Form 10-Q
period 1994-03-31
DUKE POWER CO /NC/
filed 1994-05-12
CIK 30371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED MARCH 31, 1994
                               DUKE POWER COMPANY
                            422 SOUTH CHURCH STREET
                      CHARLOTTE, NORTH CAROLINA 28242-0001
                                  704-594-0887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       FOR QUARTER ENDED MARCH 31, 1994      COMMISSION FILE NUMBER 1-4928
                               DUKE POWER COMPANY
             (Exact name of registrant as specified in its charter)

                        NORTH CAROLINA                                                  56-0205520
                (State or other jurisdiction of                                      (I.R.S. Employer
                incorporation or organization)                                      Identification No.)

                            422 SOUTH CHURCH STREET,
                           CHARLOTTE, N.C. 28242-0001
                    (Address of principal executive offices)
                                   (Zip Code)
                                  704-594-0887
               Registrant's telephone number, including area code
                                      NO CHANGE
   (Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X       No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Number of shares of Common Stock, without par value, outstanding at March 31,
1994..........................................................204,859,339 shares

                               DUKE POWER COMPANY
                                     INDEX

                                                                                                                         PAGE
PART I. FINANCIAL INFORMATION
  Consolidated Statements of Income for the Three Months Ended March 31, 1994 and 1993................................       2
  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1994 and 1993............................       3
  Consolidated Balance Sheets -- March 31, 1994 and December 31, 1993.................................................     4-5
  Consolidated Statements of Capitalization -- March 31, 1994 and December 31, 1993...................................       6
  Notes to Consolidated Financial Statements..........................................................................    7-10
  Management's Discussion and Analysis of Financial Condition and Results of Operations...............................   11-12
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders.........................................................      12
  Item 6. Exhibits and Reports on Form 8-K............................................................................      12
SIGNATURES............................................................................................................      13

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                               DUKE POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                     THREE MONTHS ENDED MARCH
                                                                                                                31
                                                                                                        1994          1993
ELECTRIC REVENUES (Notes 1 and 2).................................................................   $1,055,194    $1,007,783
ELECTRIC EXPENSES
  Operation
     Fuel used in electric generation (Note 2)....................................................      169,046       168,171
     Net interchange and purchased power (Note 6).................................................      137,159       124,816
     Wages, benefits and materials................................................................      164,959       163,377
  Maintenance of plant facilities.................................................................       96,644        91,345
  Depreciation and amortization...................................................................      113,848       127,827
  General taxes...................................................................................       60,751        57,597
  Income taxes....................................................................................      105,841        86,128
       Total electric expenses....................................................................      848,248       819,261
          Electric operating income...............................................................      206,946       188,522
OTHER INCOME
  Allowance for equity funds used during construction.............................................        6,254         3,644
  Other, net......................................................................................       26,891        18,193
  Income taxes-other, net.........................................................................      (11,036)       (5,569)
  Income taxes-credit.............................................................................        4,444         4,243
       Total other income.........................................................................       26,553        20,511
          Income before interest deductions.......................................................      233,499       209,033
INTEREST DEDUCTIONS
  Interest on long-term debt......................................................................       61,014        66,887
  Other interest..................................................................................        2,067         3,018
  Allowance for borrowed funds used during construction (credit)..................................       (3,199)       (2,556)
       Total interest deductions..................................................................       59,882        67,349
NET INCOME........................................................................................      173,617       141,684
  Dividends on preferred and preference stocks....................................................       12,322        13,386
EARNINGS FOR COMMON STOCK.........................................................................   $  161,295    $  128,298
COMMON STOCK DATA
  Average shares outstanding (thousands)..........................................................      204,859       204,859
  Earnings per share..............................................................................   $     0.79    $     0.63
  Dividends per share.............................................................................   $     0.47    $     0.45

                See notes to consolidated financial statements.
                                       2

                               DUKE POWER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31
                                                                                                         1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income........................................................................................   $ 173,617    $ 141,684
  Adjustments to reconcile net income to net cash provided by operating activities:
     Non-cash items
       Depreciation and amortization................................................................     154,014      172,183
       Deferred income taxes and investment tax credit, net of amortization.........................       7,611      (21,328)
       Allowance for equity funds used during construction..........................................      (6,254)      (3,644)
       Purchased capacity levelization (Note 6).....................................................     (11,671)      30,855
       Other, net (Note 8)..........................................................................     (25,736)       9,747
       (Increase) Decrease in
          Accounts receivable.......................................................................      49,041      (52,372)
          Inventory.................................................................................      (3,622)      15,855
          Prepayments...............................................................................      (2,956)      (2,789)
       Increase (Decrease) in
          Accounts payable..........................................................................     (75,778)    (128,461)
          Taxes accrued.............................................................................      47,452       76,906
          Interest accrued and other liabilities....................................................     (29,579)      14,351
       Total adjustments............................................................................     102,522      111,303
          Net cash provided by operating activities.................................................     276,139      252,987
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures.........................................................................    (157,048)    (121,347)
  Funding for decommissioning.......................................................................     (13,131)     (13,131)
  Investment in nuclear fuel........................................................................     (17,757)      (9,387)
  Investments in joint ventures (Note 8)............................................................         966       (1,127)
  Net change in investment securities (Note 1)......................................................       4,525     (173,673)
          Net cash provided by (used in) investing activities.......................................    (182,445)    (318,665)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of
     First and refunding mortgage bonds.............................................................          --      484,454
     Preferred Stock................................................................................          --       47,945
     Short-term notes payable, net (Note 3).........................................................      22,000     (126,000)
  Payments for the redemption of
     First and refunding mortgage bonds.............................................................          --     (184,310)
     Preferred stock................................................................................      (1,500)     (50,694)
     Dividends paid.................................................................................    (109,038)    (104,324)
     Other (Note 8).................................................................................          (6)       2,752
       Net cash provided by (used in) financing activities..........................................     (88,544)      69,823
  Net increase (decrease) in cash...................................................................       5,150        4,145
  Cash at beginning of period.......................................................................      15,576        9,293
  Cash at end of period.............................................................................   $  20,726    $  13,438

                See notes to consolidated financial statements.
                                       3

                               DUKE POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                   MARCH 31      DECEMBER 31
                                                                                                     1994           1993
ASSETS
Electric Plant -- at original cost
  Electric plant in service....................................................................   $12,684,283    $12,573,012
  Less accumulated depreciation and amortization...............................................     4,488,116      4,431,460
     Electric plant in service, net............................................................     8,196,167      8,141,552
  Nuclear fuel.................................................................................       688,793        705,994
  Less accumulated amortization................................................................       397,053        405,910
     Nuclear fuel, net.........................................................................       291,740        300,084
  Construction work in progress (including nuclear fuel in process: 1994 -- $107,886;
     1993 -- $113,904).........................................................................       479,412        482,473
     Total electric plant, net.................................................................     8,967,319      8,924,109
Other Property and Investments
  Other property -- at cost (less accumulated depreciation: 1994 -- $92,226;
     1993 -- $90,191)..........................................................................       322,768        311,241
  Investments in joint ventures................................................................       100,646        101,612
  Other investments, at cost or less...........................................................        90,041         90,301
  Nuclear decommissioning trust funds..........................................................       132,615        118,456
  Pre-funded pension cost......................................................................        50,000         50,000
     Total other property and investments......................................................       696,070        671,610
Current Assets
  Cash (Note 3)................................................................................        20,726         15,576
  Short-term investments.......................................................................       116,386        120,651
  Receivables (less allowance for losses: 1994 -- $6,855; 1993 -- $6,392) (Note 1).............       482,551        531,592
  Inventory -- at average cost
     Coal......................................................................................        68,110         69,155
     Other.....................................................................................       204,401        199,733
  Prepayments..................................................................................        15,018         12,062
     Total current assets......................................................................       907,192        948,769
Deferred Debits
  Purchased capacity costs (Notes 6 and 7).....................................................       779,770        768,099
  Debt expense, primarily refinancing costs, being amortized over terms of related debt........       195,027        197,963
  Regulatory asset related to income taxes.....................................................       485,669        486,440
  Regulatory asset related to DOE assessment fee (Note 2)......................................       116,731        116,731
  Other........................................................................................        76,011         79,386
     Total deferred debits.....................................................................     1,653,208      1,648,619
Total assets...................................................................................   $12,223,789    $12,193,107

                See notes to consolidated financial statements.
                                       4

                               DUKE POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                   MARCH 31      DECEMBER 31
                                                                                                     1994           1993
CAPITALIZATION AND LIABILITIES
Capitalization
(See Consolidated Statements of Capitalization)
  Common stock equity..........................................................................   $ 4,402,653    $ 4,337,734
  Preferred and preference stocks without sinking fund requirements (Note 4)...................       500,000        500,000
  Preferred stocks with sinking fund requirements (Note 5).....................................       279,500        281,000
  Long-term debt...............................................................................     3,246,455      3,285,397
     Total capitalization......................................................................   $ 8,428,608    $ 8,404,131
Current Liabilities
  Accounts payable.............................................................................       258,941        337,391
  Taxes accrued................................................................................       130,276         82,824
  Interest accrued.............................................................................        60,324         68,868
  Other (Note 7)...............................................................................       189,739        211,207
     Total.....................................................................................       639,280        700,290
  Notes payable (Note 3).......................................................................        40,000         18,000
  Current maturities of long-term debt and preferred stocks....................................       131,902         91,898
     Total current liabilities.................................................................       811,182        810,188
Accumulated Deferred Income Taxes..............................................................     2,217,353      2,207,708
Deferred Credits and Other Liabilities
  Investment tax credit........................................................................       279,693        282,505
  Department of Energy assessment fee (Note 2).................................................       116,731        116,731
  Nuclear decommissioning costs externally funded..............................................       132,615        118,456
  Other........................................................................................       237,607        253,388
     Total deferred credits and other liabilities..............................................       766,646        771,080
     Total capitalization and liabilities......................................................   $12,223,789    $12,193,107

                See notes to consolidated financial statements.
                                       5

                               DUKE POWER COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                      MARCH 31     DECEMBER 31
                                                                                                        1994          1993
Common Stock Equity
  Common stock, no par, 300,000,000 shares authorized; 204,859,339 shares outstanding for 1994 and
     1993.........................................................................................   $1,926,909    $1,926,909
  Retained earnings...............................................................................    2,475,744     2,410,825
     Total common stock equity....................................................................    4,402,653     4,337,734
Preferred And Preference Stocks Without Sinking Fund Requirements (Note 4)........................      500,000       500,000
Preferred Stock With Sinking Fund Requirements (Note 5)...........................................      279,500       281,000
Long-Term Debt
  Parent company long-term debt...................................................................    3,159,729     3,199,032
  Subsidiary long-term debt.......................................................................       86,726        86,365
     Total consolidated long-term debt............................................................    3,246,455     3,285,397
       Total capitalization.......................................................................   $8,428,608    $8,404,131

                See notes to consolidated financial statements.
                                       6

                               DUKE POWER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
     1. Revenues are recorded as service is rendered to customers. "Receivables" on the Consolidated Balance Sheets include $153,633,000 and $175,726,000 as of March 31, 1994 and December 31, 1993, respectively, for service that has been rendered but not yet billed to customers.
     In accordance with generally accepted accounting principles, the financial statements include the accounts of Duke Power Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.
     For purposes of the Consolidated Statements of Cash Flows, the Company's investments in highly liquid debt instruments with an original maturity of three months or less are included in cash flows from investing activities and thus are not considered cash equivalents. Total income taxes paid for the quarter ended March 31 were $52,725,000 and $51,927,000 for 1994 and 1993, respectively.
     The Company implemented Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," effective January 1, 1993.
     2. The North Carolina Utilities Commission (NCUC) and The Public Service Commission of South Carolina (PSCSC) must approve rates for retail sales within their respective states. The Federal Energy Regulatory Commission (FERC) must approve the Company's rates for sales to wholesale customers. Sales to the other joint owners of the Catawba Nuclear Station, which represent a substantial majority of the Company's wholesale revenues, are set through contractual agreements (See Note 6).
     The North Carolina Supreme Court on April 22, 1992, remanded for the second time the Company's 1986 rate order to the NCUC. In this ruling the Court held that the record from the 1986 proceedings failed to support the rate of return of 13.2 percent on common equity authorized by the NCUC after the initial decision of the Court remanding the 1986 rate order. The NCUC issued a final order dated October 26, 1992, authorizing a 12.8 percent return on common equity for the period October 31, 1986 through November 11, 1991, that resulted in a refund to North Carolina retail customers in 1992 of approximately $95 million, including interest.
     During 1991, the Company filed in both the North Carolina and the South Carolina retail jurisdictions its only requests for general rate increases since 1986. The rate increase requested by the Company in North Carolina was 9.22 percent; a 4.15 percent increase was granted resulting in $100.1 million in additional annual revenues. In South Carolina, a rate increase of 7.29 percent was requested; a 3.0 percent increase was granted resulting in $30.2 million in additional annual revenues. These increases were requested primarily to recover costs associated with the Bad Creek Hydroelectric Station.
     In 1991, the Company filed a request with the FERC seeking a 7.47 percent rate increase for its wholesale customers, who represent approximately 2 percent of the Company's total revenues. A negotiated settlement between the Company and the wholesale customers was approved by the FERC on March 31, 1992. The approved agreement, effective April 1, 1992, provided for a 3.3 percent rate increase, resulting in $2.1 million in additional annual revenues.
     The Company has a bulk power sales agreement with Carolina Power & Light Company (CP&L) to provide CP&L 400 megawatts of capacity as well as associated energy when needed for a six-year period which began July 1, 1993. Electric rates in all regulatory jurisdictions were reduced by adjustment riders to reflect capacity revenues received from this CP&L bulk power sales agreement.
     Fuel costs are reviewed semiannually in the wholesale and South Carolina retail jurisdictions, with provisions for changing such costs in base rates. In the North Carolina retail jurisdiction, a review of fuel costs in rates is required annually and during general rate case proceedings.
     All jurisdictions allow the Company to adjust rates for past over- or under-recovery of fuel costs. Therefore, the Company reflects in revenues the difference between actual fuel costs incurred and fuel costs recovered through rates. The North Carolina legislature ratified a bill in July 1987 assuring the legality of such adjustments in rates. In 1991, the statute was extended through June 30, 1997.
                                       7

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
     A provision in the Energy Policy Act of 1992 established a fund for the decontamination and decommissioning of the Department of Energy's (DOE) uranium enrichment plants. Licensees are subject to an annual assessment for 15 years based on their pro rata share of past enrichment services. The annual assessment is recorded as fuel expense. The Company paid $8,338,000 in September 1993 related to its ownership interest in nuclear plants. The Company has reflected the remaining liability and regulatory asset of $116,731,000 in the Consolidated Balance Sheets.
     3. To support short-term debt obligations, the Company had credit facilities of $324,980,000 as of March 31, 1994 and December 31, 1993, with 29 commercial banks. Included in these facilities is a three-year, $300,000,000 revolving credit agreement with the balance in separate, annually-renewable lines of credit. These facilities are on a fee or compensating-balance basis. No short-term debt resulting from these credit facilities was outstanding as of March 31, 1994 and December 31, 1993.
     As of March 31, 1994 and December 31, 1993, the Company had $40,000,000 in pollution control revenue bonds backed by an unused, two-year revolving credit facility of $40,000,000 and $130,000,000 in commercial paper backed by an unused, three-year $130,000,000 revolving credit facility. These facilities are on a fee basis. Both the $40,000,000 in pollution control bonds and the $130,000,000 in commercial paper are included in long-term debt.
     Cash balances maintained at the banks on deposit were $18,199,000 as of March 31, 1994, and $12,988,000 as of December 31, 1993. Cash balances and fees compensate banks for their services, even though the Company has no formal compensating-balance arrangements. To compensate certain banks for credit facilities, the Company maintained balances of $49,000 as of March 31, 1994 and December 31, 1993. The Company retains the right of withdrawal with respect to the funds used for compensating-balance arrangements.
     A summary of short-term borrowing is as follows (dollars in thousands):

                                                                                        THREE MONTHS ENDED       YEAR ENDED
                                                                                          MARCH 31, 1994      DECEMBER 31, 1993
Amount outstanding at end of period -- average rate of 3.69% and 3.27% for 1994 and
  1993, respectively.................................................................        $ 40,000             $  18,000
Maximum amount outstanding during the period.........................................        $156,000             $ 178,000
Average amount outstanding during the period.........................................        $ 18,979             $  35,187
Weighted average interest rate for the period -- computed on a daily basis...........           3.12%                 3.17%

     4. At March 31, 1994, and December 31, 1993, 12,500,000 shares of preferred stock, ($100 par value), 10,000,000 shares of preferred stock A ($25 par value) and 1,500,000 shares of preference stock ($100 par value) were authorized with or without sinking fund requirements. Preferred and preference stocks without sinking fund requirements at March 31, 1994 and December 31, 1993 were as follows:

                                                                                  YEAR       SHARES       MARCH 31    DECEMBER 31
RATE/SERIES                                                                      ISSUED    OUTSTANDING      1994         1993
                                                                                                          (DOLLARS IN THOUSANDS)
4.50% C.......................................................................    1964        350,000     $ 35,000     $  35,000
5.72% D.......................................................................    1966        350,000       35,000        35,000
6.72% E.......................................................................    1968        350,000       35,000        35,000
7.85% S.......................................................................    1992        600,000       60,000        60,000
7.00% W.......................................................................    1993        500,000       50,000        50,000
7.04% Y.......................................................................    1993        600,000       60,000        60,000
7.72% (Preferred Stock A).....................................................    1992      1,600,000       40,000        40,000
6.375% (Preferred Stock A)....................................................    1993      2,400,000       60,000        60,000
Adjustable Rate A.............................................................    1986        500,000       50,000        50,000
Auction Series A..............................................................    1990        750,000       75,000        75,000
  Total.......................................................................                            $500,000     $ 500,000

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
     5. At March 31, 1994 and December 31, 1993, 12,500,000 shares of preferred stock, ($100 par value), 10,000,000 shares of preferred stock A ($25 par value) and 1,500,000 shares of preference stock ($100 par value) were authorized with or without sinking fund requirements. Preferred stocks with sinking fund requirements at March 31, 1994 and December 31, 1993 were as follows:

                                                                                  YEAR       SHARES       MARCH 31    DECEMBER 31
RATE/SERIES                                                                      ISSUED    OUTSTANDING      1994         1993
                                                                                                          (DOLLARS IN THOUSANDS)
5.95% B (Preferred Stock A)...................................................    1992        800,000     $ 20,000     $  20,000
6.10% C (Preferred Stock A)...................................................    1992        800,000       20,000        20,000
6.20% D (Preferred Stock A)...................................................    1992        800,000       20,000        20,000
7.12% Q.......................................................................    1987        470,000       47,000            --
7.12% Q.......................................................................    1987        485,000           --        48,500
7.50% R.......................................................................    1992        850,000       85,000        85,000
6.20% T.......................................................................    1992        130,000       13,000        13,000
6.30% U.......................................................................    1992        130,000       13,000        13,000
6.40% V.......................................................................    1992        130,000       13,000        13,000
6.75% X.......................................................................    1993        500,000       50,000        50,000
Less: Current sinking fund requirements 7.12% Q...............................                              (1,500)       (1,500)
Total.........................................................................                            $279,500     $ 281,000

     6. The Company has sold interests in both units of the Catawba Nuclear Station to the North Carolina Municipal Power Agency Number 1 (NCMPA), the North Carolina Electric Membership Corporation (NCEMC), the Piedmont Municipal Power Agency (PMPA), and the Saluda River Electric Cooperative, Inc. (Saluda River), collectively referred to as the Other Catawba Joint Owners. The Company retains a 12.5 percent ownership interest in the Catawba Nuclear Station. In connection with the joint ownership, the Company has entered into contractual agreements with the Other Catawba Joint Owners to purchase declining percentages of the generating capacity and energy from the plant. These agreements were effective beginning with the commercial operation of each unit. Unit 1 and Unit 2 began commercial operation in June 1985 and in August 1986, respectively. Such agreements were established for 15 years for NCMPA and PMPA and 10 years for NCEMC and Saluda River.
     Effective in its November 1991 rate order, the North Carolina Utilities Commission (NCUC) reaffirmed the Company's recovery, on a levelized basis, of the capital costs and fixed operating and maintenance costs of capacity purchased from the Other Catawba Joint Owners. The new NCUC rate order changed the levelized basis to a 15-year period ending 2001 for all of the Other Catawba Joint Owners compared to the previous 15-year levelization period for NCMPA and PMPA and 10-year levelization period for NCEMC and Saluda River. The Public Service Commission of South Carolina (PSCSC), in its November 1991 rate order, reaffirmed the Company's recovery on a levelized basis of the capital costs of capacity purchased from the Other Catawba Joint Owners. The new PSCSC rate order retained the levelized basis of a 7 1/2-year period for PMPA and NCMPA; for NCEMC and Saluda River the new levelized basis reflects the projected purchased capacity payments for the twelve-month period ended October 1992. The Federal Energy Regulatory Commission granted the Company recovery on a levelized basis of the capital costs and fixed operating and maintenance costs of capacity purchased from the Other Catawba Joint Owners over their contractual purchased power buyback periods. As currently provided in rates in all jurisdictions, the Company recovers the costs of purchased energy and a portion of purchased capacity. The portion of costs not currently recovered through rates is being accumulated, and the Company is recording a carrying charge on the accumulated balance. The Company recovers the accumulated balance including the carrying charge when the capacity payments drop below the levelized revenues. In the North Carolina and wholesale jurisdictions, purchased capacity payments continue to exceed levelized revenues. In the South Carolina jurisdiction, cumulative levelized revenues have exceeded purchased capacity payments. Jurisdictional levelizations are intended to recover total costs, including allowed returns, and are subject to adjustments, including final true-ups.
                                       9

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
     For the three months ended March 31, 1994 and 1993, the Company recorded purchased capacity and energy costs from the Other Catawba Joint Owners of $120,405,000 and $67,362,000, respectively. These amounts, adjusted for the cost of capacity purchased not reflected in current rates, are included in "Net interchange and purchased power" in the Consolidated Statements of Income. As of March 31, 1994 and December 31, 1993, $779,770,000 and $768,099,000 pre-tax,
respectively, associated with the costs of capacity purchased, but not reflected in current rates had been accumulated in the Consolidated Balance Sheets as "Purchased capacity costs." Accumulated deferred income taxes associated with "Purchased capacity costs" were $259,399,000 and $254,789,000 as of March 31, 1994 and December 31, 1993, respectively.
     7. The Other Joint Owners of the Catawba Nuclear Station and the Company are involved in various proceedings related to the Catawba joint ownership contractual agreements. The basic contention in each proceeding is that certain calculations affecting bills under these agreements should be performed differently. These items are covered by the agreements between the Company and the Other Catawba Joint Owners which have been previously approved by the Company's retail regulatory commissions (See Note 6). The Company and two of the four joint owners have entered into a settlement agreement which resolves all issues in contention in such proceedings between the Company and these owners. The Company recorded a liability as an increase to Other current liabilities on its Consolidated Balance Sheets of approximately $105 million in 1993 to reflect this settlement. As the Company expects the costs associated with this settlement will be recovered as part of the purchased capacity levelization, the Company has included approximately $105 million as an increase to Purchased capacity costs on its Consolidated Balance Sheets. Therefore, the Company believes the ultimate resolution of these matters should not have a material adverse effect on the results of operations or financial position of the Company.
     The Company and the two remaining Catawba Joint Owners, who are not parties to the above settlement, reached an agreement in principle in April 1994 which, if finally effectuated and approved by the regulators, will resolve all disputes among these parties in the presently outstanding proceedings, and would include an obligation of the Company of approximately $110 million. Arbitration hearings were held in 1992 involving substantially all the disputed amounts, and a decision interpreting the language of the agreements on certain of these matters was issued on October 1, 1993. Absent a final settlement agreement, further proceedings will be required to determine the amounts associated with this decision as it relates to these owners, some of which may involve refunds. However, the Company expects the costs associated with this decision or settlement will be included in and recovered as part of the purchased capacity levelization consistent with prior orders of the retail regulatory commissions. Therefore, the Company believes the ultimate resolution of these matters should not have a material adverse effect on the results of operations or financial position of the Company.
     The Company is also involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the results of operations or the financial position of the Company.
     8. In the Consolidated Statements of Cash Flows certain prior year information has been reclassified to conform with current classifications.
     9. These are quarterly financial statements and the amounts reported in the Consolidated Statements of Income for the periods herein are not necessarily indicative of amounts expected for the respective years. These amounts may be affected by factors such as the temperature variations between seasons of the year, timing of scheduled and unscheduled maintenance of certain electric generating units, and the Company's policy of accruing estimates for certain other expenses ratably over twelve months until final amounts are determined.
     10. In the opinion of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Duke Power Company as of the respective dates shown and the results of its operations for the respective periods then ended.
                                       10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  LIQUIDITY AND CAPITAL RESOURCES
     During the period January 1, 1994 through March 31, 1994, additions to utility property (including nuclear fuel) of $179.5 million and retirements of $88.4 million resulted in a net increase in gross plant of $91.1 million.
     The Company began construction of the Lincoln Combustion Turbine Station (Lincoln station) in March 1993. The Lincoln station will help the Company meet capacity needs during times of peak demand for electricity. Current plans call for 10 units to begin commercial operation in 1995, with the remaining 6 to come on line the following year. The estimated total cost of the project is approximately $500 million.
     The Company normally experiences seasonal peak loads in the summer and winter which are relatively in balance. On July 29, 1993, the Company experienced its summer peak load of 15,720 MW during unusually hot weather. A new all-time peak load of 16,070 MW occurred on January 19, 1994 during extremely cold weather. The Company's peak load includes the load of the Other Catawba Joint Owners.
     Fixed charges coverage for the twelve months ended March 31, 1994, using the SEC method, was 4.97 times. Internal cash generation for the twelve months ended March 31, 1994 was 50 percent. Essentially all of the Company's capital needs, exclusive of refinancing activities, were met by cash generated from normal operations.
     The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the results of operations or the financial position of the Company.
     The Other Joint Owners of the Catawba Nuclear Station and the Company are involved in various proceedings related to the Catawba joint ownership contractual agreements. The basic contention in each proceeding is that certain calculations affecting bills under these agreements should be performed differently. These items are covered by the agreements between the Company and the Other Catawba Joint Owners which have been previously approved by the Company's retail regulatory commissions (See Note 6 to Consolidated Financial Statements). The Company and two of the four joint owners have entered into a settlement agreement which resolves all issues in contention in such proceedings between the Company and these owners. The Company recorded a liability as an increase to Other current liabilities on its Consolidated Balance Sheets of approximately $105 million in 1993 to reflect this settlement. As the Company expects the costs associated with this settlement will be recovered as part of the purchased capacity levelization, the Company has included approximately $105 million as an increase to Purchased capacity costs on its Consolidated Balance Sheets. Therefore, the Company believes the ultimate resolution of these matters should not have a material adverse effect on the results of operations or financial position of the Company.
     The Company and the two remaining Catawba Joint Owners, who are not parties to the above settlement, reached an agreement in principle in April 1994 which, if finally effectuated and approved by the regulators, will resolve all disputes among these parties in the presently outstanding proceedings, and would include an obligation of the Company of approximately $110 million. Arbitration hearings were held in 1992 involving substantially all the disputed amounts, and a decision interpreting the language of the agreements on certain of these matters was issued on October 1, 1993. Absent a final settlement agreement, further proceedings will be required to determine the amounts associated with this decision as it relates to these owners, some of which may involve refunds. However, the Company expects the costs associated with this decision or settlement will be included in and recovered as part of the purchased capacity levelization consistent with prior orders of the retail regulatory commissions. Therefore, the Company believes the ultimate resolution of these matters should not have a material adverse effect on the results of operations or financial position of the Company.
     On March 17, 1994 the Company, together with the Other Catawba Joint Owners, settled the lawsuit initiated by the Company on March 22, 1990 against Westinghouse Electric Corporation seeking damages for supplying to the McGuire and Catawba Nuclear Stations steam generators that were alleged to be defective in design, workmanship and materials and that would require replacement well short of their stated design life. While the terms of the settlement may not be disclosed pursuant to court order, the Company believes the litigation was settled on terms that provided satisfactory consideration to the Company. Such settlement will not have a material effect on the Company's results of operations or financial position.
                                       11

  RESULTS OF OPERATIONS
     Earnings per share for the first quarter 1994 were 79 cents per share compared to 63 cents per share for the same period in 1993. This 25.4% increase was principally due to higher kilowatt-hour sales.
     Total electric kilowatt-hour sales for first quarter 1994 increased by 5.7% over first quarter 1993. This increase was primarily due to a 7.6% increase in residential sales resulting largely from the extreme cold weather during the month of January, 1994. General service sales were up 6.4% due to the weather and strong economic activity in the Company's service territory. Total industrial sales for the quarter were up 5%, with textile sales up 3.3%, also reflecting the economic strength of the service territory.
     Fuel expense and Net interchange and purchased power expense for the first quarter 1994 increased $13 million compared to first quarter 1993. Growth in sales, in part met by higher levels of fossil generation as a percentage of total generation, contributed to the increase. These changes were partially offset by a reduction in the price of fuel.
     Operating and maintenance expenses increased $6.9 million for the first quarter 1994 over the same period in 1993. This 2.7% increase was primarily due to higher fossil and nuclear maintenance expenses resulting from increased turbine and boiler work at fossil stations, timing differences in refueling schedules between the two periods, and higher outage costs associated with steam generator tube leaks at the McGuire Nuclear Station. This increase was partially offset by a reduction in storm damage costs as compared to first quarter 1993 and a one-time charge associated with the Limited Period Separation Opportunity program, recognized in the first quarter of 1993.
     Depreciation and amortization expenses decreased for the first quarter 1994 compared to first quarter 1993. This decrease was primarily due to the lower amortization of property losses in first quarter 1994, which was partially offset by an increase in investment in distribution property.
     Interest expense on long-term debt decreased $5.9 million for the first quarter 1994 compared to first quarter 1993. This 8.8% decrease was a result of the Company's refinancing activities in 1993.
     Allowance For Funds Used During Construction (AFUDC) increased $3.3 million for the first quarter 1994 compared to first quarter 1993. This increase is attributed to construction of the Lincoln Combustion Turbine Station and the replacement of the steam generators at the McGuire Nuclear Station.
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters voted upon by the security holders of the Company for the quarter ended March 31, 1994.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (A) Exhibits
         None.
     (B) Reports on Form 8-K
         The Company filed a report on Form 8-K on February 18, 1994, containing the Company's audited consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and certain other information for the fiscal year ended December 31, 1993, for the purpose of providing updated financial information about the Company in connection with the subsequent filing of a registration statement on Form S-3 with the Securities and Exchange Commission.
                                       12

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            DUKE POWER COMPANY
Date: May 12, 1994
                                                        R. J. OSBORNE
                                               SENIOR VICE PRESIDENT AND CHIEF
                                                      FINANCIAL OFFICER
Date: May 12, 1994
                                                       DAVID L. HAUSER
                                                         CONTROLLER
                                       13