Form 10-Q
period 1994-06-30
DUKE POWER CO /NC/
filed 1994-08-11
CIK 30371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED JUNE 30, 1994
                               DUKE POWER COMPANY
                            422 SOUTH CHURCH STREET
                      CHARLOTTE, NORTH CAROLINA 28242-0001
                                  704-594-0887

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       FOR QUARTER ENDED JUNE 30, 1994       COMMISSION FILE NUMBER 1-4928
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

                            422 SOUTH CHURCH STREET,
                           CHARLOTTE, N.C. 28242-0001
                    (Address of principal executive office)
                                   (Zip Code)
        Registrant's telephone number, including area code 704-594-0887
                                      NO CHANGE
   (Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  (check mark)    No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Number of shares of Common Stock, without par value, outstanding at June 30,
1994..........................................................204,859,339 shares

                               DUKE POWER COMPANY
                                     INDEX

                                                                                                                         PAGE
PART I. FINANCIAL INFORMATION
  Consolidated Statements of Income for the Three and Six Months Ended June 30, 1994 and 1993.........................       2
  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1994 and 1993...............................       3
  Consolidated Balance Sheets -- June 30, 1994 and December 31, 1993..................................................     4-5
  Consolidated Statements of Capitalization -- June 30, 1994 and December 31, 1993....................................       6
  Notes to Consolidated Financial Statements..........................................................................    7-10
  Management's Discussion and Analysis of Financial Condition and Results of Operations...............................   11-12
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders.........................................................      12
  Item 6. Exhibits and Reports on Form 8-K............................................................................      12
SIGNATURES............................................................................................................      13

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                               DUKE POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                 JUNE 30                    JUNE 30
                                                                             1994         1993         1994          1993
ELECTRIC REVENUES (Notes 1 and 2)......................................   $1,031,957    $987,218    $2,087,151    $1,995,001
ELECTRIC EXPENSES
  Operation
     Fuel used in electric generation (Note 2).........................      183,030     161,630       352,076       329,801
     Net interchange and purchased power (Note 6)......................      138,680     137,050       275,839       261,866
     Wages, benefits and materials.....................................      208,285     170,496       373,244       333,873
  Maintenance of plant facilities......................................       99,456      93,932       196,100       185,277
  Depreciation and amortization........................................      113,847     125,291       227,695       253,118
  General taxes........................................................       59,602      54,970       120,353       112,567
  Income taxes.........................................................       71,872      74,738       177,713       160,866
       Total electric expenses.........................................      874,772     818,107     1,723,020     1,637,368
          Electric operating income....................................      157,185     169,111       364,131       357,633
OTHER INCOME
  Allowance for equity funds used during construction..................        5,627       4,909        11,881         8,553
  Other, net...........................................................       37,055      15,697        63,946        33,890
  Income taxes-other, net..............................................      (14,480)     (8,120)      (25,516)      (13,689)
  Income taxes-credit..................................................        4,498       4,468         8,942         8,711
       Total other income..............................................       32,700      16,954        59,253        37,465
          Income before interest deductions............................      189,885     186,065       423,384       395,098
INTEREST DEDUCTIONS
  Interest on long-term debt...........................................       62,357      63,771       123,371       130,658
  Other interest.......................................................        2,404       2,868         4,471         5,886
  Allowance for borrowed funds used during construction (credit).......       (2,878)     (3,044)       (6,077)       (5,600)
       Total interest deductions.......................................       61,883      63,595       121,765       130,944
NET INCOME.............................................................      128,002     122,470       301,619       264,154
  Dividends on preferred and preference stocks.........................       12,385      13,542        24,707        26,928
EARNINGS FOR COMMON STOCK..............................................   $  115,617    $108,928    $  276,912    $  237,226
COMMON STOCK DATA
  Average shares outstanding (thousands)...............................      204,859     204,859       204,859       204,859
  Earnings per share...................................................   $     0.56    $   0.53    $     1.35    $     1.16
  Dividends per share..................................................   $     0.47    $   0.45    $     0.94    $     0.90

                See notes to consolidated financial statements.
                                       2

                               DUKE POWER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                          SIX MONTHS ENDED
                                                                                                              JUNE 30
                                                                                                         1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income........................................................................................   $ 301,619    $ 264,154
  Adjustments to reconcile net income to net cash provided by operating activities:
     Non-cash items
       Depreciation and amortization................................................................     303,818      333,954
       Deferred income taxes and investment tax credit, net of amortization.........................      64,856          396
       Allowance for equity funds used during construction..........................................     (11,881)      (8,553)
       Purchased capacity levelization (Note 6).....................................................    (124,366)      14,533
       Other, net (Note 8)..........................................................................     (29,759)         153
       (Increase) Decrease in
          Accounts receivable.......................................................................       6,381      (18,487)
          Inventory.................................................................................     (14,102)      31,194
          Prepayments...............................................................................       2,164          672
       Increase (Decrease) in
          Accounts payable..........................................................................     (66,722)    (123,991)
          Taxes accrued.............................................................................     (23,682)      (4,455)
          Interest accrued and other liabilities....................................................     (12,802)       2,674
       Total adjustments............................................................................      93,905      228,090
          Net cash provided by operating activities.................................................     395,524      492,244
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures.........................................................................    (313,210)    (240,131)
  Funding for decommissioning.......................................................................     (26,262)     (26,262)
  Investment in nuclear fuel........................................................................     (41,490)     (74,903)
  Investment in joint ventures (Note 8).............................................................       1,505       (7,873)
  Net change in investment securities (Note 1)......................................................       2,292       23,806
          Net cash provided by (used in) investing activities.......................................    (377,165)    (325,363)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of
     First and refunding mortgage bonds.............................................................     144,390      734,660
     Pollution-control bonds........................................................................          --       76,265
     Preferred Stock................................................................................          --      156,982
     Short-term notes payable, net (Note 3).........................................................      50,000     (100,000)
  Payments for the redemption of
     First and refunding mortgage bonds.............................................................          --     (585,261)
     Pollution-control bonds........................................................................          --      (79,310)
     Preferred stock................................................................................      (1,500)    (162,183)
     Dividends paid.................................................................................    (217,692)    (209,909)
     Other (Note 8).................................................................................         535        4,756
          Net cash provided by (used in) financing activities.......................................     (24,267)    (164,000)
  Net increase (decrease) in cash...................................................................      (5,908)       2,881
  Cash at beginning of period.......................................................................      15,576        9,293
  Cash at end of period.............................................................................   $   9,668    $  12,174

                See notes to consolidated financial statements.
                                       3

                               DUKE POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                    JUNE 30      DECEMBER 31
                                                                                                     1994           1993
ASSETS
Electric Plant -- at original cost
  Electric plant in service....................................................................   $12,797,582    $12,573,012
  Less accumulated depreciation and amortization...............................................     4,573,523      4,431,460
     Electric plant in service, net............................................................     8,224,059      8,141,552
  Nuclear fuel.................................................................................       731,608        705,994
  Less accumulated amortization................................................................       425,134        405,910
     Nuclear fuel, net.........................................................................       306,474        300,084
  Construction work in progress (including nuclear fuel in process: 1994 -- $88,026;
     1993 -- $113,904).........................................................................       446,398        482,473
     Total electric plant, net.................................................................     8,976,931      8,924,109
Other Property and Investments
  Other property -- at cost (less accumulated depreciation: 1994 -- $94,473;
     1993 -- $90,191)..........................................................................       362,206        311,241
  Investments in joint ventures................................................................       100,107        101,612
  Other investments, at cost or less...........................................................        68,718         90,301
  Nuclear decommissioning trust funds..........................................................       146,231        118,456
  Pre-funded pension cost......................................................................        50,000         50,000
     Total other property and investments......................................................       727,262        671,610
Current Assets
  Cash (Note 3)................................................................................         9,668         15,576
  Short-term investments.......................................................................       114,942        120,651
  Receivables (less allowance for losses: 1994 -- $6,408; 1993 -- $6,392) (Note 1).............       572,154        531,592
  Inventory -- at average cost
     Coal......................................................................................        73,392         69,155
     Other.....................................................................................       209,599        199,733
  Prepayments..................................................................................         9,898         12,062
     Total current assets......................................................................       989,653        948,769
Deferred Debits
  Purchased capacity costs (Note 6 & 7)........................................................       897,236        768,099
  Debt expense, primarily refinancing costs, being amortized over terms of related debt........       192,085        197,963
  Regulatory asset related to income taxes.....................................................       485,788        486,440
  Regulatory asset related to DOE assessment fee (Note 2)......................................       110,989        116,731
  Other........................................................................................        72,756         79,386
     Total deferred debits.....................................................................     1,758,854      1,648,619
Total assets...................................................................................   $12,452,700    $12,193,107

                See notes to consolidated financial statements.
                                       4

                               DUKE POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                    JUNE 30      DECEMBER 31
                                                                                                     1994           1993
CAPITALIZATION AND LIABILITIES
Capitalization
(See Consolidated Statements of Capitalization)
  Common stock equity..........................................................................   $ 4,421,358    $ 4,337,734
  Preferred and preference stocks without sinking fund requirements (Note 4)...................       500,000        500,000
  Preferred stocks with sinking fund requirements (Note 5).....................................       279,500        281,000
  Long-term debt...............................................................................     3,392,132      3,285,397
     Total capitalization......................................................................     8,592,990      8,404,131
Current Liabilities
  Accounts payable.............................................................................       269,221        337,391
  Taxes accrued................................................................................        59,142         82,824
  Interest accrued.............................................................................        71,744         68,868
  Other (Note 7)...............................................................................       199,922        211,207
     Total.....................................................................................       600,029        700,290
  Notes payable (Note 3).......................................................................        68,000         18,000
  Current maturities of long-term debt and preferred stocks....................................       132,238         91,898
     Total current liabilities.................................................................       800,267        810,188
Accumulated Deferred Income Taxes..............................................................     2,277,522      2,207,708
Deferred Credits and Other Liabilities
  Investment tax credit........................................................................       276,880        282,505
  DOE assessment fee (Note 2)..................................................................       110,989        116,731
  Nuclear decommissioning costs externally funded..............................................       146,231        118,456
  Other........................................................................................       247,821        253,388
     Total deferred credits and other liabilities..............................................       781,921        771,080
     Total capitalization and liabilities......................................................   $12,452,700    $12,193,107

                See notes to consolidated financial statements.
                                       5

                               DUKE POWER COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                      JUNE 30      DECEMBER 31
                                                                                                        1994          1993
Common Stock Equity
  Common stock, no par, 300,000,000 shares authorized; 204,859,339 shares
     outstanding for 1994 and 1993................................................................   $1,926,909    $1,926,909
  Retained earnings...............................................................................    2,494,449     2,410,825
     Total common stock equity....................................................................    4,421,358     4,337,734
Preferred and Preference Stocks Without Sinking Fund Requirements (Note 4)........................      500,000       500,000
Preferred Stocks With Sinking Fund Requirements (Note 5)..........................................      279,500       281,000
Long-Term Debt
  Parent company long-term debt...................................................................    3,301,633     3,199,032
  Subsidiary long-term debt.......................................................................       90,499        86,365
     Total consolidated long-term debt............................................................    3,392,132     3,285,397
       Total capitalization.......................................................................   $8,592,990    $8,404,131

                See notes to consolidated financial statements.
                                       6

                               DUKE POWER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
     1. Revenues are recorded as service is rendered to customers. "Receivables" on the Consolidated Balance Sheets include $183,213,000 and $175,726,000 as of June 30, 1994 and December 31, 1993, respectively, for service that has been rendered but not yet billed to customers.
     In accordance with generally accepted accounting principles, the financial statements include the accounts of Duke Power Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.
     For purposes of the Consolidated Statements of Cash Flows, the Company's investments in highly liquid debt instruments with an original maturity of three months or less are included in cash flows from investing activities and thus are not considered cash equivalents. Total income taxes paid for the quarter ended June 30 were $115,745,000 and $152,506,000 for 1994 and 1993, respectively. For the six months ending June 30, 1994 and 1993, income taxes paid were $168,470,000 and $204,433,000, respectively.
     The Company implemented Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," effective January 1, 1993.
     2. The North Carolina Utilities Commission (NCUC) and The Public Service Commission of South Carolina (PSCSC) must approve rates for retail sales within their respective states. The Federal Energy Regulatory Commission (FERC) must approve the Company's rates for sales to wholesale customers. Sales to the other joint owners of the Catawba Nuclear Station, which represent a substantial majority of the Company's wholesale revenues, are set through contractual agreements (See Note 6).
     The North Carolina Supreme Court on April 22, 1992, remanded for the second time the Company's 1986 rate order to the NCUC. In this ruling the Court held that the record from the 1986 proceedings failed to support the rate of return of 13.2 percent on common equity authorized by the NCUC after the initial decision of the Court remanding the 1986 rate order. The NCUC issued a final order dated October 26, 1992, authorizing a 12.8 percent return on common equity for the period October 31, 1986 through November 11, 1991, that resulted in a refund to North Carolina retail customers in 1992 of approximately $95 million, including interest.
     During 1991, the Company filed in both the North Carolina and the South Carolina retail jurisdictions its only requests for general rate increases since 1986. The rate increase requested by the Company in North Carolina was 9.22 percent; a 4.15 percent increase was granted resulting in $100.1 million in additional annual revenues. In South Carolina, a rate increase of 7.29 percent was requested; a 3.0 percent increase was granted resulting in $30.2 million in additional annual revenues. These increases were requested primarily to recover costs associated with the Bad Creek Hydroelectric Station.
     In 1991, the Company filed a request with the FERC seeking a 7.47 percent rate increase for its wholesale customers, who represent approximately 2 percent of the Company's total revenues. A negotiated settlement between the Company and the wholesale customers was approved by the FERC on March 31, 1992. The approved agreement, effective April 1, 1992, provided for a 3.3 percent rate increase, resulting in $2.1 million in additional annual revenues.
     The Company has a bulk power sales agreement with Carolina Power & Light Company (CP&L) to provide CP&L 400 megawatts of capacity as well as associated energy when needed for a six-year period which began July 1, 1993. Electric rates in all regulatory jurisdictions were reduced by adjustment riders to reflect capacity revenues received from this CP&L bulk power sales agreement.
     Fuel costs are reviewed semiannually in the wholesale and South Carolina retail jurisdictions, with provisions for changing such costs in base rates. In the North Carolina retail jurisdiction, a review of fuel costs in rates is required annually and during general rate case proceedings.
     All jurisdictions allow the Company to adjust rates for past over-or under-recovery of fuel costs. Therefore, the Company reflects in revenues the difference between actual fuel costs incurred and fuel costs recovered through rates. The North Carolina legislature ratified a bill in July 1987 assuring the legality of such adjustments in rates. In 1991, the statute was extended through June 30, 1997.
                                       7

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
     A provision in the Energy Policy Act of 1992 established a fund for the decontamination and decommissioning of the Department of Energy's uranium enrichment plants. Licensees are subject to an annual assessment for 15 years based on their pro rata share of past enrichment services. The annual assessment is recorded as fuel expense. As of June 30, 1994, the Company has paid $9,032,000 in 1994 and $17,370,000 cumulatively related to its ownership interest in nuclear plants. The Company has reflected the remaining liability and regulatory asset of $110,989,000 in the Consolidated Balance Sheets.
     3. To support short-term debt obligations, the Company had credit facilities of $324,980,000 as of June 30, 1994 and December 31, 1993 with 29 commercial banks. Included in these facilities is a three-year, $300,000,000 revolving credit agreement with the balance in separate, annually-renewable lines of credit. These facilities are on a fee or compensating-balance basis. No short-term debt resulting from these credit facilities was outstanding as of June 30, 1994 and December 31, 1993.
     As of June 30, 1994 and December 31, 1993, the Company had $40,000,000 in pollution control revenue bonds backed by an unused, two-year revolving credit facility of $40,000,000 and $130,000,000 in commercial paper backed by an unused, three-year $130,000,000 revolving credit facility. These facilities are on a fee basis. Both the $40,000,000 in pollution control bonds and the $130,000,000 in commercial paper are included in long-term debt.
     Cash balances maintained at the banks on deposit were $7,260,000 as of June 30, 1994, and $12,988,000 as of December 31, 1993. Cash balances and fees compensate banks for their services, even though the Company has no formal compensating-balance arrangements. To compensate certain banks for credit facilities, the Company maintained balances of $49,000 as of June 30, 1994 and December 31, 1993. The Company retains the right of withdrawal with respect to the funds used for compensating-balance arrangements.
     A summary of short-term borrowing is as follows (dollars in thousands):

                                                                                           SIX MONTHS ENDED       YEAR ENDED
                                                                                            JUNE 30, 1994      DECEMBER 31, 1993
Amount outstanding at end of period -- average rate of 4.40% and 3.27%
  for 1994 and 1993, respectively.......................................................       $ 68,000            $  18,000
Maximum amount outstanding during the period............................................       $130,000            $ 178,000
Average amount outstanding during the period............................................       $ 25,420            $  35,187
Weighted average interest rate for the period -- computed on a daily basis..............           3.76%                3.17%

     4. At June 30, 1994, and December 31, 1993, 12,500,000 shares of Preferred Stock, ($100 par value), 10,000,000 shares of Preferred Stock A ($25 par value) and 1,500,000 shares of preference stock ($100 par value) were authorized with or without sinking fund requirements. Preferred and Preference Stocks without sinking fund requirements at June 30, 1994 and December 31, 1993 were as follows:

                                                                                  YEAR       SHARES       JUNE 30     DECEMBER 31
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

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
     5. At June 30, 1994 and December 31, 1993, 12,500,000 shares of Preferred Stock, ($100 par value), 10,000,000 shares of Preferred Stock A ($25 par value) and 1,500,000 shares of Preference Stock ($100 par value) were authorized with or without sinking fund requirements. Preferred and Preference Stocks with sinking fund requirements at June 30, 1994 and December 31, 1993 were as follows:

                                                                                  YEAR       SHARES       JUNE 30     DECEMBER 31
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

     6. The Company has sold interests in both units of the Catawba Nuclear Station to the North Carolina Municipal Power Agency Number 1 (NCMPA), the North Carolina Electric Membership Corporation (NCEMC), the Piedmont Municipal Power Agency (PMPA), and the Saluda River Electric Cooperative, Inc. (Saluda River), collectively referred to as the Other Catawba Joint Owners. The Company retains a 12.5 percent ownership interest in the Catawba Nuclear Station. In connection with the joint ownership, the Company has entered into contractual agreements with the Other Catawba Joint Owners to purchase declining percentages of the generating capacity and energy from the plant. These agreements were effective beginning with the commercial operation of each unit. Unit 1 and Unit 2 began commercial operation in June 1985 and in August 1986, respectively. Such agreements were established for 15 years for NCMPA and PMPA and 10 years for NCEMC and Saluda River.
     Effective in its November 1991 rate order, the North Carolina Utilities Commission (NCUC) reaffirmed the Company's recovery, on a levelized basis, of the capital costs and fixed operating and maintenance costs of capacity purchased from the Other Catawba Joint Owners. The NCUC rate order changed the levelized basis to a 15-year period ending 2001 for all of the Other Catawba Joint Owners compared to the previous 15-year levelization period for NCMPA and PMPA and 10-year levelization period for NCEMC and Saluda River. The Public Service Commission of South Carolina (PSCSC), in its November 1991 rate order, reaffirmed the Company's recovery on a levelized basis of the capital costs of capacity purchased from the Other Catawba Joint Owners. The PSCSC rate order retained the levelized basis of a 7 1/2-year period for PMPA and NCMPA; for NCEMC and Saluda River the new levelized basis reflects the projected purchased capacity payments for the twelve-month period ended October 1992. The Federal Energy Regulatory Commission granted the Company recovery on a levelized basis of the capital costs and fixed operating and maintenance costs of capacity purchased from the Other Catawba Joint Owners over their contractual purchased power buyback periods. As currently provided in rates in all jurisdictions, the Company recovers the costs of purchased energy and a portion of purchased capacity. The portion of costs not currently recovered through rates is being accumulated, and the Company is recording a carrying charge on the accumulated balance. The Company recovers the accumulated balance including the carrying charge when the capacity payments drop below the levelized revenues. In the North Carolina and wholesale jurisdictions, purchased capacity payments continue to exceed levelized revenues. In the South Carolina jurisdiction, cumulative levelized revenues have exceeded purchased capacity payments. Jurisdictional levelizations are intended to recover total costs, including allowed returns, and are subject to adjustments, including final true-ups.
                                       9

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
     For the six months ended June 30, 1994 and 1993, the Company recorded purchased capacity and energy costs from the Other Catawba Joint Owners of $344,736,000 and $191,774,000, respectively. These amounts, adjusted for the cost of capacity purchased not reflected in current rates, are included in "Net interchange and purchased power" in the Consolidated Statements of Income. As of June 30, 1994 and December 31, 1993, $897,236,000 and $768,099,000 pre-tax,
respectively, associated with the costs of capacity purchased, but not reflected in current rates had been accumulated in the Consolidated Balance Sheets as "Purchased capacity costs." Accumulated deferred income taxes associated with "Purchased capacity costs" were $303,915,000 and $254,789,000 as of June 30, 1994 and December 31, 1993, respectively.
     7. The Other Catawba Joint Owners and the Company have been involved in various proceedings related to the Catawba joint ownership contractual agreements. The basic contention in each proceeding is that certain calculations affecting bills under these agreements should be performed differently. These items are covered by the agreements between the Company and the Other Catawba Joint Owners which have been previously approved by the Company's retail regulatory commissions. (See Note 6.)
     The Company and two of the four joint owners entered into a settlement agreement during 1993 which resolved all issues in contention in such proceedings between the Company and these owners. Such settlement agreement was approved by the Company's retail regulatory commissions. The Company recorded a liability as an increase to Other current liabilities on its Consolidated Balance Sheets of approximately $105 million in December 1993 to reflect this settlement. The liability was subsequently paid in May 1994. As the Company expects the costs associated with this settlement will be recovered as part of the purchased capacity levelization, the Company has included approximately $105 million as an increase to Purchased capacity costs on its Consolidated Balance Sheets. Therefore, the Company believes the ultimate resolution of these matters should not have a material adverse effect on the results of operations or financial position of the Company.
     The Company and the two remaining joint owners, who are not parties to the above settlement, reached a similar settlement agreement in April 1994 which, if approved by the regulators, will resolve all disputes among these parties in the presently outstanding proceedings. The Company recorded a liability as an increase to Other current liabilities on its Consolidated Balance Sheets of approximately $109 million in the second quarter of 1994 to reflect this settlement. As the Company expects the costs associated with this settlement will be recovered as part of the purchased capacity levelization, the Company has included approximately $109 million as an increase to Purchased capacity costs on its Consolidated Balance Sheets. Absent final regulatory approval, further proceedings will be required to determine the amounts associated with an October 1993 arbitrator's decision as it relates to these owners, some of which may involve refunds. However, the Company expects the costs associated with this settlement or decision will be included in and recovered as part of the purchased capacity levelization consistent with prior orders of the retail regulatory commissions. Therefore, the Company believes the ultimate resolution of these matters should not have a material adverse effect on the results of operations or financial position of the Company.
     The Company is also involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the results of operations or the financial position of the Company.
     8. In the Consolidated Statements of Cash Flows certain prior year information has been reclassified to conform with current classifications.
     9. These are quarterly financial statements and the amounts reported in the Consolidated Statements of Income for the periods herein are not necessarily indicative of amounts expected for the respective years. These amounts may be affected by factors such as the temperature variations between seasons of the year, timing of scheduled and unscheduled maintenance of certain electric generating units, and the Company's policy of accruing estimates for certain other expenses ratably over twelve months until final amounts are determined.
     10. In the opinion of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Duke Power Company as of the respective dates shown and the results of its operations for the respective periods then ended.
                                       10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  LIQUIDITY AND CAPITAL RESOURCES
     During the period January 1, 1994 through June 30, 1994, additions to utility property (including nuclear fuel) of $320.2 million and retirements of $107.1 million resulted in a net increase in gross plant of $213.1 million.
     The Company began construction of the Lincoln Combustion Turbine Station (Lincoln Station) in March 1993. The Lincoln Station will help the Company meet capacity needs during times of peak demand for electricity. Current plans call for 10 units to begin commercial operation in 1995, with the remaining 6 units to come on line the following year. The estimated total cost of the project is approximately $500 million.
     The Company normally experiences seasonal peak loads in the summer and winter which are relatively in balance. On July 29, 1993, the Company experienced its summer peak load of 15,720 MW during unusually hot weather. A new all-time peak load of 16,070 MW occurred on January 19, 1994 during extremely cold weather. The Company's peak load includes the load of the Other Catawba Joint Owners.
     Fixed charges coverage for the twelve months ended June 30, 1994, using the SEC method, was 5.03 times. Internal cash generation for the twelve months ended June 30, 1994 was 55 percent. Exclusive of refinancing activities, 87% of the Company's capital needs were met by cash generated from normal operations.
     The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the results of operations or the financial position of the Company.
     The Other Catawba Joint Owners and the Company have been involved in various proceedings related to the Catawba joint ownership contractual agreements. The basic contention in each proceeding is that certain calculations affecting bills under these agreements should be performed differently. These items are covered by the agreements between the Company and the Other Catawba Joint Owners which have been previously approved by the Company's retail regulatory commissions. (See Note 6, "Notes to Consolidated Financial Statements").
     The Company and two of the four joint owners entered into a settlement agreement during 1993 which resolved all issues in contention in such proceedings between the Company and these owners. Such settlement agreement was approved by the Company's retail regulatory commissions. The Company recorded a liability as an increase to Other current liabilities on its Consolidated Balance Sheets of approximately $105 million in December 1993 to reflect this settlement. The liability was subsequently paid in May 1994. As the Company expects the costs associated with this settlement will be recovered as part of the purchased capacity levelization, the Company has included approximately $105 million as an increase to Purchased capacity costs on its Consolidated Balance Sheets. Therefore, the Company believes the ultimate resolution of these matters should not have a material adverse effect on the results of operations or financial position of the Company.
     The Company and the two remaining joint owners, who are not parties to the above settlement, reached a similar settlement agreement in April 1994 which, if approved by the regulators, will resolve all disputes among these parties in the presently outstanding proceedings. The Company recorded a liability as an increase to Other current liabilities on its Consolidated Balance Sheets of approximately $109 million in the second quarter of 1994 to reflect this settlement. As the Company expects the costs associated with this settlement will be recovered as part of the purchased capacity levelization, the Company has included approximately $109 million as an increase to Purchased capacity costs on its Consolidated Balance Sheets. Absent final regulatory approval, further proceedings will be required to determine the amounts associated with an October 1993 arbitrator's decision as it relates to these owners, some of which may involve refunds. However, the Company expects the costs associated with this settlement or decision will be included in and recovered as part of the purchased capacity levelization consistent with prior orders of the retail regulatory commissions. Therefore, the Company believes the ultimate resolution of these matters should not have a material adverse effect on the results of operations or financial position of the Company.
  RESULTS OF OPERATIONS
     Earnings per share for the second quarter and year-to-date June 1994 were $0.56 and $1.35, respectively, up 5.7% and 16.4% compared to the same periods in 1993.
                                       11

     Revenues for second quarter and year-to-date June 1994 were up $44.7 million and $92.2 million, respectively, compared to the same periods in 1993. Total electric kilowatt-hour sales for second quarter 1994 increased by 4.2% over second quarter 1993. General service sales were up 2.3%. Total industrial sales for the quarter were up 2.9%, with textile sales up 2.0%. Wholesale and Other sales increased 13.4% compared to 1993 due primarily to off-system sales. For year-to-date 1994, electric kilowatt-hour sales increased by 5.0% over 1993. This increase included a 2.6% increase in residential and a 4.3% increase in general service sales. Industrial sales for year-to-date 1994 increased 3.9% over 1993 with textile sales up 2.6%. Although the weather during the first quarter 1994 contributed to the year-to-date increase, the primary factor for both second quarter and year-to-date was the economic strength of the service territory.
     Fuel expense and net interchange and purchased power expense for the second quarter 1994 increased $23.0 million compared to second quarter 1993. Growth in sales, in part met by higher levels of fossil generation as a percentage of total generation, contributed to the increase. For year-to-date 1994, fuel expense and net interchange and purchased power expense increased $36.2 million over 1993. The year-to-date increase was due to growth in sales, in part met by higher levels of fossil generation as a percentage of total generation, partially offset by a reduction in the price of fuel.
     Operating and maintenance expenses increased $43.3 million for the second quarter 1994 over the same period in 1993. This 16.4% increase was primarily due to a one-time charge associated with the cost of the Enhanced Voluntary Separation (EVS) program announced March 15. Employees electing to terminate under this program had to make their decisions between March 31 and June 30 and must terminate by August 31, 1994. Approximately 1200 employees, or 7% of the Company's workforce, accepted the EVS option. Total cost of the program was $48 million and was primarily recorded as an operating expense in the second quarter. As of June 30, 1994, the Company had paid $17 million to 431 terminated employees. Total operating and maintenance expenses for year-to-date 1994 increased $50.2 million due to the EVS costs as well as higher fossil maintenance expenses resulting from increased turbine and boiler work at fossil stations. This increase was partially offset by a reduction in nuclear maintenance costs related to refueling outages.
     Depreciation and amortization expenses decreased for the second quarter and year-to-date 1994 compared to second quarter and year-to-date 1993. This decrease was primarily due to the lower amortization of property losses in 1994, which was partially offset by an increase in investment in distribution property.
     Other, net on the Income Statement increased $21.4 million and $30.1 million for the second quarter and year-to-date 1994, respectively, compared to the same periods in 1993. This increase was primarily due to a one-time gain related to the sale of an investment in preferred stock by a subsidiary.
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Company's Annual Meeting of Shareholders on April 28, 1994, the shareholders of the Company elected G. Alex Bernhardt, Crandall C. Bowles, Robert J. Brown, George Dean Johnson, Jr., James G. Martin and Richard B. Priory as Class III directors to serve until the Annual Meeting of Shareholders to be held in 1997, or until their successors are elected and qualified. The shareholders also voted to ratify the selection of Deloitte & Touche to act as independent auditors to make an examination of the Company's accounts for the year 1994.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (A) Exhibits
         None.
     (B) Reports on Form 8-K
         The Company filed no 8-K reports during the second quarter of 1994.
                                       12

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            DUKE POWER COMPANY
Date: August 11, 1994
                                                        R. J. OSBORNE
                                               SENIOR VICE PRESIDENT AND CHIEF
                                                    FINANCIAL OFFICER
Date: August 11, 1994
                                                      JEFFREY L. BOYER
                                                         CONTROLLER
                                       13