Form 10-Q
period 1994-09-30
DUKE POWER CO /NC/
filed 1994-11-04
CIK 30371

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

                          QUARTERLY REPORT

                Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


                 For Quarter Ended September 30, 1994

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

For Quarter Ended September 30, 1994            Commission File Number 1-4928


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

 Number of shares of Common Stock, without par value, outstanding at
September 30, 1994....................................   204,859,339 shares

                          DUKE POWER COMPANY

                               INDEX

                                                                                                   PAGE
PART I. FINANCIAL INFORMATION

  Consolidated Statements of Income for the Three and Nine Months
     Ended September 30, 1994 and 1993.......................................................       1

  Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 1994 and 1993.............................................................       2

  Consolidated Balance Sheets - September 30, 1994 and December 31, 1993.....................      3-4

  Consolidated Statements of Capitalization - September 30, 1994 and
     December 31, 1993.......................................................................       5

  Notes to Consolidated Financial Statements.................................................      6-9

  Management's Discussion and Analysis of Financial Condition and
     Results of Operations...................................................................     10-11


PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders................................       12
  Item 6. Exhibits and Reports on Form 8-K...................................................       12

SIGNATURES...................................................................................       13

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               DUKE POWER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                              (DOLLARS IN THOUSANDS)


                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30               SEPTEMBER 30

                                                                      1994       1993           1994        1993
ELECTRIC REVENUES (Notes 1 and 2)...............................   $1,215,808 $1,289,994     $3,302,959  $3,284,995

ELECTRIC EXPENSES
  Operation
     Fuel used in electric generation (Note 2)..................      198,198    233,152        550,274     562,953
     Net interchange and purchased power (Note 6)...............      144,944    146,880        420,783     408,746
     Wages, benefits and materials..............................      172,367    179,742        545,611     513,615
  Maintenance of plant facilities...............................      106,666    100,339        302,766     285,616
  Depreciation and amortization.................................      113,321    126,224        341,016     379,342
  General taxes.................................................       61,654     61,488        182,007     174,055
  Income taxes..................................................      146,176    158,758        323,889     319,624
       Total electric expenses..................................      943,326  1,006,583      2,666,346   2,643,951
          Electric operating income.............................      272,482    283,411        636,613     641,044

OTHER INCOME
  Allowance for equity funds used during
     construction...............................................        7,181      2,884         19,062      11,437
  Other, net ...................................................       34,335     25,550         98,281      59,440
  Income taxes-other, net.......................................      (10,584)    (6,668)       (36,100)    (20,357)
  Income taxes-credit...........................................        4,419      3,506         13,361      12,217
       Total other income.......................................       35,351     25,272         94,604      62,737
          Income before interest deductions.....................      307,833    308,683        731,217     703,781

INTEREST DEDUCTIONS
  Interest on long-term debt....................................       64,383     64,827        187,754     195,485
  Other interest ...............................................        3,037      3,864          7,508       9,750
  Allowance for borrowed funds used during
     construction (credit)......................................       (3,328)    (1,417)        (9,405)     (7,017)
       Total interest deductions................................       64,092     67,274        185,857     198,218

NET INCOME......................................................      243,741    241,409        545,360     505,563
  Dividends on preferred and preference stocks..................       12,472     12,551         37,179      39,479

EARNINGS FOR COMMON STOCK.......................................   $  231,269  $ 228,858     $  508,181  $  466,084

COMMON STOCK DATA
  Average shares outstanding (thousands)........................      204,859    204,859        204,859     204,859
  Earnings per share............................................   $     1.13  $    1.12     $     2.48  $     2.28
  Dividends per share...........................................   $     0.49  $    0.47     $     1.43  $     1.37

                See notes to consolidated financial statements.

                             DUKE POWER COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30


                                                                                             1994         1993

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..........................................................................   $ 545,360    $ 505,563

  Adjustments to reconcile net income to net cash provided by operating activities:

     Non-cash items
       Depreciation and amortization..................................................     463,952      500,127
       Deferred income taxes and investment tax credit, net of amortization...........     108,957       37,363
       Allowance for equity funds used during construction............................     (19,062)     (11,437)
       Purchased capacity levelization (Notes 6 and 7)................................    (140,968)      (2,661)
       Other, net (Note 8) ...........................................................     (51,688)       8,034

       (Increase) Decrease in
          Accounts receivable.........................................................      10,942      (73,928)
          Inventory...................................................................     (19,753)      54,894
          Prepayments.................................................................         876          505

       Increase (Decrease) in
          Accounts payable............................................................     (96,603)    (122,410)
          Taxes accrued...............................................................      17,711       85,028
          Interest accrued and other liabilities......................................     (14,994)      13,334

       Total adjustments..............................................................     259,370      488,849

          Net cash provided by operating activities...................................     804,730      994,412

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures...........................................................    (494,938)    (364,690)
  Funding for decommissioning.........................................................     (39,393)     (39,393)
  Investment in nuclear fuel..........................................................     (67,674)     (71,505)
  Investment in joint ventures (Note 8)...............................................        (312)     (29,955)
  Net change in investment securities (Note 1)........................................     (16,500)     (25,102)
          Net cash provided by (used in) investing activities.........................    (618,817)    (530,645)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of
     First and refunding mortgage bonds...............................................     144,390    1,395,682
     Pollution-control bonds..........................................................        -          76,265
     Preferred stock..................................................................        -         156,983

  Payments for the redemption of
     First and refunding mortgage bonds...............................................         (81)  (1,399,291)
     Pollution-control bonds..........................................................        -         (79,310)
     Preferred stock..................................................................      (1,500)    (162,183)
     Short-term notes payable, net (Note 3)...........................................     (18,000)    (126,000)

  Dividends paid......................................................................    (330,550)    (318,980)
  Other (Note 8)......................................................................      14,233       (3,641)

          Net cash provided by (used in) financing activities.........................    (191,508)    (460,475)

  Net increase (decrease) in cash.....................................................      (5,595)       3,292

  Cash at beginning of period.........................................................      15,576        9,293

  Cash at end of period...............................................................   $   9,981    $  12,585

            See notes to consolidated financial statements.

                          DUKE POWER COMPANY
                     CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                        (DOLLARS IN THOUSANDS)

                                                                                         SEPTEMBER 30    DECEMBER 31
                                                                                             1994           1993

ASSETS

Electric Plant - at original cost
  Electric plant in service............................................................   $12,926,162    $12,573,012
  Less accumulated depreciation and amortization.......................................     4,656,801      4,431,460
     Electric plant in service, net....................................................     8,269,361      8,141,552
  Nuclear fuel ........................................................................       733,197        705,994
  Less accumulated amortization .......................................................       427,228        405,910
     Nuclear fuel, net.................................................................       305,969        300,084

  Construction work in progress (including nuclear fuel in process: 1994 - $71,486;
     1993 - $113,904) .................................................................       471,700        482,473
     Total electric plant, net.........................................................     9,047,030      8,924,109

Other Property and Investments
  Other property - at cost (less accumulated depreciation: 1994 - $96,613;
     1993 - $90,191) ..................................................................       359,903        311,241
  Investments in joint ventures .......................................................       101,924        101,612
  Other investments, at cost or less...................................................        70,951         90,301
  Nuclear decommissioning trust funds .................................................       160,530        118,456
  Pre-funded pension cost..............................................................        50,000         50,000

     Total other property and investments..............................................       743,308        671,610

Current Assets
  Cash (Note 3)........................................................................         9,981         15,576
  Short-term investments...............................................................       156,500        120,651
  Receivables (less allowance for losses: 1994 - $6,642; 1993 - $6,392)(Note 1)........       579,521        531,592
  Inventory - at average cost
     Coal..............................................................................        69,586         69,155
     Other.............................................................................       219,056        199,733
  Prepayments..........................................................................        11,186         12,062
     Total current assets..............................................................     1,045,830        948,769

Deferred Debits
  Purchased capacity costs (Notes 6 & 7)................................................       913,244       768,099
  Debt expense, primarily refinancing costs, being amortized over terms of
    related debt.......................................................................       189,190        197,963
  Regulatory asset related to income taxes.............................................       487,067        486,440
  Regulatory asset related to DOE assessment fee (Note 2).............................        110,989        116,731
  Other................................................................................        81,150         79,386
     Total deferred debits.............................................................     1,781,640      1,648,619

Total assets...........................................................................   $12,617,808    $12,193,107

                See notes to consolidated financial statements.

                           DUKE POWER COMPANY
                      CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                        (DOLLARS IN THOUSANDS)


                                                                                   SEPTEMBER 30    DECEMBER 31
                                                                                      1994            1993

CAPITALIZATION AND LIABILITIES

Capitalization
(See Consolidated Statements of Capitalization)
  Common stock equity...........................................................   $ 4,552,192    $ 4,337,734
  Preferred and preference stocks without sinking fund requirements (Note 4)....       500,000        500,000
  Preferred stocks with sinking fund requirements (Note 5)......................       279,500        281,000
  Long-term debt ...............................................................     3,406,808      3,285,397
     Total capitalization.......................................................     8,738,500      8,404,131

Current Liabilities
  Accounts payable..............................................................       357,148        337,391
  Taxes accrued.................................................................       100,535         82,824
  Interest accrued..............................................................        64,084         68,868
  Other (Note 7)................................................................        95,914        211,207
     Total......................................................................       617,681        700,290
  Notes payable (Note 3)........................................................          -            18,000
  Current maturities of long-term debt and preferred stocks ....................       132,293         91,898
     Total current liabilities..................................................       749,974        810,188

Accumulated Deferred Income Taxes...............................................     2,325,708      2,207,708

Deferred Credits and Other Liabilities
  Investment tax credit.........................................................       274,067        282,505
  DOE assessment fee (Note 2)....................................................       110,989        116,731
  Nuclear decommissioning costs externally funded ..............................       160,530        118,456
  Other ........................................................................       258,040        253,388
     Total deferred credits and other liabilities...............................       803,626        771,080

     Total capitalization and liabilities.......................................   $12,617,808    $12,193,107


                See notes to consolidated financial statements.

                         DUKE POWER COMPANY
              CONSOLIDATED STATEMENTS OF CAPITALIZATION
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                                                                    SEPTEMBER 30  DECEMBER 31
                                                                                        1994         1993


Common Stock Equity
  Common stock, no par, 300,000,000 shares authorized; 204,859,339
     shares outstanding for 1994 and 1993.........................................   $1,926,909  $1,926,909
  Retained earnings...............................................................    2,625,283   2,410,825
     Total common stock equity....................................................    4,552,192   4,337,734

Preferred and Preference Stocks Without Sinking Fund Requirements (Note 4)........      500,000     500,000

Preferred Stocks With Sinking Fund Requirements (Note 5)..........................      279,500     281,000

Long-Term Debt
  Parent company long-term debt..................................................     3,302,270   3,199,032
  Subsidiary long-term debt......................................................       104,538      86,365
     Total consolidated long-term debt...........................................     3,406,808   3,285,397

       Total capitalization......................................................    $8,738,500  $8,404,131

                See notes to consolidated financial statements.

                        DUKE POWER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

     1. Revenues are recorded as service is rendered to customers. "Receivables" on the Consolidated Balance Sheets include $150,726,000 and $175,726,000 as of September 30, 1994 and December 31, 1993, respectively, for service that has been rendered but not yet billed to customers.

     In accordance with generally accepted accounting principles, the financial statements include the accounts of Duke Power Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

     For purposes of the Consolidated Statements of Cash Flows, the Company's investments in highly liquid debt instruments with an original maturity of three months or less are included in cash flows from investing activities and thus are not considered cash equivalents. Total income taxes paid for the quarter ended September 30 were $91,150,000 and $59,850,000 for 1994 and 1993, respectively. For the nine months ending September 30, 1994 and 1993, income taxes paid were $259,620,000 and $264,277,000, respectively.

     The Company implemented Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," effective January 1, 1993.

     2. The North Carolina Utilities Commission (NCUC) and The Public Service Commission of South Carolina (PSCSC) must approve rates for retail sales within their respective states. The Federal Energy Regulatory Commission (FERC) must approve the Company's rates for sales to wholesale customers. Sales to the other joint owners of the Catawba Nuclear Station, which represent a substantial majority of the Company's wholesale revenues, are set through contractual agreements. (See Note 6.)

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

     A provision in the Energy Policy Act of 1992 established a fund for the decontamination and decommissioning of the Department of Energy's uranium enrichment plants. Licensees are subject to an annual assessment for 15 years based on their pro rata share of past enrichment services. The annual assessment is recorded as fuel expense. As of September 30, 1994, the Company has paid $9,032,000 in 1994 and $17,370,000 cumulatively related to its ownership interest in nuclear plants. At September 30, 1994, the Company has reflected the remaining liability and regulatory asset of $110,989,000 in the Consolidated Balance Sheets.

     3. At September 30, 1994, the Company had a three-year revolving credit facility of $355,000,000 with 15 commercial banks. At December 31, 1993, the Company had two three-year revolving credit facilities of $300,000,000 and $130,000,000, with 17 and 5 commercial banks, respectively. The $130,000,000 credit facility was terminated in August 1994. In addition, the Company had $24,980,000 in annually-renewable lines of credit at September 30, 1994 and December 31, 1993. All such facilities are on a fee or compensating-balance basis. No short-term debt resulting from these credit facilities was outstanding as of September 30, 1994 and December 31, 1993.

     As of September 30, 1994 and December 31, 1993, the Company had $40,000,000 in pollution control revenue bonds backed by an unused, two-year revolving credit facility of $40,000,000. The Company had $130,000,000 in constantly outstanding commercial paper backed by the unused three-year revolving credit facilities at September 30, 1994 and December 31, 1993. All such facilities are on a fee basis. Both the $40,000,000 in pollution control bonds and the $130,000,000 in commercial paper are included in long-term debt.

     Cash balances maintained at the banks on deposit were $7,549,000 as of September 30, 1994, and $12,988,000 as of December 31, 1993. Cash balances and fees compensate banks for their services, even though the Company has no formal compensating-balance arrangements. To compensate certain banks for credit facilities, the Company maintained balances of $49,000 as of September 30, 1994 and December 31, 1993. The Company retains the right of withdrawal with respect to the funds used for compensating-balance arrangements.

     A summary of short-term borrowing is as follows (dollars in thousands):

                                                                           NINE MONTHS ENDED         YEAR ENDED
                                                                           SEPTEMBER 30, 1994     DECEMBER 31,1993
Amount outstanding at end of period - average rate of 3.27%
at December 31, 1993......................................................       $   -                $  18,000
Maximum amount outstanding during the period...............................       $130,000             $ 178,000
Average amount outstanding during the period...............................       $ 19,436             $  35,187
Weighted average interest rate for the period - computed on a daily basis..         3.83%                 3.17%

     4. At September 30, 1994, and December 31, 1993, 12,500,000 shares of Preferred Stock ($100 par value), 10,000,000 shares of Preferred Stock A ($25 par value) and 1,500,000 shares of Preference Stock ($100 par value) were authorized with or without sinking fund requirements. Preferred and Preference Stocks without sinking fund requirements at September 30, 1994 and December 31, 1993 were as follows:

                                                          YEAR        SHARES      SEPTEMBER 30    DECEMBER 31
RATE/SERIES                                              ISSUED     OUTSTANDING        1994           1993
                                                                                     (DOLLARS IN THOUSANDS)
4.50% C...............................................    1964         350,000      $ 35,000       $ 35,000
5.72% D...............................................    1966         350,000        35,000         35,000
6.72% E...............................................    1968         350,000        35,000         35,000
7.85% S...............................................    1992         600,000        60,000         60,000
7.00% W...............................................    1993         500,000        50,000         50,000
7.04% Y...............................................    1993         600,000        60,000         60,000
7.72% (Preferred Stock A).............................    1992       1,600,000        40,000         40,000
6.375%(Preferred Stock A).............................    1993       2,400,000        60,000         60,000
Adjustable Rate A.....................................    1986         500,000        50,000         50,000
Auction Series A......................................    1990         750,000        75,000         75,000
  Total...............................................                              $500,000       $500,000

     5. At September 30, 1994 and December 31, 1993, 12,500,000 shares of Preferred Stock ($100 par value), 10,000,000 shares of Preferred Stock A ($25 par value) and 1,500,000 shares of Preference Stock ($100 par value) were authorized with or without sinking fund requirements. Preferred and Preference Stocks with sinking fund requirements at September 30, 1994 and December 31, 1993 were as follows:


                                                           YEAR       SHARES     SEPTEMBER 30   DECEMBER 31
RATE/SERIES                                               ISSUED    OUTSTANDING     1994            1993
                                                                                     (DOLLARS IN THOUSANDS)
5.95%      B(Preferred Stock A).....................    1992         800,000      $ 20,000       $  20,000
6.10%      C(Preferred Stock A).....................    1992         800,000        20,000          20,000
6.20%      D(Preferred Stock A).....................    1992         800,000        20,000          20,000
7.12%      Q........................................    1987         470,000        47,000               -
7.12%      Q........................................    1987         485,000             -          48,500
7.50%      R........................................    1992         850,000        85,000          85,000
6.20%      T........................................    1992         130,000        13,000          13,000
6.30%      U........................................    1992         130,000        13,000          13,000
6.40%      V........................................    1992         130,000        13,000          13,000
6.75%      X........................................    1993         500,000        50,000          50,000

Less: Current sinking fund requirements
  7.12%    Q........................................                                (1,500)         (1,500)
Total...............................................                              $279,500        $281,000

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

     For the nine months ended September 30, 1994 and 1993, the Company recorded purchased capacity and energy costs from the Other Catawba Joint Owners of $587,010,000 and $319,463,000, respectively. (See Note 7.) These amounts, adjusted for the cost of capacity purchased not reflected in current rates, are included in "Net interchange and purchased power" in the Consolidated Statements of Income. As of September 30, 1994 and December 31, 1993, $913,244,000 and $768,099,000, respectively, associated with the costs of capacity purchased, but not reflected in current rates had been accumulated in the Consolidated Balance

Sheets as "Purchased capacity costs." Accumulated deferred income taxes associated with "Purchased capacity costs" were $353,481,000 and $254,789,000 as of September 30, 1994 and December 31, 1993, respectively.


     7. The Other Catawba Joint Owners and the Company were involved in various proceedings related to the Catawba joint ownership contractual agreements. The basic contention in each proceeding was that certain calculations affecting bills under these agreements should be performed differently. These items are covered by the agreements between the Company and the Other Catawba Joint Owners which have been previously approved by the Company's retail regulatory commissions. (See Note 6.)

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

     The Company and the two remaining joint owners, who are not parties to the above settlement, reached a similar settlement agreement in April 1994 which was later approved by the regulators and resolved all issues in contention in such proceedings between the Company and these owners. The Company recorded a liability as an increase to Other current liabilities on its Consolidated Balance Sheets of approximately $109 million in June 1994 to reflect this settlement. The liability was paid in October 1994. As the Company expects the costs associated with this settlement will be recovered as part of the purchased capacity levelization, the Company has included approximately $109 million as an increase to Purchased capacity costs on its Consolidated Balance Sheets. Therefore, the Company believes the ultimate resolution of these matters should not have a material adverse effect on the results of operations or financial position of the Company.

     Since 1992, the Company has settled a number of claims related to exposure of employees to asbestos. Such settlements have neither materially affected the Company's results of operations in the years of settlement, nor its financial position. The Company has been approached by additional such claimants and currently is assessing the appropriate disposition of these claims, and the possibility of claims beyond those already presented to the Company.

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

     8. In the Consolidated Statements of Cash Flows, certain prior year information has been reclassified to conform with current classifications.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     During the period January 1, 1994 through September 30, 1994, additions to utility property (including nuclear fuel) of $537.4 million and retirements of $168.3 million resulted in a net increase in gross plant of $369.1 million.

     The Company began construction of the Lincoln Combustion Turbine Station (Lincoln Station) in March 1993. The Lincoln Station will help the Company meet capacity needs during times of peak demand for electricity. Current plans call for 12 units to begin commercial operation in 1995, with the remaining 4 units to come on line the following year. The estimated total cost of the project is approximately $500 million.

     The Company normally experiences seasonal peak loads in the summer and winter which are relatively in balance. On July 29, 1993, the Company experienced its summer peak load of 15,720 MW during unusually hot weather. A new all-time peak load of 16,070 MW occurred on January 19, 1994 during extremely cold weather. The Company's peak load includes the load of the Other Catawba Joint Owners.

     Fixed charges coverage for the twelve months ended September 30, 1994, using the SEC method, was 5.03 times. Internal cash generation for the twelve months ended September 30, 1994 was 83 percent. Exclusive of refinancing activities, 87% of the Company's capital needs were met by cash generated from normal operations.

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

     The Other Catawba Joint Owners and the Company were involved in various proceedings related to the Catawba joint ownership contractual agreements. The basic contention in each proceeding was that certain calculations affecting bills under these agreements should be performed differently. These items are covered by the agreements between the Company and the Other Catawba Joint Owners which have been previously approved by the Company's retail regulatory commissions. (See Note 6.)

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

     The Company and the two remaining joint owners, who are not parties to the above settlement, reached a similar settlement agreement in April 1994 which was later approved by the regulators and resolved all issues in contention in such proceedings between the Company and these owners. The Company recorded a liability as an increase to Other current liabilities on its Consolidated Balance Sheets of approximately $109 million in June 1994 to reflect this settlement. The liability was paid in October 1994. As the Company expects the costs associated with this settlement will be recovered as part of the purchased capacity levelization, the Company has included approximately $109 million as an increase to Purchased capacity costs on its Consolidated Balance Sheets. Therefore, the Company believes the ultimate resolution of these matters should not have a material adverse effect on the results of operations or financial position of the Company.

     Since 1992, the Company has settled a number of claims related to exposure of employees to asbestos. Such settlements have neither materially affected the Company's results of operations in the years of settlement, nor its financial position. The Company has been approached by additional such claimants and currently is assessing the appropriate disposition of these claims, and the possibility of claims beyond those already presented to the Company.

      The order of replacement of steam generators at the McGuire and Catawba Nuclear Stations has been modified because of a delay in the delivery of certain components. The new schedule is as follows: Catawba Unit 1 - 1996, McGuire Unit 1 - 1997, McGuire Unit 2 - 1997. The revised schedule is subject to change based on operational and project circumstances.

      On October 14, 1994, 1,914 employees represented by the
International Brotherhood of Electrical Workers (IBEW) were offered participation in an Enhanced Voluntary Separation (EVS) program. The opportunity to elect separation ends on November 30, 1994 and termination must occur by February 28, 1995.


RESULTS OF OPERATIONS

     Earnings per share for the third quarter and year-to-date 1994 were $1.13 and $2.48, respectively, up 1.0% and 8.8% compared to the same periods in 1993.

     Revenues for third quarter 1994 decreased $74.2 million over third quarter 1993. This decrease was primarily due to an 8.2% decrease in residential sales resulting from mild summer weather. Revenues for the year-to-date 1994 were up $18.0 million compared to the same period in 1993. Contributing to the increase were continuing economic growth of the service territory and off-system sales.

     Fuel expense decreased $35.0 million for the third quarter 1994 compared to the same period 1993. This decrease was primarily due to higher levels of nuclear generation and reduced requirements resulting from lower sales. Fuel expense decreased $12.7 million for year-to-date 1994 compared to the same period 1993. This decrease was due to a decrease in the price of coal and higher levels of nuclear generation offset by an increase in production resulting from higher sales.

     Operating and maintenance expenses decreased $1.0 million for the third quarter 1994 over the same period in 1993. Operating and maintenance expense increased $49.1 million for year-to-date September 1994. This
6.1% increase was primarily due to a one-time charge associated with the cost of the EVS program announced March 15. Employees, not represented by the IBEW, electing to terminate under this program had to make their decisions between March 31 and June 30 and terminate by August 31, 1994. Approximately 1200 employees, or 7% of the Company's workforce, accepted the EVS option. Total cost of the program was $47 million and was primarily recorded as an operating expense in the second quarter. Payment was complete as of September 30, 1994.

     Depreciation and amortization expenses decreased for the third quarter and year-to-date 1994 compared to third quarter and year-to-date 1993.
This decrease was primarily due to the lower amortization of property losses in 1994, which was partially offset by an increase in investment in distribution property.

      Allowance for funds used during construction (AFUDC) increased $6.2 million and $10.0 million for the third quarter and year-to-date September 1994, respectively, compared to the same period 1993. These increases are primarily a result of increased investment in the Lincoln Combustion Turbine project.

      Other, net on the Consolidated Statements of Income increased $8.8 million and $38.8 million for the third quarter and year-to-date 1994, respectively, compared to the same periods in 1993. The third quarter and year-to-date increases were primarily due to one-time gains from transactions related to the Company's subsidiaries.

PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the security holders of the Company during the third quarter of 1994.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (A) Exhibits

              (27) Financial Data Schedule  (included in electronic
                       filing only)


          (B) Reports on Form 8-K

               The Company filed no 8-K reports during the third quarter
                  of 1994.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    DUKE POWER COMPANY



Date:  November 4, 1994                   _______________Richard J. Osborne_________________
                                                         Richard J. Osborne
                                           Senior Vice President and Chief Financial Officer





Date:  November 4, 1994                   _________________Jeffrey L. Boyer________________
                                                           Jeffrey L. Boyer
                                                              Controller