Form 10-Q
period 1995-03-31
DUKE POWER CO /NC/
filed 1995-05-11
CIK 30371

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                    ---------------------------------


                               FORM 10-Q

                             QUARTERLY REPORT

                   Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


                       For Quarter Ended March 31, 1995


                       --------------------------------




                              DUKE POWER COMPANY
                            422 South Church Street
                      Charlotte, North Carolina 28242-0001
                                 704-594-0887

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                             -----------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995                 Commission File Number 1-4928


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

                             -----------------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X    No ___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Number of shares of Common Stock, without par value, outstanding at
March 31, 1995                                           204,859,339 shares

                               DUKE POWER COMPANY

                                    INDEX


                                                                                                   PAGE
PART I. FINANCIAL INFORMATION

  Consolidated Statements of Income for the Three Months Ended March 31, 1995 and 1994               2
  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1995 and 1994           3
  Consolidated Balance Sheets - March 31, 1995 and December 31, 1994                               4-5
  Consolidated Statements of Capitalization - March 31, 1995 and December 31, 1994                   6
  Notes to Consolidated Financial Statements                                                         7
  Management's Discussion and Analysis of Financial Condition and Results of Operations            8-9

PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders                                        9
  Item 6. Exhibits and Reports on Form 8-K                                                           9

SIGNATURES                                                                                          10



Part I.  FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS


                        DUKE POWER COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)
                       (Dollars in Thousands)




                                                                                      Three Months Ended
                                                                                           March 31
                                                                                1995                     1994
Operating revenues                                                           $1,111,065               $1,099,002
Operating expenses
   Fuel used in electric generation                                             169,368                  169,046
   Net interchange and purchased power                                          114,259                  136,514
   Other operation and maintenance                                              282,130                  287,512
   Depreciation and amortization                                                112,735                  116,073
   General taxes                                                                 63,159                   63,273
      Total operating expenses                                                  741,651                  772,418

Operating Income                                                                369,414                  326,584

Interest expense and other income
   Interest expense                                                             (72,523)                 (64,470)
   Allowance for funds used during construction and other deferred returns       31,597                   25,152
   Other, net                                                                     2,048                     (527)
      Total interest expense and other income                                   (38,878)                 (39,845)

Income before income taxes                                                      330,536                  286,739

Income taxes                                                                    129,260                  113,122

Net Income                                                                      201,276                  173,617
   Preferred and preference stock requirements                                   12,735                   12,322

Earnings for common stock                                                      $188,541                 $161,295

Common stock data
   Average common shares outstanding (thousands)                                204,859                  204,859
   Earnings per share                                                         $    0.92                 $   0.79
   Dividends per share                                                        $    0.49                 $   0.47



See Notes to Consolidated Financial Statements

                        DUKE POWER COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                       (Dollars in Thousands)



                                                                                   Three Months Ended
                                                                                        March 31
                                                                                1995                      1994
Cash flows from operating activities
   Net Income                                                                 $ 201,276                $ 173,617

Adjustments to reconcile net income to net cash provided by operating activities:
   Non-cash items
      Depreciation and amortization                                             168,727                $ 159,592
      Deferred income taxes and investment tax credit amortization                6,733                    4,268
      Allowance for equity funds used during construction                        (5,928)                  (6,254)
      Purchased capacity levelization                                           (25,894)                 (11,671)
      Other, net                                                                  2,728                  (12,519)
      (Increase) Decrease in
         Accounts receivable                                                    (16,518)                  50,293
         Inventory                                                              (23,167)                  (1,715)
         Prepayments                                                             (4,969)                  (2,040)
      Increase (Decrease) in
         Accounts payable                                                       (56,484)                 (107,938)
         Taxes accrued                                                           96,673                    54,354
         Interest accrued and other liabilities                                 (29,579)                  (29,287)
      Total adjustments                                                         112,322                    97,083
            Net cash provided by operating activities                           313,598                   270,700

Cash flows from investing activities
   Construction expenditures and other property additions                      (215,142)                 (174,451)
   External funding for decommissioning                                         (14,118)                  (13,131)
   Investment in nuclear fuel                                                    (3,719)                  (17,757)
   Investment in joint ventures                                                  (2,326)                      966
   Net change in investment securities                                           (1,128)                   23,363

            Net cash used in investing activities                              (236,433)                 (181,010)

Cash flows from financing activities
   Proceeds from the issuance of
      Short-term notes payable, net                                              67,100                   24,100
      Construction loans and other                                                8,429                      494
   Payments for the redemption of
      First and refunding mortgage bonds                                        (40,000)                     -
      Preferred stock                                                            (2,926)                  (1,500)
      Construction loans and other                                                 (512)                    (164)
   Dividends paid                                                              (113,305)                (109,038)
   Other                                                                           (371)                    (336)

            Net cash used in financing activities                               (81,585)                 (86,444)

Net increase (decrease) in cash                                                  (4,420)                   3,246
Cash at beginning of period                                                      37,430                   33,812
Cash at end of period                                                          $ 33,010                 $ 37,058

See Notes to Consolidated Financial Statements

                        DUKE POWER COMPANY
                    CONSOLIDATED BALANCE SHEETS
                       (Dollars in Thousands)



                                                                              March 31                December 31
                                                                                1995                      1994
                                                                             (Unaudited)
ASSETS
   Current assets
      Cash                                                                  $    33,010              $    37,430
      Short-term investments                                                    123,754                  132,692
      Receivables (less allowance for losses: 1995 - $6,729; 1994 - $6,637)     569,383                  552,865
      Inventory - at average cost                                               344,529                  319,385
      Prepayments and other                                                      20,691                   15,722
            Total current assets                                              1,091,367                1,058,094

Investments and other
      Investments in joint ventures                                             110,656                  108,330
      Other investments, at cost or less                                         93,292                   83,226
      Nuclear decommissioning trust funds                                       197,565                  172,390
      Pre-funded pension cost                                                    80,000                   80,000
            Total investments and other assets                                  481,513                  443,946

Property, plant and equipment
   Electric plant in service (at original cost)
      Production                                                              6,800,370                6,747,397
      Transmission                                                            1,451,596                1,439,435
      Distribution                                                            4,003,021                3,965,393
      Other                                                                   1,029,280                1,020,192
         Electric plant in service                                           13,284,267               13,172,417
         Less accumulated depreciation and amortization                       4,899,299                4,810,004
            Electric plant in service, net                                    8,384,968                8,362,413
   Nuclear fuel                                                                 725,242                  757,983
   Less accumulated amortization                                                418,934                  415,560
   Nuclear fuel, net                                                            306,308                  342,423

   Construction work in progress (including nuclear fuel in process:
      1995 - $40,883; 1994 - $52,273)                                           580,145                  558,730
         Total electric plant, net                                            9,271,421                9,263,566
   Other property - at cost (less accumulated depreciation:
      1995 - $25,044; 1994 - $24,137)                                           310,840                  302,383
         Total property, plant and equipment, net                             9,582,261                9,565,949

Deferred debits
   Purchased capacity costs                                                     958,218                  932,324
   Debt expense, primarily refinancing costs, being amortized over the
      terms of related debt                                                     183,425                  186,306
   Regulatory asset related to income taxes                                     489,232                  489,292
   Regulatory asset related to DOE assessment fee                               107,670                  102,467
   Other                                                                         88,018                   83,850
         Total deferred debits                                                1,826,563                1,794,239

Total assets                                                                $12,981,704              $12,862,228

See Notes to Consolidated Financial Statements

                        DUKE POWER COMPANY
                    CONSOLIDATED BALANCE SHEETS
                       (Dollars in Thousands)



                                                                              March 31                December 31
                                                                                1995                      1994
                                                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
      Accounts payable                                                      $   229,980              $   343,688
      Notes payable                                                             174,200                  107,100
      Taxes accrued                                                             126,672                   29,999
      Interest accrued                                                           68,944                   72,157
      Current maturities of long-term debt and preferred stock                   55,265                   93,759
      Other                                                                      95,026                  121,539
         Total current liabilities                                              750,087                  768,242

Long-term debt (Note 4)                                                       3,572,806                3,567,122

Accumulated deferred income taxes                                             2,361,672                2,348,631

Deferred credits and other liabilities
   Investment tax credit                                                        269,785                  272,594
   DOE assessment fee                                                           107,670                  102,467
   Nuclear decommissioning costs externally funded                              197,565                  172,390
   Other                                                                        323,158                  318,453
         Total deferred credits and other liabilities                           898,178                  865,904

Preferred and preference stock with sinking fund requirements (Note 4)          278,029                  279,500

Preferred and preference stock without sinking fund requirements (Note 4)       500,000                  500,000

Common stockholders' equity
   Common stock, no par                                                       1,926,909                1,926,909
   Retained earnings                                                          2,694,023                2,605,920
         Total common stockholders' equity                                    4,620,932                4,532,829
Total liabilities and stockholders' equity                                  $12,981,704              $12,862,228

See Notes to Consolidated Financial Statements

                        DUKE POWER COMPANY
               CONSOLIDATED STATEMENTS OF CAPITALIZATION
                       (Dollars in Thousands)



                                                                              March 31                December 31
                                                                                1995                      1994
                                                                             (Unaudited)
Common Stock Equity
   Common stock, no par, 300,000,000 shares authorized; 204,859,339
      shares outstanding for 1995 and 1994                                   $1,926,909               $1,926,909
   Retained earnings                                                          2,694,023                2,605,920
         Total common stock equity                                            4,620,932                4,532,829

Preferred and preference stock (At March 31, 1995 and December 31, 1994
   12,500,000 shares of preferred stock, 10,000,000 shares of preferred stock A, and 1,500,000 shares of preference stock were authorized with or without sinking fund requirements)

   Without sinking fund requirements                                            500,000                  500,000

   With sinking fund requirements                                               279,500                  281,000
      Less preferred shares reacquired for current sinking fund requirements
         (15,000 shares at cost)                                                 (1,471)                    -
      Less current sinking fund requirements                                        -                     (1,500)
            Subtotal preferred and preference stock with sinking fund
            requirements                                                        278,029                  279,500
               Total preferred and preference stock                             778,029                  779,500

Long-term debt
   First and refunding mortgage bonds                                         3,400,505                 3,440,505
   Capitalized leases                                                            25,668                    26,039
   Other long-term debt                                                         130,000                   130,000
   Unamortized debt discount and premium, net                                   (61,774)                  (62,918)
   Current maturities of long-term debt                                         (44,965)                  (81,926)
            Subtotal long-term debt                                           3,449,434                 3,451,700

   Subsidiary long-term debt
       Crescent Resources                                                       100,075                    92,102
       Nantahala Power and Light Company                                         33,597                    33,653
       Current maturities of long-term debt                                     (10,300)                  (10,333)
            Subtotal subsidiary long-term debt                                  123,372                   115,422

               Total consolidated long-term debt                              3,572,806                 3,567,122
Total capitalization                                                         $8,971,767                $8,879,451

See Notes to Consolidated Financial Statements
                                 6

                         DUKE POWER COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

	1. Total income taxes paid for the quarter ended March 31 were $12,587,000 and $52,805,000 for 1995 and 1994, respectively. Interest paid, net of amounts capitalized, for the quarter ended March 31 was $67,591,000 and $65,626,000 for 1995 and 1994, respectively.

 	2. The North Carolina statute allowing rate adjustments for past over- or under- recovery of fuel costs was set to expire in 1997. The North Carolina legislature repealed this expiration provision in March 1995.

     3. The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the results of operations or the financial position of the Company.

     4. The carrying amounts and estimated fair values of long-term debt and preferred stock are listed below in thousands of dollars. The majority of estimated fair value amounts were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of March 31, 1995 and December 31, 1994, are not necessarily indicative of the amounts the Company could have realized in current market exchanges.



                                    March 31, 1995                 December 31, 1994
                               Carrying Amount Fair Value      Carrying Amount Fair Value

Long-term debt                 $3,664,177      $3,485,000      $3,696,260      $3,392,000
Preferred stock                $  778,029      $  732,000      $  781,000      $  697,000



     5. In the Consolidated Statements of Income and Consolidated Statements of Cash Flows, certain prior period information has been reclassified to conform with current classifications.

     6. These are quarterly financial statements and the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective years. These amounts may be affected by seasonal temperature variations, timing of scheduled and unscheduled maintenance of certain electric generating units, and the Company's policy of accruing estimates for certain other expenses ratably over twelve months until final amounts are determined.

     7. In the opinion of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Duke Power Company as of the respective dates shown and the results of its operations for the respective periods then ended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     During the period January 1, 1995 through March 31, 1995, additions to property (including nuclear fuel) of $174.5 million and retirements of $64.6 million resulted in a net increase in gross plant of $109.9 million.

     The Company is building a combustion turbine facility in Lincoln County, North Carolina to provide capacity at periods of peak demand. Units 1 and 2 of the Lincoln Combustion Turbine Station began commercial operation on May 5, 1995. Current plans call for another 10 units to begin commercial operation during 1995, with the remaining 4 units to come on line in 1996. The estimated total cost of the project is approximately $500 million. All appeals relating to the issuance of the final air permit for the facility have been dismissed.

     The Company normally experiences seasonal peak loads in the summer and winter which are relatively in balance. On June 22, 1994, the Company experienced its summer peak load of 14,936 MW during hot weather. A new all-time peak load of 16,070 MW occurred on January 19, 1994 during extremely cold weather. The Company's peak load includes the load of the other joint owners of the Catawba Nuclear Station (the Other Catawba Joint Owners).

     Fixed charges coverage for the twelve months ended March 31, 1995, using the SEC method, was 4.78 times. Internal cash generation for the twelve months ended March 31, 1995 was 67 percent.

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

     As a result of favorable market conditions, in April 1995 the Company issued $78 million in medium-term notes, the proceeds of which will be used to refinance higher cost long-term debt. In addition, the Company reacquired 30,000 shares of its 7.12% Series Q Preferred Stock to satisfy sinking fund requirements, including 15,000 shares for current sinking fund requirements.


RESULTS OF OPERATIONS

     Earnings per share for the first quarter 1995 were 92 cents per share compared to 79 cents per share for the same period in 1994. This increase was primarily due to decreased operating and maintenance expenses, lower purchased power costs, and better performance by the Associated Enterprises Group business units.

     Revenues for the first quarter of 1995 were slightly higher than first quarter 1994 due to contributions from the Associated Enterprises Group business units as well as higher kilowatt-hour sales. Total retail kilowatt-hour sales for the quarter increased 2.7 percent. Residential sales fell 3.9 percent. General service sales rose 2.5 percent. Textile sales rose 3.3 percent, with total industrial sales increasing 3.8 percent. However, total kilowatt-hour sales did not materially impact earnings due to offsetting reductions in sales to non-retail customers.

     Net interchange and purchased power expense decreased $22.3 million for the first quarter 1995 compared to the same period 1994. This decrease was primarily due to decreases in purchased capacity and energy from the Other Catawba Joint Owners.
                                  8

     Operating and maintenance expenses decreased $5.4 million, or 1.9%, for the first quarter 1995 from the same period in 1994. This decrease was primarily due to reduced fossil maintenance expenses, which were partially offset by increased expenses for the increased activity of the Associated Enterprises Group business units.

     Interest expense increased $8.1 million during the first quarter of 1995 compared to the same period in 1994. This increase is primarily due to the issuance of additional long-term debt in 1994.

     Allowance for funds used during construction (AFUDC) and other deferred returns increased $6.4 million. The increase was largely due to the return on the deferred purchased capacity balance.


PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	    There were no matters submitted to a vote of the security holders of the Company during the first quarter of 1995.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (A) Exhibits

		  (27) Financial Data Schedule (included in electronic filing only)

          (B) Reports on Form 8-K

              The Company filed no Form 8-K reports during the first quarter of 1995.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DUKE POWER COMPANY


Date:  May 10, 1995           _________________________________________________
                                                 Richard J. Osborne
                                     Senior Vice President and Chief Financial
                                                       Officer




Date:  May 10, 1995           _________________________________________________
                                                  Jeffrey L. Boyer
                                                       Controller