Form 10-Q
period 1995-06-30
DUKE POWER CO /NC/
filed 1995-08-11
CIK 30371

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                 FORM 10-Q
                             QUARTERLY REPORT

                  Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                       For Quarter Ended June 30, 1995

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

 For Quarter Ended June 30, 1995              Commission File Number 1-4928

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

     Number of shares of Common Stock, without par value, outstanding at
   June 30, 1995....................................   204,859,339 shares

                          DUKE POWER COMPANY

                                 INDEX

                                                                      PAGE
PART I. FINANCIAL INFORMATION

  Consolidated Statements of Income for the Three and Six Months
  Ended June 30, 1995 and 1994                                        2
  Consolidated Statements of Cash Flows for the Six Months Ended
  June 30, 1995 and 1994                                              3
  Consolidated Balance Sheets - June 30, 1995 and December 31, 1994   4-5
  Consolidated Statements of Capitalization - June 30, 1995 and
  December 31, 1994                                                   6
  Notes to Consolidated Financial Statements                          7
  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                               8-9

PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders         9
  Item 6. Exhibits and Reports on Form 8-K                            9
SIGNATURES                                                            10

Part I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                             DUKE POWER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                           (Dollars in Thousands)

                                                                                 Three Months Ended       Six Months Ended
                                                                                      June 30                  June 30
                                                                                1995       1994        1995          1994

Operating revenues                                                             $1,052,403   $1,083,310  $2,163,468    $2,182,312
Operating expenses
   Fuel used in electric generation                                               167,408      183,030     336,776       352,076
   Net interchange and purchased power                                            121,897      139,980     236,156       276,494
   Other operation and maintenance                                                324,363      339,799     606,493       627,311
   Depreciation and amortization                                                  113,700      116,166     226,435       232,239
   General taxes                                                                   61,159       61,916     124,318       125,189
      Total operating expenses                                                    788,527      840,891   1,530,178     1,613,309
Operating Income                                                                  263,876      242,419     633,290       569,003

Interest expense and other income
  Interest expense                                                                (72,685)     (66,166)   (145,208)     (130,636)
  Allowance for funds used during construction and other deferred returns          32,711       25,819      64,308        50,971
  Other, net                                                                        2,160        8,055       4,208         7,528
     Total interest expense and other income                                      (37,814)     (32,292)    (76,692)      (72,137)
Income before income taxes                                                        226,062      210,127     556,598       496,866

Income taxes                                                                       88,539       82,125     217,799       195,247
Net Income                                                                        137,523      128,002     338,799       301,619
    Preferred and preference stock requirements                                    12,677       12,385      25,412        24,707
Earnings for common stock                                                      $  124,846   $  115,617  $  313,387    $  276,912

Common stock data
  Average common shares outstanding (thousands)                                   204,859      204,859     204,859       204,859
  Earnings per share                                                           $     0.61   $     0.56  $     1.53    $     1.35
  Dividends per share                                                          $     0.49   $     0.47  $     0.98    $     0.94

See Notes to Consolidated Financial Statements
                                                       2

                          DUKE POWER COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                        (Dollars in Thousands)


                                                                                                Six Months Ended
                                                                                                    June 30
                                                                                            1995                1994

Cash flows from operating activities
   Net Income                                                                               $  338,799          $  301,619
   Adjustments to reconcile net income to net cash provided by operating activities:
      Non-cash items
         Depreciation and amortization                                                         332,291             314,974
         Deferred income taxes and investment tax credit amortization                           12,165              59,114
         Allowance for equity funds used during construction                                   (12,228)            (11,881)
         Purchased capacity levelization                                                       (28,637)           (124,366)
         Other, net                                                                             42,387               4,284
        (Increase) Decrease in
            Accounts receivable                                                                  6,834                 512
            Inventory                                                                          (31,294)            (10,100)
            Prepayments                                                                            179               3,291
         Increase (Decrease) in
            Accounts payable                                                                   (81,323)            (94,902)
            Taxes accrued                                                                       (4,233)            (16,508)
            Interest accrued and other liabilities                                             (22,047)            (10,858)
         Total adjustments                                                                     214,094             113,560
               Net cash provided by operating activities                                       552,893             415,179
Cash flows from investing activities
   Construction expenditures and other property additions                                     (375,915)           (353,931)
   External funding for decommissioning                                                        (28,235)            (26,262)
   Investment in nuclear fuel                                                                  (17,416)            (41,490)
   Investment in joint ventures                                                                (35,280)              1,505
   Net change in investment securities                                                          15,463              21,342
               Net cash used in investing activities                                          (441,383)           (398,836)
Cash flows from financing activities
   Proceeds from the issuance of
      First and refunding mortgage bonds                                                        77,415             144,390
      Short-term notes payable, net                                                            138,000              54,400
      Construction loans and other                                                              18,250               6,192
   Payments for the redemption of
      First and refunding mortgage bonds                                                      (116,976)                -
      Preferred stock                                                                           (2,926)             (1,500)
      Construction loans and other                                                              (5,990)             (2,051)
      Dividends paid                                                                          (226,070)           (217,692)
      Other                                                                                       (751)             (3,606)
                  Net cash used in financing activities                                       (119,048)            (19,867)
Net increase (decrease) in cash                                                                 (7,538)             (3,524)
Cash at beginning of period                                                                     37,430              33,812
Cash at end of period                                                                        $  29,892          $   30,288

See Notes to Consolidated Financial Statements

                                                             3


                             DUKE POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)


                                                                                                   June 30             December 31
                                                                                                    1995                  1994
                                                                                                (Unaudited)
ASSETS
   Current assets
      Cash                                                                                      $    29,892         $    37,430
      Short-term investments                                                                         82,941             132,692
      Receivables (less allowance for losses: 1995 - $6,402; 1994 - $6,637)                         546,031             552,865
      Inventory - at average cost                                                                   354,633             319,385
      Prepayments and other                                                                          15,543              15,722
               Total current assets                                                               1,029,040           1,058,094

   Investments and other
      Investments in joint ventures                                                                 143,610             108,330
      Other investments, at cost or less                                                            117,514              83,226
      Nuclear decommissioning trust funds                                                           223,980             172,390
      Pre-funded pension cost                                                                        80,000              80,000
               Total investments and other assets                                                   565,104             443,946

   Property, plant and equipment
      Electric plant in service (at original cost)
         Production                                                                               6,975,395           6,747,397
         Transmission                                                                             1,453,222           1,439,435
         Distribution                                                                             4,046,887           3,965,393
         Other                                                                                    1,037,701           1,020,192
            Electric plant in service                                                            13,513,205          13,172,417
            Less accumulated depreciation and amortization                                        4,995,135           4,810,004
               Electric plant in service, net                                                     8,518,070           8,362,413
         Nuclear fuel                                                                               750,395             757,983
         Less accumulated amortization                                                              463,579             415,560
            Nuclear fuel, net                                                                       286,816             342,423
         Construction work in progress (including nuclear fuel in process:
            1995 - $32,361; 1994 - $52,273)                                                         484,209             558,730
               Total electric plant, net                                                          9,289,095           9,263,566
         Other property - at cost (less accumulated depreciation:
            1995 - $26,566; 1994 - $24,137)                                                         314,173             302,383
               Total property, plant and equipment, net                                           9,603,268           9,565,949

   Deferred debits
      Purchased capacity costs                                                                      960,961             932,324
      Debt expense, primarily refinancing costs, being amortized over the terms of related debt     186,543             186,306
      Regulatory asset related to income taxes                                                      490,417             489,292
      Regulatory asset related to DOE assessment fee                                                107,670             102,467
      Other                                                                                          90,318              83,850
               Total deferred debits                                                              1,835,909           1,794,239
Total assets                                                                                    $13,033,321         $12,862,228

See Notes to Consolidated Financial Statements

                               DUKE POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                        June 30               December 31
                                                                                          1995                    1994
                                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
      Accounts payable                                                              $   233,094           $   343,688
      Notes payable                                                                     245,100               107,100
      Taxes accrued                                                                      25,765                29,999
      Interest accrued                                                                   71,373                72,157
      Current maturities of long-term debt and preferred stock                           51,697                93,759
      Other                                                                             100,422               121,539
               Total current liabilities                                                727,451               768,242

   Long-term debt (Note 4)                                                            3,587,859             3,567,122

   Accumulated deferred income taxes                                                  2,369,673             2,348,631

   Deferred credits and other liabilities
      Investment tax credit                                                             266,976               272,594
      DOE assesssment fee                                                               107,670               102,467
      Nuclear decommissioning costs externally funded                                   223,980               172,390
      Other                                                                             326,299               318,453
               Total deferred credits and other liabilities                             924,925               865,904

   Preferred and preference stock with sinking fund requirements (Note 4)               278,029               279,500

   Preferred and preference stock without sinking fund requirements (Note 4)            500,000               500,000

   Common stockholders' equity
      Common stock, no par                                                            1,926,909             1,926,909
      Retained earnings                                                               2,718,475             2,605,920
               Total common stockholders' equity                                      4,645,384             4,532,829
   Total liabilities and stockholders' equity                                       $13,033,321           $12,862,228

See Notes to Consolidated Financial Statements
                                                           5

                           DUKE POWER COMPANY
                CONSOLIDATED STATEMENTS OF CAPITALIZATION
                          (Dollars in Thousands)

                                                                                                June 30       December 31
                                                                                                  1995            1994
                                                                                               (Unaudited)
   Common Stock Equity
      Common stock, no par, 300,000,000 shares authorized; 204,859,339 shares outstanding
         for 1995 and 1994                                                                     $1,926,909     $1,926,909
      Retained earnings                                                                         2,718,475      2,605,920
                  Total common stock equity                                                     4,645,384      4,532,829

   Preferred and preference stock (At June 30, 1995 and December 31, 1994 12,500,000 shares of preferred stock, 10,000,000 shares of preferred stock A, and 1,500,000 shares of preference stock were authorized with or without sinking fund requirements)
      Without sinking fund requirements                                                           500,000        500,000

      With sinking fund requirements                                                              279,500        281,000
         Less preferred shares reacquired for current sinking fund requirements
            (15,000 shares at cost)                                                                (1,471)           -
         Less current sinking fund requirements                                                       -           (1,500)
               Subtotal preferred and preference stock with sinking fund requirements             278,029        279,500
                  Total preferred and preference stock                                            778,029        779,500

   Long-term debt
      First and refunding mortgage bonds                                                        3,406,669       3,440,505
      Capitalized leases                                                                           25,289          26,039
      Other long-term debt                                                                        130,000         130,000
      Unamortized debt discount and premium, net                                                  (60,417)        (62,918)
      Current maturities of long-term debt                                                        (45,004)        (81,926)
               Subtotal long-term debt                                                          3,456,537       3,451,700

      Subsidiary long-term debt
         Crescent Resources,  Inc.                                                                104,574          92,102
         Nantahala Power and Light Company                                                         33,440          33,653
         Current maturities of long-term debt                                                      (6,692)        (10,333)
               Subtotal subsidiary long-term debt                                                 131,322         115,422

                  Total consolidated long-term debt                                             3,587,859       3,567,122
   Total capitalization                                                                      $  9,011,272     $ 8,879,451

See Notes to Consolidated Financial Statements
                                                 6

                          DUKE POWER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

     1. Total income taxes paid for the quarter ended June 30 were $207,499,000 and $116,598,000 for 1995 and 1994, respectively. For the six months ended
June 30, 1995 and 1994, income taxes paid were $220,085,000 and $169,403,000, respectively. Interest paid, net of amounts capitalized, for the quarter ended June 30 was $61,979,000 and $47,712,000 for 1995 and 1994, respectively. For the six months ending June 30, 1995 and 1994, interest paid was $129,570,000 and $113,338,000, respectively.

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

    4. The carrying amounts and estimated fair values of long-term debt and preferred stock are listed below in thousands of dollars. The majority of estimated fair value amounts were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of June 30, 1995 and December 31, 1994, are not necessarily indicative of the amounts the Company could have realized in current market exchanges.

                                    June 30, 1995                   December 31, 1994
                            Carrying Amount   Fair Value       Carrying Amount  Fair Value
Long-term debt              $  3,674,683      $ 3,677,000      $  3,696,260     $  3,392,000
Preferred stock             $    778,029      $   770,000      $    781,000     $    697,000

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

   ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     During the period January 1, 1995 through June 30, 1995, additions to property (including nuclear fuel) of $372 million and retirements of $99 million resulted in a net increase in gross plant of $273 million.

     The Company is building a combustion turbine facility in Lincoln County, North Carolina to provide capacity at periods of peak demand. During the first six months of 1995, four units of the Lincoln Combustion Turbine Station began commercial operation. An additional two units began commercial operation on July 18, 1995. Current plans call for another 6 units to begin commercial operation during 1995, with the remaining 4 units to come on line in 1996.
The estimated total cost of the project is approximately $500 million.

     The Company normally experiences seasonal peak loads in the summer and winter which are relatively in balance. On July 25, 1995, the Company experienced a new all-time peak load of 16,139. The Company's peak load includes the load of the other joint owners of the Catawba Nuclear Station (the Other Catawba Joint Owners) and excludes the load of Nantahala Power and Light Company.

     Fixed charges coverage for the twelve months ended June 30, 1995, using the SEC method, was 474 times Internal cash generation for the twelve months ended June 30, 1995 was 69 percent.

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

     As a result of favorable market conditions, in April 1995 the Company issued $78 million in medium-term notes, the proceeds of which were used to refinance higher cost long-term debt. In addition, the Company reacquired 30,000 shares of its 7.12% Series Q Preferred Stock to satisfy sinking fund requirements, including 15,000 shares for current sinking fund requirements.

RESULTS OF OPERATIONS

     Earnings per share for the second quarter and year-to-date June 1995 were $0.61 and $1.53, respectively, up 8.9% and 13.3% compared to the same periods in 1994.

     Revenues for second quarter and year-to-date June 1995 decreased by $30.9 and $18.8 million, respectively, when compared to the same periods in 1994. Total sales decreased 3.4% from the second quarter 1994 primarily due to lower sales to the Company's wholesale and other customers. This decrease was partially offset by increases in billed retail sales. For the second quarter, billed retail sales were up 3.3%. Residential sales were up 2.3% and general service sales were up 4.7%. Textile sales were up 1.2%, with overall industrial sales up 3%. For year-to-date June 1995, total revenues decreased primarily due to lower sales to the Company's wholesale and other customers. This decrease was partially offset by contributions from the Associated Enterprises Group business units.

     Fuel expense for second quarter and year-to-date June 1995 decreased by $15.6 and $15.3 million, respectively, compared to the same periods during 1994. These decreases were primarily due to higher levels of nuclear generation as a percentage of total generation.

     Net interchange and purchased power expense decreased $18.1 and $40.3 million for second quarter and year-to-date June 1995, respectively, compared to the same periods in 1994. These decreases were primarily due to decreases in purchased capacity from the Other Catawba Joint Owners.

    Operating and maintenance expenses decreased $15.4 million for the second quarter 1995 compared to the same period in 1994. This 4.5% decrease was primarily due to costs booked in the second quarter of 1994 associated with employees electing to terminate employment under the Company's Enhanced Voluntary Separation (EVS) program. A write-off of capitalized system development costs along with higher nuclear operating and maintenance expenses partially offset this decrease. Year-to-date June 1995 operating and maintenance expenses decreased $20.8 million compared to the same period in 1994. The 1994 EVS costs along with reduced fossil maintenance expenses contributed to this decrease. Costs incurred in connection with the increased activity of the Associated Enterprises Group business units partially offset this year-to-date decrease.

     Interest expense for second quarter and year-to-date June 1995 increased $6.5 and $14.6 million, respectively, compared to the same periods in 1994. These increases were primarily due to the issuance of additional long-term debt in 1994.

     Allowance for funds used during construction (AFUDC) and other deferred returns increased $6.9 and $13.3 million for the second quarter and year-to-date June 1995, respectively, compared to the same periods during 1994. These increases were largely due to the accrued return on the deferred purchased capacity costs along with additional AFUDC associated with the increased investment in the Lincoln Combustion Turbine project.

PART II OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders on April 27, 1995, the shareholders of the Company elected Steve C. Griffith, Jr., Paul H. Henson, W.W. Johnson, Buck Mickel and Russell M. Robinson, II as Class I directors to serve until the Annual Meeting of Shareholders to be held in 1998, or until their successors are elected and qualified. The shareholders also voted to ratify the selection of Deloitte & Touche to act as independent auditors to make an examination of the Company's accounts for the year 1995.

      ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

               (A) Exhibits

                   (27) Financial Data Schedule (included in electronic filing only)

               (B) Reports on Form 8-K

                    The Company filed no Form 8-K reports during the second quarter of 1995
                                                 9

                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DUKE POWER COMPANY

Date:  August 9, 1995
                             _________________________________________________
                                            Richard J. Osborne
                             Senior Vice President and Chief Financial Officer


Date:  August 9, 1995
                              _________________________________________________
                                             Jeffrey L. Boyer
                                                Controller