Form 10-Q
period 1995-09-30
DUKE POWER CO /NC/
filed 1995-11-13
CIK 30371

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549




                             FORM 10-Q

                         QUARTERLY REPORT

              Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934


              For Quarter Ended September 30, 1995




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

For Quarter Ended September 30, 1995             Commission File Number 1-4928


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




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes (check mark)     No ___

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, without par value, outstanding at
September 30, 1995 ..... 204,859,339 shares

                       DUKE POWER COMPANY

                            INDEX



                                                                                                          PAGE

PART I. FINANCIAL INFORMATION

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 1995 and 1994........  2

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1995 and 1994............... 3

Consolidated Balance Sheets - September 30, 1995 and December 31, 1994................................... 4-5

Consolidated Statements of Capitalization - September 30, 1995 and December 31, 1994...................... 6

Notes to Consolidated Financial Statements............................................................... 7-8

Management's Discussion and Analysis of Financial Condition and Results of Operations.................... 9-11


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.............................................. 11

Item 6. Exhibits and Reports on Form 8-K................................................................. 11


SIGNATURES............................................................................................... 12


Part 1. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                                DUKE POWER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                                  Three Months Ended       Nine Months Ended
                                                                                    September 30            September 30
                                                                                  1995         1994        1995         1994

Operating revenues                                                               $ 1,379,978  $ 1,272,525  $ 3,543,446 $ 3,454,837
Operating expenses
 Fuel used in electric generation                                                    222,689      198,198      559,465      550,274
 Net interchange and purchased power                                                 122,287      146,373      358,443      422,867
 Other operation and maintenance                                                     348,307      317,180      954,800      944,491
 Depreciation and amortization                                                       115,055      115,903      341,490      348,142
 General taxes                                                                        67,133       64,010      191,451      189,199
  Total operating expenses                                                           875,471      841,664    2,405,649    2,454,973

Operating Income                                                                     504,507      430,861    1,137,797      999,864

Interest expense and other income
Interest expense                                                                     (72,119)     (68,959)    (217,327)    (199,595)
Allowance for funds used during construction and other deferred returns               31,328       28,693       95,636       79,664
Other, net                                                                             3,426        4,191        7,634       11,719

 Total interest expense and other income                                             (37,365)     (36,075)    (114,057)    (108,212)

Income before income taxes                                                           467,142      394,786    1,023,740      891,652

Income taxes                                                                         181,942      151,045      399,741      346,292

Net Income                                                                           285,200      243,741      623,999      545,360

 Preferred and preference stock requirements                                          12,409       12,472       37,821       37,179
Earnings for common stock                                                          $ 272,791    $ 231,269    $ 586,178    $ 508,181

Common stock data
Average common shares outstanding (thousands)                                        204,859      204,859      204 859      204,859
Earnings per share                                                                    $ 1.33       $ 1.13       $ 2.86       $ 2.48
Dividends per share                                                                   $ 0.51       $ 0.49       $ 1.49       $ 1.43


                See Notes to Consolidated Financial Statements



                                   DUKE POWER COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                (Dollars in Thousands)


                                                                                    Nine Months Ended
                                                                                      September 30
                                                                                   1995           1994
Cash flows from operating activities
 Net Income                                                                        $ 623,999       $ 545,360

 Adjustments to reconcile net income to net cash provided by operating activities:
  Non-cash items
   Depreciation and amortization                                                     499,998         480,562
   Deferred income taxes and investment tax credit amortization                       21,780         102,500
   Allowance for equity funds used during construction                               (18,200)        (19,062)
   Purchased capacity levelization                                                   (31,011)       (140,968)
   Other, net                                                                         18,490         (1,325)
  (Increase) Decrease in
    Accounts receivable                                                              (70,988)          10,490
    Inventory.                                                                         5,039        (13,955)
    Prepayments                                                                       (2,279)           1,967
   Increase (Decrease) in
    Accounts payable                                                                 (65,313)       (128,769)
    Taxes accrued                                                                     82,656          29,482
    Interest accrued and other liabilities                                           (24,028)        (10,079)

   Total adjustments                                                                 416,144         310,843

     Net cash provided by operating activities                                     1,040,143         856,203

Cash flows from investing activities
 Construction expenditures and other property additions                             (545,443)       (553,992)
 External funding for decommissioning                                                (42,353)        (39,393)
 Investment in nuclear fuel                                                          (31,209)        (67,674)
 Investment in joint ventures                                                        (43,645)           (312)
 Net change in investment securities                                                  25,626           3,190

     Net cash used in investing activities                                          (637,024)      (658,181)

Cash flows from financing activities
 Proceeds from the issuance of
  First and refunding mortgage bonds                                                 173,839         144,390
  Short-term notes payable, net                                                      (52,900)        (12,900)
  Construction loans and other                                                        30,983          27,205
 Payments for the redemption of
  First and refunding mortgage bonds                                                (117,065)            (81)
  Preferred stock                                                                   (100,516)         (1,500)
  Construction loans and other                                                        (7,792)         (9,013)

 Dividends paid                                                                     (330,306)       (330,550)
 Other                                                                                (1,140)         (3,960)

     Net cash used in financing activities                                          (404,897)       (186,409)

Net increase (decrease) in cash                                                       (1,778)          11,613
Cash at beginning of period                                                            37,430          33,812

Cash at end of period                                                                $ 35,652        $ 45,425


     See Notes to Consolidated Financial Statements



                                   DUKE POWER COMPANY
                               CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)
                                 (Dollars in Thousands)


                                                                                            September 30   December 31
                                                                                                1995          1994
ASSETS
 Current assets
  Cash                                                                                       $ 35,652      $ 37,430
  Short-term investments                                                                      100,422       132,692
  Receivables (less allowance for losses: 1995 - $6,708;1994 - $6,637)                        623,853       552,865
  Inventory - at average cost                                                                 320,277       319,385
  Prepayments and other                                                                        18,000        15,722
    Total current assets                                                                    1,098,204     1,058,094


 Investments and other assets
  Investments in joint ventures                                                               151,975       108,330
  Other investments, at cost or less                                                           89,871        83,226
  Nuclear decommissioning trust funds                                                         248,346       172,390
  Pre-funded pension cost                                                                      80,000        80,000
    Total investments and other assets                                                        570,192       443,946


 Property, plant and equipment
  Electric plant in service (at original cost)
   Production                                                                               7,062,774     6,747,397
   Transmission                                                                             1,483,778     1,439,435
   Distribution                                                                             4,074,967     3,965,393
   Other                                                                                    1,036,097     1,020,192
    Electric plant in service                                                              13,657,616    13,172,417
    Less accumulated depreciation and amortization                                          5,062,804     4,810,004
     Electric plant in service, net                                                         8,594,812     8,362,413

   Nuclear fuel                                                                               704,769       757,983
   Less accumulated amortization                                                              458,362       415,560
    Nuclear fuel, net                                                                         246,407       342,423

   Construction work in progress (including nuclear fuel in process:
    1995 - $38,977; 1994 - $52,273)                                                           454,118       558,730
    Total electric plant, net                                                               9,295,337     9,263,566

  Other property - at cost (less accumulated depreciation:
    1995 - $27,854; 1994 - $24,137)                                                           344,121       302,383
    Total property, plant and equipment, net                                                9,639,458     9,565,949

 Deferred debits
  Purchased capacity costs                                                                    963,335       932,324
  Debt expense, primarily refinancing costs, being amortized over the terms of related debt   183,726       186,306
  Regulatory asset related to income taxes                                                    490,822       489,292
  Regulatory asset related to DOE assessment fee                                              107,670       102,467
 Other                                                                                        123,544        83,850
    Total deferred debits                                                                   1,869,097     1,794,239

Total assets                                                                             $ 13,176,951  $ 12,862,228


           See Notes to Consolidated Financial Statements

                                 DUKE POWER COMPANY
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                              (Dollars in Thousands)


                                                                              September 30   December 31
                                                                                 1995           1994
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
  Accounts payable                                                              $ 251,295     $ 343,688
  Notes payable                                                                    54,200       107,100
  Taxes accrued                                                                   112,655        29,999
  Interest accrued                                                                 70,887        72,157
  Current maturities of long-term debt and preferred stock                         52,565        93,759
 Other                                                                            111,534       121,539
    Total current liabilities                                                     653,136       768,242

 Long-term debt (Note 4)                                                        3,695,018     3,567,122

Accumulated deferred income taxes                                               2,382,216     2,348,631

Deferred credits and other liabilities
 Investment tax credit                                                            264,167       272,594
 DOE assesssment fee                                                              107,670       102,467
 Nuclear decommissioning costs externally funded                                  248,346       172,390
 Other                                                                            332,269       318,453
    Total deferred credits and other liabilities                                  952,452       865,904

Preferred and preference stock with sinking fund requirements (Note 4)            234,000       279,500

Preferred and preference stock without sinking fund requirements (Note 4)         450,000       500,000

Common stockholders' equity
 Common stock, no par                                                           1,926,909     1,926,909
 Retained earnings                                                              2,883,220     2,605,920
    Total common stockholders' equity                                           4,810,129     4,532,829

Total liabilities and stockholders' equity                                   $ 13,176,951  $ 12,862,228


                          See Notes to Consolidated Financial Statements

                                 DUKE POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                    (Unaudited)
                              (Dollars in Thousands)


                                                                                             September 30   December 31
                                                                                                 1995           1994

Common Stock Equity
  Common stock, no par, 300,000,000 shares authorized; 204,859,339 shares outstanding
  for 1995 and 1994                                                                           $ 1,926,909   $ 1,926,909
 Retained earnings                                                                              2,883,220     2,605,920
    Total common stock equity                                                                   4,810,129     4,532,829

Preferred and preference stock (At September 30,1995 and December 31,1994 12,500,000 shares of preferred stock, 10,000,000 shares of preferred stock A, and 1,500,000 shares of preference stock were authorized with or without sinking fund requirements)

 Without sinking fund requirements                                                                450,000       500,000

 With sinking fund requirements                                                                   234,000       281,000
  Less current sinking fund requirements                                                               --        (1,500)
   Subtotal preferred and preference stock with sinking fund requirements                         234,000       279,500
    Total preferred and preference stock                                                          684,000       779,500

Long-term debt
 First and refunding mortgage bonds                                                             3,506,581     3,440,505
 Capitalized leases                                                                                24,900        26,039
 Other long-term debt                                                                             130,000       130,000
 Unamortized debt discount and premium, net                                                       (62,843)      (62,918)
 Current maturities of long-term debt                                                             (45,053)      (81,926)
   Subtotal long-term debt                                                                      3,553,585     3,451,700

 Subsidiary long-term debt
  Crescent Resources, Inc                                                                         115,507        92,102
  Nantahala Power and Light Company                                                                33,438        33,653
  Current maturities of long-term debt                                                             (7,512)      (10,333)

   Subtotal subsidiary long-term debt                                                             141,433       115,422

    Total consolidated long-term debt                                                           3,695,018     3,567,122
Total capitalization                                                                          $ 9,189,147   $ 8,879,451

                                       6


                        See Notes to Consolidated Financial Statements

                                   DUKE POWER COMPANY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      (UNAUDITED)


	1. Total income taxes paid for the quarter ended September 30 were $116,370,000 and $91,706,000 for 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994, income taxes paid were $336,456,000 and $261,109,000, respectively. Interest paid, net of amounts capitalized, for the quarter ended September 30 was $65,510,000 and $68,988,000 for 1995 and 1994, respectively. For the nine months ending September 30, 1995 and 1994, interest paid, net of amounts capitalized, was $195,080,000 and $182,326,000, respectively.

	2. The North Carolina statute allowing rate adjustments for past over- or under- recovery of fuel costs was set to expire in 1997. The North Carolina legislature repealed this expiration provision in March 1995.

	3. The Company and North Carolina Municipal Power Agency Number 1 (NCMPA) and Piedmont Municipal Power Agency (PMPA), two of the four other joint owners of the Catawba Nuclear Station, entered into a settlement in September 1995 which, if approved by regulators, will resolve outstanding issues related to how certain calculations affecting bills under the Catawba joint ownership contractual agreements should be performed. As part of the settlement, the Company agreed to purchase additional megawatts (MW) of Catawba capacity during the period 1996 through 1999 and remove certain restrictions related to sales of surplus energy by these two joint owners. The additional capacity purchases are 215 MW in 1996, 165 MW in 1997, 120 MW in 1998 and 100 MW in 1999. If
approved by regulators, the Company expects to recover a substantial portion of the costs associated with this settlement as part of the purchased capacity levelization consistent with prior orders of the retail regulatory commissions. Therefore, the Company believes the ultimate resolution of these matters should not have a material adverse effect on the results of operations or the financial position of the Company.

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

	4. The carrying amounts and estimated fair values of long-term debt and preferred stock are listed below in thousands of dollars. The majority of estimated fair value amounts were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of September 30, 1995 and December 31, 1994, are not necessarily indicative of the amounts the Company could have realized in current market exchanges.


                            September 30, 1995 			December 31, 1994

                        Carrying Amount  Fair Value         Carrying Amount  Fair Value
Long-term debt          $  3,785,526    $ 3,774,000        $  3,696,260     $  3,392,000

Preferred stock         $    684,000    $   682,000        $    781,000     $    697,000

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

	7. In the opinion of the Company, the accompanying financial statements contain adjustments of a normal recurring nature such that the financial statements present fairly the financial position of the Company as of the respective dates shown and the results of its operations for the respective periods then ended.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity And Capital Resources

	During the period January 1, 1995 through September 30, 1995, additions to property (including nuclear fuel) of $531 million and retirements of $158 million resulted in a net increase in gross plant of $373 million.

	The Company is building a combustion turbine facility in Lincoln County, North Carolina to provide capacity during periods of peak demand. During the first six months of 1995, four units of the Lincoln Combustion Turbine Station began commercial operation. An additional four units began commercial operation in the third quarter, two units on July 18, 1995 and two units on September 1, 1995. Current plans call for another four units to begin commercial operation during 1995, with the remaining four units to come on line in 1996. The estimated total cost of the project is approximately $500 million.

	The Company and North Carolina Municipal Power Agency Number 1 (NCMPA) and Piedmont Municipal Power Agency (PMPA), two of the four other joint owners of the Catawba Nuclear Station, entered into a settlement in September 1995 which, if approved by regulators, will resolve outstanding issues related to how certain calculations affecting bills under the Catawba joint ownership contractual agreements should be performed. As part of the settlement, the Company agreed to purchase additional megawatts (MW) of Catawba capacity during the period 1996 through 1999 and remove certain restrictions related to sales of surplus energy by these two joint owners. The additional capacity purchases are 215 MW in 1996, 165 MW in 1997, 120 MW in 1998 and 100 MW in 1999.
If approved by regulators, the Company expects to recover a substantial portion of the costs associated with this settlement as part of the purchased capacity levelization consistent with prior orders of the retail regulatory commissions. Therefore, the Company believes the ultimate resolution of these matters should not have a material adverse effect on the results of operations or the financial position of the Company.

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

	The Federal Energy Regulatory Commission (FERC) on October 6,
1995 issued an order accepting the Company's open access transmission tariff, ordering a hearing on the rates for transmission service under the tariff, and denying the application filed by both the Company and its affiliates for authorization to sell power at market-based rates, without prejudice to the later submittal of such applications. The FERC stated that the non-rate terms and conditions in the Company's proposed transmission tariff are not consistent with the pro forma tariff in the Open Access Notice of Proposed Rulemaking (NOPR). On October 17, 1995, the Company refiled the transmission tariff and applications for market-based rates. In addition, the Company requested a rehearing of the October 6, 1995 FERC order.

	The Company has announced that it will reduce its workforce by 900 to 1,000 employees. Such reduction represents approximately 5 percent of its 16,100 employees and will occur by the end of the first quarter of 1996. Termination benefits associated with the reduction will result in a charge of approximately $50 million, depending on the specific employees impacted, which will be recorded in the fourth quarter of 1995.

	The Company normally experiences seasonal peak loads in the summer and winter which are relatively in balance. On August 14, 1995, the Company experienced a new all-time peak load of 16,706. The Company's peak load includes the load of the other joint owners of the Catawba Nuclear Station (the Other Catawba Joint Owners) and excludes the load of Nantahala Power and Light Company.

	Fixed charges coverage for the twelve months ended September 30, 1995, using the SEC method, was 4.93 times. Internal cash generation for the twelve months ended September 30, 1995 was 70 percent.

	The Company reacquired 30,000 shares of its 7.12% Series Q Preferred Stock to satisfy sinking fund requirements in January 1995, including 15,000 shares for current sinking fund requirements. As a result of favorable market conditions, the Company issued $78 million in April 1995 in medium-term notes, the proceeds of which were used to refinance higher cost long-term debt. In August 1995, the Company issued $100 million in long-term debt. Also in August 1995, the Company retired 440,000 shares of 7.50% Series Q Preferred Stock and 500,000 shares of Adjustable Rate Series A Preferred Stock.



Results Of Operations

	Earnings per share for the third quarter and year-to-date
September 1995 were $1.33 and $2.86, respectively, up 17.7% and 15.3% compared to the same periods in 1994.

	Revenues for third quarter and year-to-date September 1995 increased by $107.5 and $88.6 million, respectively, when compared to the same periods in 1994. Total sales increased 6.5% from the third quarter 1994 primarily due to higher sales to the Company's residential and general service customers. Residential sales were up 9.3%, and general service sales were up 6.2% resulting from warm summer weather. Textile sales were down 2.8%, with overall industrial sales up 1%. For year-to-date September 1995, total revenues increased primarily due to higher sales to the Company's residential, general service, textile, and other industrial customers. The Associated Enterprises Group business units also contributed to this increase, primarily due to increased land sales by the Company's real estate subsidiary, Crescent Resources, Inc.

	Fuel expense for third quarter and year-to-date September 1995 increased by $24.5 and $9.2 million, respectively, compared to the same periods during 1994. These increases were attributable to increased production. The year-to-date increase was partially offset by higher levels of nuclear generation as a percentage of total generation.

	Net interchange and purchased power expense decreased $24.1 and $64.4 million for third quarter and year-to-date September 1995, respectively, compared to the same periods in 1994. These decreases were primarily due to a decline in power purchased from the Other
Catawba Joint Owners.

	Operating and maintenance expenses increased $31.1 million for the third quarter 1995 compared to the same period in 1994. This 9.8% increase was primarily due to increased distribution costs for right of way maintenance and service reliability and the timing of an annual payment to FERC. Year-to-date September 1995 operating and maintenance expenses increased $10.3 million compared to the same period in 1994. Higher distribution costs and costs incurred in connection with the increased activity of the Associated Enterprises Group business units also contributed to this year-to-date increase.

	Interest expense for third quarter and year-to-date September 1995 increased $3.2 and $17.7 million, respectively, compared to the same periods in 1994. These increases were primarily due to the issuance of additional long-term debt in 1994.

	Allowance for funds used during construction (AFUDC) and other deferred returns increased $2.6 and $16.0 million for the third quarter and year-to-date September 1995, respectively, compared to the same periods during 1994. These increases were largely due to the accrued return on the deferred purchased capacity costs.




PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	There were no matters submitted to a vote of the security holders of the Company during the third quarter of 1995.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

	(A) Exhibits

             (27) Financial Data Schedule (included in electronic filing only)

	(B) Reports on Form 8-K

	The Company filed no Form 8-K reports during the third quarter of 1995.

                                 SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DUKE POWER COMPANY


Date:  November 10, 1995       ______________________________________
                                           Richard J. Osborne
                         Senior Vice President and Chief Financial Officer





Date:  November 10, 1995       ______________________________________
                                             Jeffrey L. Boyer
                                                 Controller