Form 10-K405
period 1995-12-31
DUKE POWER CO /NC/
filed 1996-03-12
CIK 30371

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C. 20549
                                   FORM 10-K
(Mark One)
[x]                     ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                OR

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


                               Title Of Each Class                                                  Name Of Each Exchange
                                                                                                     On Which Registered
                         Common Stock, without par value                                        New York Stock Exchange, Inc.

                        Preferred Stock A, par value $25
                               7.72%, 1992 Series                                               New York Stock Exchange, Inc.
                               6.375%, 1993 Series                                              New York Stock Exchange, Inc.

               First and Refunding Mortgage Bonds, 5-3/8% Due 1997                              New York Stock Exchange, Inc.
               First and Refunding Mortgage Bonds, 5-7/8% Due 2001                              New York Stock Exchange, Inc.
          First and Refunding Mortgage Bonds, 5-7/8% Series C Due 2003                          New York Stock Exchange, Inc.
          First and Refunding Mortgage Bonds, 6-1/4% Series B Due 2004                          New York Stock Exchange, Inc.
               First and Refunding Mortgage Bonds, 6-3/8% Due 2008                              New York Stock Exchange, Inc.
          First and Refunding Mortgage Bonds, 6-5/8% Series B Due 2003                          New York Stock Exchange, Inc.
               First and Refunding Mortgage Bonds, 6-3/4% Due 2025                              New York Stock Exchange, Inc.
          First and Refunding Mortgage Bonds, 6-7/8% Series B Due 2023                          New York Stock Exchange, Inc.
                 First and Refunding Mortgage Bonds, 7% Due 2000                                New York Stock Exchange, Inc.
            First and Refunding Mortgage Bonds, 7% Series B Due 2000                            New York Stock Exchange, Inc.
                 First and Refunding Mortgage Bonds, 7% Due 2005                                New York Stock Exchange, Inc.
                 First and Refunding Mortgage Bonds, 7% Due 2033                                New York Stock Exchange, Inc.
               First and Refunding Mortgage Bonds, 7-3/8% Due 2023                              New York Stock Exchange, Inc.
               First and Refunding Mortgage Bonds, 7-7/8% Due 2024                              New York Stock Exchange, Inc.
            First and Refunding Mortgage Bonds, 8% Series B Due 1999                            New York Stock Exchange, Inc.
                 First and Refunding Mortgage Bonds, 8% Due 2004                                New York Stock Exchange, Inc.
          First and Refunding Mortgage Bonds, 8-3/8% Series B Due 2021                          New York Stock Exchange, Inc.
               First and Refunding Mortgage Bonds, 8-5/8% Due 2022                              New York Stock Exchange, Inc.
               First and Refunding Mortgage Bonds, 8-3/4% Due 2021                              New York Stock Exchange, Inc.
          First and Refunding Mortgage Bonds, 7-1/2% Series B Due 2025                          New York Stock Exchange, Inc.

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


Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at

      March 8, 1996.............................................................................  $9,850,948,807
Number of shares of Common Stock, without par value, outstanding at March  8, 1996..............  204,859,339

Documents Incorporated By Reference:
     The registrant is incorporating herein by reference certain sections of its proxy statement relating to the 1996 annual meeting of shareholders to provide information required by the following parts of this annual report:

Part III -- Item 10., Directors and Executive Officers of the Registrant -- Item 11., Executive Compensation
         -- Item  12.,  Security  Ownership  of  Certain Beneficial
            Owners and Management
         -- Item 13., Certain Relationships and Related Transactions

                               DUKE POWER COMPANY
                                    FORM 10-K
                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                TABLE OF CONTENTS



     Item                                                                                                            Page

                                     PART I.
       1  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
          Executive Officers of the Company. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
       2  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
       3  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
       4  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .

                                    PART II.
       5  Market for the Registrant's Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . .
       6  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
       7  Management's Discussion and Analysis of Results of Operations and Financial Condition. . . . . .
       8  Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
       9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . .

                                    PART III.
      10  Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . . . . . . . . .
      11  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
      12  Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . . . . . . . . . .
      13  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                    PART IV.
      14  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K. . . . . . . . . . . . .
          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
          Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


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

         The Company is also engaged in a variety of diversified operations, most of which are organized in separate subsidiaries. The Company's subsidiaries and diversified activities are in the Associated Enterprises Group (AEG). AEG includes Church Street Capital Corp.; Crescent Resources, Inc.; Duke Energy Group, Inc.; Duke Engineering & Services, Inc.; Duke/Fluor Daniel; Duke Merchandising; DukeNet Communications, Inc.; Duke Water Operations; and Nantahala Power and Light Company (NP&L). For additional information on subsidiaries and diversified activities, see "Subsidiaries and Diversified Activities", "Management's Discussion and Analysis of Results of
Operations and Financial Condition, Current Issues -- Subsidiaries and Diversified Operations" and "Subsidiaries and Diversified Activities Highlights".

         During 1995, the Company's operating revenues, including AEG, were $4.7 billion. The Company's executive offices are located in the Power Building, 422 South Church Street, Charlotte, North Carolina 28242-0001 (Telephone No. 704-594-0887).

Service Area

         The Company's service area (excluding NP&L), approximately two-thirds of which lies in North Carolina, covers about 20,000 square miles with an estimated population of 5.0 million and includes a number of cities, of which the largest are Charlotte, Greensboro, Winston-Salem and Durham in North Carolina and Greenville and Spartanburg in South Carolina. The Company supplies electric service directly to approximately 1.8 million residential, commercial and industrial customers in more than 200 cities, towns and unincorporated communities. Electricity is sold at wholesale to incorporated municipalities and to several public and private utilities. In addition, sales are made through contractual agreements to former wholesale municipal or cooperative customers of the Company who had purchased portions of the Catawba Nuclear Station (collectively, the "other Catawba joint owners") (See "Joint Ownership of Generating Facilities.") NP&L services an additional 53,000 mostly residential customers in five counties in western North Carolina.

         The  Company's  service  area is  undergoing  increasingly  diversified
industrial   development.   The  textile   industry,   machinery  and  equipment
manufacturing, and chemical and chemical-related industries are of major significance to the economy of the area. Other industrial activities include rubber and plastic products, paper and allied products, and various other light and heavy manufacturing and service businesses. The largest industry served is the textile industry, which accounted for approximately $494 million of the Company's revenues for 1995, representing 11 percent of electric revenues and 39 percent of industrial revenues.

Energy Requirements And Capability

         The following table sets forth the Company's generating capability as of December 31, 1995, its sources of electric energy for 1995 and certain information presently projected for 1996:


                     Source                                   Generating Capability                       Generation MWH
                                                                   MW(a)(b)(c)                            (thousands)(c)

                                                          Actual                 Projected                      Actual
                                                    December 31, 1995        December 31, 1996                   1995

Coal. . . . . . . . . . . . . . . . . . . . . .                    7,699                  7,699                       32,389
Nuclear (d) . . . . . . . . . . . . . . . . . .                    5,078                  5,078                       39,836
Hydro and other. . . . . . . . . . . . . . . . .                   4,166                  4,466(e)                     1,940

  Total . . . . . . . . . . . . . . . . . . . . .                 16,943                 17,243                       74,165

Plus: Purchases from other Catawba joint owners .                                                                      6,070
Purchased power and net interchange . . . . .                                                                          1,175
       Total . . . . . . . . . . . . . . . . . .                                                                      81,410

(a) The data relating to capability does not reflect the possible unavailability or reduction of capability of facilities at any given time because of scheduled maintenance, repair requirements or regulatory restrictions.

(b) Excludes firm purchases and sales. (See "Energy Management and Future Power Needs.")

(c)       Excludes NP&L.

(d) Nuclear capability and related generation for 1995 and related projections for 1996 reflect the Company's 12.5% ownership share of the Catawba Nuclear Station. (See "Joint Ownership of Generating Facilities".)

(e) Includes four units of the Lincoln Combustion Turbine Station with generating capacity of 300 MW which were placed into commercial operation in early 1996. (See "Capital Requirements.")

         NP&L operates 11  hydroelectric  stations with a total  capacity of 100
megawatts   and  also  purchases   supplemental  power.  The  Company  supplies
supplemental power to NP&L under the terms of an interconnection agreement approved by the Federal Energy Regulatory Commission (FERC).

         The Company has a bulk power sales agreement with Carolina Power & Light Company (CP&L) to provide CP&L 400 megawatts of capacity as well as associated energy when needed for a six-year period which began July 1, 1993. Electric rates in all regulatory jurisdictions were reduced by adjustment riders to reflect capacity revenues received from this CP&L bulk power agreement.

         According to 1994 industry statistics published in 1996, the Company ranked first in the nation in terms of efficiency of its steam-fossil generating system as measured by the conversion of fuel energy to electric energy. Published rankings indicate that individual units at Marshall Steam Station and Belews Creek Steam Station ranked first, third, fourth, fifth, eighth and tenth most efficient in the nation in 1994. The Company's nuclear system continued its tradition of operating efficiency, operating at 90 percent of capacity for 1995, in comparison with the industry's latest available average capacity factor of 74 percent for 1994. The Company's system nuclear capacity factor reflects the Company's 12.5% ownership share of the Catawba Nuclear Station.

         The Company normally experiences seasonal peak loads in summer and winter which are relatively in balance. The Company currently forecasts a 1.8 percent compound annual growth in peak load through 2010. An all-time peak load of 15,542 MW occurred on August 14, 1995 during exceptionally warm summer weather. This peak load excludes the portion of the demand of the other joint owners of the Catawba Nuclear Station met by their retained ownership.

Rate Matters

          The North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (PSCSC) must approve the Company's rates for retail sales within their respective states. The FERC must approve the Company's rates for sales to wholesale customers, including the contractual arrangements between the Company and the other Catawba joint owners.

         The most recent general rate increase requests in the Company's retail jurisdictions were filed and approved in 1991. The Company also filed its most recent general rate increase request within the FERC wholesale jurisdiction in 1991. A negotiated settlement between the Company and the wholesale customers was approved by the FERC in 1992.

         In  its  most  recent  general  rate  case,   the  NCUC   authorized  a
jurisdictional rate of return on common equity of 12.50 percent, and the PSCSC authorized a jurisdictional rate of return on common equity of 12.25 percent.

         During 1992, NP&L filed an application for a general rate increase with the NCUC. A general rate increase was approved in June 1993.

         Fuel And Purchased Power Cost Adjustment Procedures. Duke Power has procedures in all three of its regulatory jurisdictions to adjust rates for fluctuations in fuel expense. The North Carolina legislature enacted a statute in 1987 assuring the legality of adjustments of past over- and under-recovery of fuel costs in rates. The North Carolina legislature repealed the expiration provision of this statute in March 1995. In the North Carolina retail jurisdiction, a review of fuel costs in rates is required annually and during general rate case proceedings. Fuel costs are reviewed semiannually in the wholesale and South Carolina retail jurisdictions. All jurisdictions allow Duke Power to adjust rates for past over- or under-recovery of fuel costs. Therefore, Duke Power reflects in revenues the difference between actual fuel costs incurred and fuel costs recovered through rates.

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

Energy Management And Future Power Needs

         The Company's strategy for meeting customers' present and future energy needs is composed of three components: demand-side resources, purchased power resources and supply-side resources. By utilizing these resources, the Company expects to maintain a reserve margin of approximately 18 to 20 percent of its anticipated peak load requirements through 2000. The Company continues to engage in a comprehensive energy management program as part of its Integrated Resource Plan (IRP). Integrated resource planning is the process used by utilities to evaluate a variety of resources. The goal is to provide adequate and reliable electricity in an environmentally responsible manner through cost-effective power management. The Company files an IRP with the NCUC and the PSCSC once every three years. During each of the intervening years, the Company files a Short Term Action Plan which updates the IRP for any changes in projections for the next three years. The PSCSC issued an order on December 14, 1995 approving the Company's 1995 IRP. On February 20, 1996, the NCUC issued a similar order.

         Demand-side management (DSM) programs benefit the Company and its customers by promoting energy efficiency, providing for load control through interruptible control features, shifting usage to off-peak periods and increasing strategic sales of electricity. In return for participation in demand-side management programs, customers may be eligible to receive various incentives which help reduce their net investment in high-efficiency equipment or their electric bills. The November 1991 rate orders of the NCUC and the PSCSC provided for recovery in rates of a designated level of costs for DSM programs and allowed the deferral for later recovery of certain DSM costs that exceed the level reflected in rates, including a return on deferred costs. In 1993, the NCUC and the PSCSC issued orders approving "shared savings" mechanisms for accomplishments achieved in the Company's DSM programs, and deferral of such shared savings. The Company ultimately expects recovery through rates of associated deferred costs, not to exceed $75 million including deferred returns in the North Carolina retail jurisdiction. The annual costs deferred, including the return, were approximately $27 million in 1995 and $25 million in 1994. The total costs deferred, including the return, are $58 million and $38 million in North Carolina and South Carolina, respectively.

         The purchase of capacity and energy is an integral part of meeting future power needs. As of December 31, 1995, the Company had under contract 300 MW of capacity from other generators of electricity, including 62 MW from qualifying facilities. In 1995, the Company issued two requests for proposals
(RFP) to solicit competitive bids for its future electric generating capacity resources. The short-term RFP could provide options for up to 675 megawatts of capacity with terms of 1 to 4 years. The long-term RFP solicits bids to provide up to 300 megawatts of purchased power to be available beginning in 1998 or 1999, for contract periods of between 5 and 20 years in duration. The Company has evaluated a total of 16 proposals received for both the short-term RFP and the long-term RFP and has begun negotiation with the bidders with the best proposals. Contracts are expected to be awarded in May 1996.

Capital Requirements

         Projected capital expenditures, excluding costs related to portions of the Catawba Nuclear Station owned by the other Catawba joint owners, for the years set forth below, as now scheduled, are as follows (in millions):


                                                1996         1997        1998        1999        2000        Total

Duke Power - Electric
   Generation. . . . . . . . . . . . .     $     193    $     210   $     124   $     115   $     132    $     774
   Transmission. . . . . . . . . . . .            40           41          42          42          42          207
   Distribution. . . . . . . . . . . .           199          198         199         200         201          997
   Other. . . . . . . . . . . . . . . .           72           64          65          60          60          321
   Nuclear Fuel. . . . . . . . . . . .           120          136         116         164         125          661

        Total Duke Power - Electric. . .         624          649         546         581         560        2,960
Associated Enterprises Group. . . . .            226          194         178         206         219        1,023

Total Company. . . . . . . . . . . . .     $     850    $     843   $     724   $     787   $     779    $   3,983



         The Company's procedures for estimating capital expenditures for Duke Power - Electric (which include allowance for funds used during construction) utilize, among other things, past construction experience, current construction costs, allowances for inflation and the Company's business plan. These projections are subject to periodic review and revisions. Actual construction and nuclear fuel costs and capital expenditures incurred may vary from such estimates. Cost variances for Duke Power - Electric are due to various factors, including revised load estimates, environmental matters and cost and availability of capital. Projections of the AEG capital expenditures are subject to periodic review and revision and may vary significantly as the business plans of AEG evolve to meet the opportunity presented by its markets.

        The Company has substantially completed construction of a combustion turbine facility in Lincoln County, North Carolina to provide capacity at periods of peak demand. The Lincoln Combustion Turbine Station consists of 16 combustion turbines with a total generating capacity of 1,200 megawatts. The estimated total cost of the project is approximately $400 million. Twelve of the 16 units were placed into commercial operation in 1995, and as of March 1, 1996, the final four units were placed into commercial operation. During 1991, the NCUC granted the Certificate of Public Convenience and Necessity and the North Carolina Division of Environmental Management issued a final air permit for the facility. All appeals related to the issuance of the final air permit were resolved in 1995.

Joint Ownership Of Generating Facilities

         In order to reduce its need for external financing, the Company, through several transactions beginning in 1978, sold an 87 1/2 percent undivided interest in the Catawba Nuclear Station to the other Catawba joint owners.

         These transactions contemplate that the Company will operate the facility, interconnect its transmission system, wheel a certain portion of the capacity and energy of such facility to the respective participants, provide back-up services for such capacity, buy for its own use (whether or not the facility is generating electricity) that portion of the capacity not then contractually required by the respective participants, and provide supplemental power as required by the purchasers to enable them to provide service on a firm basis. The transactions also include a reliability exchange between the Catawba Nuclear Station and the McGuire Nuclear Station of the Company, which provides for an exchange of 50 percent of each other Catawba joint owner's retained capacity from its ownership interest in the Catawba units for like amounts of capability and output from units of the McGuire Nuclear Station. The implementation of the reliability exchange has not had, nor does the Company anticipate that such implementation will have, a material effect on earnings. (See Note 3, "Notes to Consolidated Financial Statements.")

         The Company and North Carolina Municipal Power Agency Number 1 (NCMPA) and Piedmont Municipal Power Agency (PMPA), two of the four other joint owners of the Catawba Nuclear Station, entered into a settlement in September 1995 which resolved outstanding issues related to how certain calculations affecting bills under the Catawba joint ownership contractual agreements should be performed. The settlement was approved by the NCUC on January 16, 1996 and the PSCSC on January 23, 1996. As part of the settlement, the Company agreed to purchase additional megawatts (MW) of Catawba capacity during the period 1996 through 1999 and remove certain restrictions related to sales of surplus energy by these two joint owners. The additional capacity purchases are 215 MW in 1996, 165 MW in 1997, 120 MW in 1998 and 100 MW in 1999. The Company expects to recover the costs associated with this settlement as part of the purchased capacity levelization, consistent with prior orders of the retail regulatory commissions. Therefore, the Company believes these matters should not have a material adverse effect on the results of operations or financial position of the Company.

         The Company and all four of the other joint owners of the Catawba Nuclear Station entered into settlement agreements in 1994 which resolved all issues in contention in arbitration proceedings related to the Catawba joint ownership contractual agreements. The basic contention in each proceeding was that certain calculations affecting bills under these agreements should be performed differently. These items are covered by the agreements between the Company and the other Catawba joint owners which have been previously approved by the Company's retail regulatory commissions. (For additional information on Catawba joint ownership, see Note 3, "Notes to Consolidated Financial Statements.") In 1994, the Company settled its cumulative net obligation through 1993 of approximately $205 million related to these settlement agreements.
Billings for 1994 and later years will conform to the settlement agreements, which have been approved by the Company's retail regulatory commissions. Because the Company expects the costs associated with these settlements to be recovered as part of the purchased capacity levelization, which has been approved by the Company's retail regulatory commissions, the Company included approximately $205 million as an increase to "Purchased capacity costs" on its Consolidated Balance Sheets in 1994. Therefore, the Company believes these matters should not have a material adverse effect on the results of operations or financial position of the Company.

Fuel Supply

         The Company presently relies principally on nuclear fuel and coal for the generation of electric energy. The Company's reliance on oil and gas is minimal and will remain minimal even with the addition of the Lincoln Combustion Turbine Station, which is designed to operate on either natural gas or oil.

         Information regarding the utilization of sources of power and cost of fuels is set forth in the following table:


                                                              Generation by Source         Cost of Fuel per Net KWH Generated
                                                                                                        (Cents)

                                                             Year Ended December 31              Year Ended December 31

                                                             1995       1994        1993         1995        1994         1993

Coal. . . . . . . . . . . . . . . . . . . . . . . . .        43.7%       46.9%      48.6%        1.56        1.54         1.61
Nuclear (1) . . . . . . . . . . . . . . . . . . . . .        53.7%       51.0%      49.1%        0.57        0.56         0.53
Oil and gas . . . . . . . . . . . . . . . . . . . . .         --         --          --          --          --           --
All Fuels (cost based on weighted average) (1) . .           97.4%       97.9%      97.7%        1.03        1.03         1.07
Hydroelectric (2)  . . . . . . . . . . . . . . . . . .        2.6%        2.1%       2.3%

                                                            100.0%      100.0%     100.0%



(1) Statistics related to nuclear generation and all fuels reflect the Company's 12.5% ownership in the Catawba Nuclear Station.

(2) Generating figures are net of that output required to replenish pumped storage units during off-peak periods and do not include NP&L.

         Coal. The Company obtains a large amount of its coal under long-term supply contracts with mining operators utilizing both underground and surface mining. The Company has on hand an adequate supply of coal. The Company's long-term supply contracts, all of which have price adjustment provisions, have expiration dates ranging from 1996 to 2003. The Company believes that it will be able to renew such contracts as they expire or to enter into similar contractual arrangements with other coal suppliers for quantities and qualities of coal required. The coal covered by the Company's long-term supply contracts is produced from mines located in eastern Kentucky, southern West Virginia and southwestern Virginia. The Company's requirements not met by long-term supply contracts have been and will be fulfilled with spot market purchases. The average sulfur content of coal being purchased by the Company is approximately 1 percent. Such coal satisfies the current emission limitation for sulfur dioxide for existing facilities. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- The Clean Air Act Amendments of 1990.")

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


                                               Uranium          Conversion           Enrichment         Fabrication
              Nuclear Station                  Material          Service              Service             Service

Oconee . . . . . . . . . . . . . . . . . .       1997              1998                 2000               2006
McGuire . . . . . . . . . . . . . . . . .        1997              1998                 2000               2009
Catawba . . . . . . . . . . . . . . . . .        1997              1998                 2000               2009


         Uranium material requirements will be met through various supplier contracts, with uranium material produced primarily in the U.S. and Canada. The Company believes that it will be able to renew contracts as they expire or to enter into similar contractual arrangements with other nuclear fuel materials and services suppliers. Requirements not met by long-term supply contracts have been and will be fulfilled with uranium spot market purchases.

         The Department of Energy (DOE) recently requested Expressions of Interest (EOI) to facilitate in the disposal of plutonium. The Company and Commonwealth Edison, along with the other joint owners of the Catawba

Nuclear Station, responded to the EOI in early 1996. As this project is in its early developmental stage, management cannot predict the outcome of this process. However, the Company believes these matters should not have a material effect on the results of operations or financial position of the Company.

         The Nuclear Waste Policy Act of 1982 requires that the DOE begin disposing of spent fuel no later than January 31, 1998. The Company has entered into the required contracts with the DOE for the disposal of nuclear fuel and began making payments in July 1983 for disposal costs of fuel currently being utilized. These payments, combined with a one-time payment for disposal costs of fuel consumed prior to April 7, 1983, have totaled about $510 million through 1995 related to the Company's ownership interest in nuclear plants. In December 1995, the DOE released a report which indicated that it expects a facility for spent fuel disposal will not be available until the year 2015. The DOE continues to pursue a centralized interim storage facility, with a target operation date of 1998, for earlier acceptance of spent fuel from utilities. The Company believes that it will be able to provide adequate on-system storage capacity until such time as the DOE begins receiving spent fuel.

Regulation

         The Company is subject to the jurisdiction of the NCUC and the PSCSC which, among other things, must approve the issuance of securities. The Company also is subject, as to some phases of its business, to the jurisdiction of the FERC, the Environmental Protection Agency (EPA) and state environmental agencies and to the jurisdiction of the Nuclear Regulatory Commission (NRC) as to design, construction and operation of its nuclear power facilities. The Company is exempt from regulation as a holding company under the Public Utility Holding Company Act of 1935, except with respect to the acquisition of the securities of other public utilities.

         Environmental Matters. The Company is subject to federal, state, and local regulations with regard to air and water quality, hazardous and solid waste disposal, and other environmental matters. North Carolina has enacted a declaration of environmental policy requiring all state agencies to administer their responsibilities in accordance with such policy. The NCUC has adopted rules requiring consideration of environmental effects in determining whether certificates of public convenience and necessity will be granted for proposed generation facilities. South Carolina law also requires consideration by the PSCSC of environmental effects in determining whether certificates of public convenience and necessity will be granted for proposed major utility facilities, which include certain generation and transmission facilities. All of the Company's facilities which are currently under construction have been designed to comply with presently applicable environmental regulations. Such compliance has, however, increased the cost of electric service by requiring changes in the design and operation of existing facilities, as well as changes or delays in the design, construction and operation of new facilities. In 1995, the Company's construction costs for environmental protection totaled approximately $52 million, while the on-going environmental operation costs were approximately $25 million. The Company's 1996-2000 construction program includes costs for environmental protection which are estimated to be approximately $40 million, including $9.8 million in 1996, $4.1 million in 1997, $7.4 million in 1998, $9.7 million in 1999 and $9.4 million in 2000. These costs include expenditures associated with the Clean Air Act Amendments of 1990. However, governmental regulations establishing environmental protection standards are continually evolving and have not, in some cases, been fully established. These projections are subject to periodic review and revisions. Actual construction costs and capital expenditures incurred may vary from such estimates. Cost variances are due to various factors, including cost and availability of capital.

         AIR QUALITY. See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- The Clean Air Act Amendments of 1990" for a discussion of the Company's plans for compliance with federal clean air standards.

         WATER QUALITY. The Federal Water Pollution Control Act Amendments of 1987 (referred to herein as the "Clean Water Act") require permits for facilities that discharge into waters. The Company holds numerous such permits, which are issued periodically. The issuance of such permits is delegated by the EPA to state agencies in North and South Carolina. The Clean Water Act has been scheduled for review and reauthorization by Congress since 1994, but no legislation has been enacted. Until Congress acts upon the reauthorization, management will be unable to assess what effect, if any, such reauthorization will have on the Company's operations.

         OTHER ENVIRONMENTAL REGULATIONS. Contingencies associated with environmental matters are principally related to possible obligations to remove or mitigate the effects on the environment resulting from the disposal of certain substances at contamination sites.

         The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as "Superfund", requires any individual or entity which may have owned or operated a contaminated site, as well as transporters or generators of hazardous wastes which were sent to such site, to assume joint and several responsibility for remediation of the site. Such parties are known as "potentially responsible parties" (PRPs). Some contamination sites are remediated pursuant to state acts which are similar to CERCLA. The Company has participated in site remediation activities in the past as a PRP at Superfund sites or similar state sites in the Charlotte area, near Chester, S.C., and in Pennsylvania and West Virginia. The Company's involvement in one Superfund site and one state site was resolved in early 1996. The Company is currently participating in PRP groups with regard to Superfund sites in Concord, North Carolina and Lenoir, North Carolina. While the total cost of remediation at these federal and state contamination sites may be substantial, the Company shares probable liability with other PRPs, many of which have substantial assets. Management is of the opinion that resolution of these matters will not have a material adverse effect on the results of operations or financial position of the Company.

         Other contamination sites in which the Company is involved arise from the operation of manufactured gas plant (MGP) sites, which were commonplace in the Carolinas until the 1950s. Some such sites are still owned by the Company, and others are now owned by third parties. In North Carolina, the Company is participating in a state-sponsored program to investigate and, where appropriate, remediate MGP sites. In South Carolina, the Company is in the process of remediating an MGP site in Greenville. Management is of the opinion that resolution of these matters will not have a material adverse effect on the results of operations or financial position of the Company.

         CERCLA has been scheduled for review and reauthorization by Congress since 1994, but has not been examined outside of the legislative committee structure. Until CERCLA reform occurs, management will be unable to assess what effect, if any, such reauthorization will have on the Company's operations.

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

         Stress corrosion cracking (SCC) has occurred in the steam generators of Units 1 and 2 at the McGuire Nuclear Station and Unit 1 at the Catawba Nuclear Station. Catawba Unit 2, which has certain design differences and came into service at a later date, has not yet shown the degree of SCC which has occurred in McGuire Units 1 and 2 and Catawba Unit 1. It is, however, too early in the life of Catawba Unit 2 to determine the extent to which SCC may be a problem. Although the Company has taken steps to mitigate the effects of SCC, the inherent potential for future SCC in the McGuire and Catawba steam generators still exists. The Company is planning for the replacement of steam generators at three units that have experienced SCC and has signed an agreement with Babcock & Wilcox International to purchase replacement steam generators. The current schedule for completion of the effort is as follows: Catawba Unit 1 -- 1996, McGuire Unit 1 -- 1997 and McGuire Unit 2 -- 1997. The order of replacement is subject to change based on operational and project circumstances. The Catawba Unit 2 steam generators have not been scheduled for replacement. Steam generator replacement at each unit is expected to take approximately four months and cost approximately $170 million per unit, excluding the cost of replacement power and the reimbursement of applicable costs by the other Catawba joint owners for Catawba Unit 1. The $170 million per unit cost estimate includes the cost of removal of steam generators being replaced. Stress corrosion problems are excluded under the Company's nuclear insurance policies.

         The Company, in connection with its McGuire and Catawba stations and on behalf of the other joint owners, began a legal action in 1990, alleging that Westinghouse Electric Corporation knowingly supplied to the McGuire and Catawba Stations steam generators that were defective in design, workmanship and materials, requiring replacement well short of their stated design life. The lawsuit was settled in 1994. While the court order does not allow disclosure of the terms of the settlement, the Company believes the litigation was settled on terms that provided satisfactory consideration to the Company and will not have a material effect on the results of operations or financial position of the Company.

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

         The NRC issued a rulemaking in 1988 which requires an external mechanism to fund the estimated cost to decommission certain components of a nuclear unit subject to radioactive contamination. In addition to the required external funding, the Company maintains an internal reserve to provide for decommissioning costs of plant components not subject to radioactive contamination. During 1995, the Company expensed approximately $56 million, which was contributed to the external funds and accrued an additional $1 million to the internal reserve. The balance of the external funds as of December 31, 1995, was $273 million. The balance of the internal reserve as of December 31, 1995, was $206 million and is reflected in accumulated depreciation and amortization on the Consolidated Balance Sheets. Management's opinion is that the decommissioning costs being recovered through rates, when coupled with assumed after-tax fund earnings of 5.5 percent to 5.9 percent, are currently sufficient to provide for the cost of decommissioning.

         A provision in the Energy Policy Act of 1992 established a fund for the decontamination and decommissioning of the DOE's uranium enrichment plants. Licensees are subject to an annual assessment for 15 years based on their pro rata share of past enrichment services. The annual assessment is recorded as fuel expense. The Company paid approximately $9.2 million during 1995 and $35.6 million cumulatively related to its ownership interest in nuclear plants. The Company has reflected the remaining liability and regulatory asset of approximately $101 million in the Consolidated Balance Sheets at December 31, 1995.

         Nuclear Insurance. For a discussion of the Company's nuclear insurance coverage, see "Note 13, Notes to Consolidated Financial Statements, Commitments and Contingencies -- Nuclear Insurance."

         Hydroelectric Licenses. The principal hydroelectric projects of the Company are licensed by FERC under Part I of the Federal Power Act. Eleven developments on the Catawba-Wateree River in North Carolina and South Carolina, with a nameplate rating of approximately 805 MW, are licensed for a term expiring in 2008. The Company also holds a license for the Keowee-Toxaway Project for a term expiring in 2016, covering the Keowee Hydro Station and the Jocassee Pumped Storage Station for a combined total of approximately 770 MW, on the upper tributaries of the Savannah River in northwestern South Carolina. Additionally, the Company is the licensee through 2027 for the Bad Creek Hydroelectric Station which uses Lake Jocassee as its lower reservoir and has a nameplate rating of 1,065 MW. NP&L holds licenses for 11 hydroelectric projects with a nameplate rating of 100 MW with license terms expiring 2001-2006. The Federal Power Act provides, among other things, that, upon the expiration of any license issued thereunder, the United States may (a) grant a new license to the licensee for the project, (b) take over the project upon payment to the licensee of its "net investment" in the project (but not in excess of the fair value thereof) plus severance damages, or (c) grant a license for the project to a new licensee subject to payment to the former licensee of the amount specified in
(b) above.

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

         The Energy Policy Act of 1992 (EPACT) is a major driver towards a more competitive market for wholesale sales of power. EPACT reformed provisions of the Public Utility Holding Company Act of 1935 (PUHCA) and Part II of the Federal Power Act to remove certain barriers to competition for the supply of electricity. For example, EPACT allows utilities to develop independent electric generating plants in the United States for sales to wholesale customers, as well as to contract for utility projects internationally, without becoming subject to regulation under PUHCA as an electric utility holding company. In addition, EPACT permits the FERC to order transmission access for third parties to transmission facilities owned by another entity so that independent suppliers can sell at wholesale to customers wherever located. It does not, however, permit the FERC to issue an order requiring transmission access to retail customers.

         The FERC, responsible in large measure for implementation of the EPACT, has moved vigorously to implement its mandate, interpreting the statute broadly in issuing orders for third-party transmission service and issuing a number of rules of general applicability. The FERC, in late March of 1995, issued a Notice of Proposed Rulemaking (the "NOPR") in which it announced its intent to impose a final rule, applicable to all electric utilities subject to its jurisdiction, which will require all such utilities to adopt open-access transmission tariffs containing identical terms and conditions. The FERC should issue its final rule in 1996.

         Open transmission access for wholesale customers as contemplated by the FERC's NOPR would provide energy suppliers, including the Company, with opportunities to sell and deliver capacity and energy at market-based prices. Engaging in such transactions could result in improved utilization of the Company's existing assets. In addition, such access would provide another supply option through which the Company can buy capacity and energy at attractive rates, influencing its competitive price position. However, sales to existing wholesale customers of the Company could be impacted by open access as contemplated by the NOPR either due to competitive pressure on the wholesale price of electricity, or the potential loss of sales as wholesale customers seek other options to meet their capacity and energy requirements at market-based prices. Wholesale sales, excluding transactions with other utilities, represented approximately 6.7 percent of the Company's total kilowatt-hour sales in 1995. Supplemental sales to the other joint owners of the Catawba Nuclear Station comprised the majority of such sales. Such supplemental sales will be declining in 1996 as a result of the retention of significantly larger portions of ownership entitlement by the other joint owners. (For additional information on Catawba joint ownership, see Note 3 to the Consolidated Financial Statements.)

         In early 1995, prior to issuance of the FERC's NOPR, the Company and certain of its affiliates filed three applications with the FERC, all of which are designed to enable effective participation in the competitive environment of the changing electric utility industry. Duke Power filed an application for permission to sell at market-based rates up to 2,500 megawatts of capacity and energy from its own assets. Two of the Company's affiliates, Duke Energy Marketing Corporation (DEMC) and Duke/Louis Dreyfus L.L.C. (D/LD), filed applications with the FERC to become power marketers. All of the applications were supported by transmission tariffs which establish the rates, terms and conditions for transmission service to third parties on the Company's transmission system.

         Late in 1995, the FERC granted the applications of Duke, DEMC, and D/LD; accepted Duke's transmission tariffs; and ordered a hearing on the rates to be charged for service under those tariffs. The terms and conditions of service are subject to the outcome of the FERC's final rule, and the rates are subject to the outcome of hearings before the FERC.

         Wheeling of third party energy to a retail customer is not generally allowed in the Company's service territory. However, there are discussions and events at the national level and within certain states regarding retail competition which could result in changes in the industry.

         Currently, the electric utility industry is predominantly regulated on a basis designed to recover the cost of providing electric power to its retail and wholesale customers. If cost-based regulation were to be discontinued in the industry for any reason, including competitive pressure on the cost-based price of electricity, profits could be reduced and utilities might be required to reduce their recorded asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require affected utilities to write off their associated regulatory assets. The regulatory assets of the Company are classified as "Deferred debits" on the Consolidated Balance Sheets. Substantially all of the "Deferred debits" are regulatory assets. Management cannot predict the potential impact, if any, of these competitive forces on the Company's future financial position and results of operations. However, the Company continues to position itself to effectively meet these challenges by maintaining prices that are locally, regionally and nationally competitive.

Subsidiaries And Diversified Activities

         The Company continues to aggressively pursue both domestic and international diversified business opportunities that are synergistic with the Company's core business to provide additional value to the Company's shareholders. Although these opportunities are primarily concentrated in areas that utilize the Company's expertise, they present different and potentially greater risks than does the Company's core business. The Company only pursues opportunities in which the expected returns are commensurate with the risks and makes efforts to mitigate such risks. The Company undertakes a continuous evaluation of the various lines of business it may enter or exit, with the objectives of enhancing shareholder value and managing any associated risk. (See "Subsidiaries and Diversified Activities Highlights".)

Major subsidiaries and diversified  activities  include the following:

         Crescent Resources, Inc. (Crescent) pursues both residential and commercial real estate development, in addition to providing forest management activities focused on growing trees suitable for use in the construction, furniture and paper industries. At December 31, 1995, Crescent owned approximately 2,398,000 square feet of office, retail and warehouse space and had approximately 400,000 square feet of commercial properties under construction. Additionally, Crescent had approximately 250,000 acres of land under its management at year end.

         Duke Energy Group, Inc. (Duke Energy) develops, owns and manages electric power facilities in the United States and abroad. Duke Energy also markets electric power and natural gas through a joint venture with Louis
Dreyfus Electric Power. Domestically, Duke Energy concentrates on advanced fossil-fueled generation including pulverized coal, circulating fluidized bed, coal gasification and natural gas technologies. Internationally, Duke Energy pursues advanced coal-fueled, hydroelectric and gas-fueled generation as well as transmission projects. Duke Energy has equity interests in two U.S. electric generation facilities and four international projects.

         Nantahala Power and Light Company (NP&L) is a franchised electric utility which operates 11 hydroelectric plants with a total capacity of 100 megawatts. NP&L has approximately 53,000 customers in western North Carolina. NP&L sold 949,000 MWH in 1995 compared to 907,000 MWH in 1994, excluding sales to Duke Power.

         Other Business Units include Church Street Capital Corp., which manages investment funds and provides equity funding and credit enhancements for its subsidiaries; Duke Engineering & Services, Inc., which markets engineering, construction, quality assurance, consulting and other engineering-related services for facilities other than coal-fired generating plants, both nationally and internationally; Duke/Fluor Daniel, a joint venture with Fluor Daniel, Inc., which provides engineering, construction and support of operating and maintenance activities, primarily for coal-fired generating plants, both nationally and internationally; Duke Merchandising, which sells and services quality electric appliances and electronics; DukeNet Communications, Inc., which develops and manages communications systems; and Duke Water Operations, which provides franchised water services for Anderson, South Carolina and Rutherfordton, North Carolina.

Employees

         At December 31, 1995, the Company had 17,121 full-time employees, which included 1,355 full-time employees of subsidiaries and diversified activities. About 1,950 electrical operating employees are represented by the International Brotherhood of Electrical Workers (IBEW). During the last quarter of 1995, the Company reached new labor agreements with the IBEW for one year terms.

         The number of full-time employees has decreased to the 1995 year-end level from 19,945 at year-end 1990. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Resource Optimization.")

Subsequent Event

         The Company's Board of Directors has authorized the implementation of a program to repurchase up to $1 billion of the Company's Common Stock from time to time over the next five years. The repurchases will be made either on the open market (in accordance with applicable regulations) or through privately negotiated transactions. The Board's authorization provides flexibility for the Company's management to undertake the repurchase program at its discretion, and does not establish a target stock price or timetable for repurchases. The timing and amount of repurchases will be determined by cash available to the Company for such purpose and by the availability of alternative investment opportunities.

(A Map of North Carolina and South Carolina appears here showing Duke Power's service area. The legend is as follows:)

LEGEND
(star)REGION OFFICE
(circle) FOSSIL-FUELED STATION
(triangle) HYDROELECTRIC STATION
(square) NUCLEAR  ELECTRIC STATION
(open box) NANTAHALA POWER AND LIGHT

                           DUKE POWER COMPANY
                          OPERATING STATISTICS



                                                                                Year ended December 31
                                                       1995            1994              1993             1992            1991
Sources of Electric Energy (d)
  Millions of kilowatt-hours:
    Generated--net output:
     Coal.............................................    32,389            32,714           34,097           28,999          26,455
     Nuclear (a)......................................    39,836            35,587           34,390           33,925          37,048
     Hydro (b)........................................     1,685             1,460            1,582            1,834           1,545
     Oil and gas (c)..................................       255                35               43                5               7
        Total generation..............................    74,165            69,796           70,112           64,763          65,055
    Purchased power and net interchange...............     1,175             1,276            1,750            1,403             587
        Total output..................................    75,340            71,072           71,862           66,166          65,642
    Plus: Purchases from other Catawba joint owners...     6,070             9,046            8,810            9,466           8,525
        Total sources of energy.......................    81,410            80,118           80,672           75,632          74,167
    Line loss and company usage.......................     4,673             4,555            4,614            4,590           4,280
        Total kilowatt-hour sales.....................    76,737            75,563           76,058           71,042          69,887
Average cost per ton of coal burned................... $   41.72        $    40.68    $      42.21        $    43.47     $     45.21
Electric Energy Sales (d)
  Millions of kilowatt-hours:
    Residential.......................................    19,669            18,870          19,465           17,789           17,918
    General service...................................    18,160            17,289          16,904           15,818           15,586
    Industrial
      Textile.........................................    12,151            12,285          11,954           11,685           11,315
      Other...........................................    17,631            17,005          16,244           15,356           14,955
    Other energy and wholesale (e)....................     8,330            10,274          11,337           10,360           10,132
        Total kilowatt-hour sales billed..............    75,941            75,723          75,904           71,008           69,906
    Unbilled kilowatt-hour sales......................       796              (160)            154               34             (19)
        Total kilowatt-hour sales.....................    76,737            75,563          76,058           71,042           69,887
Electric Revenue (d)
  Thousands of dollars:
    Residential.......................................$1,441,362        $1,379,740      $1,424,173        $1,312,227      $1,272,322
    General service................................... 1,076,791         1,031,061       1,014,124           964,853         921,337
    Industrial
      Textile.........................................   494,066           498,190         487,576           482,172         475,191
      Other...........................................   766,750           745,154         726,399           696,413         668,765
    Other energy and wholesale (e)....................   461,367           540,256         476,862           460,849         441,777
    Other electric revenue............................   182,102            84,928         152,742            44,970          37,568
        Total electric revenues.......................$4,422,438        $4,279,329      $4,281,876        $3,961,484      $3,816,960
Number of Customers--end of year (d)
    Residential....................................... 1,526,323         1,493,166       1,460,876         1,439,845       1,415,605
    General service (f)...............................   246,276           239,355         232,272           227,675         222,917
    Industrial
      Textile.........................................     1,390             1,422           1,396             1,390           1,385
      Other...........................................     7,320             7,320           7,338             7,314           7,255
    Other energy and wholesale........................     8,470             8,187           7,957             7,773           7,605
        Total customers............................... 1,789,779         1,749,450       1,709,839         1,683,997       1,654,767
Residential Customer Statistics (d)
    Average number for the year....................... 1,514,434         1,483,497       1,455,609         1,431,403       1,409,775
    Average annual use--KWH...........................    12,988            12,720          13,372            12,427          12,710
    Average annual billing............................$   951.75         $  930.06      $   978.40        $   916.74      $   902.50
Average annual billed revenue per KWH (d)
  Cents:
    Residential.......................................      7.33              7.31            7.32              7.38            7.10
    General service...................................      5.93              5.96            6.00              6.10            5.91
    Industrial........................................      4.23              4.24            4.31              4.36            4.35
    Other energy and wholesale (e)....................      5.54              5.26            4.21              4.45            4.36

(a)      Includes 12.5% of Catawba generation.

(b) 1991 includes KWH of the Bad Creek Hydroelectric Station prior to commercial operation.

(c) 1995 includes KWH of the Lincoln Combustion Turbine Station prior to commercial operation.

(d)      Does not include operating statistics of NP&L.

(e)      Includes sales to NP&L.

(f)      1991 restated to eliminate certain duplicate customers.


EXECUTIVE OFFICERS OF THE COMPANY

         WILLIAM  H.  GRIGG,  63,  Chairman  of the Board  and  Chief  Executive
Officer. Mr. Grigg served as Chairman of the Board, President and Chief Executive Officer, effective April 28, 1994, until July 27, 1994 when he assumed his present position. He served as Vice Chairman of the Board beginning in 1991, and Executive Vice President, Customer Group, beginning in 1988.

         STEVE C. GRIFFITH, JR., 62, Vice Chairman of the Board and General Counsel. Mr. Griffith served as Executive Vice President and General Counsel from 1991 until he assumed his present position in July 1994. He served as Senior Vice President and General Counsel from 1982 until 1991.

         RICHARD B. PRIORY, 49, President and Chief Operating Officer. Mr. Priory served as Executive Vice President, Power Generation Group, from 1991 until he assumed his present position in July 1994. He was Senior Vice President, Generation and Information Services, from 1988 to 1991.

         WILLIAM A. COLEY, 52, President, Associated Enterprises Group. Mr. Coley was named Senior Vice President, Power Delivery, in 1988; Senior Vice President, Customer Group, in 1990; and Executive Vice President, Customer Group, in 1991. He was named to his present position in July 1994.

         RICHARD J. OSBORNE, 44, Senior Vice President and Chief Financial Officer. Prior to assuming his current position in July 1994, Mr. Osborne served as Vice President and Chief Financial Officer beginning in 1991 and Vice President, Finance, from 1988 to 1991.

         JEFFREY L. BOYER, 39, Controller. Mr. Boyer served as Director of Corporate Accounting for more than five years prior to assuming his present position in July 1994.

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

ITEM 2. Properties.

     At December 31, 1995, the Company operated three nuclear generating stations, eight coal-fired stations and twenty-seven hydroelectric stations, all of which are located in North Carolina or South Carolina.

The following is a list of the major generating stations owned by the Company at December 31, 1995:


           FACILITY                  ENERGY SOURCE            NET MW
--------------------------------------------------------  ----------------

Oconee                          Nuclear                             2,538
McGuire                         Nuclear                             2,258
Catawba(a)                      Nuclear                               282
Belews Creek                    Coal                                2,240
Marshall                        Coal                                2,090
Allen                           Coal                                1,140
Cliffside                       Coal                                  760
Others                          Coal                                1,469
Bad Creek                       Hydroelectric                       1,065
Jocassee                        Hydroelectric                         610
Others                          Hydroelectric                       1,007
Combustion turbines (b)         Oil and gas                         1,484


(a)      Represents Duke's 12.5% ownership share in Catawba Nuclear Station.

(b) Includes 900 MW of the Lincoln Combustion Turbine Station which were in commercial operation as of December 31, 1995.


         The Company has substantially completed the construction of the Lincoln Combustion Turbine Station, a 16-turbine facility designed to provide capacity at periods of peak demand. The station has a total generating capacity of 1,200 megawatts. Twelve of the 16 units were placed into commercial operation in 1995, and as of March 1, 1996, the final four units were placed into commercial operation. The facility is designed to operate on either natural gas or oil.

         In addition to the electric generating plants described above, the Company owned, as of December 31, 1995, approximately 8,300 conductor miles of transmission lines and approximately 73,500 conductor miles of distribution lines. As of such date, the Company's transmission and distribution systems comprised approximately 1,600 substations with an installed transformer capacity of approximately 84,200,000 kVA.

         NP&L's generation facilities consist of eleven hydroelectric plants with an aggregate nameplate capacity of approximately 100 MW. The transmission backbone of the system is a 161 kV line from Santeetlah to substations at Robbinsville, Nantahala Plant, Oak Grove, Webster and Thorpe Plant.

       The map found at the end of Item 1 shows the location of the Company's and NP&L's service area and generating stations.

         Substantially all electric plant is mortgaged under the Indenture relating to the First and Refunding Mortgage Bonds of the Company.

         For additional information concerning the properties of the Company, see "Business -- Energy Requirements and Capability."

ITEM 3. Legal Proceedings.

         Reference is made to "Business -- Regulation", "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Commitments and Contingencies" and "Note 13, Notes to Consolidated Financial Statements, Commitments and Contingencies -- Other".

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

         No matters were submitted to a vote of the Company's security holders during the last quarter of 1995.


                                    PART II.

ITEM 5.  Market  For The  Registrant's  Common  Equity And  Related  Stockholder
Matters.

         The Common Stock of the Company is traded on the New York Stock Exchange. At December 31, 1995, there were approximately 129,265 holders of shares of such Common Stock.

         The following table sets forth for the periods indicated the dividends paid per share of Common Stock and the high and low sales prices of such shares reported by the New York Stock Exchange Composite Transactions:



                                                                      Stock Price
                                       Dividends                         Range
                                          Per
           Common Stock                  Share               High                     Low

1995 By Quarter
      Fourth. . . . . . . . . . .             $0.51                 $47 7/8                 $43 1/8
      Third . . . . . . . . . . . .            0.51                  43 3/4                  40
      Second . . . . . . . . . . .             0.49                  42 3/4                  38 1/4
      First . . . . . . . . . . .              0.49                  40 3/4                  37 3/8
1994 By Quarter
      Fourth. . . . . . . . . . .             $0.49                 $42 1/8                 $38
      Third . . . . . . . . . . . .            0.49                  39 7/8                  35 1/2
      Second . . . . . . . . . . .             0.47                  37                      32 7/8
      First . . . . . . . . . . .              0.47                  43                      35 3/4

ITEM 6.
                                                   SELECTED FINANCIAL DATA


                                                   1995             1994              1993               1992             1991

Condensed consolidated statements of income
    (thousands)
    Operating revenues . . . . . . . . . .  $        4,676,684   $   4,488,913   $      4,466,233  $       4,122,503 $    3,962,605
    Operating expenses . . . . . . . . . .           3,327,633       3,309,087          3,258,422          3,087,422      2,968,239
    Operating income . . . . . . . . . . .           1,349,051       1,179,826          1,207,811          1,035,081        994,366
    Interest expense and other income . .            (168,072)       (143,931)          (171,419)          (223,028)       (117,725)
    Income before income taxes . . . . . .           1,180,979       1,035,895          1,036,392           812,053         876,641
    Income taxes . . . . . . . . . . . . .             466,441         397,019            409,977           303,970         293,018
    Net income . . . . . . . . . . . . . .             714,538         638,876            626,415           508,083         583,623
    Dividends on preferred and preference
        stock . . . . . . . . . . . . . .               48,903          49,724             52,429            56,407          54,683
    Earnings for common stock . . . . . .   $          665,635   $     589,152   $        573,986  $        451,676  $      528,940
Common stock data
    Shares of common stock
        year-end (thousands) . . . . . . .             204,859          204,859           204,859           204,859         204,699
        average (thousands) . . . . . . .              204,859          204,859           204,859           204,819         203,431
    Per share of common stock
        Earnings . . . . . . . . . . . . .  $             3.25   $         2.88  $           2.80  $           2.21  $         2.60
        Dividends . . . . . . . . . . . .   $             2.00   $         1.92  $           1.84  $           1.76  $         1.68
        Book value -- year-end . . . . . .  $            23.36   $        22.13  $          21.17  $          20.26  $        19.86
        Market price -- high-low . . . . .  $  47 7/8 - 37 3/8   $  43 - 32 7/8  $44 7/8 - 35 3/8  $37 1/2 - 31 3/8  $   35 - 26 3/4
                     -- year-end . . . . .  $           47 3/8   $       38 1/8  $         42 3/8  $         36 1/8  $        35

Balance sheet data
    (thousands)
    Total assets. . . . . . . . . . . . .   $       13,358,484   $  12,862,228   $     12,293,605  $     11,012,795  $   10,617,552
    Long-term debt . . . . . . . . . . . .  $        3,711,405   $   3,567,122   $      3,285,397  $      3,288,111  $    3,235,492
    Preferred stock with sinking fund
        requirements . . . . . . . . . . .  $          234,000   $     279,500   $        281,000  $        279,519  $      228,650


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.





                              RESULTS OF OPERATIONS

                             EARNINGS AND DIVIDENDS

Earnings per share increased 13 percent from $2.88 in 1994 to $3.25 in 1995. The increase was primarily due to increased kilowatt-hour sales to weather sensitive classes.
     Earnings per share increased from $2.80 in 1993 to $3.25 in 1995, indicating an average annual growth rate of 8 percent. Total Company earned return on average common equity was 14.3 percent in 1995 compared to 13.3 percent in 1994 and 13.6 percent in 1993.
     The Company continued its practice of annually increasing the common stock dividend. Common dividends per share increased at an average annual rate of 4 percent from $1.84 in 1993 to $2.00 in 1995. Indicated annual dividends per share increased to $2.04.

                               REVENUES AND SALES
Operating revenues increased at an average annual rate of 2 percent from 1993 to 1995, primarily because of increased retail kilowatt-hour sales to weather sensitive classes and growth in the general service and industrial customer classes. As discussed below, increased retail sales were partially offset by decreased sales to wholesale customers. Revenues from subsidiaries and diversified operations contributed $73 million to the increase in revenues over the three-year period, primarily from increased developed lot and land sales and engineering services and construction fees.
     Wholesale revenues declined in 1995 and are expected to decline again in 1996 as a result of the retention of significantly larger portions of ownership entitlement by the other joint owners of the Catawba Nuclear Station. This increased retention reduces the joint owners' supplemental requirements supplied by the Company. The effect on earnings of such wholesale revenue declines is partially offset by declines in purchased power costs from the other joint owners which are not subject to levelization. (For additional information on Catawba joint ownership, see Note 3 to the Consolidated Financial Statements.)
     Kilowatt-hour sales from Duke Power electric operations increased 2 percent in 1995 compared to 1994. Sales to residential, general service and other industrial customers increased by 4 percent, 5 percent and 4 percent, respectively, as a result of warmer summer weather, cooler winter weather and continued economic growth in Duke Power's service area. However, sales to textile customers decreased 1 percent. Wholesale sales decreased 19 percent primarily due to a decrease of 36 percent in supplemental sales requirements to the other joint owners of the Catawba Nuclear Station. A new record peak demand of 15,542 megawatts was set in August 1995 during warmer than normal temperatures.

                               OPERATING EXPENSES

From 1994 to 1995, other operation and maintenance expenses increased 5 percent. Increased activities of the subsidiaries and diversified operations associated with both engineering services and other project development efforts contributed to this increase. Increases in distribution and transmission expenses were offset by reductions in nuclear and fossil outage costs. In 1995 and 1994, the Company had relatively constant costs associated with work force reduction programs and certain claims that are expected to be non-recurring in nature.
     Other operation and maintenance expenses increased at an average annual rate of 6 percent from 1993 to 1995. Costs associated with the enhanced vested retirement benefit program in 1995 as well as other non-recurring costs contributed to this increase in addition to increased activities of the subsidiaries and diversified operations associated with engineering services and other project development efforts. (For additional information on the vested retirement program, see Current Issues, "Resource Optimization.")
     Fuel expense increased at an average annual rate of 1 percent from 1993 to 1995. The increase was due primarily to higher system production requirements, offset by improved nuclear generation.
     Net interchange and purchased power expenses decreased from $535 million in 1993 to $468 million in 1995, an average annual decrease of 6 percent. This decrease was primarily the result of lower purchased power costs from the other joint owners not subject to levelization as the other joint owners retained significantly larger portions of their ownership entitlement. In 1996, net interchange and purchased power is expected to decrease again as purchased power costs from the other joint owners continue to decline.
     From 1993 to 1995, depreciation and amortization expense decreased at an average annual rate of 4 percent, primarily because the reduction in the amortization of property losses more than offset increased depreciation associated with additional investments. These investments were primarily associated with distribution plant, including investment to support customer growth, commercial operation of 12 units of the Lincoln Combustion Turbine Station, and fossil plant resulting from bringing refurbished units back on-line. (For additional information on the Lincoln Combustion Turbine Station, see Capital Needs, "Meeting Future Power Needs.")

                        INTEREST EXPENSE AND OTHER INCOME

Interest expense increased at an average annual rate of 3 percent from 1993 to 1995, primarily due to long-term debt financing activities in 1994.
     Allowance for funds used during construction (AFUDC) and other deferred returns, net of associated taxes, represented 13 percent of earnings for common stock in 1995 compared to 10 percent in 1993. AFUDC and other deferred returns are expected to be less than 11 percent of total earnings during the next three years.
     The deferred return, net of associated taxes, on the purchased capacity levelization deferral related to the joint ownership of the Catawba Nuclear Station represented 7 percent of earnings for common stock in 1995, compared to 7 percent in 1994 and 6 percent in 1993. The growth in this return is due to the increasing cumulative impact of the Company's funding of purchased power costs through 1995, which the Company expects to collect through current rates in future periods. The deferred purchased capacity balance is expected to begin to decline in 1996. (For additional information on purchased capacity levelization, see Capital Needs, "Purchased Capacity Levelization.")
     AFUDC, net of associated taxes, represented 5 percent of earnings for common stock in 1995 compared to 6 percent in 1994 and 4 percent in 1993. The changes were primarily the result of the construction and subsequent commercial operation of the Lincoln Combustion Turbine Station as 12 units were brought on-line at various times during 1995. (For additional information on the Lincoln Combustion Turbine Station, see Capital Needs, "Meeting Future Power Needs.")

                             LIQUIDITY AND RESOURCES

                         DUKE POWER COMPANY RATE MATTERS

 The Company's most recent general rate increase requests in the North Carolina and South Carolina retail jurisdictions were filed and approved in 1991. Additionally, Duke Power has a bulk power sales agreement with Carolina Power & Light Company (CP&L) to provide CP&L 400 megawatts of capacity as well as associated energy when needed for a six-year period which began July 1, 1993. Electric rates in all of Duke Power's regulatory jurisdictions were reduced by adjustment riders to reflect capacity revenues received from this CP&L bulk power sales agreement.

                               CATAWBA SETTLEMENTS

The Company and North Carolina Municipal Power Agency Number 1 (NCMPA) and Piedmont Municipal Power Agency (PMPA), two of the four other joint owners of the Catawba Nuclear Station, entered into a settlement in September 1995 which resolved outstanding issues related to how certain calculations affecting bills under the Catawba joint ownership contractual agreements should be performed. The settlement was approved by the North Carolina Utilities Commission (NCUC) on January 16, 1996 and the Public Service Commission of South Carolina (PSCSC) on January 23, 1996. As part of the settlement, the Company agreed to purchase additional megawatts (MW) of Catawba capacity during the period 1996 through 1999 and remove certain restrictions related to sales of surplus energy by these two joint owners. The additional capacity purchases are 215 MW in 1996, 165 MW in 1997, 120 MW in 1998 and 100 MW in 1999. The Company expects to recover the costs associated with this settlement as part of the purchased capacity levelization, consistent with prior orders of the retail regulatory commissions. Therefore, the Company believes these matters should not have a material adverse effect on the results of operations or the financial position of the Company.
     The Company and all four of the other joint owners of the Catawba Nuclear Station entered into settlement agreements in 1994 which resolved all issues in contention in arbitration proceedings related to the Catawba joint ownership contractual agreements. The basic contention in each proceeding was that certain calculations affecting bills under these agreements should be performed differently. These items are covered by the agreements between the Company and the other Catawba joint owners, which previously have been approved by the Company's retail regulatory commissions. (For additional information on Catawba joint ownership, see Note 3 to the Consolidated Financial Statements.) In 1994, the Company settled its cumulative net obligation through 1993 of approximately $205 million related to these settlement agreements. Billings for 1994 and later years will conform to the settlement agreements, which were approved by the Company's retail regulatory commissions. Because the Company expects the costs associated with these settlements to be recovered as part of the purchased capacity levelization, which has been approved by the Company's retail regulatory commissions, the Company included approximately $205 million as an increase to "Purchased capacity costs" on its Consolidated Balance Sheets in 1994. Therefore, the Company believes these matters should not have a material adverse effect on the results of operations or financial position of the Company.

                              CASH FROM OPERATIONS

Consolidated net cash provided by operating activities in 1995 accounted for 81 percent of total cash from operating, financing and investing activities compared with 67 percent in 1994 and 46 percent in 1993. When 1993 and 1995 refinancing activities are excluded, substantially all of the Company's capital needs were met by cash generated from operating activities. Refinancing activities were insignificant in 1994.

                       FINANCING AND INVESTING ACTIVITIES

     The Company's consolidated capital structure at year-end 1995, including subsidiary long-term debt, was 52 percent common equity, 40 percent long-term debt and 8 percent preferred stock. This structure is consistent with the Company's target to maintain a double-A credit rating. As of December 31, 1995, Duke Power's bonds were rated "AA" by Fitch Investors Service, "Aa2" by Moody's Investors Service, and "AA-" by Standard & Poor's Group and Duff & Phelps.
     The Company had total credit facilities of $669.9 million and $440.0 million as of December 31, 1995 and 1994, respectively. The Company had unused credit facilities of $440.6 million and $259.9 million as of December 31, 1995 and 1994, respectively.
     In response to favorable market conditions in 1993, the Company issued $1.5 billion in long-term debt and $220 million in preferred stock, most of which was used to retire higher cost debt and preferred stock. In 1995, the Company issued $178 million of long-term debt, of which $72 million was used to retire higher cost long-term debt. The Company also retired $96 million of preferred stock and $80 million of long-term debt in 1995.


                            Capital Structure
                           Billions of dollars

(Bar graph appears here with the following plot points:)

                                 1990   1991   1992    1993   1994  1995
Long-term debt                    40%    40%    40%     39%    40%   40%
Preferred and preference stock    10%     9%     9%      9%     9%    8%
Common equity                     50%    51%    51%     52%    51%   52%
    Total Amount                  7.7    8.0    8.2    8.4     8.9   9.2


     In order to obtain variable rate financing at an attractive cost, the Company entered into interest rate swap agreements associated with the November 29, 1994 issuance of $200 million aggregate principal amount of its First and Refunding Mortgage Bonds 8% Series B due 1999 and the August 21, 1995 issuance of $100 million aggregate principal amount of its First and Refunding Mortgage Bonds 7 1/2% Series B due 2025. The interest rate swaps are reset quarterly based upon the three-month London Interbank Offered Rate (LIBOR). As a result of the interest rate swap contracts, interest expense is recognized at the weighted average rate for the year tied to the LIBOR rate. The weighted average rates at December 31, 1995 and 1994 were 6.14% and 5.95%, respectively, for the 8% Series B due 1999 and 7.06% in 1995 for the 7 1/2% Series B due 2025.
     The Company has also entered into a hedge transaction to offset currency fluctuations between the U.S. dollar and the Japanese yen associated with various steam generator purchase contracts. The hedge transaction with a notional amount of approximately $25 million at December 31, 1994, was fully liquidated by November 1995. The Company recorded any gains or losses associated with the hedge as an adjustment to the capitalized cost of the steam generators.
     Duke Energy Group, Inc. has entered into a hedge transaction to offset currency fluctuations between the U.S. dollar and the Chilean peso associated with expected equity contributions over the next two years to a joint venture. The hedge transaction had a notional amount of approximately $17 million at December 31, 1995. Duke Energy Group, Inc. records gains or losses associated with the hedge as an adjustment to investments in joint ventures.
     Duke Power's embedded cost of long-term debt, excluding debt of subsidiaries, was 7.94 percent for 1995 compared to 7.98 percent in 1994 and
8.01 percent in 1993. The embedded cost of preferred stock was 7.06 percent in 1995 compared to 6.99 percent in 1994 and 6.76 percent in 1993. The decreases in the embedded cost of long-term debt are primarily the result of the Company's refinancing activities and the resulting lower-cost debt. The increase in the embedded cost of preferred stock from 1993 to 1995 reflects the impact of increased adjustable dividend rates on a certain series of preferred stock and the retirement of preferred stock in 1995.

                             FIXED CHARGES COVERAGE

Consolidated fixed charges coverage using the SEC method increased to 4.94 times for 1995 compared to 4.72 and 4.68 times in 1994 and 1993, respectively. Coverage increased primarily because of higher earnings. Consolidated fixed charges coverage, excluding AFUDC and other deferred returns, was 4.52 times for 1995 compared with 4.32 in 1994 and 4.39 in 1993 and the Company goal of 3.5 times. Coverage was higher in 1995 than 1994 and 1993 as a result of increased earnings excluding AFUDC and other deferred returns.


                             Fixed Charges Coverage
                                    Times
(Graph appears here with the following plot points:)

                            1990          1991         1992           1993        1994           1995
SEC method                   3.65         3.83          3.49          4.68         4.72          4.94
SEC method excluding
 AFUDC and other
 deferred returns           3.15         3.44          3.27          4.39         4.32          4.52

                                  CAPITAL NEEDS

                       PROPERTY ADDITIONS AND RETIREMENTS

Additions to property and nuclear fuel of $794 million and retirements of $288 million resulted in an increase in gross plant of $506 million in 1995.

     Since January 1, 1993, additions to property and nuclear fuel of $2.4 billion and retirements of $864 million have resulted in an increase in gross plant of $1.5 billion.

                            Duke Power Construction
                           Costs* Millions of dollars

(Graph appears here with the following plot points:)

                                   1990           1991           1992         1993        1994      1995
Nuclear fuel                       141.2          193.0          127.8        121.8       128.6      89.4
Construction                       909.7          606.6          464.0        547.6       650.3     583.1
  Total                           1050.9          799.6          591.8        669.4       778.9     672.5

*Includes AFUDC and excludes NP&L and Duke Power's other subsidiaries.

                            CONSTRUCTION EXPENDITURES

Plant construction costs for generating facilities supporting Duke Power electric operations, including AFUDC, increased from $182 million in 1993 to $281 million in 1995, primarily because of construction of the Lincoln Combustion Turbine Station and the steam generator replacement project. (For more information, see Capital Needs, "Meeting Future Power Needs" and
Current Issues, "Stress Corrosion Cracking.") Construction costs for distribution plant, including AFUDC, decreased from $240 million in 1993 to $221 million in 1995.

     Projected construction and nuclear fuel costs for Duke Power's electric operations, both including AFUDC, are $2.3 billion and $661 million, respectively, for 1996 through 2000. These construction expenditures are primarily for distribution and production related activities representing $997 million and $774 million, respectively. These projections are subject to periodic reviews and revisions. Actual construction and nuclear fuel costs and capital expenditures incurred may vary from such estimates. Cost variances are due to various factors, including revised load estimates, environmental matters and cost and availability of capital.
     Projected capital expenditures of subsidiaries and diversified activities are $1.0 billion for 1996 through 2000 of which a significant portion is for real estate development. These projections are subject to periodic review and revision and may vary significantly as the business plans of the Associated Enterprises Group evolve to meet the opportunity presented by its markets.
     For 1996 through 2000, the Company anticipates substantially funding its projected construction and capital expenditures through the internal generation of funds.

                         PURCHASED CAPACITY LEVELIZATION

The rates established in Duke Power's electric retail jurisdictions permit recovery of its investment in both units of the Catawba Nuclear Station and the costs associated with contractual purchases of capacity from the other joint owners of the Catawba
Nuclear Station. The contracts relating to the sales of portions of the station obligate the Company to purchase a declining amount of capacity from the other joint owners. In the North Carolina retail jurisdiction, regulatory treatment of these contracts provides revenue for recovery of the capital costs and the fixed operating and maintenance costs of purchased capacity on a levelized basis. In the South Carolina retail jurisdiction, revenues are provided for the recovery of the capital costs of purchased capacity on a levelized basis, while current rates include recovery of fixed operating and maintenance expenses.
     Such rate treatments require the Company to fund portions of the purchased capacity payments until these costs, including returns, are recovered at a later date. The Company recovers the accumulated costs and returns when the sum of the declining purchased capacity payments and accrual of returns for the current period drop below the levelized revenues. In the North Carolina retail jurisdiction, and wholesale jurisdiction regulated by the Federal Energy Regulatory Commission (FERC), purchased capacity payments and the accrual of deferred returns continue to exceed levelized revenues. However, in 1996, the levelized revenues are expected to exceed the purchased capacity payments and accrual of deferred returns. In the South Carolina retail jurisdiction, cumulative levelized revenues have exceeded purchased capacity payments and accrual of deferred returns. Jurisdictional levelizations are intended to recover total costs, including returns, and are subject to adjustments, including final true-ups.

                           MEETING FUTURE POWER NEEDS

The Company's strategy for meeting customers' present and future energy needs consists of three components: supply-side resources, demand-side resources and purchased power resources. To assist in determining the optimal combination of these three resources, the Company uses an integrated resource planning process. The goal is to provide adequate and reliable electricity in an environmentally responsible, cost-effective manner.
     The Company is constructing a combustion turbine facility in Lincoln County, North Carolina. The Lincoln Combustion Turbine Station, designed to provide capacity at periods of peak demand, will consist of 16 combustion turbines with a total generating capacity of 1,200 megawatts. The estimated total cost of the project is approximately $400 million. Units 1 through 12 began commercial operation during 1995 and the remaining four units are scheduled to begin commercial operation in 1996.
     In 1995, the Company issued two requests for proposals (RFP) to solicit competitive bids for its future electric generating capacity resources. The short-term RFP could provide options for up to 675 megawatts of capacity with terms of 1 to 4 years. The long-term RFP solicits bids to provide up to 300 megawatts of purchased power to be available beginning in 1998 or 1999, for contract periods of between 5 and 20 years in duration. The Company has evaluated a total of 16 proposals received for both the short-term RFP and the long-term RFP and has begun negotiation with the bidders with the best proposals. Contracts are expected to be awarded in May 1996.
     The purchase of capacity and energy is also an integral part of meeting future power needs. As of January 1, 1996, the Company has 300 megawatts of firm purchased capacity from other generators of electricity under contract, including 62 megawatts from qualifying facilities.
     Demand-side management programs benefit the Company and its customers by promoting energy efficiency, providing for load control through interruptible control features, shifting usage to off-peak periods and increasing strategic sales of electricity. In return for participation in demand-side management programs, customers may be eligible to receive various incentives which help reduce their net investment in high-efficiency equipment or their electric bills. The November 1991 rate orders of the NCUC and the PSCSC provided for recovery in rates of a designated level of costs for demand-side management programs and allowed the deferral for later recovery of certain demand-side management costs that exceed the level reflected in rates, including a return on the deferred costs. The Company ultimately expects recovery through rates of associated deferred costs, not to exceed $75 million including deferred returns in the North Carolina retail jurisdiction. The annual costs deferred, including the return, were approximately $16 million and $11 million in North Carolina and South Carolina, respectively, in 1995 and $15 million and $10 million in North Carolina and South Carolina, respectively, in 1994. As of December 31, 1995, the balance of deferred demand-side management costs as presented on the Consolidated Balance Sheets in "Other deferred debits" is $58 million and $38 million in North Carolina and South Carolina, respectively.

                                 CURRENT ISSUES

While the Company improved its financial performance in 1995 compared to 1994, its ability to maintain and improve its current level of earnings will depend on several factors. As the industry becomes increasingly competitive, the Company's ability to control costs will be an important factor in maintaining a pricing structure that is both attractive to customers and profitable to the Company. Wheeling of third party energy to a retail customer is not generally allowed in the Company's service territory. However, there are discussions and events at the national level and within certain states regarding retail competition which could result in changes in the industry. (For additional information on competition, see Current Issues, "Competition.") Management cannot predict the outcome of these matters and their impact, if any, on the Company's future financial position and results of operation. The Company is focusing on providing competitive prices to its industrial customers, as well as to wholesale customers who have access to alternative sources of energy. Other significant factors impacting the Company's future earnings levels include continued economic growth in the Piedmont Carolinas, the success of the Company's subsidiaries and diversified activities, and the outcomes of various legislative and regulatory actions.

RESOURCE OPTIMIZATION. The Company has been engaged in a concentrated effort to more efficiently and effectively use its resources through better work practices. In 1995, the Company offered to certain employees an Enhanced Vested Benefits program (EVB) which gave targeted employees, who left the Company, an enhanced vested retirement package and the Company's standard severance pay based on years of service. This program will result in the departure of approximately 900 employees by the end of the first quarter of 1996. During 1994, the Company offered an Enhanced Voluntary Separation program (EVS) which gave most employees the option of leaving the Company for a lump-sum payment and the Company's standard severance pay based on years of service. This program resulted in the departure of approximately 1,300 employees in 1994. Implementing various efficiency practices has resulted in streamlined workflows and provided the opportunity for work force reduction programs such as EVB and EVS. The number of full-time employees has decreased from 19,945 at year-end 1990 to 17,121 at year-end 1995.

NUCLEAR DECOMMISSIONING COSTS. Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $1.3 billion stated in 1994 dollars based on decommissioning studies completed in 1994. This amount includes the Company's 12.5 percent ownership in the Catawba Nuclear Station. The other joint owners of the Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. Such estimates presume each unit will be decommissioned as soon as possible following the end of its license life. Although subject to extension, the current operating licenses for the Company's nuclear units expire as follows: Oconee 1 and 2 - 2013, Oconee 3 - 2014; McGuire 1 - 2021, McGuire 2 - 2023; and Catawba 1 - 2024,
Catawba 2 - 2026.
     The Nuclear Regulatory Commission issued a rule-making in 1988 which requires an external mechanism to fund the estimated cost to decommission certain components of a nuclear unit subject to radioactive contamination. In addition to the required external funding, the Company maintains an internal reserve to provide for decommissioning costs of plant components not subject to radioactive contamination. During 1995, the Company expensed approximately $56 million, which was contributed to the external funds, and accrued an additional $1 million to the internal reserve. The balance of the external funds as of December 31, 1995, was $273 million. The balance of the internal reserve as of December 31, 1995, was $206 million and is reflected in accumulated depreciation and amortization on the Consolidated Balance Sheets.
     Both the NCUC and the PSCSC have granted the Company recovery of estimated decommissioning costs through retail rates over the expected remaining service periods of the Company's nuclear plants. Management's opinion is that the decommissioning costs being recovered through rates, when coupled with assumed after-tax fund earnings of 5.5 percent to 5.9 percent, are currently sufficient to provide for the cost of decommissioning.

ENVIRONMENTAL ISSUES. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. The Company was an operator of manufactured gas plants until the early 1950s. The Company has entered into a cooperative effort with the State of North Carolina and other owners of certain former manufactured gas plant sites to investigate and, where necessary, remediate these contaminated sites. The State of South Carolina has expressed interest in entering into a similar arrangement. The Company is considered by regulators to be a potentially responsible party and may be subject to liability at three federal Superfund sites and one comparable state site. While the cost of remediation of these sites may be substantial, the Company will share in any liability associated with remediation of contamination at such sites with other potentially responsible parties. Management is of the opinion that resolution of these matters will not have a material adverse effect on the results of operations or financial position of the Company.

THE CLEAN AIR ACT AMENDMENTS OF 1990. The Clean Air Act Amendments of 1990 require a two-phase reduction by electric utilities in the aggregate annual emissions of sulfur dioxide and nitrogen oxide by the year 2000. The Company currently meets all requirements of Phase I. The Company supports the national objective of clean air in the most cost-effective manner and has already reduced emissions through the use of low-sulfur coal in its fossil plants, efficient plant operations and by using nuclear generation. The sulfur dioxide provisions of the Act allow utilities to choose among various alternatives for compliance. To meet the Phase II requirements by 2000, the Company's current strategy includes the use of lower sulfur coal, emission allowance purchases, low nitrogen oxide burners and emission monitoring equipment. A one-time cost associated with bringing the Company into compliance with the Act could range from $94 million to $320 million. Additional operating expenses of approximately $55 million will be incurred for fuel premiums and emission allowance purchases each year after 2000. This strategy is contingent upon developments in the emissions allowance market, lower sulfur coal fuel premiums, future regulatory and legislative actions, and advances in clean air technology.

STRESS CORROSION CRACKING. Stress corrosion cracking (SCC) has occurred in the steam generators of Units 1 and 2 at the McGuire Nuclear Station and Unit 1 at the Catawba Nuclear Station. Catawba Unit 2, which has certain design differences and came into service at a later date, has not yet shown the degree of SCC which has occurred in McGuire Units 1 and 2 and Catawba Unit 1. It is, however, too early in the life of Catawba Unit 2 to determine the extent to which SCC may be a problem. Although the Company has taken steps to mitigate the effects of SCC, the inherent potential for future SCC in the McGuire and Catawba steam generators still exists. The Company is planning for the replacement of steam generators at three units that have experienced SCC and has signed an agreement with Babcock & Wilcox International to purchase replacement steam generators. The current schedule for completion of the effort is as follows:
Catawba Unit 1 - 1996, McGuire Unit 1 - 1997 and McGuire Unit 2 - 1997. The order of replacement is subject to change based on operational and project circumstances. The Catawba Unit 2 steam generators have not been scheduled for replacement. Steam generator replacement at each unit is expected to take approximately four months and cost approximately $170 million, excluding the cost of replacement power and the reimbursement of applicable costs by the other joint owners of Catawba Unit 1. Stress corrosion problems are excluded under the Company's nuclear insurance policies.


     The Company, in connection with its McGuire and Catawba stations and on behalf of the other joint owners of the Catawba Station, began a legal action in 1990, alleging that Westinghouse Electric Corporation knowingly supplied to the McGuire and Catawba stations steam generators that were defective in design, workmanship, and materials, requiring replacement well short of their stated design life. The lawsuit was settled in 1994. While the court order does not allow disclosure of the terms of the settlement, the Company believes the litigation was settled on terms that provided satisfactory consideration to the Company and will not have a material effect on the Company's results of operations or financial position.

COMPETITION. The Energy Policy Act of 1992 (EPACT) is a major driver towards a more competitive market for wholesale sales of power. EPACT reformed provisions of the Public Utility Holding Company Act of 1935 (PUHCA) and Part II of the Federal Power Act to remove certain barriers to competition for the supply of electricity. For example, EPACT allows utilities to develop independent electric generating plants in the United States for sales to wholesale customers, as well as to contract for utility projects internationally, without becoming subject to regulation under PUHCA as an electric utility holding company. In addition, EPACT permits the FERC to order transmission access for third parties to transmission facilities owned by another entity so that independent suppliers can sell at wholesale to customers wherever located. It does not, however, permit the FERC to issue an order requiring transmission access to retail customers.
     The FERC, responsible in large measure for implementation of the EPACT, has moved vigorously to implement its mandate, interpreting the statute broadly in issuing orders for third-party transmission service and issuing a number of rules of general applicability. The FERC in late March of 1995 issued a Notice of Proposed Rulemaking (the "NOPR") in which it announced its intent to impose a final rule, applicable to all electric utilities subject to its jurisdiction, which will require all such utilities to adopt open-access transmission tariffs containing identical terms and conditions. The FERC should issue its final rule in 1996.
     Open transmission access for wholesale customers as contemplated by the FERC's NOPR would provide energy suppliers, including the Company, with opportunities to sell and deliver capacity and energy at market-based prices. Engaging in such transactions could result in improved utilization of the Company's existing assets. In addition, such access would provide another supply option through which the Company can buy capacity and energy at attractive rates, influencing its competitive price position. However, sales to existing wholesale customers of the Company could be impacted by open access as contemplated by the NOPR either due to competitive pressure on the wholesale price of electricity, or the potential loss of sales as wholesale customers seek other options to meet their capacity and energy requirements at market-based prices. Wholesale sales, excluding transactions with other utilities, represented approximately 6.7 percent of the Company's total kilowatt-hour sales in 1995. Supplemental sales to the other joint owners of the Catawba Nuclear Station comprised the majority of such sales. Such supplemental sales will be declining in 1996 as a result of the retention of significantly larger portions of ownership entitlement by the other joint owners. (For additional information on Catawba joint ownership, see Note 3 to the Consolidated Financial Statements.)
     In early 1995, prior to issuance of the FERC's NOPR, the Company and certain of its affiliates filed three applications with the FERC, all of which are designed to enable effective participation in the competitive environment of the changing electric utility industry. Duke Power filed an application for permission to sell at market-based rates up to 2,500 megawatts of capacity and energy from its own assets. Two of the Company's affiliates, Duke Energy Marketing Corporation (DEMC) and Duke/Louis Dreyfus L.L.C. (D/LD), filed applications with the FERC to become power marketers. All of the applications were supported by transmission tariffs which establish the rates, terms and conditions for transmission service to third parties on the Company's transmission system.
     Late in 1995, the FERC granted the applications of Duke, DEMC, and D/LD; accepted Duke's transmission tariffs; and ordered a hearing on the rates to be charged for service under those tariffs. The terms and conditions of service are subject to the outcome of the FERC's final rule, and the rates are subject to the outcome of hearings before the FERC.
     Wheeling of third party energy to a retail customer is not generally allowed in the Company's service territory. However, there are discussions and events at the national level and within certain states regarding retail competition which could result in changes in the industry.
     Currently, the electric utility industry is predominantly regulated on a basis designed to recover the cost of providing electric power to its retail and wholesale customers. If cost-based regulation were to be discontinued in the industry for any reason, including competitive pressure on the cost-based prices of electricity, profits could be reduced and utilities might be required to reduce their asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require affected utilities to write off their associated regulatory assets. The regulatory assets of the Company are classified as "Deferred debits" on the Consolidated Balance Sheets. Substantially all of the "Deferred debits" are regulatory assets. Management cannot predict the potential impact, if any, of these competitive forces on the Company's future financial position and results of operations. However, the Company continues to position itself to effectively meet these challenges by maintaining prices that are locally, regionally and nationally competitive.

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


SUBSIDIARIES AND DIVERSIFIED OPERATIONS. The Company continues to aggressively pursue both domestic and international diversified business opportunities that are synergistic with the Company's core business to provide additional value to the Company's shareholders. Among the Company's current industry pursuits are: ownership of electric power facilities, power marketing, real estate, communications, engineering consulting and various energy services. Although these opportunities are primarily concentrated in areas that utilize the Company's expertise, they present different and potentially greater risks than does the Company's core business. The Company only pursues opportunities in which the expected returns are commensurate with the risks and makes efforts to mitigate such risks. The Company undertakes a continuous evaluation of the various lines of business it may enter or exit, with the objectives of enhancing shareholder value and managing any associated risk.
     Domestically, non-electric property of the Company's subsidiaries and diversified activities was $335 million and $286 million at December 31, 1995 and 1994, respectively. The Company had equity investments in joint ventures, which own assets within the United States, of $58 million and $14 million at December 31, 1995 and 1994, respectively.
     Internationally, the Company had equity investments in joint ventures, which own generation and transmission facilities, of $105 million and $94 million at December 31, 1995 and 1994, respectively. Additionally, the Company, through its nonregulated subsidiaries, had loaned $23 million to certain of these joint ventures at December 31, 1995.
     The Company's subsidiaries and diversified activities contributed $54 million to net income in 1995 compared with $52 million in 1994 and $22 million in 1993. From 1993 to 1995, increased developed lot and land sales, and engineering services and construction fees generated additional income. These increases were offset by personal communications services joint venture losses in 1995. Additionally, a one-time gain on the sale of an investment in preferred stock of an independent power development company in 1994 contributed to the increase in diversified income from 1993 to 1994.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               DUKE POWER COMPANY

                                      INDEX




                                                                                                                          PAGE
Consolidated Financial Statements:
     Consolidated Statements of Income for the Three Years Ended December 31, 1995. . . . . . . . . . . . . . . .
     Consolidated Statements of Retained Earnings for the Three Years Ended December 31, 1995. . . . . . . . . .
     Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1995. . . . . . . . . . . . . .
     Consolidated Balance Sheets -- December 31, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . . . .
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Responsibility for Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Selected Quarterly Financial Data (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Subsidiaries and Diversified Activities Highlights. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Consolidated Financial Statement Schedule:
               Schedule II -- Valuation and Qualifying Accounts and Reserves for the Three Years Ended
                              December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


                        CONSOLIDATED STATEMENTS OF INCOME


Dollars in Thousands                                   Year ended December 31,           1995            1994             1993

OPERATING REVENUES (Notes 1, 2 and 11)............................................    $4,676,684      $4,488,913       $4,466,233

OPERATING EXPENSES
   Fuel used in electric generation (Note 1)......................................       744,226         705,019          732,246
   Net interchange and purchased power (Notes 2 and 3)............................       468,293         553,355          535,125
   Other operation and maintenance................................................     1,403,547       1,341,659        1,254,028
   Depreciation and amortization (Note 1).........................................       458,131         459,781          496,971
   General taxes..................................................................       253,436         249,273          240,052
      Total operating expenses....................................................     3,327,633       3,309,087        3,258,422

OPERATING INCOME.................................................................      1,349,051       1,179,826        1,207,811

INTEREST EXPENSE AND OTHER INCOME (Note 1)
   Interest expense...............................................................      (289,318)       (270,217)        (274,051)
   Allowance for funds used during construction and other deferred returns........       125,040         111,872           82,600
   Other, net.....................................................................        (3,794)         14,414           20,032
      Total interest expense and other income.....................................      (168,072)       (143,931)        (171,419)

INCOME BEFORE INCOME TAXES........................................................     1,180,979       1,035,895        1,036,392

INCOME TAXES (Notes 1 and 4)......................................................       466,441         397,019          409,977

NET INCOME........................................................................       714,538         638,876          626,415
   Dividends on preferred and preference stock....................................        48,903          49,724           52,429

EARNINGS FOR COMMON STOCK.........................................................   $   665,635      $  589,152      $   573,986

COMMON STOCK DATA (Note 6)
   Average shares outstanding (thousands).........................................      204,859          204,859          204,859
   Earnings per share.............................................................        $3.25            $2.88            $2.80
   Dividends per share............................................................        $2.00            $1.92            $1.84

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


Dollars in Thousands                                   Year ended December 31,           1995            1994            1993
BALANCE --Beginning of year........................................................   $2,605,920       $2,410,825      $2,223,718

ADD -- Net income..................................................................      714,538          638,876         626,415
         Total....................................................................     3,320,458        3,049,701       2,850,133

DEDUCT

   Dividends
      Common stock................................................................       409,716          393,370         376,937
      Preferred and preference stock..............................................        48,903           49,724          52,429
   Capital stock transactions, net................................................         3,564              687           9,942
         Total deductions.........................................................       462,183          443,781         439,308

BALANCE -- End of year.............................................................   $2,858,275       $2,605,920      $2,410,825

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Thousands                                   Year ended December 31,         1995           1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income..................................................................... $   714,538    $   638,876      $    626,415

   Adjustments to reconcile net income to net cash provided by operating activities:

   Non-cash items
      Depreciation and amortization...............................................     674,816          647,515        664,355
      Deferred income taxes and investment tax credit amortization................       5,989           94,261         62,897
      Allowance for equity funds used during construction.........................     (23,082)         (27,411)       (17,221)
      Purchased capacity levelization.............................................     (33,149)        (268,925)       (20,049)
      Other, net..................................................................      76,029           22,460         73,607
      (Increase) Decrease in
         Accounts receivable......................................................    (136,838)          47,586        (37,131)
         Inventory................................................................     (14,549)         (28,568)        24,904
         Prepayments..............................................................      (7,178)            (435)        (2,396)
      Increase (Decrease) in
         Accounts payable.........................................................      11,694          (52,506)       (28,184)
         Taxes accrued............................................................      14,454          (51,641)        25,797
         Interest accrued and other liabilities...................................      28,934           14,523         30,508
      Total adjustments...........................................................     597,120          396,859        777,087

            Net cash provided by operating activities.............................   1,311,658        1,035,735      1,403,502

CASH FLOWS FROM INVESTING ACTIVITIES
   Construction expenditures and other property additions.........................    (713,299)        (772,452)      (599,759)
   Investment in nuclear fuel.....................................................     (76,603)        (108,711)      (111,731)
   External funding for decommissioning...........................................     (56,470)         (52,524)       (52,524)
   Pre-funded pension cost........................................................           --         (30,000)       (50,000)
   Investment in joint ventures...................................................     (54,945)          (6,718)       (70,345)
   Net change in investment securities............................................      54,425           17,922         46,489

            Net cash used in investing activities.................................    (846,892)        (952,483)      (837,870)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the issuance of
      First and refunding mortgage bonds..........................................     173,839          343,824      1,395,682
      Preferred stock.............................................................           --               --       215,633
      Pollution control bonds.....................................................           --               --        76,265
      Short-term notes payable, net...............................................      48,200           86,300       (105,200)
      Construction loans and other................................................      47,643           57,032         13,280
   Payments for the redemption of
      First and refunding mortgage bonds..........................................    (157,365)         (81,781)    (1,399,336)
      Preferred stock.............................................................    (100,516)          (1,500)      (224,295)
      Pollution control bonds.....................................................           --               --       (79,310)
      Construction loans and other................................................      (9,416)         (18,885)       (12,454)
   Dividends paid.................................................................    (458,018)        (443,633)      (427,868)
   Other..........................................................................      (1,153)         (20,991)        (6,752)

            Net cash used in financing activities.................................    (456,786)         (79,634)      (554,355)

Net increase in cash..............................................................       7,980            3,618         11,277
Cash at beginning of year.........................................................      37,430           33,812         22,535

CASH AT END OF YEAR............................................................... $    45,410      $    37,430    $    33,812

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEETS

                                                          ASSETS



Dollars in Thousands                                        December 31,                              1995              1994



CURRENT ASSETS
   Cash (Notes 5 and 10)...................................................................... $       45,410      $       37,430
   Short-term investments (Notes 1 and 10)....................................................         76,300             132,692
   Receivables (less allowance for losses:  1995 - $6,352; 1994 - $6,637) (Note 1)............        689,703             552,865
   Inventory -- at average cost...............................................................        341,841             319,385
   Prepayments and other......................................................................         22,900              15,722

         Total current assets.................................................................      1,176,154           1,058,094

INVESTMENTS AND OTHER ASSETS
   Investments in joint ventures (Note 11)....................................................        163,274             108,330
   Other investments, at cost or less (Note 10)...............................................         85,194              83,226
   Nuclear decommissioning trust funds (Notes 10 and 14)......................................        273,466             172,390
   Pre-funded pension cost (Note 12)..........................................................         80,000              80,000

         Total investments and other assets...................................................        601,934             443,946

PROPERTY, PLANT AND EQUIPMENT (Notes 1, 3, 9, 13 and 14)
   Electric plant in service (at original cost)
      Production..............................................................................      7,154,332           6,747,397
      Transmission............................................................................      1,532,302           1,439,435
      Distribution............................................................................      4,105,513           3,965,393
      Other...................................................................................      1,030,226           1,020,192
         Electric plant in service............................................................     13,822,373          13,172,417
      Less accumulated depreciation and amortization..........................................      5,122,192           4,810,004
         Electric plant in service, net.......................................................      8,700,181           8,362,413
      Nuclear fuel............................................................................        731,691             757,983
      Less accumulated amortization...........................................................        453,921             415,560
         Nuclear fuel, net....................................................................        277,770             342,423
   Construction work in progress (including nuclear fuel in process:
      1995 - $25,500; 1994 - $52,273).........................................................        382,582             558,730

         Total electric plant, net............................................................      9,360,533           9,263,566

   Other property -- at cost (less accumulated depreciation:
      1995 - $29,956; 1994 - $24,137).........................................................        354,713             302,383

         Total property, plant and equipment, net.............................................      9,715,246           9,565,949

DEFERRED DEBITS (Notes 1, 3, 4 and 13)
   Purchased capacity costs...................................................................        965,473             932,324
   Debt expense...............................................................................        180,930             186,306
   Regulatory asset related to income taxes...................................................        490,676             489,292
   Regulatory asset related to DOE assessment fee.............................................        101,274             102,467
   Other......................................................................................        126,797              83,850

         Total deferred debits................................................................      1,865,150           1,794,239

TOTAL ASSETS.................................................................................. $   13,358,484      $   12,862,228


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEETS


                                           LIABILITIES AND STOCKHOLDERS' EQUITY





Dollars in Thousands                                        December 31,                                1995            1994



CURRENT LIABILITIES
   Accounts payable..............................................................................$      343,692    $      343,688
   Notes payable (Notes 5 and 10)................................................................       155,300           107,100
   Taxes accrued (Note 1)........................................................................        34,884            29,999
   Interest accrued..............................................................................        73,675            72,157
   Current maturities of long-term debt and preferred stock (Notes 8 and 9)......................        12,071            93,759
   Other (Note 13)...............................................................................       149,555           121,539

         Total current liabilities...............................................................       769,177           768,242


LONG-TERM DEBT (Notes 5, 9 and 10)...............................................................     3,711,405         3,567,122


ACCUMULATED DEFERRED INCOME TAXES (Notes 1 and 4)................................................     2,382,204         2,348,631




DEFERRED CREDITS AND OTHER LIABILITIES
   Investment tax credit (Notes 1 and 4).........................................................       261,347           272,594
   DOE assessment fee (Note 1)...................................................................       101,274           102,467
   Nuclear decommissioning costs externally funded (Note 14).....................................       273,466           172,390
   Other.........................................................................................       390,427           318,453

         Total deferred credits and other liabilities............................................     1,026,514           865,904


PREFERRED AND PREFERENCE STOCK WITH SINKING FUND REQUIREMENTS (Notes 8 and 10)...................       234,000           279,500


PREFERRED AND PREFERENCE STOCK WITHOUT SINKING FUND REQUIREMENTS (Notes 7 and 10)................       450,000           500,000


COMMITMENTS AND CONTINGENCIES (Note 13)..........................................................


COMMON STOCKHOLDERS' EQUITY (Note 6)
   Common stock, no par, 300,000,000 shares authorized;
      204,859,339 shares outstanding for 1995 and 1994...........................................     1,926,909         1,926,909
   Retained earnings.............................................................................     2,858,275         2,605,920

         Total common stockholders' equity.......................................................     4,785,184         4,532,829



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................................................$   13,358,484    $   12,862,228

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                             A. NATURE OF OPERATIONS

The Company is primarily engaged in the generation, transmission, distribution and sale of electric energy in the central portion of North Carolina and the western portion of South Carolina, comprising the area in both states known as the Piedmont Carolinas. The Company is one of the nation's largest investor-owned electric utilities.
   The Company is also engaged in a variety of diversified operations, most of which are organized in separate subsidiaries. The Company's subsidiaries and diversified activities are in the Associated Enterprises Group (AEG). AEG includes Church Street Capital Corp.; Crescent Resources, Inc.; Duke Energy Group, Inc.; Duke Engineering & Services, Inc.; Duke/Fluor Daniel; Duke Merchandising; DukeNet Communications, Inc.; Duke Water Operations; and Nantahala Power and Light Company. Certain of these subsidiaries have invested in both domestic and international joint ventures. (See Note 11.)
   The financial statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect in all material respects the substance of events and transactions which should be included. In preparing these statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported.


                                   B. REVENUES

Electric revenues are recorded as service is rendered to customers. "Receivables" on the Consolidated Balance Sheets include $206,792,000 and $163,270,000 as of December 31, 1995 and 1994, respectively, for electric service that has been rendered but not yet billed to customers.


                         C. ADDITIONS TO ELECTRIC PLANT

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



             D. ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC, a non-cash item, is recognized as a cost of "Construction work in progress," with an offsetting credit to "Interest expense and other income." After construction is completed, the Company is permitted to recover these construction costs, including a fair return, through their inclusion in rate base and in the provision for depreciation.
    The AFUDC rates of 9.3, 9.6 and 9.3 percent for Duke Power for 1995, 1994 and 1993, respectively, include a component for debt cost on a pre-tax basis. Rates for all periods are compounded semiannually.


                            E. OTHER DEFERRED RETURNS

Other deferred returns represent the estimated financing costs associated with funding certain regulatory assets. These regulatory assets primarily arise from the Company's funding of purchased capacity costs above levels collected in rates. Other deferred returns are non-cash items. They are primarily recognized as an addition to "Purchased capacity costs" and as an offsetting credit to "Interest expense and other income."


               F. DEPRECIATION AND AMORTIZATION OF ELECTRIC PLANT

Provisions for electric plant depreciation are recorded using the straight-line method. The year-end composite weighted-average depreciation rates were 3.48,
3.46 and 3.47 percent for 1995, 1994 and 1993, respectively.
    Amortization of nuclear fuel is included in "Fuel used in electric generation" in the Consolidated Statements of Income. The amortization is recorded using the units-of-production method.
   Under provisions of the Nuclear Waste Policy Act of 1982, the Company has entered into contracts with the Department of Energy (DOE) for the disposal of spent nuclear fuel. Payments made to the DOE for disposal costs are based on nuclear output and are included in "Fuel used in electric generation" in the Consolidated Statements of Income.
   A provision in the Energy Policy Act of 1992 established a fund for the decontamination and decommissioning of the DOE's uranium enrichment plants. Licensees are subject to an annual assessment for 15 years based on their pro rata share of past enrichment services. The annual assessment is recorded as fuel expense. The Company paid $9,205,000 during 1995 and has paid $35,551,000 cumulatively related to its ownership interest in nuclear plants. The Company has reflected the remaining liability and regulatory asset of $101,274,000 in the Consolidated Balance Sheets at December 31, 1995.


                                 G. SUBSIDIARIES

The Company's consolidated financial statements reflect consolidation of all of its majority-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.


                            H. INCOME TAXES

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


                I. UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE

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


                    J. CONSOLIDATED STATEMENTS OF CASH FLOWS

For purposes of the Consolidated Statements of Cash Flows, the Company's short-term investments in highly liquid debt instruments, with an original maturity of three months or less, are included in cash flows from investing activities and thus are not considered cash equivalents.
     Total income taxes paid were $441,440,000, $372,416,000 and $354,981,000 for the years ended December 31, 1995, 1994 and 1993, respectively.
     Interest paid, net of amounts capitalized, was $258,698,000, $236,696,000 and $249,659,000 for the years ended December 31, 1995, 1994 and 1993, respectively.


                            K. COST-BASED REGULATION

As a regulated entity, the Company is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, the Company records certain assets and liabilities that result from the effects of the ratemaking process that would not be recorded under generally accepted accounting principles for non-regulated entities. Currently, the electric utility industry is predominantly regulated on a basis designed to recover the cost of providing electric power to its retail and wholesale customers. If cost-based regulation were to be discontinued in the industry for any reason, including competitive pressure on the cost-based prices of electricity, profits could be reduced, and utilities might be required to reduce their asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require the affected utilities to write off their associated regulatory assets. The regulatory assets of the Company are classified as "Deferred debits" on the Consolidated Balance Sheets. Substantially all of the "Deferred debits" are regulatory assets. Management cannot predict the potential impact, if any, of these competitive forces on the Company's future financial position and results of operations. However, the Company continues to position itself to effectively meet these challenges by maintaining prices that are locally, regionally and nationally competitive.


                              NOTE 2. RATE MATTERS

DUKE POWER COMPANY
The North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina must approve rates for retail sales within their respective states. The Federal Energy Regulatory Commission (FERC) must approve Duke Power's rates for sales to wholesale customers. Sales to the other joint owners of the Catawba Nuclear Station, which represent a substantial majority of Duke Power's wholesale revenues, are set through contractual agreements. (See Note 3.)
   The most recent general rate increase requests in the Company's retail jurisdictions were filed and approved in 1991. The Company also filed its most recent general rate increase request within the FERC wholesale jurisdiction in 1991. A negotiated settlement between the Company and the wholesale customers was approved by the FERC in 1992.
   Fuel costs are reviewed semiannually in the wholesale and South Carolina retail jurisdictions, with provisions for changing such costs in base rates. In the North Carolina retail jurisdiction, a review of fuel costs in rates is required annually and during general rate case proceedings.
   All jurisdictions allow Duke Power to adjust rates for past over- or under-recovery of fuel costs. Therefore, Duke Power reflects in revenues the difference between actual fuel costs incurred and fuel costs recovered through rates.
   A bill ratified by the North Carolina legislature in 1987 to assure the legality of such adjustments in rates had its expiration provision repealed in March 1995.
   Duke Power has a bulk power sales agreement with Carolina Power & Light Company (CP&L) to provide CP&L 400 megawatts of capacity as well as associated energy when needed for a six-year period which began July 1, 1993. Electric rates in all regulatory jurisdictions were reduced by adjustment riders to reflect capacity revenues received from this CP&L bulk power sales agreement.



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

Each owner has provided its own financing for its ownership interest in the station.
    The Company retains a 12.5 percent ownership interest in the Catawba Nuclear Station. As of December 31, 1995, $499,209,000 of "Electric plant in service" and "Nuclear fuel" represents the Company's investment in Units 1 and 2. Accumulated depreciation and amortization of $185,264,000 associated with Catawba has been recorded as of year-end. The Company's share of operating costs of Catawba is included in the Consolidated Statements of Income.
    In connection with the joint ownership, the Company has entered into contractual agreements with the other joint owners to purchase declining percentages of the generating capacity and energy from the plant. These purchased power agreements were effective beginning with the commercial operation of each unit. Unit 1 and Unit 2 began commercial operation in June 1985 and August 1986, respectively. The purchased power agreements were established for 15 years for NCMPA and PMPA and 10 years for NCEMC and Saluda River. While the purchased power agreements with NCMPA and PMPA extend for 15 years, a significant decrease in the percentage of capacity and energy the Company is obligated to purchase occurs in the 11th calendar year of operation for each unit. This significant decrease occurred in 1995 for Unit 1 and will occur in 1996 for Unit 2. Certain provisions in the agreements with NCEMC and Saluda River have moderated the rate of decrease in the percentage of capacity and energy that the Company is obligated to purchase until 1996 when the Company has no further obligation to purchase capacity and related energy.
    The agreements also provide for supplemental power sales by the Company to the other joint owners. Such power sales are to satisfy capacity and energy needs of the other joint owners beyond the capacity and energy which they retain from Catawba or potentially acquire in the form of other resources. As the joint owners retain more capacity and energy from Catawba, or a third party, supplemental power sales are expected to decline.
    The agreements with each of the other joint owners include provisions that the Company will provide generating reserves to backstand the other joint owners' retained capacity in the Catawba plant at the system average cost of installed capacity. Additionally, the agreements include certain reliability exchanges designed to manage outage-related risks by exchanging energy entitlements between the Catawba Nuclear Station and the McGuire Nuclear Station, impacting the Company as well as all the other joint owners.
    Purchased energy cost payments are based on variable operating costs and are a function of the generation output of Catawba. Purchased capacity payments are based on the fixed costs of the plant and include the capital costs and fixed operating and maintenance costs. Actual purchased capacity costs for 1995 and projected obligations for 1996 through 2000, including the impact of the 1995 settlement agreement with NCMPA and PMPA (See Note 13), are as follows (dollars in thousands):

            PURCHASED CAPACITY PURCHASED CAPACITY TOTAL PURCHASED
   YEAR        CAPITAL COST        FIXED O&M       CAPACITY

1995 Actual       $237,978           $83,358         $321,336
1996 Projected    $ 83,870           $41,510         $125,380
1997 Projected    $ 65,803           $35,042         $100,845
1998 Projected    $ 47,609           $26,541         $ 74,150
1999 Projected    $ 34,752           $19,646         $ 54,398
2000 Projected    $  4,217           $ 2,542         $  6,759

    Effective in its November 1991 rate order, the North Carolina Utilities Commission reaffirmed the Company's recovery, on a levelized basis, of the capital costs and fixed operating and maintenance costs of capacity purchased from the other joint owners. The Public Service Commission of South Carolina in its November 1991 rate order reaffirmed the Company's recovery on a levelized basis of the capital costs of capacity purchased from the other joint owners. Levelization was reaffirmed through inclusion in rates approved in March 1992 by the Federal Energy Regulatory Commission (FERC). The portion of purchased capacity subject to levelization not currently recovered in rates is being deferred, and the Company is recording a return on the accumulated balance. The Company recovers the accumulated balance, including the return, when the sum of the declining purchased capacity payments and accrual of returns for the current period drops below the levelized revenues. Jurisdictional levelizations are intended to recover total costs, including returns, and are subject to adjustments, including final true-ups. The Company recovers the costs of purchased energy and the non-levelized portion of purchased capacity on a current basis.
    The current levelized revenues approved in the Company's last general rate proceedings are $211,423,000, $94,137,000 and $6,815,000 for North Carolina
retail, South Carolina retail and Other Wholesale (FERC), respectively. Purchased power costs, subject to levelization, are deferred based on allocation factors of approximately 62 percent, 26 percent and 2 percent for North Carolina retail, South Carolina retail and Other Wholesale (FERC), respectively. The Company also recovers an allocated amount of purchased power costs in the pricing of supplemental sales made to the other joint owners on a current basis.
    In 1995, in the North Carolina retail and FERC wholesale jurisdictions, purchased capacity payments and the accrual of deferred returns continued to exceed levelized revenues. However, in 1996, the levelized revenues are expected to exceed the purchased capacity payments and accrual of deferred returns. In the South Carolina retail jurisdiction, cumulative levelized revenues have exceeded purchased capacity payments and accrual of deferred returns.
    For the years ended December 31, 1995, 1994 and 1993, the Company recorded purchased capacity and energy costs from the other joint owners of $388,246,000, $604,505,000 and $547,899,000, respectively. These amounts, after adjustments for the costs of capacity purchased not reflected in current rates, are included in "Net interchange and purchased power" in the Consolidated Statements of Income. As of December 31, 1995 and 1994, $965,473,000 and $932,324,000,
respectively, associated with the cost of capacity purchased but not reflected in current rates have been accumulated in the Consolidated Balance Sheets as "Purchased capacity costs."


                           NOTE 4. INCOME TAX EXPENSE

Accumulated deferred income taxes consist primarily of the following (dollars in thousands):


                                                         December 31, 1995               December 31, 1994
Excess tax over book depreciation at historical tax rates   $ 1,387,925                  $ 1,343,605
Regulatory liability related to adjusting deferred taxes
   to the current statutory tax rate ....................      (114,538)*                   (120,422)*
     Net excess tax over book depreciation ..............                  $ 1,273,387                   $ 1,223,183
Regulatory asset related to restating to a pre-tax basis                       605,214*                      609,714*
Deferred Catawba purchased capacity costs ...............                      374,112                       361,018
Book versus tax basis difference ........................                       60,443                        89,058
Loss on bond redemptions ................................                       68,135                        70,067
Other ...................................................                          913                        (4,409)
     Total deferred income taxes ........................                  $ 2,382,204                    $ 2,348,631

* The net regulatory asset related to income taxes is $490,676,000 for 1995 and $489,292,000 for 1994.

Total deferred income tax liability was $2,946,711,000 as of December 31, 1995, and $2,873,373,000 as of December 31, 1994. Total deferred income tax asset was $564,507,000 as of December 31, 1995, and $524,742,000 as of December 31, 1994.

Income tax expense for the years ended December 31, 1995, 1994 and 1993 consisted of the following (dollars in thousands):


                                                                                 1995        1994          1993
Current income taxes
  Federal....................................................................  $377,237    $249,968      $283,930
  State......................................................................    83,215      52,790        63,150
   Total current income taxes................................................   460,452     302,758       347,080
Deferred taxes, net
  Federal....................................................................    13,466      83,359        59,267
  State......................................................................     3,770      22,153        14,887
   Total deferred taxes, net.................................................    17,236     105,512        74,154
Investment tax credit amortization...........................................   (11,247)    (11,251)      (11,257)
   Total income tax expense..................................................  $466,441    $397,019       $409,977


Income taxes differ from amounts computed by applying the statutory tax rate to pre-tax income for the years ended December 31, 1995, 1994 and 1993 as follows (dollars in thousands):

                                                                                     1995             1994             1993
Income taxes on pre-tax income at the statutory federal rate of 35%.......        $413,343          $362,563         $362,737
Increase (reduction) in tax resulting from:
  Allowance for funds used during construction (AFUDC)....................          (8,079)           (9,594)          (6,027)
  Amortization of investment tax credit deferrals.........................         (11,247)          (11,251)         (11,257)
  AFUDC in book depreciation/amortization.................................          21,057            19,027           25,694
  Deferred income tax flowback at rates higher than statutory.............          (5,675)           (5,530)          (9,091)
  State income taxes, net of federal income tax benefits..................          56,210            47,872           51,289
  Other items, net........................................................             832            (6,068)          (3,368)
         Total income tax expense.........................................        $466,441          $397,019         $409,977

               NOTE 5. SHORT-TERM BORROWINGS AND CREDIT FACILITIES

The following credit facilities were available to the Company at December 31, 1995 and 1994, with 25 and 26 commercial banks, respectively:


                                              Line of Credit at        Outstanding at        Line of Credit at      Outstanding at
            Type of Facility                  December 31, 1995       December 31, 1995      December 31, 1994     December 31, 1994
Annually renewable lines of credit             $   64,900,000          $  29,300,000         $   44,980,000          $  10,100,000
Two-year revolving facilities (a)                  40,000,000                     --             40,000,000                     --
Three-year revolving facilities (b)               355,000,000                     --            355,000,000                     --
Four-year revolving facilities (c)                210,000,000             30,043,000                     --                     --
                                                 $669,900,000            $59,343,000           $439,980,000            $10,100,000


(a) The Company had $40,000,000 in pollution control bonds, included in long-term debt, outstanding throughout 1995 and 1994 backed by the unused portion of these facilities.
(b) The Company had $130,000,000 in commercial paper, included in long-term debt, outstanding throughout 1995 and 1994 backed by the unused portion of these facilities.
(c) The outstanding balance of $30,043,000 is included in long-term debt.

   Cash balances maintained at the banks on deposit were $17,120,000 as of December 31, 1995, and $13,214,000 as of December 31, 1994. Cash balances and fees compensate banks for their services, even though the Company has no formal compensating-balance arrangements. To compensate certain banks for credit facilities, the Company maintained balances of $45,000 and $49,000 as of December 31, 1995 and 1994, respectively. The Company retains the right of withdrawal with respect to the funds used for compensating-balance arrangements.



A summary of short-term borrowings is as follows (dollars in thousands):

                                                                                           Twelve Months Ended
                                                                      December 31, 1995     December 31, 1994      December 31, 1993
Amount outstanding at end of period -- average rate of 5.91% as of December 31,
   1995, 6.02% as of December 31, 1994,
   and 3.55% as of December 31, 1993.............................        $  155,300             $ 107,100              $  20,800
Maximum amount outstanding during the period ....................        $  264,300             $ 143,400              $ 180,800
Average amount outstanding during the period ....................        $   88,470             $  24,161              $  35,366
Weighted-average interest rate for the period -- computed
   on a daily basis..............................................             6.05%                 4.58%                  3.19%

                   NOTE 6. COMMON STOCK AND RETAINED EARNINGS

Common Stock
As of December 31, 1995, a total of 7,004,659 shares was reserved for issuance for stock plans.

Retained Earnings
As of December 31, 1995, substantially all of the Company's retained earnings were unrestricted as to the declaration or payment of dividends.


    NOTE 7. PREFERRED AND PREFERENCE STOCK WITHOUT SINKING FUND REQUIREMENTS

The following shares of stock were authorized with or without sinking fund requirements as of December 31, 1995 and 1994:



                           Par Value              Shares
Preferred Stock               $100               12,500,000
Preferred Stock A               25               10,000,000
Preference Stock               100                1,500,000



As of December 31, 1995 and 1994, there were no shares of preference stock outstanding. Preferred stock without sinking fund requirements as of December 31, 1995 and 1994, was as follows (dollars in thousands):



                                                                                 Year         Shares
Rate/Series                                                                     Issued      Outstanding        1995           1994

4.50%      C ............................................................         1964        350,000      $  35,000       $  35,000
5.72%      D.............................................................         1966        350,000         35,000          35,000
6.72%      E ............................................................         1968        350,000         35,000          35,000
7.85%      S ............................................................         1992        600,000         60,000          60,000
7.00%      W.............................................................         1993        500,000         50,000          50,000
7.04%      Y.............................................................         1993        600,000         60,000          60,000
7.72% (Preferred Stock A)................................................         1992      1,600,000         40,000          40,000
6.375% (Preferred Stock A)...............................................         1993      2,400,000         60,000          60,000
Adjustable Rate A........................................................         1986        500,000             --          50,000
Auction Series A.........................................................         1990        750,000         75,000          75,000

      Total..............................................................                                   $450,000        $500,000


      NOTE 8. PREFERRED AND PREFERENCE STOCK WITH SINKING FUND REQUIREMENTS

The following shares of stock were authorized with or without sinking fund requirements as of December 31, 1995 and 1994:

                           Par Value              Shares

Preferred Stock               $100               12,500,000
Preferred Stock A               25               10,000,000
Preference Stock               100                1,500,000



As of December 31, 1995 and 1994, there were no shares of preference stock outstanding. Preferred stock with sinking fund requirements as of December 31, 1995 and 1994, was as follows (dollars in thousands):


                                                                                Year          Shares
Rate/Series                                                                    Issued       Outstanding        1995           1994
5.95%      B (Preferred Stock A) ........................................        1992         800,000      $  20,000       $  20,000
6.10%      C (Preferred Stock A) ........................................        1992         800,000         20,000          20,000
6.20%      D (Preferred Stock A) ........................................        1992         800,000         20,000          20,000
7.12%      Q.............................................................        1987         470,000             --          47,000
7.50%      R.............................................................        1992         850,000         85,000          85,000
6.20%      T.............................................................        1992         130,000         13,000          13,000
6.30%      U.............................................................        1992         130,000         13,000          13,000
6.40%      V.............................................................        1992         130,000         13,000          13,000
6.75%      X.............................................................        1993         500,000         50,000          50,000

Less: Current sinking fund requirements

7.12%      Q..............................................................                                        --         (1,500)

      Total..............................................................                                   $234,000        $279,500

     The annual sinking fund requirements through 2000 are $0 in 1996 and 1997, $4,250,000 in 1998, $24,250,000 in 1999 and $37,250,000 in 2000. Some additional redemptions are permitted at the Company's option.
    The call provisions for the outstanding preferred stock specify various redemption prices not exceeding 105 percent of par value, plus accumulated dividends to the redemption date.



                             NOTE 9. LONG-TERM DEBT

Long-term debt outstanding as of December 31, 1995 and 1994, was as follows (dollars in thousands):

  Series           Year Due         1995            1994
FIRST AND REFUNDING MORTGAGE BONDS:
6.47%-6.60%           1995       $      --      $   40,300
4 1/2%                1995              --          40,000
6.59%                 1996           3,000           3,000
5 3/8%                1997          72,600          72,600
5 5/8%                1997         100,000         100,000
5.17%                 1998          50,000          50,000
7.5%                  1999         100,000         100,000
6 1/4%                1999          65,000          65,000
5.76%                 1999           5,000           5,000
5.78%                 1999          25,000          25,000
5.79%                 1999          30,000          30,000
8% B                  1999         200,000         200,000
7%                    2000         100,000         100,000
7% B                  2000         100,000         100,000
5 7/8%                2001         150,000         150,000
6 5/8% B              2003         100,000         100,000
5 7/8% C              2003          75,000          75,000
6.125%                2003          75,000          75,000
8%                    2004          75,000          75,000
6 1/4% B              2004         100,000         100,000
7.37%-7.41%           2004         100,000         100,000
7%                    2005         200,000         200,000
6 3/8%                2008         125,000         125,000
9 5/8%                2020              --          46,982
10 1/8% B             2020              --          24,854
8 3/4%                2021         150,000         150,000
8 3/8% B              2021         150,000         150,000
8 5/8%                2022         100,000         100,000
7 3/8%                2023         200,000         200,000
6 7/8% B              2023         200,000         200,000
7 7/8%                2024         150,000         150,000
6 3/4%                2025         150,000         150,000
7 1/2% B              2025    $    100,000    $         --
8.27%                 2025          21,000              --
8.27 %                2025          50,000              --
8.28%                 2025           2,000              --
8.30%                 2025           5,000              --
8.95%                 2027          15,681          15,769
7%                    2033         150,000         150,000

POLLUTION CONTROL BONDS:
7.70%                 2012          20,000          20,000
7.75% B               2017          10,000          10,000
7.50%                 2017          25,000          25,000
3.76%                 2014          40,000          40,000
5.80%                 2014          77,000          77,000
     Subtotal                    3,466,281       3,440,505

OTHER LONG-TERM DEBT:
Capitalized leases                   7,477          26,039
Other long-term debt               147,410         130,000
Unamortized debt discount
     and premium, net              (61,674)        (62,918)
Current maturities of
     long-term debt                 (4,295)        (81,926)
     Subtotal (a)                3,555,199       3,451,700

SUBSIDIARY LONG-TERM DEBT:
Crescent Resources, Inc. (b)       130,694          92,102
Nantahala Power and Light           33,288          33,653
Current maturities of
     long-term debt                 (7,776)        (10,333)
     Subtotal                      156,206         115,422
Total long-term debt            $3,711,405      $3,567,122

(a) Substantially all of Duke Power's Electric Plant was mortgaged as of December 31, 1995.
(b) Substantial amounts of Crescent Resources, Inc.'s Real Estate Development projects, land and buildings are pledged as collateral.

    As of December 31, 1995 and 1994, the Company had $40,000,000 in pollution control revenue bonds backed by an unused, two-year revolving credit facility of $40,000,000. In addition, the Company had $130,000,000 in commercial paper outstanding throughout 1995 and 1994 backed by unused three-year revolving credit facilities. These facilities are on a fee basis. Both the $40,000,000 in pollution control bonds and the $130,000,000 in commercial paper are included in long-term debt.
    As of December 31, 1995, Crescent Resources, Inc. had $65,526,000 in mortgage loans which mature through 2000 and $35,125,000 in mortgage loans maturing in 2001 or thereafter. Additionally, Crescent Resources, Inc. had $30,043,000 outstanding at December 31, 1995, included in long-term debt on a $50,000,000 four-year revolving credit facility. Interest rates are variable and at December 31, 1995, ranged from 5.50 percent to 7.10 percent. As of December 31, 1995, Nantahala Power and Light Company had $33,000,000 in senior notes maturing in 2011 and 2012. The two notes carry fixed interest rates of 9.21 percent and 7.45 percent and require monthly payments of principal beginning in 1997 and 1998, respectively.
    The annual maturities of consolidated long-term debt, including capitalized lease principal payments through 2000, are $12,071,000 in 1996; $215,476,000 in 1997; $63,097,000 in 1998; $473,326,000 in 1999; and $206,583,000 in 2000.


                         NOTE 10. FINANCIAL INSTRUMENTS

The carrying amounts of "Cash," "Short-term investments," and "Notes payable" on the Consolidated Balance Sheets approximate fair value primarily because of the short maturities of these instruments. "Other investments" substantially consist of notes receivable issued at fixed rates with maturities up to 30 years for which there are no quoted market prices. Due to the numerous outstanding notes, it was not practicable or cost beneficial for the Company to estimate the fair value of these instruments. The majority of estimated fair value amounts of long-term debt and preferred stock as disclosed below were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 1995 and 1994, are not necessarily indicative of the amounts the Company could have realized in current market exchanges.
     External funds have been established, as required by the Nuclear Regulatory Commission, as a mechanism to fund certain costs of nuclear decommissioning. (See Note 14.) Currently, these nuclear decommissioning trust funds are invested in U.S. stocks, bonds and cash equivalents. "Nuclear decommissioning trust funds" are presented on the Consolidated Balance Sheets at amounts that approximate fair value.

The carrying amounts and estimated fair values of long-term debt and preferred stocks are as follows (dollars in thousands):


                                                        December 31, 1995                           December 31, 1994
                                                 Carrying Amount        Fair Value           Carrying Amount       Fair Value
Long-term debt.............................         $3,777,672          $3,879,000              $3,696,260          $3,392,000
Preferred stock............................         $  684,000          $  689,000              $  781,000          $  697,000

   In order to obtain variable rate financing at an attractive cost, the Company entered into interest rate swap agreements associated with the November 29, 1994, issuance of $200 million aggregate principal amount of its First and Refunding Mortgage Bonds, 8% Series B due 1999 and the August 21, 1995, issuance of $100 million aggregate principal amount of its First and Refunding Mortgage Bonds, 7 1/2% Series B due 2025. The interest rate swaps are reset quarterly based upon the London Interbank Offered Rate (LIBOR). As a result of the interest rate swap contracts, interest expense on the Consolidated Statements of Income is recognized at the weighted average rate for the year tied to the LIBOR rate.
The weighted average rates are as follows (dollars in thousands):

                                         Weighted Average Rate
Series          Year Due    Face Value       1995      1994
8% Series B       1999       $200,000        6.14%     5.95%
7 1/2% Series B   2025       $100,000        7.06%       --

   The Company also entered into a hedge transaction to offset currency fluctuations between the U.S. dollar and the Japanese yen associated with various steam generator contracts. The hedge transaction, with a notional amount of approximately $25 million at December 31, 1994, was fully liquidated by November 1995. The Company recorded any gains or losses associated with the hedge as an adjustment to the capitalized cost of the steam generators.
     Duke Energy Group, Inc. has entered into a hedge transaction to offset currency fluctuations between the U.S. dollar and the Chilean peso associated with expected equity contributions over the next two years to a joint venture. The hedge transaction had a notional amount of approximately $17 million at December 31, 1995. Duke Energy Group, Inc. records any gains or losses associated with the hedge as an adjustment to investments in joint ventures.


                     NOTE 11. INVESTMENTS IN JOINT VENTURES

Certain investments in joint ventures are accounted for by the equity method. The Company's ownership in domestic and international joint ventures is 50 percent or less. The Company's proportionate share of net income in joint ventures for the years ended December 31, 1995, 1994 and 1993 was $9,237,000, $7,049,000 and $2,601,000, respectively. These amounts are reflected in "Operating revenues" on the Consolidated Statements of Income.

A summary of assets and liabilities of joint ventures follows (dollars in thousands):

                                                                          December 31, 1995                December 31, 1994
                                                                                      Company's                        Company's
                                                                                    Proportionate                    Proportionate
                                                                        Total           Share           Total            Share

Assets of joint ventures........................................      $1,445,600       $351,376       $1,117,449       $272,836
Liabilities of joint ventures...................................      $  615,452       $188,102       $  504,029       $164,506

   Of the $615,452,000 and $504,029,000 of total liabilities outstanding at December 31, 1995 and 1994, respectively, $528,289,000 and $407,605,000 represent non-recourse debt at December 31, 1995 and 1994, respectively, for which the Company bears no responsibility beyond the loss of its investment and loans made to certain joint ventures in the event the joint venture defaults on the debt. These loans were approximately $23,170,000 at December 31, 1995.


                          NOTE 12. RETIREMENT BENEFITS
                               A. RETIREMENT PLAN

The Company and its operating subsidiaries, with the exception of Nantahala Power and Light Company, which maintains its own retirement plans, have a non-contributory, defined benefit retirement plan covering substantially all their employees. The benefit is based upon an age-related formula which takes into account years of creditable service and the employee's average compensation based upon the highest compensation during a consecutive sixty-month period. The benefit is reduced by an adjustment which is based upon the employee's social security wages. Normal retirement age under the Plan is age 65; however, early retirement benefits are payable as early as age 55 with 10 years of creditable service or age 51 if the employee has at least 30 years of creditable service. The Company's policy is to fund pension costs as accrued. During 1994, the Company made additional contributions of $30,000,000 to enhance the funded position of the plan.

Net periodic pension cost for the years ended December 31, 1995, 1994 and 1993, include the following components (dollars in thousands):


                                                                         1995                         1994             1993
Service cost benefit earned during the year..............             $    46,402                $43,098             $39,514
Interest cost on projected benefit obligation............                 111,110                 96,521              93,347
Actual return on plan assets.............................(253,314)                 (6,138)                (117,898)
Amount deferred for recognition.......................... 144,022                 (86,995)                  35,652
Expected return on plan assets...........................                (109,292)               (93,133)            (82,246)
Net amortization.........................................                   6,161                  7,657               4,137
      Net periodic pension cost..........................             $    54,381                $54,143             $54,752


A reconciliation of the funded status of the plan to the amounts recognized in the Consolidated Balance Sheets as of December 31, 1995 and 1994, is as follows (dollars in thousands):



                                                                                                        1995            1994
Accumulated benefit obligation:
   Vested benefits...............................................................................  $ (1,289,459)   $ (1,070,355)
   Nonvested benefits............................................................................        (6,216)         (4,420)
      Accumulated benefit obligation.............................................................  $ (1,295,675)   $ (1,074,775)

Fair market value of plan assets,
   consisting primarily of short-term investments and cash equivalents,
   common stocks, real estate investments and government and industrial bonds ...................  $  1,424,148    $  1,167,158
Projected benefit obligation ....................................................................    (1,596,747)     (1,368,740)
Unrecognized net experience loss ................................................................       286,837         319,519
Unrecognized prior service cost reduction .......................................................       (35,039)        (38,872)
Remaining unrecognized transitional obligation ..................................................           801             935
      Pre-funded pension cost ...................................................................  $     80,000    $     80,000



   In determining the projected benefit obligation, the weighted-average assumed discount rate used was 7.50 percent in 1995, 8.25 percent in 1994 and 7.50 percent in 1993. The assumed increase in future compensation level is determined on an age-related basis. The weighted-average salary increase was 4.75 percent in 1995, 5.40 percent in 1994 and 4.50 percent in 1993. The expected long-term rate of return on plan assets used in determining pension cost was 9.00 percent in 1995, 9.00 percent in 1994 and 8.40 percent in 1993.
   During 1995, the Company offered to certain employees an Enhanced Vested Benefits program (EVB). The Company recorded an additional one-time expense for special termination benefits associated with EVB of approximately $42,196,000, including $21,600,000 of additional retirement plan costs.
   During 1993, the Company offered an enhanced early retirement option, Limited Period Separation Opportunity (LPSO), for eligible employees. The Company recorded an additional one-time expense for special termination benefits associated with LPSO of approximately $7,611,000.


                           B. POSTRETIREMENT BENEFITS

The Company and its operating subsidiaries, with the exception of Nantahala Power and Light Company (NP&L), which has maintained its own postretirement benefit plans, currently provide certain health care and life insurance benefits for retired employees. However, NP&L employees who retire after January 1, 1996, will be covered by Duke Power Company's postretirement benefit plan. Employees become eligible for these benefits if they retire at age 55 or greater with 10 years of service or if they retire as early as age 51 with 30 years or more of service. Employees retiring after January 1, 1992, receive a fixed Company allowance, based on years of service, to be used to pay medical insurance premiums. The Company reserves the right to terminate, suspend, withdraw, amend or modify the plans in whole or in part at any time.
   In 1992, the Company commenced funding the maximum amount allowable under section 401(h) of the Internal Revenue Code, which provides for tax deductions for contributions and tax-free accumulation of investment income. Such amounts partially fund the Company's medical and dental postretirement benefits. The Company has also established a Retired Lives Reserve, which has tax attributes similar to 401(h) funding, to partially fund its postretirement life insurance obligation. The Company contributed $23,000,000 into these funding mechanisms in 1995 and $12,269,000 in 1994.

Net periodic postretirement benefit cost for the years ended December 31, 1995, 1994 and 1993, include the following components
(dollars in thousands):


                                                                      1995                     1994                1993
Service cost benefit earned during the year....................            $   5,874             $  5,415               $  4,974
Interest cost on accumulated postretirement benefit obligation.               27,201               25,321                 25,482
Actual return on plan assets................................... (14,726)                (1,451)               (4,143)
Amount deferred for recognition................................   7,260                 (3,469)                  334
Expected return on plan assets.................................               (7,466)              (4,920)                (3,809)
Straight-line -- 20 year amortization of transitional obligation              13,293               13,293                 13,479
Other amortization.............................................                  555                  366                    278
   Net periodic postretirement benefit cost....................             $ 39,457             $ 39,475               $ 40,404


A reconciliation of the funded status of the plan to the amounts recognized in the Consolidated Balance Sheets as of December 31, 1995 and 1994, is as follows (dollars in thousands):




Fair market value of plan assets,                                                      1995                         1994
   consisting primarily of short-term investments and cash equivalents, common
   stocks, real estate investments and government and industrial bonds......                $  105,506                  $   69,987
Actives eligible to retire..................................................... (25,780)                      (11,902)
Actives not eligible to retire................................................. (97,389)                      (90,499)
Retirees and surviving spouses.................................................(253,688)                     (239,978)
Accumulated postretirement benefit obligation .................................               (376,857)                   (342,379)
Unrecognized prior service cost................................................                    712                         783
Unrecognized net experience loss ..............................................                 25,955                      14,448
Unrecognized transitional obligation...........................................                212,695                     225,988
   (Accrued) postretirement benefit cost.......................................             $  (31,989)                 $  (31,173)


   In determining the accumulated postretirement benefit obligation (APBO), the weighted-average assumed discount rate used was 7.50 percent in 1995, 8.25 percent in 1994 and 7.50 percent in 1993. The assumed increase in future compensation level is determined on an age-related basis. The weighted-average salary increase was 4.75 percent in 1995, 5.40 percent in 1994 and 4.50 percent in 1993. The expected long-term rate of return on 401(h) assets used in determining postretirement benefits cost was 9.00 percent in 1995, 9.00 percent in 1994 and 8.40 percent in 1993. For Retired Lives Reserve assets, 8.00 percent was used in 1995, 6.50 percent in 1994 and 7.13 percent in 1993.
   The assumed medical inflation rate was approximately 10.5 percent in 1995. This rate decreases by 0.5 percent to 1.0 percent per year until a rate of 5.5 percent is achieved in the year 2001, which remains fixed thereafter.
   A 1.0 percent increase in the medical and dental trend rates produces a 4.81 percent ($1,589,000) increase in the aggregate service and interest cost. The increase in the APBO attributable to a 1.0 percent increase in the medical and dental trend rates is 9.22 percent ($38,281,000) as of December 31, 1995.


                     NOTE 13. COMMITMENTS AND CONTINGENCIES
                             A. CONSTRUCTION PROGRAM

Projected construction and nuclear fuel costs for Duke Power's electric operations, both including allowance for funds used during construction, are $2.3 billion and $661 million, respectively, for 1996 through 2000. These projections are subject to periodic review and revisions. Actual construction and nuclear fuel costs and capital expenditures incurred may vary from such estimates. Cost variances are due to various factors, including revised load estimates, environmental matters and cost and availability of capital.
    Projected capital expenditures of subsidiaries and diversified activities are $1.0 billion for 1996 through 2000. These projections are subject to periodic review and revisions and may vary significantly as the business plans of the Associated Enterprises Group evolve to meet the opportunity presented by its markets.

                              B. NUCLEAR INSURANCE

The Company maintains nuclear insurance coverage in three areas: liability coverage, property, decontamination and decommissioning coverage, and extended accidental outage coverage to cover increased generating costs and/or replacement power purchases. The Company is being reimbursed by the other joint owners of the Catawba Nuclear Station for certain expenses associated with nuclear insurance premiums paid by the Company.
    Pursuant to the Price-Anderson Act, the Company is required to insure against public liability claims resulting from nuclear incidents to the full limit of liability of approximately $8.9 billion. The maximum required private primary insurance of $200 million has been purchased along with a like amount to cover certain worker tort claims. The remaining amount, currently $8.7 billion, which will be increased by $79.3 million as each additional commercial nuclear reactor is licensed, has been provided through a mandatory industry-wide excess secondary insurance program of risk pooling. The $8.7 billion could also be reduced by $79.3 million for certain nuclear reactors that are no longer operational and may be exempted from the risk pooling insurance program. Under this program, licensees could be assessed retrospective premiums to compensate for damages in the event of a nuclear incident at any licensed facility in the nation. If such an incident occurs and public liability damages exceed primary insurances, licensees may be assessed up to $79.3 million for each of their licensed reactors, payable at a rate not to exceed $10 million a year per licensed reactor for each incident. The $79.3 million amount is subject to indexing for inflation and may be subject to state premium taxes. This amount is further subject to a surcharge of 5 percent (which is included in the above $8.7 billion figure) if funds are insufficient to pay claims and associated costs. If retrospective premiums were to be assessed, the other joint owners of the Catawba Nuclear Station are obligated to assume their pro rata share of such assessment.
    The Company is a member of Nuclear Mutual Limited (NML), which provides $500 million in primary property damage coverage for each of the Company's nuclear facilities. If NML's losses ever exceed its reserves, the Company will be liable, on a pro rata basis, for additional assessments of up to $36 million. This amount represents 5 times the Company's annual premium to NML. The other joint owners of Catawba are obligated to assume their pro rata share of any liability for retrospective premiums and other premium assessments resulting from the NML policies applicable to Catawba.
    The Company is also a member of Nuclear Electric Insurance Limited (NEIL) and purchases insurance through NEIL's excess property, decontamination and decommissioning liability insurance program. NEIL provides excess insurance coverage of $2.25 billion for the Catawba Nuclear Station and $1.5 billion for each of the Oconee and McGuire Nuclear Stations. If losses ever exceed the accumulated funds available to NEIL for the excess property, decontamination and decommissioning liability program, the Company will be liable, on a pro rata basis, for additional assessments of up to $61 million. This amount is limited to 7.5 times the Company's annual premium to NEIL for excess property, decontamination and decommissioning liability insurance. The other joint owners of Catawba are obligated to assume their pro rata share of any liability for retrospective premiums and other premium assessments resulting from the NEIL policies applicable to Catawba.
    The Company participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. Each unit of the Oconee, McGuire and Catawba Nuclear Stations is insured for up to approximately $3.5 million per week, after a 21-week deductible period, with declining amounts per unit where more than one unit is involved in an accidental outage. Coverages continue at 100 percent for 52 weeks and 80 percent for the next 104 weeks. If NEIL's losses for this program ever exceed its reserves, the Company will be liable, on a pro rata basis, for additional assessments of up to $30 million. This amount represents 5 times the Company's annual premium to NEIL for insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. The other joint owners of Catawba are obligated to assume their pro rata share of any liability for retrospective premiums and other premium assessments resulting from the NEIL policies applicable to the joint ownership agreements.


                                    C. OTHER

The Company and North Carolina Municipal Power Agency Number 1 and Piedmont Municipal Power Agency, two of the four other joint owners of the Catawba Nuclear Station, entered into a settlement in September 1995 which resolved outstanding issues related to how certain calculations affecting bills under the Catawba joint ownership contractual agreements should be performed. The settlement was approved by the North Carolina Utilities Commission on January 16, 1996 and the Public Service Commission of South Carolina on January 23, 1996. As part of the settlement, the Company agreed to purchase additional megawatts (MW) of Catawba capacity during the period 1996 through 1999 and remove certain restrictions related to sales of surplus energy by these two joint owners. The additional capacity purchases are 215 MW in 1996, 165 MW in 1997, 120 MW in 1998 and 100 MW in 1999. The Company expects to recover the costs associated with this settlement as part of the purchased capacity levelization, consistent with prior orders of the retail regulatory commissions. Therefore, the Company believes these matters should not have a material adverse effect on the results of operations or financial position of the Company.
    The Company and all four of the other joint owners of the Catawba Nuclear Station entered into settlement agreements in 1994 which resolved all issues in contention in arbitration proceedings related to the Catawba joint ownership contractual agreements. The basic contention in each proceeding was that certain calculations affecting bills under these agreements should be performed differently. These items are covered by the agreements between the Company and the other Catawba joint owners which have been previously approved by the Company's retail regulatory commissions. (For additional information, see Note 3.) In 1994, the Company settled its cumulative net obligation through 1993 of approximately $205 million related to these settlement agreements. Billings for 1994 and later years will conform to the settlement agreements, which have been approved by the Company's retail regulatory commissions. Because the Company expects the costs associated with these settlements to be recovered as part of the purchased capacity levelization, which has been approved by the Company's retail regulatory commissions, the Company included approximately $205 million as an increase to "Purchased capacity costs" on its Consolidated Balance Sheets in 1994. Therefore, the Company believes these matters should not have a material adverse effect on the results of operations or financial position of the Company.
    The Company is also involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the results of operations or financial position of the Company.

                     NOTE 14. NUCLEAR DECOMMISSIONING COSTS

Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $1.3 billion stated in 1994 dollars based on decommissioning studies completed in 1994. This amount includes the Company's 12.5 percent ownership in the Catawba Nuclear Station. The other joint owners of the Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. Both the North Carolina Utilities Commission and the Public Service Commission of South Carolina have granted the Company recovery of estimated decommissioning costs through retail rates over the expected remaining service periods of the Company's nuclear plants. Such estimates presume each unit will be decommissioned as soon as possible following the end of their license life. Although subject to extension, the current operating licenses for the Company's nuclear units expire as follows: Oconee 1 and 2 - 2013, Oconee 3 - 2014; McGuire 1 - 2021, McGuire 2 - 2023; and Catawba 1
- 2024, Catawba 2 - 2026.
   The Nuclear Regulatory Commission issued a rule-making in 1988 which requires an external mechanism to fund the estimated cost to decommission certain components of a nuclear unit subject to radioactive contamination. In addition to the required external funding, the Company maintains an internal reserve to provide for decommissioning costs of plant components not subject to radioactive contamination. During 1995, the Company expensed approximately $56,470,000 which was contributed to the external funds and accrued an additional $1,319,000 to the internal reserve. Nuclear units are depreciated at a rate of 4.70 percent, of which 1.61 percent is for decommissioning. The balance of the external funds as of December 31, 1995, was $273,466,000. The balance of the internal reserve as of December 31, 1995, was $206,155,000 and is reflected in accumulated depreciation and amortization on the Consolidated Balance Sheets. Management's opinion is that the decommissioning costs being recovered through rates, when coupled with assumed after-tax fund earnings of 5.5 percent to 5.9 percent, are currently sufficient to provide for the cost of decommissioning.

                            NOTE 15. RECLASSIFICATION

In the Consolidated Statements of Income and Consolidated Statements of Cash Flows, certain 1993 information has been reclassified to conform with 1994 classifications.

                          INDEPENDENT AUDITORS' REPORT


Duke Power Company:

We have audited the consolidated financial statements of Duke Power
Company and subsidiaries (the Company) listed in the accompanying index for Item 8. Our audits also included the consolidated financial statement schedule listed in the accompanying index. These financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and consolidated financial statement schedule based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


(Signature of Deloitte & Touche LLP)
Deloitte & Touche LLP                                        (Deloitte &
Charlotte, North Carolina                                    Touche LLP
February 9, 1996                                             logo appears here)

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



(Signature of Jeffrey L. Boyer)
Jeffrey L. Boyer
Controller

                                                 QUARTERLY FINANCIAL DATA


                                                                    First     Second         Third         Fourth
Dollars in Thousands (except per-share data)                      Quarter     Quarter       Quarter       Quarter        Total

1995 BY QUARTER
   Operating revenues.......................................    $1,111,065   $1,052,403    $1,379,978    $1,133,238    $4,676,684
   Operating income ........................................    $  369,414   $  263,876    $  504,507    $  211,254    $1,349,051
   Net income ..............................................    $  201,276   $  137,523    $  285,200    $   90,539    $  714,538
   Earnings per share.......................................         $0.92        $0.61         $1.33         $0.39         $3.25

1994 BY QUARTER
   Operating revenues.......................................    $1,099,002   $1,083,310    $1,272,525    $1,034,076    $4,488,913
   Operating income ........................................    $  326,584   $  242,419    $  430,861    $  179,962    $1,179,826
   Net income ..............................................    $  173,617   $  128,002    $  243,741    $   93,516    $  638,876
   Earnings per share.......................................         $0.79        $0.56         $1.13         $0.40         $2.88

Generally, quarterly earnings fluctuate with seasonal weather conditions and maintenance of electric generating units, especially nuclear units.


               SUBSIDIARIES AND DIVERSIFIED ACTIVITIES HIGHLIGHTS

During 1994, the Company reorganized, placing all its subsidiaries and diversified activities into the Associated Enterprises Group (AEG). AEG includes the following:

o CHURCH STREET CAPITAL CORP. (CSCC) manages investment funds, serves as the parent company and provides equity funding and credit enhancement for the non-electric operating subsidiaries. CSCC investment highlights are as follows (dollars in thousands):

   SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
               1995                1994               1993
             $76,300            $170,642           $155,871

   INVESTMENT INCOME (AFTER TAX) (A)
               1995                1994               1993
              $4,783              $7,562             $3,548

O CRESCENT RESOURCES, INC. is engaged in real estate development and forest management.
O DUKE ENERGY GROUP, INC. develops, owns and manages investments in electric power facilities, both nationally and internationally, and markets electric power and natural gas.
o DUKE ENGINEERING & SERVICES, INC. markets engineering, construction, quality assurance, consulting and other engineering-related services for facilities other than coal-fired generating plants, both nationally and internationally.
o DUKE/FLUOR DANIEL, a joint venture with Fluor Daniel, Inc., provides engineering, construction, and support of operating and maintenance activities, primarily for coal-fired generating plants, both nationally and internationally.
o DUKE MERCHANDISING sells and services quality appliances and electronics primarily to Duke Power customers.
o DUKENET COMMUNICATIONS, INC. develops and manages communication systems.
o DUKE WATER OPERATIONS serves areas of Anderson, South Carolina, and Rutherfordton, North Carolina.
o NANTAHALA POWER AND LIGHT COMPANY provides electric service to a five-county area in western North Carolina by its operation of eleven hydroelectric stations and purchase of supplemental power.

                                OPERATING RESULTS


Dollars in Thousands                                   Year ended December 31,              1995             1994          1993
OPERATING REVENUES
Crescent Resources, Inc...............................................................    $  85,361       $   64,724    $   46,784
Duke Energy Group, Inc. (b)...........................................................       10,017            9,478         6,033
Nantahala Power and Light Company (c).................................................       62,510           68,595        67,142
All Other Business Units (d)..........................................................      141,337          109,932       106,340
   Total Associated Enterprises Group.................................................    $ 299,225       $  252,729    $  226,299

OPERATING INCOME
Crescent Resources, Inc...............................................................    $  63,973       $   46,236    $   30,004
Duke Energy Group, Inc................................................................       (1,422)          (1,035)       (2,929)
Nantahala Power and Light Company.....................................................        9,262           12,224         8,844
All Other Business Units (d)..........................................................       20,407           15,506         1,939
   Total Associated Enterprises Group.................................................    $  92,220       $   72,931    $   37,858

NET INCOME
Crescent Resources, Inc...............................................................    $  35,500       $   26,525    $   16,327
Duke Energy Group, Inc. (e)...........................................................          170            5,749        (1,949)
Nantahala Power and Light Company.....................................................        4,037            6,169         4,261
All Other Business Units (d)..........................................................       14,550           13,593         2,876
   Total Associated Enterprises Group.................................................    $  54,257       $   52,036    $   21,515

                                                    FINANCIAL POSITION

Dollars in Thousands                                        December 31,                    1995             1994          1993
TOTAL ASSETS
Crescent Resources, Inc...............................................................    $ 381,073       $  294,175    $  219,206
Duke Energy Group, Inc. (f)...........................................................      149,391          110,656       144,499
Nantahala Power and Light Company.....................................................      144,069          125,883       107,872
All Other Business Units (d)..........................................................      283,774          279,430       265,977
   Total Associated Enterprises Group.................................................    $ 958,307       $  810,144    $  737,554
TOTAL LIABILITIES
Crescent Resources, Inc...............................................................    $ 185,996       $  134,574    $   86,172
Duke Energy Group, Inc................................................................        9,783            4,672        31,816
Nantahala Power and Light Company.....................................................       86,691           72,542        60,700
All Other Business Units (d)..........................................................       43,498           22,312        30,902
   Total Associated Enterprises Group.................................................    $ 325,968       $  234,100    $  209,590


                                                        CASH FLOWS

Dollars in Thousands                                   Year ended December 31,              1995             1994          1993

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Crescent Resources, Inc...............................................................    $  40,144       $   37,691    $   36,254
Duke Energy Group, Inc................................................................       (3,521)          (6,614)       (1,438)
Nantahala Power and Light Company.....................................................        8,419           12,817        14,869
All Other Business Units (d)..........................................................        1,769           10,589         8,795
   Total Associated Enterprises Group.................................................    $  46,811       $   54,483    $   58,480

CASH PROVIDED BY INVESTING ACTIVITIES
Crescent Resources, Inc...............................................................    $   5,910       $    2,524    $    1,310
Duke Energy Group, Inc. (g)...........................................................       14,253           40,740        28,785
Nantahala Power and Light Company.....................................................           --               --            --
All Other Business Units (h)..........................................................       97,793            5,100        21,377
   Total Associated Enterprises Group.................................................    $ 117,956       $   48,364    $   51,472

CASH USED IN INVESTING ACTIVITIES
Crescent Resources, Inc...............................................................    $  84,603       $   78,689    $   43,444
Duke Energy Group, Inc................................................................       44,776           19,575       116,498
Nantahala Power and Light Company.....................................................       23,944           23,989        19,254
All Other Business Units (i)..........................................................       66,768           18,500         1,450
   Total Associated Enterprises Group.................................................    $ 220,091       $  140,753    $  180,646

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES (j)
Crescent Resources, Inc. (k)..........................................................    $  38,521       $   37,589    $      945
Duke Energy Group, Inc. (l)...........................................................           --               --            --
Nantahala Power and Light Company.....................................................       15,536           10,896         3,206
All Other Business Units (m)..........................................................        5,302           (6,993)       71,537
   Total Associated Enterprises Group.................................................    $  59,359       $   41,492    $   75,688

                                                     OTHER INFORMATION
                                                            December 31,                    1995             1994          1993

FULL-TIME EMPLOYEES AT YEAR-END
Crescent Resources, Inc...............................................................           94               89            77
Duke Energy Group, Inc................................................................           43               35            24
Nantahala Power and Light Company.....................................................          182              184           194
All Other Business Units..............................................................        1,036              703           755
   Total Associated Enterprises Group.................................................        1,355            1,011         1,050

(a) Earnings for 1995, 1994 and 1993 exclude elimination of intercompany profits of $59,000, $49,000 and $509,000, respectively.
(b) Includes Duke Energy Group, Inc.'s allocable share of net income from Joint Ventures. (See Note 11.)
(c) Nantahala Power and Light Company's operating revenues include revenues from the sale of electricity to Duke Power of $1,205,000, $12,131,000 and $13,683,000 for 1995, 1994 and 1993, respectively.
(d) All other business units amounts include Associated Enterprises Group intercompany eliminations.
(e) 1994 includes a gain of $4,800,000, after tax, from the sale of preferred stock.
(f)      Includes Duke Energy Group, Inc.'s investments in joint ventures. (see
         Note 11.)
(g) 1994 includes proceeds from the sale of preferred stock of $32,468,000 and debt securities of $3,360,000. 1993 includes proceeds from the sale of debt securities of $19,654,000.
(h) 1995 and 1993 include the net change in short-term investments for the period of $56,392,000 and $20,653,000, respectively. Also, 1995 includes proceeds from the sale of a dividend capture program of $40,953,000.
(i) 1994 includes the net change in short-term investments for the period of $12,060,000.
(j) Excludes capital infusion and return of capital transactions between parent, Church Street Capital Corp., and its subsidiaries.
(k) 1993 excludes capital infusion from parent, Church Street Capital Corp., of $6,000,000.
(l) 1995 and 1993 exclude net capital infusions from parent, Church Street Capital Corp., of $33,455,000 and $91,864,000, respectively. 1994 excludes net return of capital to Church Street Capital Corp. of $12,100,000.
(l) 1993 includes capital infusion from Duke Power to Church Street Capital Corp. of $75,000,000.

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                                     Balance              Balance
                                 Description                                        Beginning               End
                                                                                     of Year              of Year

                                                                                         Dollars in thousands

FOR THE YEAR ENDED DECEMBER 31, 1995
Reserves Related to Assets on Balance Sheet. . . . . . . . . . . . . . . . .      $    8,059           $    7,774
Other Reserves
         Operating Reserves (1) . . . . . . . . . . . . . . . . . . . . . .          154,722              176,098
FOR THE YEAR ENDED DECEMBER 31, 1994
Reserves Related to Assets on Balance Sheet. . . . . . . . . . . . . . . . .          10,353                8,059
Other Reserves
         Operating Reserves (1) . . . . . . . . . . . . . . . . . . . . . .          107,477              154,722
FOR THE YEAR ENDED DECEMBER 31, 1993
Reserves Related to Assets on Balance Sheet. . . . . . . . . . . . . . . . .          10,730               10,353
Other Reserves
         Operating Reserves (1) . . . . . . . . . . . . . . . . . . . . . .           78,103              107,477


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


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information for this item concerning directors of the Company is set forth in the sections entitled "Election of Directors", "Information Regarding the Board of Directors" and "Common Stock Ownership of Certain Beneficial Owners and Management" in the proxy statement of the Company relating to its 1996 annual meeting of shareholders, which are being incorporated herein by reference.

         Information concerning the executive officers of the Company is set forth in the section entitled "Executive Officers of the Company" in this annual report.


ITEM 11. EXECUTIVE COMPENSATION.

         Information for this item is set forth in the section entitled "Executive Compensation" in the proxy statement of the Company relating to its 1996 annual meeting of shareholders, which is being incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information for this item is set forth in the section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the proxy statement of the Company relating to its 1996 annual meeting of shareholders, which is being incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information for this item is set forth in the sections entitled "Information Regarding the Board of Directors" and "Common Stock Ownership of Certain Beneficial Owners and Management" in the proxy statement of the Company relating to its 1996 annual meeting of shareholders, which are being incorporated herein by reference.


                                    PART IV.

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

         Consolidated Financial Statements

                  Consolidated Statements of Income for the Three Years Ended December 31, 1995

                  Consolidated Statements of Retained Earnings for the Three Years Ended December 31, 1995

                  Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1995

                  Consolidated Balance Sheets -- December 31, 1995 and 1994

                  Notes to Consolidated Financial Statements

         Selected Quarterly Financial Data (unaudited)

         Consolidated Financial Statement Schedule

                  Schedule II -- Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 1995

                  All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

         (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the last quarter of 1995.

         (c) Exhibits -- See Exhibit Index immediately following signature page.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte and State of North Carolina on the 12th day of March, 1996.

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


       Signature                                        Title                                Date
      W. H. GRIGG                        Chairman of the Board and Chief                  March 12, 1996
                                         Executive Officer (Principal
                                         Executive Officer)
  RICHARD J. OSBORNE                     Senior Vice President and Chief Financial        March 12, 1996
                                         Officer (Principal Financial Officer)
   JEFFREY L. BOYER                      Controller (Principal Accounting                 March 12, 1996
                                         Officer)
   G. ALEX BERNHARDT
  CRANDALL C. BOWLES
    ROBERT J. BROWN
      W. A. COLEY
STEVE C. GRIFFITH, JR.
      W. H. GRIGG
GEORGE DEAN JOHNSON, JR.                  A Majority of the Directors                     March 12, 1996
     W. W. JOHNSON
      MAX LENNON
    JAMES G. MARTIN
      BUCK MICKEL
     R. B. PRIORY
RUSSELL M. ROBINSON, II


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

Exhibit
Number

3-A       --      Restated Articles of Incorporation of registrant, dated as of October 6, 1993 (filed with Form S-3, File
                  No. 33-50617, effective October 20, 1993, as Exhibit 4(A)).
3-B       --      Articles of Amendment of registrant dated November 1, 1993, relating  to the  6.375%  Cumulative  Preferred  Stock A, 1993
                  Series (filed with Form S-3, No. 33-52479, effective March 29,
                  1994, as Exhibit 4(B)).
*3-C      --      By-Laws of registrant, as amended.
4-B-1     --      First and Refunding  Mortgage  from  registrant to Guaranty
                  Trust  Company of New York,  Trustee,  dated as of December 1,
                  1927 (filed with Form S-1, File No. 2-7224,  effective October
                  15, 1947, as Exhibit 7(a)).
4-B-2     --      Supplemental Indenture, dated as of March 12, 1930, supplementing said Mortgage (filed with Form
                  S-1, File No. 2-7224, effective October 15, 1947, as Exhibit 7(b)).
4-B-5     --      Supplemental Indenture, dated as of September 1, 1936, supplementing said Mortgage (filed with
                  Form S-1, File No. 2-7224, effective October 15, 1947, as Exhibit 7(e)).
4-B-6     --      Supplemental Indenture, dated as of January 1, 1941, supplementing said Mortgage (filed with Form
                  S-1, File No. 2-7224, effective October 15, 1947, as Exhibit 7(f)).
4-B-7     --      Supplemental Indenture, dated as of April 1, 1944, supplementing said Mortgage (filed with Form
                  S-1, File No. 2-7224, effective October 15, 1947, as Exhibit 7(g)).
4-B-8     --      Supplemental Indenture, dated as of September 1, 1947, supplementing said Mortgage (filed with
                  Form S-1, File No. 2-7224, effective October 15, 1947, as Exhibit 7(h)).
4-B-9     --      Supplemental Indenture, dated as of September 8, 1947, supplementing said Mortgage (filed with
                  Form S-1, File No. 2-10401, effective August 21, 1953, as Exhibit 4-B-9).
4-B-10    --      Supplemental  Indenture,  dated  as of  February  1,  1949, supplementing  said  Mortgage  (filed with Form S-1,  File No.
                  2-7808, effective February 3, 1949, as Exhibit 7(j)).
4-B-11    --      Supplemental   Indenture,   dated  as  of  March  1,  1949,
                  supplementing  said  Mortgage  (filed with Form S-1,  File No.
                  2-8877, effective April 6, 1951, as Exhibit 7(k)).
4-B-14    --      Supplemental  Indenture,  dated  as  of  October  1,  1954, supplementing  said  Mortgage  (filed with Form S-9,  File No.
                  2-11297, effective December 30, 1954, as Exhibit 2-B-14).
4-B-17    --      Supplemental Indenture, dated as of January 1, 1960, supplementing said Mortgage (filed with Form 10, effective June 29, 1961, as Exhibit 3-B-18).
4-B-18    --      Supplemental Indenture, dated as of February 1, 1960, supplementing said Mortgage (filed with Form 10, effective June 29, 1961, as Exhibit 3-B-19).
4-B-21    --      Supplemental  Indenture,   dated  as  of  June  15,  1964,
                  supplementing  said  Mortgage  (filed with Form S-1,  File No.
                  2-25367, effective August 3, 1966, as Exhibit 4-B-20).
4-B-23    --      Supplemental  Indenture,   dated  as  of  April  1,  1967,
                  supplementing  said  Mortgage  (filed with Form S-9,  File No.
                  2-28023, effective February 15, 1968, as Exhibit 2-B-25).
4-B-24    --      Supplemental  Indenture,  dated as of  February  1,  1968, supplementing  said  Mortgage  (filed with Form S-9,  File No.
                  2-31304, effective January 21, 1969, as Exhibit 2-B-26).
4-B-48    --      Supplemental  Indenture,  dated as of  September  1, 1983, supplementing  said  Mortgage  (filed with Form S-3,  File No.
                  2-95931, effective April 1, 1985, as Exhibit 4-B-48).
4-B-49    --      Supplemental  Indenture,  dated as of  September  1, 1984, supplementing  said  Mortgage  (filed with Form S-3,  File No.
                  2-95931, effective April 1, 1985, as Exhibit 4-B-49).
4-B-56    --      Supplemental  Indenture,  dated as of February  15,  1987, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1986, File No. 1-4928, as Exhibit 4-B-56).
4-B-58    --      Supplemental  Indenture,  dated  as of  October  1,  1987, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1987, File No. 1-4928, as Exhibit 4-B-58).
4-B-60    --      Supplemental  Indenture,   dated  as  of  March  1,  1990,
                  supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1990, File No. 1-4928, as Exhibit 4-B-60).
4-B-62    --      Supplemental   Indenture,   dated  as  of  May  15,  1990,
                  supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1990, File No. 1-4928, as Exhibit 4-B-62).
4-B-63     --     Supplemental  Indenture,   dated  as  of  March  1,  1991,
                  supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1990, File No. 1-4928, as Exhibit 4-B-63).
4-B-64     --     Supplemental   Indenture,   dated  as  of  July  1,  1991,
                  supplementing  said  Mortgage  (filed with Form S-3,  File No.
                  33-45501, effective February 13, 1992, as Exhibit 4-B-64).
4-B-65     --     Supplemental  Indenture,  dated as of  December  1,  1991, supplementing  said  Mortgage  (filed with Form S-3,  File No.
                  33-45501, effective February 13, 1992, as Exhibit 4-B-65).
4-B-66     --     Supplemental  Indenture,   dated  as  of  March  1,  1992,
                  supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1991, File No. 1-4928, as Exhibit 4-B-66).
4-B-67     --     Supplemental   Indenture,   dated  as  of  June  1,  1992,
                  supplementing  said  Mortgage  (filed with Form S-3,  File No.
                  33-50592, effective August 11, 1992, as Exhibit 4-B-67).
4-B-68     --     Supplemental   Indenture,   dated  as  of  July  1,  1992,
                  supplementing  said  Mortgage  (filed with Form S-3,  File No.
                  33-50592, effective August 11, 1992, as Exhibit 4-B-68).
4-B-69     --     Supplemental  Indenture,  dated as of  September  1, 1992, supplementing  said  Mortgage  (filed with Form S-3,  File No.
                  33-53308, effective November 24, 1992, as Exhibit 4-B-69).
4-B-70     --     Supplemental  Indenture,  dated as of  February  1,  1993, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1992, File No. 1-4928, as Exhibit 4-B-70).
4-B-71     --     Supplemental  Indenture,   dated  as  of  March  1,  1993,
                  supplementing  said  Mortgage  (filed with Form S-3,  File No.
                  33-59448, effective March 17, 1993, as Exhibit 4-B-71).
4-B-72     --     Supplemental  Indenture,   dated  as  of  April  1,  1993,
                  supplementing  said  Mortgage  (filed with Form S-3,  File No.
                  33-50543, effective October 20, 1993, as Exhibit 4-B-72).
4-B-73     --     Supplemental   Indenture,   dated  as  of  May  1,  1993,
                  supplementing  said  Mortgage  (filed with Form S-3,  File No.
                  33-50543, effective October 20, 1993, as Exhibit 4-B-73).
4-B-74     --     Supplemental   Indenture,   dated  as  of  June  1,  1993,
                  supplementing  said  Mortgage  (filed with Form S-3,  File No.
                  33-50543, effective October 20, 1993, as Exhibit 4-B-74).
4-B-75     --     Supplemental   Indenture,   dated  as  of  July  1,  1993,
                  supplementing  said  Mortgage  (filed with Form S-3,  File No.
                  33-50543, effective October 20, 1993, as Exhibit 4-B-75).
4-B-76     --     Supplemental  Indenture,  dated  as  of  August  1,  1993, supplementing  said  Mortgage  (filed with Form S-3,  File No.
                  33-50543, effective October 20, 1993, as Exhibit 4-B-76).
4-B-77     --     Supplemental  Indenture,  dated  as of  August  20,  1993, supplementing  said  Mortgage  (filed with Form S-3,  File No.
                  33-50543, effective October 20, 1993, as Exhibit 4-B-77).
4-B-78     --     Supplemental   Indenture,   dated  as  of  May  1,  1994,
                  supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1994, File No. 1-4928, as Exhibit 4-B-78).
4-B-79     --     Supplemental  Indenture,  dated as of  November  1,  1994, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1994, File No. 1-4928, as Exhibit 4-B-79).
*4-B-80   --      Supplemental Indenture, dated as of August 1, 1995, supplementing said Mortgage.
4-C       --      Instrument of Resignation, Appointment and Acceptance among
                  Duke Power Company, Morgan Guaranty Trust Company of New York,
                  as Trustee, and Chemical Bank, as Successor Trustee,  dated as of August 30,  1994  (filed  with Form 10-K for the year ended
                  December 31, 1994, File No. 1-4928, as Exhibit 4-C).
10-A       --     Agreement, dated March 6, 1978, between the registrant and the North Carolina Municipal Power Agency No. 1
                  (filed with Form 8-K for the month of March 1978, File No. 1-4928).
10-B       --     Agreement, dated August 1, 1980, between the registrant and Piedmont Municipal Power Agency (filed with
                  Form 8-K for the month of August 1980, File No. 1-4928).
10-C       --     Agreement,  dated  October 14, 1980 between the  registrant and North Carolina Electric Membership Corporation (filed with
                  Form 10-Q for the quarter ended  September 30, 1980,  File No.
                  1-4928).
10-D       --     Agreement, dated October 14, 1980 between the registrant and Saluda River Electric Cooperative, Inc.
                  (filed with Form 10-Q for the quarter ended September 30, 1980, File No. 1-4928).
10-E+      --     Employees' Stock Ownership Plan.
10-F++     --     Employee Incentive Plan.
10-G++     --     1993 Executive Long-Term Incentive Plan.
10-H+      --     Supplemental Security Plan.
10-I+      --     Stock Purchase-Savings Program for Employees.
10-J+      --     Employees' Retirement Plan.
10-K+      --     Supplemental Retirement Plan.
10-L+      --     Compensation Deferral Plan.
10-M+      --     Compensation Deferral Plan for Outside Directors.
10-N+      --     Retirement Plan for Outside Directors.
10-O+      --     Supplementary Defined Contribution Plan for Employees.
10-P+      --     Directors' Charitable Giving Program.
10-Q+      --     Vacation Banking Plan.
10-R+      --     Estate Conservation Plan.
10-S+      --     Supplemental Insurance Plan.
10-T+      --     Group Life Insurance Plan.
10-U+      --     Stock Ownership Plan for Nonemployee Directors.
10-V+ + +  --     Executive Short-Term Incentive Plan.
10-W+ + +  --     Executive Long-Term Incentive Plan.
*12        --     Computation of Ratio of Earnings to Fixed Charges.
*23        --     Consent of Independent Auditors.
*24(a)     --     Power of attorney  authorizing  Ellen T. Ruff and others to sign the annual report on behalf of the registrant and certain of its directors and officers.
*24(b)     --     Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.
*27        --     Financial Data Schedule.


 +   Compensatory  plan or  arrangement  filed  with Form 10-K for the year ended  December  31,  1992,  File No.  1-4928,  under the same exhibit number as listed herein.
++   Compensatory plan or arrangement filed with Form 10-K for the year ended December 31, 1993, File No.
     1-4928, under the same exhibit number as listed herein.
+++  Compensatory plan or arrangement filed with Form 10-K for the year ended December 31, 1994, File
     No. 1-4928, under the same exhibit number as listed herein.