Form 10-Q
period 1996-03-31
DUKE POWER CO /NC/
filed 1996-05-13
CIK 30371

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549







                            FORM 10-Q

                        QUARTERLY REPORT

             Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


                For Quarter Ended March 31, 1996








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

  For Quarter Ended March 31, 1996              Commission File
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

Number of shares of Common Stock, without par value, outstanding at March 31, 1996 ..... 204,859,339 shares

                            DUKE POWER COMPANY

                                   INDEX

                                                                      PAGE


PART I. FINANCIAL INFORMATION

Consolidated Statements of Income for the Three Months Ended March
  31, 1996 and 1995.................................................    2
Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 1996 and 1995...........................................    3
Consolidated Balance Sheets - March 31, 1996 and December 31, 1995..   4-5
Consolidated Statements of Capitalization - March 31, 1996 and
  December 31, 1995.................................................     6
Notes to Consolidated Financial Statements..........................     7
Management's Discussion and Analysis of Financial Condition and
  Results of Operations.............................................    8-9


PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders.........    10
 Item 6. Exhibits and Reports on Form 8-K............................    10



SIGNATURES............................................................   11

Part I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                               DUKE POWER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (dollars in thousands)

                                                        Three Months Ended
                                                             March 31
                                                         1996        1995
Operating revenues..................................$ 1,162,077  $ 1,111,065
Operating expenses
 Fuel used in electric generation...................    176,545      169,368
 Net interchange and purchased power................    109,285      114,259
 Other operation and maintenance....................    330,073      282,130
 Depreciation and amortization......................    122,737      112,735
 General taxes .....................................     66,025       63,159
  Total operating expenses .........................    804,665      741,651

Operating income ...................................    357,412      369,414

Interest expense and other income
  Interest expense...................................   (71,463)     (72,523)
  Allowance for funds used during construction and
  other deferred returns.............................    28,910       31,597
  Other, net ........................................     2,938        2,048

     Total interest expense and other income ........   (39,615)     (38,878)

Income before income taxes...........................   317,797      330,536

Income taxes ........................................   126,493      129,260

Net income ..........................................   191,304      201,276

Dividends on preferred and preference stock..........    11,127       12,735
Earnings for common stock ........................... $ 180,177    $ 188,541

Common stock data
   Average common shares outstanding (thousands) ....   204,859      204,859
   Earnings per share ...............................    $ 0.88       $ 0.92
   Dividends per share ..............................    $ 0.51       $ 0.49


                See Notes to Consolidated Financial Statements.

                                 DUKE POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                             (dollars in thousands)

                                                        Three Months Ended
                                                             March 31
                                                        1996          1995

Cash flows from operating activities
 Net income .........................................$ 191,304     $ 201,276

 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Non-cash items
   Depreciation and amortization.....................  176,905       168,727
   Deferred income taxes and investment tax credit
     amortization....................................  (10,759)        6,733
   Allowance for equity funds used during
     construction ...................................   (3,421)       (5,928)
   Purchased capacity levelization ..................   31,037       (25,894)
   Other, net .......................................   26,780         2,728
  (Increase) Decrease in
    Accounts receivable .............................   56,355       (16,518)
    Inventory........................................    9,814       (23,167)
    Prepayments......................................    1,091        (4,969)
   Increase (Decrease) in
    Accounts payable ................................  (67,745)      (56,484)
    Taxes accrued ...................................  123,849        96,673
    Interest accrued and other liabilities ..........  (54,549)      (29,579)
   Total adjustments.................................  289,357       112,322

     Net cash provided by operating activities ......  480,661       313,598

Cash flows from investing activities
 Construction expenditures and other property
   additions ........................................ (209,073)     (215,142)
 External funding for decommissioning ...............  (14,118)      (14,118)
 Investment in nuclear fuel..........................   (6,412)       (3,719)
 Investment in joint ventures........................  (16,552)       (2,326)
 Net change in investment securities.................   (9,956)       (1,128)

     Net cash used in investing activities........... (256,111)     (236,433)

Cash flows from financing activities
 Proceeds from the issuance of
  Construction loans and other ......................     -            8,429
 Payments for the redemption of
  First and refunding mortgage bonds ................   (3,000)      (40,000)
  Short-term notes payable, net ..................... (118,000)       67,100
  Preferred stock ...................................     -           (2,926)
  Construction loans and other.......................   (2,170)         (512)
 Dividends paid ..................................... (115,690)     (113,305)
 Other...............................................    5,153          (371)
     Net cash used in financing activities .......... (233,707)      (81,585)

Net increase (decrease) in cash .....................   (9,157)       (4,420)
Cash at beginning of period .........................   45,410        37,430

Cash at end of period ............................... $ 36,253      $ 33,010


                          See Notes to Consolidated Financial Statements.

                                DUKE POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                    (unaudited)
                             (dollars in thousands)


                                                       March 31   December 31
                                                         1996         1995

ASSETS
 Current assets
  Cash............................................    $ 36,253      $ 45,410
  Short-term investments .........................      87,787        76,300
  Receivables (less allowance for losses:
    1996 - $6,679;1995 - $6,352)..................     633,349       689,703
  Inventory - at average cost ....................     332,028       341,841
  Prepayments and other...........................      21,809        22,900
     Total current assets ........................   1,111,226     1,176,154


 Investments and other assets
  Investments in joint ventures ..................     179,826       163,274
  Other investments, at cost or less .............      83,664        85,194
  Nuclear decommissioning trust funds.............     291,524       273,466
  Pre-funded pension cost ........................      80,000        80,000
     Total investments and other assets...........     635,014       601,934


 Property, plant and equipment
  Electric plant in service (at original cost)
   Production.....................................   7,258,416     7,154,332
   Transmission...................................   1,537,403     1,532,302
   Distribution ..................................   4,136,459     4,105,513
   Other..........................................   1,062,441     1,030,226
    Electric plant in service.....................  13,994,719    13,822,373
   Less accumulated depreciation and
     amortization.................................   5,219,942     5,122,192
    Electric plant in service, net................   8,774,777     8,700,181

   Nuclear fuel...................................     712,201       731,691
   Less accumulated amortization..................     467,206       453,921
    Nuclear fuel, net.............................     244,995       277,770

   Construction work in progress (including
     nuclear fuel in process:
    1996 - $25,491; 1995 - $25,500)...............     316,454       382,582
     Total electric plant, net ...................   9,336,226     9,360,533

   Other property - at cost (less accumulated
     depreciation:
    1996 - $29,519; 1995 - $29,956)...............     379,745       354,713
     Total property, plant and equipment, net ....   9,715,971     9,715,246

 Deferred debits
  Purchased capacity costs .......................     934,436       965,473
  Debt expense, primarily refinancing costs, being
    amortized over the terms of related debt......     178,385       180,930
  Regulatory asset related to income taxes .......     489,450       490,676
  Regulatory asset related to DOE assessment fee..     101,274       101,274
  Other ..........................................     111,587       126,797
     Total deferred debits .......................   1,815,132     1,865,150

Total assets .....................................$ 13,277,343  $ 13,358,484


                    See Notes to Consolidated Financial Statements.

                                    DUKE POWER COMPANY
                               CONSOLIDATED BALANCE SHEETS
                                        (unaudited)
                                  (dollars in thousands)



                                                       March 31   December 31
                                                         1996         1995

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
  Accounts payable.................................   $ 214,391     $ 343,692
  Notes payable ...................................      37,300       155,300
  Taxes accrued ...................................     156,231        34,884
  Interest accrued.................................      71,002        73,675
  Current maturities of long-term debt and
    preferred stock................................      10,753        12,071
  Other............................................      97,594       149,555
      Total current liabilities....................     587,271       769,177

 Long-term debt....................................   3,713,875     3,711,405

     Accumulated deferred income taxes.............   2,375,500     2,382,204

 Deferred credits and other liabilities
  Investment tax credit ...........................     258,550       261,347
  DOE assesssment fee..............................     101,274       101,274
  Nuclear decommissioning costs
    externally funded..............................     291,524       273,466
  Other............................................     404,571       390,427
       Total deferred credits and other
         liabilities...............................   1,055,919     1,026,514

 Preferred and preference stock with sinking fund
   requirements....................................     234,000       234,000

 Preferred and preference stock without sinking
   fund requirements...............................     450,000       450,000

Common stockholders' equity
 Common stock, no par..............................   1,926,909     1,926,909
 Retained earnings.................................   2,933,869     2,858,275
       Total common stockholders' equity...........   4,860,778     4,785,184

Total liabilities and stockholders' equity.........$ 13,277,343  $ 13,358,484


                  See Notes to Consolidated Financial Statements.

                                   DUKE POWER COMPANY
                        CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                      (unaudited)
                                (dollars in thousands)



                                                         March 31  December 31
                                                           1996        1995

Common Stock Equity
 Common stock, no par, 300,000,000 shares authorized;
   204,859,339 shares outstanding for 1996 and 1995....$ 1,926,909  $ 1,926,909
 Retained earnings.....................................  2,933,869    2,858,275
       Total common stock equity.......................  4,860,778    4,785,184

Preferred and preference stock (At March 31, 1996 and
  December 31, 1995 12,500,000 shares of preferred stock, 10,000,000 shares of preferred stock A, and 1,500,000 shares of preference stock were authorized with or without sinking fund requirements)

  Without sinking fund requirements....................    450,000      450,000

  With sinking fund requirements.......................    234,000      234,000
      Total preferred and preference stock ............    684,000      684,000

Long-term debt
 First and refunding mortgage bonds ...................  3,463,281    3,466,281
 Capitalized leases ...................................     12,800        7,477
 Other long-term debt..................................    147,239      147,410
 Unamortized debt discount and premium, net ...........    (60,504)     (61,674)
 Current maturities of long-term debt .................     (2,253)      (4,295)
   Subtotal long-term debt.............................  3,560,563    3,555,199

 Subsidiary long-term debt
  Crescent Resources, Inc..............................    128,582      130,694
  Nantahala Power and Light Company ...................     33,230       33,288
  Current maturities of long-term debt ................     (8,500)      (7,776)

   Subtotal subsidiary long-term debt .................    153,312      156,206

       Total consolidated long-term debt ..............  3,713,875    3,711,405
Total capitalization ..................................$ 9,258,653  $ 9,180,589


                        See Notes to Consolidated Financial Statements.

                            DUKE POWER COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)


      1. Total income taxes paid for the quarter ended March 31 were $1,667,000 and $12,587,000 for 1996 and 1995, respectively. Interest paid, net of amounts capitalized, for the quarter ended March 31 was $68,019,000 and $67,591,000 for 1996 and 1995, respectively.

      2. The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the results of operations or the financial position of the Company.

     3. These are quarterly financial statements and the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective years. These amounts may be affected by seasonal temperature variations, timing of scheduled and unscheduled maintenance of certain electric generating units, and the Company's policy of accruing estimates for certain other expenses ratably over twelve months until final amounts are determined.

      4. In the opinion of the Company, the accompanying financial statements contain adjustments of a normal recurring nature such that the financial statements present fairly the financial position of the Company as of the respective dates shown and the results of its operations for the respective periods then ended.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity And Capital Resources

     The South Carolina Public Service Commission, on May 7, 1996, ordered a rate reduction in the form of a decrement rider of 0.4319 cents per kilowatt-hour, or an average of approximately 8 percent, affecting South Carolina retail customers. The rate reduction will be reflected on bills rendered on or after June 1, 1996. This net decrement rider reflects a reduction for an interim true-up adjustment associated with Catawba Nuclear Station purchased capacity costs as well as an increase for demand side management costs recovery. The rate adjustment was made because, in the
South   Carolina   retail   jurisdiction,   cumulative  levelized  revenues
associated with the recovery of Catawba purchased capacity costs have exceeded purchased capacity payments and accrual of deferred returns.

     During the period January 1, 1996 through March 31, 1996, additions to property (including nuclear fuel) of $139.4 million and retirements of $28.1 million resulted in a net increase in gross plant of $111.3 million.

      The Company has substantially completed the construction of a combustion turbine facility in Lincoln County, North Carolina to provide capacity at periods of peak demand. During 1995, twelve units of the Lincoln Combustion Turbine Station began commercial operation. The last four units began commercial operation in the first quarter of 1996, two units on February 1, 1996 and two units on March 1, 1996.

      In 1995, the Company issued two requests for proposals (RFP) to solicit competitive bids for its future electric generating resources. The short-term RFP solicited bids to provide options for up to 675 megawatts of capacity with terms of 1 to 4 years. The long-term RFP solicited bids to provide up to 300 megawatts of purchased power to be available beginning in 1998 or 1999, for contract periods of between 5 and 20 years in duration. The Company has evaluated a total of 16 proposals received for both the short-term RFP and the long-term RFP. The Company has signed a Letter of Intent with PECO Energy Co. of Philadelphia for the option to purchase up to 250 megawatts of capacity during the summer months of 1998 through 2001. Final contract arrangements are currently underway, during which the two parties may agree to increase the option amount to 350 megawatts. The long-term RFP is closed and will not be awarded. This completes the solicitation process which began with the release of the two RFP's in 1995.

     The Company normally experiences seasonal peak loads in the summer and winter which are relatively in balance. On August 14, 1995, the Company experienced a new all-time peak load of 15,542 megawatts. This peak load figure excludes both the portion of the demand of the other joint owners of the Catawba Nuclear Station met by their retained ownership and the load of Nantahala Power and Light Company.

      Fixed charges coverage for the twelve months ended March 31, 1996, using the SEC method, was 4.91 times. Internal cash generation for the twelve months ended March 31, 1996 was 92 percent.

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

     The Federal Energy Regulatory Commission (FERC) on December 14, 1995 issued an order accepting the Company's open access transmission tariffs and ordered a hearing on the rates to be charged for service under those tariffs. The terms and conditions of service are subject to the outcome of the FERC's final rule and the rates are subject to the outcome of ongoing proceedings before the FERC. On April 24, 1996, the FERC issued its final rule. The Company is evaluating any revisions to its transmission tariffs which may be required as a result of the final rule.


Results Of Operations

      Earnings per share for the first quarter 1996 were $0.88, down 4.3% compared to the same period in 1995. This decrease was primarily due to increased operating and maintenance expenses.

     Revenues for first quarter 1996 increased $51 million when compared to the same period in 1995. Total kilowatt-hour sales increased 2.8% from the first quarter 1995 primarily due to higher sales to the Company's residential and general service customers. Residential sales were up 13.6% and general service sales were up 8.8% resulting from colder winter weather. Total industrial sales were down 0.8% with textile sales decreasing 8.0% and other industrial sales up 4.1%. Textile sales declined as a result of weak demand for textile goods. This increase in revenues was partially aided by increased revenues from the Associated Enterprises Group business units, primarily by the Company's real estate subsidiary, Crescent Resources, Inc.

     Fuel expense for first quarter 1996 increased by $7.2 million compared to the same period in 1995. This increase was primarily due to higher levels of fossil generation as a percentage of total generation.

     Net interchange and purchased power expense decreased $5.0 million for first quarter 1996 compared to first quarter 1995. This decrease was primarily due to decreases in power purchased from the other Catawba joint owners.

      Operating and maintenance expenses increased $47.9 million for the first quarter 1996 compared to first quarter 1995. This 17.0% increase was primarily due to the costs associated with a severe winter storm affecting large portions of the Company's service area in February 1996 and higher fossil maintenance costs from planned outages.

     Depreciation and amortization expense increased $10.0 million for the first quarter 1996 compared to the first quarter 1995. This increase was primarily due to the completion of the Lincoln Combustion Turbine Station and additions to distribution plant to meet customer growth.

      Allowance for funds used during construction and other deferred returns decreased $2.7 million for the first quarter 1996 compared to the same period during 1995. This decrease was largely due to the completion of the Lincoln Combustion Turbine Station.

PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company during the first quarter of 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

            (27) Financial Data Schedule (included in electronic filing only)

     (B) Reports on Form 8-K

     The Company filed no Form 8-K reports during the first quarter of 1996.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DUKE POWER COMPANY






Date:  May 13, 1996                 ______________________________________
                                              Richard J. Osborne

                              Senior Vice President and Chief Financial Officer





Date:  May 13, 1996                 ______________________________________
                                                Jeffrey L. Boyer
                                                   Controller