Form 10-Q
period 1996-06-30
DUKE POWER CO /NC/
filed 1996-08-09
CIK 30371

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549















                                    FORM 10-Q

                                QUARTERLY REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                         For Quarter Ended June 30, 1996













                               DUKE POWER COMPANY
                             422 South Church Street
                      Charlotte, North Carolina 28242-0001
                                  704-594-0887




================================================================================

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended June 30, 1996 Commission File Number 1-4928


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

Number of shares of Common  Stock,  without par value,  outstanding  at July 31,
1996..... 202,781,802 shares

================================================================================

                               DUKE POWER COMPANY

                                      INDEX


                                                                                                      PAGE

PART I. FINANCIAL INFORMATION

Consolidated Statements of Income for the Three and Six Months Ended June 30, 1996 and 1995 . . ..       2
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995. . . . . . .       3
Consolidated Balance Sheets - June 30, 1996 and December 31, 1995. . . . . . . . . . . . . . . . .     4-5
Consolidated Statements of Capitalization - June 30, 1996 and December 31, 1995. . . . . . . . . .       6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . ..     8-9



PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . .       10
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11



Part I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS


                               DUKE POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                             (dollars in thousands)


                                                                 Three Months Ended                        Six Months Ended
                                                                      June 30                                   June 30
                                                            1996                 1995                  1996                 1995
Operating revenues ..........................          $ 1,119,731           $ 1,052,403           $ 2,281,808          $ 2,163,468
Operating expenses
 Fuel used in electric generation ............             182,268               167,408               358,813              336,776
 Net interchange and purchased power .........              99,674               121,897               208,959              236,156
 Other operation and maintenance .............             349,062               324,363               679,135              606,493
 Depreciation and amortization ...............             123,699               113,700               246,436              226,435
 General taxes ...............................              63,797                61,159               129,822              124,318
  Total operating expenses ...................             818,500               788,527             1,623,165            1,530,178
Operating income .............................             301,231               263,876               658,643              663,290
Interest expense and other income
 Interest expense ............................             (70,126)              (72,685)             (141,589)            (145,208)
 Allowance for funds used during construction
  and other deferred returns .................              27,546                32,711                56,456               64,308
 Other, net ..................................               2,542                 2,160                 5,480                4,208
  Total interest expense and other income ....             (40,038)              (37,814)              (79,653)             (76,692)
 Income before income taxes ..................             261,193               226,062               578,990              556,598
 Income taxes ................................             103,811                88,539               230,304              217,799
Net income ...................................             157,382               137,523               348,686              338,799
 Dividends on preferred and preference stock .              11,033                12,677                22,160               25,412
Earnings for common stock ...................          $   146,349           $   124,846           $   326,526           $  313,387
Common stock data
 Average common shares outstanding (thousands)             204,859               204,859               204,859              204,859
 Earnings per share ..........................         $      0.71           $      0.61           $      1.59           $     1.53
 Dividends per share .........................         $      0.51           $      0.49           $      1.02           $     0.98


                See Notes to Consolidated Financial Statements.

                               DUKE POWER COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (dollars in thousands)


                                                                                                              Six Months Ended
                                                                                                                  June 30
                                                                                                           1996              1995
Cash flows from operating activities
 Net income .........................................................................                  $ 348,686           $338,799

Adjustments to reconcile net income to net cash provided by operating activities:
 Non-cash items
  Depreciation and amortization .....................................................                    343,602            332,291
  Deferred income taxes and investment tax credit amortization ......................                     (5,738)            12,165
  Allowance for equity funds used during construction ...............................                     (6,931)           (12,228)
  Purchased capacity levelization ...................................................                     57,124            (28,637)
  Other, net ........................................................................                       (936)            42,387

  (Increase) Decrease in
    Accounts receivable .............................................................                     43,031              6,834
    Inventory .......................................................................                     21,961            (31,294)
    Prepayments .....................................................................                      1,938                179

  Increase (Decrease) in
    Accounts payable ................................................................                    (47,099)           (81,323)
    Taxes accrued ...................................................................                     11,698             (4,233)
    Interest accrued and other liabilities ..........................................                    (44,672)           (22,047)
  Total adjustments .................................................................                    373,978            214,094

       Net cash provided by operating activities ....................................                    722,664            552,893

Cash flows from investing activities
  Construction expenditures and other property additions ............................                   (349,815)          (375,915)
  External funding for decommissioning ..............................................                    (28,235)           (28,235)
  Investment in nuclear fuel ........................................................                    (51,153)           (17,416)
  Investment in joint ventures ......................................................                    (28,312)           (35,280)
  Net change in investment securities ...............................................                      6,417             15,463

     Net cash used in investing activities ..........................................                   (451,098)          (441,383)

Cash flows from financing activities
 Proceeds from the issuance of
  First and refunding mortgage bonds ................................................                         --             77,415
  Short-term notes payable, net .....................................................                    (59,800)           138,000
  Construction loans and other ......................................................                      9,180             18,250

Payments for the redemption of
  First and refunding mortgage bonds ................................................                     (3,000)          (116,976)
  Preferred stock ...................................................................                         --             (2,926)
  Construction loans and other ......................................................                     (3,780)            (5,990)

 Dividends paid.....................................................................                    (231,443)          (226,070)
 Other ..............................................................................                      4,546               (751)

   Net cash used in financing activities ............................................                   (284,297)          (119,048)

Net increase (decrease) in cash .....................................................                    (12,731)            (7,538)
Cash at beginning of period .........................................................                     45,410             37,430

Cash at end of period ...............................................................                  $  32,679          $  29,892


                See Notes to Consolidated Financial Statements.

                               DUKE POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                             (dollars in thousands)
                                     ASSETS

                                                                                 June 30            December 31
                                                                                   1996                  1995
Current Assets
 Cash ...............................................................          $    32,679          $    45,410
 Short-term investments .............................................               66,193               76,300
 Receivables (less allowance for losses:
 1996--$6,035; 1995- $6,352) ........................................              646,673              689,703
 Inventory--at average cost .........................................              319,880              341,841
 Prepayments and other ..............................................               20,962               22,900
   Total current assets .............................................            1,086,387            1,176,154
Investments and other assets
 Investments in joint ventures ......................................              191,586              163,274
 Other investments, at cost or less .................................               88,885               85,194
 Nuclear decommissioning trust funds ................................              310,236              273,466
 Pre-funded pension cost ............................................               80,000               80,000
   Total investments and other assets ...............................              670,707              601,934
Property, plant and equipment
 Electric plant in service (at original cost)
  Production ........................................................            7,257,717            7,154,332
  Transmission ......................................................            1,541,031            1,532,302
  Distribution ......................................................            4,177,770            4,105 513
  Other .............................................................            1,070,775            1,030,226
    Electric plant in service .......................................           14,047,293           13,822,373
    Less accumulated depreciation and amortization ..................            5,281,253            5,122,192
    Electric plant in service, net ..................................            8,766,040            8,700,181
 Nuclear fuel .......................................................              718,409              731,691
 Less accumulated amortization ......................................              453,614              453,921
 Nuclear fuel, net ..................................................              264,795              277,770
Construction work in progress (including nuclear fuel in process:
 1996- $15,800; 1995- $25,500) ......................................              326,766              382,582
    Total electric plant, net .......................................            9,357,601            9,360,533
Other property - at cost (less accumulated depreciation:
1996- $31,539; 1995- $29,956) .......................................              404,173              354,713
    Total property, plant and equipment, net ........................            9,761,774            9,715,246
Deferred debits
 Purchased capacity costs ...........................................              908,349              965,473
 Debt expense, primarily refinancing costs, being amortized
  over the terms of related debt ....................................              175,648              180,930
 Regulatory asset related to income taxes ...........................              488,695              490,676
 Regulatory asset related to DOE assessment fee .....................              101,274              101,274
Other ...............................................................              109,582              126,797
     Total deferred debits ..........................................            1,783,548            1,865,150
Total assets.........................................................          $13,302,416          $13,358,484


                See Notes to Consolidated Financial Statements.

                               DUKE POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                             (dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      June 30            December 31
                                                                                        1996                 1995

Current liabilities
 Accounts payable .........................................................          $  233,229          $  343,692
 Notes payable ............................................................              95.500             155,300
 Taxes accrued ............................................................              44,081              34,884
 Interest accrued .........................................................              65,629              73,675
 Current maturities of long-term debt and preferred stock .................              83,561              12,071
 Other ....................................................................             112,601             149,555
   Total current liabilities ..............................................             634,601             769,177
Long-term debt ............................................................           3,649,199           3,711,405
Accumulated deferred income taxes .........................................           2,381,904           2,382,204
Deferred credits and other liabilities
 Investment tax credit ....................................................             255,743             261,347
 DOE assessment fee .......................................................             101,274             101,274
 Nuclear decommissioning costs externally funded ..........................             310,236             273,466
 Other ....................................................................             382,831             390,427
   Total deferred credits and other liabilities ...........................           1,050,084           1,026,514
Preferred and preference stock with sinking fund requirements .............             234,000             234,000
Preferred and preference stock without sinking fund requirements ..........             450,000             450,000

Common stockholders' equity
 Common stock, no par .....................................................           1,926,909           1,926,909
 Retained earnings ........................................................           2,975,719           2,858,275
   Total common stockholders' equity ......................................           4,902,628           4,785,184
Total liabilities and stockholders' equity ................................         $13,302,416        $ 13,358,484

                See Notes to Consolidated Financial Statements.

                               DUKE POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  (unaudited)
                             (dollars in thousands)




                                                                                            June 30              December 31
                                                                                             1996                    1995
Common stock equity
Common stock, no par, 300,000,000 shares authorized;
 204,859,339 shares outstanding for 1996 and 1995 ..............................          $ 1,926,909           $ 1,926,909
Retained earnings ..............................................................            2,975,719             2,858,275
     Total common stock equity .................................................            4,902,628             4,785,184

Preferred and preference stock
(At June 30, 1996 and December 31, 1995 12,500,000 shares of preferred stock,
10,000,000 shares of preferred stock A, and 1,500,000 shares of preference stock were authorized with or without sinking fund requirements)

Without sinking fund requirements ..............................................              450,000               450,000

With sinking fund requirements..................................................              234,000               234,000
     Total preference stock ....................................................              684,000               684,000

Long-term debt
 First and refunding mortgage bonds ............................................            3,463,281             3,466,281
 Capitalized leases ............................................................               12,367                 7,477
 Other long-term debt ..........................................................              147,066               147,410
 Unamortized debt discount and premium, net ....................................              (59,335)              (61,674)
 Current maturities of long-term debt ..........................................              (74,804)               (4,295)
     Subtotal long-term debt ...................................................            3,488,575             3,555,199

Subsidiary long-term debt
 Crescent Resources, Inc. ......................................................              136,154               130,694
 Nantahala Power and Light Company .............................................               33,227                33,288
 Current maturities of long-term debt ..........................................               (8,757)               (7,776)
     Subtotal subsidiary long-term debt ........................................              160,624               156,206
         Total consolidated long-term debt .....................................            3,649,199             3,711,405
Total capitalization ...........................................................          $ 9,235,827           $ 9,180,589



                See Notes to Consolidated Financial Statements.

                          DUKE POWER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

1. Total income taxes paid for the quarter ended June 30 were $234,768,000 and $207,499,000 for 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, income taxes paid were $236,435,000 and $220,085,000, respectively. Interest paid, net of amounts capitalized, for the quarter ended June 30 was $69,665,000 and $61,979,000 for 1996 and 1995,
     respectively. For the six months ended June 30, 1996 and 1995, interest paid was $137,684,000 and $129,570,000, respectively.

2. The South Carolina Public Service Commission, on May 7, 1996, ordered a rate reduction in the form of a decrement rider of 0.4319 cents per kilowatt-hour, or an average of approximately 8 percent, affecting South Carolina retail customers. The rate reduction was reflected on bills rendered on or after June 1, 1996. This net decrement rider reflects a reduction for an interim true-up adjustment associated with Catawba Nuclear Station purchased capacity costs as well as an increase for demand side management costs recovery. The rate adjustment was made because, in the South Carolina retail jurisdiction, cumulative levelized revenues associated with the recovery of Catawba purchased capacity costs have exceeded purchased capacity payments and accrual of deferred returns.

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

4. These are quarterly financial statements and the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective years. These amounts may be affected by seasonal temperature variations, timing of scheduled and unscheduled maintenance of certain electric generating units, and the Company's policy of accruing estimates for certain other expenses ratably over twelve months until final amounts are determined.

5. In the opinion of the Company, the accompanying financial statements contain adjustments of a normal recurring nature such that the financial statements present fairly the financial position of the Company as of the respective dates shown and the results of its operations for the respective periods then ended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity And Capital Resources


         During the period January 1, 1996 through June 30, 1996, additions to property (including nuclear fuel) of $320.6 million and retirements of $113.7 million resulted in a net increase in gross plant of $206.9 million.

         The Company has completed the construction of a combustion turbine facility in Lincoln County, North Carolina to provide capacity at periods of peak demand. During 1995, twelve units of the Lincoln Combustion Turbine Station began commercial operation. The last four units began commercial operation in the first quarter of 1996, two units on February 1, 1996 and two units on March 1, 1996.

         As a result of bids received in response to the two requests for proposals (RFP) issued in 1995, the Company signed a Letter of Intent with PECO Energy Co. of Philadelphia for the option to purchase up to 250 megawatts of capacity during the summer months of 1998 through 2001. Contract arrangements between the parties were finalized on August 1, 1996. The long-term RFP is closed and will not be awarded.

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

         Fixed charges coverage for the twelve months ended June 30, 1996, using the SEC method, was 5.05 times. Internal cash generation for the twelve months ended June 30, 1996 was 98 percent.

         During July 1996, the Company made its first purchases under a program, announced in March 1996, to repurchase up to $1 billion of its outstanding Common Stock over the next five years. The Company may repurchase shares periodically subject to available cash and alternative investment opportunities.

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

         The South Carolina Public Service Commission, on May 7, 1996, ordered a rate reduction in the form of a decrement rider of 0.4319 cents per kilowatt-hour, or an average of approximately 8 percent, affecting South Carolina retail customers. The rate reduction was reflected on bills rendered on or after June 1, 1996. This net decrement rider reflects a reduction for an interim true-up adjustment associated with Catawba Nuclear Station purchased capacity costs as well as an increase for demand side management costs recovery. The rate adjustment was made because, in the South Carolina retail jurisdiction, cumulative levelized revenues associated with the recovery of Catawba purchased capacity costs have exceeded purchased capacity payments and accrual of deferred returns.

         On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued final rules on open access transmission. On July 9, 1996, the Company filed a pro forma open access transmission tariff complying with the requirements of the final rules. Such a filing was required of all transmission-owning utilities subject to the FERC's final rules. The Company also filed on that date a proposed settlement of all rate issues previously pending before the FERC. The Company's pro forma tariff contains the rates agreed upon under the settlement. The settlement and the July 9, 1996 tariff filing remain subject to final FERC approval.



Results of Operations

         Earnings per share for the second quarter and year-to-date June 1996 were $0.71 and $1.59, respectively, up 16.4% and 3.9% compared to the same periods in 1995.

         Revenues for the second quarter and year-to-date June 1996 increased by $67.3 and $118.3 million, respectively, when compared to the same periods in 1995. Total electric sales for the second quarter were up 5.3% compared to the second quarter of 1995. Warmer weather in May and June contributed to increases in billed residential and general service sales of 14.5% and 7.4%, respectively. Textile sales were down 6.4%, due to a weaker demand for textile goods, while other industrial sales were up 1.1%. This increase in revenues was also partially aided by increased revenues from the Associated Enterprises Group business units. For year-to-date June 1996, total revenues increased primarily due to warmer summer and colder winter weather and contributions from the Associated Enterprises Group business units.

         Fuel expense for the second quarter and year-to-date June 1996 increased by $14.9 and $22.0 million, respectively, compared to the same periods in 1995. These increases were primarily due to higher levels of fossil generation as a percentage of total generation.

         Net interchange and purchased power expense decreased $22.2 and $27.2 million for the second quarter and year-to-date June 1996, respectively, compared to the same periods in 1995. These decreases were primarily due to decreases in power purchased from the other Catawba joint owners.

         Operating and maintenance expenses increased $24.7 million for the second quarter 1996 compared to the same period in 1995. This 7.6% increase was primarily due to higher nuclear outage costs associated with the timing of planned refueling outages at the Company's nuclear power stations. Increased activity of the Associated Enterprises Group business units also resulted in increased costs. Year-to-date June 1996 operating and maintenance expenses increased $72.6 million compared to the same period in 1995. This increase was primarily due to costs associated with a severe winter storm affecting large portions of the Company's service area in February 1996 and higher planned nuclear refueling outage costs. Costs incurred in connection with the increased activity of the Associated Enterprises Group business units also contributed to this increase.

         Depreciation and amortization increased $10.0 and $20.0 million for the second quarter and year-to-date June 1996, respectively, compared to the same periods in 1995. These increases are primarily due to the completion of the Lincoln Combustion Turbine Station and additions to distribution plant, including investment to support customer growth.

         Allowance for funds used during construction and other deferred returns decreased $5.2 and $7.9 million for the second quarter and year-to-date June 1996, respectively, compared to the same periods in 1995. These decreases were largely due to the completion of the Lincoln Combustion Turbine Station.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At the Company's Annual Meeting of Shareholders on April 25, 1996, the shareholders of the Company elected G. Alex Bernhardt, W. A. Coley, W.H. Grigg and Max Lennon as Class II directors to serve until the Annual Meeting of Shareholders to be held in 1999, or until their successors are elected and qualified. The shareholders also voted to approve the Duke Power Company Stock Incentive Plan, and further voted to ratify the selection of Deloitte & Touche to act as independent auditors to make an examination of the Company's accounts for the year 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) Exhibits

        (27)  Financial Data Schedule (included in electronic filing only)

    (B) Reports on Form 8-K

        The Company filed no Form 8-K reports during the second quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DUKE POWER COMPANY





  Date:  August 9, 1996              _________________________________
                                            Richard J. Osborne
                             Senior Vice President and Chief Financial Officer





  Date:  August 9, 1996              _________________________________
                                             Jeffrey L. Boyer
                                                Controller