Form 10-Q
period 1996-09-30
DUKE POWER CO /NC/
filed 1996-11-08
CIK 30371

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549















                                    FORM 10-Q

                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 1996













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

   FOR QUARTER ENDED SEPTEMBER 30, 1996       COMMISSION FILE NUMBER 1-4928


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

Number of shares of Common Stock, without par value, outstanding at October 31,
1996..... 201,589,596 shares

================================================================================

                               DUKE POWER COMPANY

                                      INDEX


                                                                                                              PAGE
PART I. FINANCIAL INFORMATION
Consolidated Statements of Income for the Three and Nine Months Ended September 30, 1996 and 1995 . .  .        2
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995. . . . . . .        3
Consolidated Balance Sheets - September 30, 1996 and December 31, 1995. . . . . . . . . . . . . . . . . .      4-5
Consolidated Statements of Capitalization - September 30, 1996 and December 31, 1995. . . . . . . . . . .       6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7
Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . .      8-9


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . .      10
Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

Part I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS




                               DUKE POWER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (dollars in thousands)

                                                      Three Months Ended            Nine Months Ended
                                                         September 30                 September 30
                                                 ----------------------------------------------------------
                                                      1996           1995          1996           1995
                                                 --------------  --------------  ------------ -------------

Operating revenues                                  $ 1,292,426   $  1,379,978   $ 3,574,234   $ 3,543,446
                                                 --------------  --------------  ------------  -----------

Operating expenses
  Fuel used in electric generation                      214,686        222,689       573,499       559,465
  Net interchange and purchased power                    69,540        122,287       278,499       358,443
  Other operation and maintenance                       345,536        348,307     1,024,671       954,800
  Depreciation and amortization                         123,445        115,055       369,881       341,490
  General taxes                                          68,513         67,133       198,335       191,451
                                                 ---------------  -------------  -------------  -----------
     Total operating expenses                           821,720        875,471     2,444,885     2,405,649
                                                 ---------------  -------------  -------------  -----------

Operating income                                        470,706        504,507     1,129,349     1,137,797
                                                 ---------------  -------------  -------------  -----------

Interest expense and other income
  Interest expense                                      (71,381)       (72,119)     (212,970)     (217,327)
  Allowance for funds used during
       construction and other deferred returns           28,883         31,328        85,339        95,636
  Other, net                                              3,881          3,426         9,361         7,634
                                                 ----------------  ------------  -------------  -----------
     Total interest expense and other income            (38,617)       (37,365)     (118,270)     (114,057)
                                                 ----------------  ------------  -------------  -----------

Income before income taxes                              432,089        467,142     1,011,079     1,023,740
                                                 ----------------  ------------  -------------  -----------

Income taxes                                            167,102        181,942       397,406       399,741
                                                 ----------------  ---------------------------  -----------

Net income                                              264,987        285,200       613,673       623,999
  Dividends on preferred and preference
      stock                                              11,050         12,409        33,210        37,821
                                                 ----------------  -------------  ------------  ------------

Earnings for common stock                           $   253,937   $    272,791   $   580,463   $   586,178
                                                   =============     ===========  ============  ============

Common stock data
  Average common shares outstanding (thousands)         202,913        204,859       204,207       204,859
  Earnings per share                                $      1.25   $       1.33   $      2.84   $      2.86
  Dividends per share                               $      0.53   $       0.51   $      1.55   $      1.49


                 See Notes to Consolidated Financial Statements.



                                                 DUKE POWER COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)
                                               (dollars in thousands)
                                                                                            Nine Months Ended
                                                                                      -------------------------------
                                                                                               September 30
                                                                                      -------------------------------
                                                                                          1996             1995
                                                                                      --------------   --------------
Cash flows from operating activities
  Net income                                                                            $   613,673      $   623,999
                                                                                      --------------   --------------

  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
   Non-cash items
    Depreciation and amortization                                                           517,955          499,998
    Deferred income taxes and investment tax credit amortization                            (16,201)          21,780
    Allowance for equity funds used during construction                                     (11,998)         (18,200)
    Purchased capacity levelization                                                          62,750          (31,011)
    Other, net                                                                               10,103           18,490

    (Increase) Decrease in
      Accounts                                                                               21,771          (70,988)
      Inventory                                                                              15,569            5,039
      Prepayments                                                                             1,083           (2,279)

    Increase (Decrease) in
      Accounts payable                                                                      (49,416)         (65,313)
      Taxes accrued                                                                          69,620           82,656
      Interest accrued and other liabilities                                                (63,986)         (11,647)
                                                                                      --------------   --------------

    Total adjustments                                                                       557,250          428,525
                                                                                      --------------   --------------

      Net cash provided by operating activities                                           1,170,923        1,052,524
                                                                                      --------------   --------------

Cash flows from investing activities
  Construction expenditures and other property additions                                   (504,073)        (545,443)
  External funding for decommissioning                                                      (42,353)         (42,353)
  Investment in nuclear fuel                                                                (54,516)         (31,209)
  Investment in joint ventures                                                              (22,178)         (43,645)
  Net change in investment securities                                                       (16,391)          25,626
                                                                                      --------------   --------------

      Net cash used in investing activities                                                (639,511)        (637,024)
                                                                                      --------------   --------------

Cash flows from financing activities
  Proceeds from the issuance of
     First and Refunding Mortgage Bonds                                                           -          173,839
     Short-term notes payable, net                                                          (88,950)         (52,900)
     Construction loans and other                                                            65,930           30,983

Payments for the redemption of
  First and Refunding Mortgage Bonds                                                         (3,097)        (117,065)
  Common stock                                                                             (159,000)               -
  Preferred stock                                                                                 -         (100,516)
  Construction loans and other                                                               (7,483)          (7,792)

Dividends paid                                                                             (349,687)        (342,687)
Other                                                                                         3,694           (1,140)
                                                                                      --------------   --------------
   Net cash used in financing activities                                                   (538,593)        (417,278)
                                                                                      --------------   --------------

Net increase (decrease) in cash                                                              (7,181)          (1,778)
Cash at beginning of period                                                                  45,410           37,430
                                                                                      ==============   ==============
Cash at end of period                                                                       $38,229          $35,652
                                                                                      ==============   ==============


                 See Notes to Consolidated Financial Statements.


                                                           DUKE POWER COMPANY
                                                      CONSOLIDATED BALANCE SHEETS
                                                              (unaudited)
                                                         (dollars in thousands)
                                                                  ASSETS


                                                                           SEPTEMBER 30         DECEMBER 31
                                                                               1996                1995
                                                                        ------------------   ----------------
Current assets
  Cash                                                                     $    38,229          $    45,410
  Short-term investments                                                        77,344               76,300
Receivables (less allowance for losses:
            1996 - $6,002; 1995 - $6,352)                                      667,933              689,703
  Inventory - at average cost                                                  326,251              341,841
  Prepayments and other                                                         21,816               22,900
                                                                        -----------------    ---------------
        Total current assets                                                 1,131,573            1,176,154
                                                                        -----------------    ---------------

Investments and other assets
  Investments in joint ventures                                                185,453              163,274
  Other investments, at cost or less                                           100,542               85,194
  Nuclear decommissioning trust funds                                          330,950              273,466
  Pre-funded pension cost                                                       80,000               80,000
                                                                        -----------------    ---------------
        Total investments and other assets                                     696,945              601,934
                                                                        -----------------    ---------------

Property, plant and equipment
Electric plant in service (at original cost)
    Production                                                               7,261,415            7,154,332
    Transmission                                                             1,540,694            1,532,302
    Distribution                                                             4,246,916            4,105,513
    Other                                                                    1,069,785            1,030,226
                                                                        -----------------    ---------------
      Electric plant in service                                             14,118,810           13,822,373
      Less accumulated depreciation and amortization                         5,376,664            5,122,192
                                                                        -----------------    ---------------
        Electric plant in service, net                                       8,742,146            8,700,181
                                                                        -----------------    ---------------
  Nuclear fuel                                                                 667,922              731,691

  Less accumulated amortization                                                440,746              453,921
                                                                        -----------------    ---------------
    Nuclear fuel, net                                                          227,176              277,770
                                                                        -----------------    ---------------
Construction work in progress (including nuclear fuel in process:
                     1996 - $15,623; 1995 - $25,500)                           361,512              382,582
                                                                        -----------------    ---------------
      Total electric plant, net                                              9,330,834            9,360,533
Other property - at cost (less accumulated depreciation:
                      1996 - $33,519; 1995 - $29,956)                          429,620              354,713
                                                                        -----------------    ---------------
        Total property, plant and equipment, net                             9,760,454            9,715,246
                                                                        -----------------    ---------------

Deferred debits
  Purchased capacity costs                                                     902,723              965,473
  Debt expense, primarily refinancing costs, being amortized
    over the terms of related debt                                             172,611              180,930
  Regulatory asset related to income taxes                                     488,773              490,676
  Regulatory asset related to DOE assessment fee                               101,274              101,274
  Other                                                                        110,410              126,797
                                                                        -----------------    ---------------
        Total deferred debits                                                1,775,791            1,865,150
                                                                        -----------------    ---------------
Total assets                                                               $13,364,763          $13,358,484
                                                                        =================    ===============

                See Notes to Consolidated Financial Statements.




                                                                 DUKE POWER COMPANY
                                                            CONSOLIDATED BALANCE SHEETS
                                                                    (unaudited)
                                                               (dollars in thousands)

                                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 SEPTEMBER 30         DECEMBER 31
                                                                     1996                1995
                                                              -------------------- ------------------
Current liabilities
  Accounts payable                                             $     227,694      $     343,692
  Notes payable                                                       66,350            155,300
  Taxes accrued                                                      102,003             34,884
  Interest accrued                                                    46,894             73,675
  Current maturities of long-term debt and
        preferred stock                                              182,182             12,071
  Other                                                              112,095            149,555
                                                             ----------------    ---------------
        Total current liabilities                                    737,218            769,177
                                                             ----------------    ---------------

Long-term debt                                                     3,603,847          3,711,405
                                                             ----------------    ---------------

Accumulated deferred income taxes                                  2,373,223          2,382,204
                                                             ----------------    ---------------

Deferred credits and other liabilities
  Investment tax credit                                              252,935            261,347
  DOE assessment fee                                                 101,274            101,274
  Nuclear decommissioning costs externally funded                    330,950            273,466
  Other                                                              391,109            390,427
                                                             ----------------    ---------------
    Total deferred credits and other liabilities                   1,076,268          1,026,514
                                                             ----------------    ---------------

Preferred and preference stock with sinking fund
      requirements                                                   234,000            234,000
                                                             ----------------    ---------------

Preferred and preference stock without sinking
    fund requirements                                                450,000            450,000
                                                             ----------------    ---------------

Common stockholders' equity
  Common stock, no par                                             1,896,141          1,926,909
  Retained earnings                                                2,994,066          2,858,275
                                                             ----------------    ---------------
        Total common stockholders' equity                          4,890,207          4,785,184
                                                             ----------------    ---------------

Total liabilities and stockholders' equity                   $    13,364,763     $   13,358,484
                                                             ================    ===============


                 See Notes to Consolidated Financial Statements.



                                                                DUKE POWER COMPANY
                                                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                   (unaudited)
                                                              (dollars in thousands)

                                                                         September 30               December 31
                                                                              1996                      1995
                                                                      --------------------      --------------------
Common stock equity
Common stock, no par, 300,000,000 shares authorized;
  201,589,596 shares outstanding for 1996 and
      204,859,339 shares outstanding for 1995                             $    1,896,141          $      1,926,909
Retained earnings                                                              2,994,066                 2,858,275
                                                                        -----------------        ------------------
          Total common stock equity                                            4,890,207                 4,785,184
                                                                        -----------------        ------------------


Preferred and preference stock
(At  September  30, 1996 and December 31, 1995,
12,500,000  shares of preferred stock,
10,000,000 shares of preferred stock A, and 1,500,000 shares of preference stock were authorized with or without sinking fund requirements)


Without sinking fund requirements                                                450,000                   450,000

With sinking fund requirements                                                   234,000                   234,000
                                                                        -----------------        ------------------
          Total preferred and preference stock                                   684,000                   684,000
                                                                        -----------------        ------------------


Long-term debt
  First and refunding mortgage bonds                                           3,463,184                 3,466,281
  Capitalized leases                                                              11,811                     7,477
  Other long-term debt                                                           146,771                   147,410
  Unamortized debt discount and premium, net                                     (58,165)                  (61,674)
  Current maturities of long-term                                               (174,532)                   (4,295)
                                                                        -----------------        -----------------
          Subtotal long-term debt                                              3,389,069                 3,555,199
                                                                        -----------------        -----------------

Subsidiary long-term debt
  Church Street Capital Corp                                                      50,000                         -
  Crescent Resources, Inc                                                        139,053                   130,694
  Nantahala Power and Light Company                                               33,375                    33,288
  Current maturities of long-term debt                                            (7,650)                   (7,776)
                                                                        -----------------        -----------------
          Subtotal subsidiary long-term debt                                     214,778                   156,206
                                                                        -----------------        -----------------

              Total consolidated  long-term debt                               3,603,847                 3,711,405
                                                                        -----------------        -----------------

Total capitalization                                                      $    9,178,054          $      9,180,589
                                                                        =================       ==================



                See Notes to Consolidated Financial Statements.

                               DUKE POWER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Total income taxes paid for the quarter ended September 30 were $148,351,000 and $116,370,000 for 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, income taxes paid were $384,785,000 and $336,456,000, respectively. Interest paid, net of amounts capitalized, for the quarter ended September 30 was $83,982,000 and $65,510,000 for 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, interest paid was $221,666,000 and $195,080,000, respectively.

 2. The South Carolina Public Service Commission, on May 7, 1996, ordered a rate reduction in the form of a decrement rider of 0.4319 cents per kilowatt-hour, or an average of approximately 8%, affecting South Carolina retail customers. The rate reduction was reflected on bills rendered on or after June 1, 1996. This net decrement rider reflects a reduction for an interim true-up adjustment associated with Catawba Nuclear Station purchased capacity costs as well as an increase for demand side management costs recovery. The rate adjustment was made because, in the South Carolina retail jurisdiction, cumulative levelized revenues associated with the recovery of Catawba purchased capacity costs have exceeded purchased capacity payments and accrual of deferred returns.

      Certain of the Company's wholesale customers, excluding the other Catawba joint owners, initiated proceedings in 1995 before the Federal Energy Regulatory Commission (FERC) concerning rate matters. The Company and nine of its eleven wholesale customers entered into a settlement in July 1996 which reduced the customers' rates by approximately 9%. The two customers that did not enter into the settlement may choose to either be subject to rates determined under the FERC's ruling in the proceeding, which is pending, or seek alternative sources of power. The eleven wholesale customers involved in this matter accounted for less than 2% of the Company's overall electric revenues during 1995.

 3. The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that final disposition of these proceedings will not have a material adverse effect on the results of operations or financial position of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


         During the period January 1, 1996 through September 30, 1996, additions to property (including nuclear fuel) of $497.9 million and retirements of $207.8 million resulted in a net increase in gross plant of $290.1 million.

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

         Fixed charges coverage for the twelve months ended September 30, 1996, using the SEC method, was 4.93 times. Internal cash generation for the twelve months ended September 30, 1996 was 93 percent.

         During July 1996, the Company made its first purchases under a program, announced in March 1996, to repurchase up to $1 billion of its outstanding Common Stock over the next five years. The Company has repurchased approximately
3.3 million shares of common stock for $159 million through September 30, 1996. The Company may repurchase shares periodically subject to available cash and alternative investment opportunities.

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

         The South Carolina Public Service Commission, on May 7, 1996, ordered a rate reduction in the form of a decrement rider of 0.4319 cents per kilowatt-hour, or an average of approximately 8%, affecting South Carolina retail customers. The rate reduction was reflected on bills rendered on or after June 1, 1996. This net decrement rider reflects a reduction for an interim true-up adjustment associated with Catawba Nuclear Station purchased capacity costs as well as an increase for demand side management costs recovery. The rate adjustment was made because, in the South Carolina retail jurisdiction, cumulative levelized revenues associated with the recovery of Catawba purchased capacity costs have exceeded purchased capacity payments and accrual of deferred returns.

                   Certain of the Company's wholesale customers, excluding the other Catawba joint owners, initiated proceedings in 1995 before the Federal Energy Regulatory Commission (FERC) concerning rate matters. The Company and nine of its eleven wholesale customers entered into a settlement in July 1996 which reduced the customers' rates by approximately 9%. The two customers that did not enter into the settlement may choose to either be subject to rates determined under the FERC's ruling in the proceeding, which is pending, or seek alternative sources of power. The eleven wholesale customers involved in this matter accounted for less than 2% of the Company's overall electric revenues during 1995.

         On April 24, 1996, the FERC issued final rules on open access transmission. On July 9, 1996, the Company filed a pro forma open access transmission tariff complying with the requirements of the final rules. Such a filing was required of all transmission-owning utilities subject to the FERC's final rules. The Company also filed on that date a proposed settlement of all rate issues previously pending before the FERC. The Company's pro forma tariff contains the rates agreed upon under the settlement. The settlement and the July 9, 1996 tariff filing remain subject to final FERC approval.

RESULTS OF OPERATIONS

         Earnings per share for the third quarter and year-to-date September 1996 were $1.25 and $2.84, respectively, down 6.0% and .7% compared to the same periods in 1995.

         Revenues for third quarter 1996 decreased $87.6 million when compared to the same period in 1995. Total electric sales for the third quarter were down 3.7% compared to the third quarter of 1995, primarily because of extremely warm weather in August 1995. Billed residential sales decreased by 1.7%, while general service sales increased by 2.8%. Textile sales were down 2.8%, due to a weaker demand for textile goods, while other industrial sales were up 3.4%. The South Carolina retail rate reduction also decreased third quarter revenues when compared to 1995. (For additional information concerning the South Carolina rate reduction, see Note 2 to the Consolidated Financial Statements.) Revenues for year-to-date September 1996 increased $30.8 million when compared to the same period in 1995. For year-to-date September 1996, total revenues increased primarily because of increased revenues from the Associated Enterprises Group business units. Increased electric revenues primarily from colder winter weather was offset by the South Carolina rate reduction.

         Fuel expense for third quarter 1996 decreased $8.0 million when compared to the same period in 1995. The third quarter decrease was primarily due to lower fossil fuel costs, which were partially offset by increased production requirements and higher levels of fossil generation as a percentage to total generation. Year-to-date September 1996 fuel expense increased $14.0 million when compared to year-to-date September 1995, primarily because of higher levels of fossil generation as a percentage of total generation and increased production requirements. These increases were partially offset by lower fossil fuel costs.

         Net interchange and purchased power expense decreased $52.7 and $79.9 million for the third quarter and year-to-date September 1996, respectively, compared to the same periods in 1995. These decreases were primarily due to decreases in power purchased from the other Catawba joint owners.

         Operating and maintenance expenses decreased $2.8 million for the third quarter 1996 compared to the same period in 1995. This decrease was primarily due to lower nuclear and fossil outage costs and reduced nuclear maintenance expenses. These reduced expenses were partially offset by repair costs associated with Hurricane Fran, which affected the northeastern portion of the Company's service area. Year-to-date September 1996 operating and maintenance expenses increased $69.9 million compared to the same period in 1995. This increase was primarily due to costs associated with a severe winter storm affecting large portions of the Company's service area in February 1996 and repair costs associated with Hurricane Fran. Costs incurred in connection with the increased activity of the Associated Enterprises Group business units also contributed to this increase.

         Depreciation and amortization increased $8.4 and $28.4 million for the third quarter and year-to-date September 1996, respectively, compared to the same periods in 1995. These increases are primarily due to the completion of the Lincoln Combustion Turbine Station and additions to distribution plant, including investment to support customer growth.

         Allowance for funds used during construction and other deferred returns decreased $2.4 and $10.3 million for the third quarter and year-to-date September 1996, respectively, compared to the same periods in 1995. These decreases were largely due to the completion of the Lincoln Combustion Turbine Station.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              There were no matters submitted to a vote of the security holders of the Company during the third quarter of 1996.

ITEM 5.  OTHER INFORMATION

              The Oconee Nuclear Station was removed from service in October 1996 for inspection and possible modification of piping systems, after a steam line on the non-nuclear side of the plant ruptured. As a result of these inspections the Oconee Nuclear Station outage is expected to continue through the end of the year. Also, both units at the McGuire Nuclear Station were removed from service to replace battery banks, which are designed to supply backup power to instrumentation systems at the plant. Both McGuire Nuclear Station units are expected to return to service by mid-November 1996. The Company expects to meet customer needs with a combination of other Duke Power generation and purchases of energy from neighboring utilities. Management is of the opinion that these outages will not have a material adverse effect on the results of operations or the financial position of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibits

              (27)Financial Data Schedule (included in electronic filing only)

         (B)  Reports on Form 8-K

              The Company filed no Form 8-K reports during the third quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DUKE POWER COMPANY





 Date:  November 7, 1996       -------------------------------------------------
                                               Richard J. Osborne
                               Senior Vice President and Chief Financial Officer





 Date:  November 7, 1996       -------------------------------------------------
                                                 Jeffrey L. Boyer
                                                    Controller