Form 10-K
period 1996-12-31
DUKE POWER CO /NC/
filed 1997-03-25
CIK 30371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
    [Fee Required]
For the fiscal year ended December 31, 1996 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
     [No Fee Required]
For the transition period from          to
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

                                                                    NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                              ON WHICH REGISTERED
Common Stock, without par value                                 New York Stock Exchange, Inc.
Preferred Stock A, par value $25
  7.72%, 1992 Series                                            New York Stock Exchange, Inc.
  6.375%, 1993 Series                                           New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 5 3/8% Due 1997             New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 5 7/8% Due 2001             New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 5 7/8% Series C Due 2003    New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 1/4% Series B Due 2004    New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 3/8% Due 2008             New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 5/8% Series B Due 2003    New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 3/4% Due 2025             New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 7/8% Series B Due 2023    New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7% Due 2000                 New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7% Series B Due 2000        New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7% Due 2005                 New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7% Due 2033                 New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7 3/8% Due 2023             New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7 7/8% Due 2024             New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 8% Series B Due 1999        New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 8% Due 2004                 New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 8 3/8% Series B Due 2021    New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 8 5/8% Due 2022             New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 8 3/4% Due 2021             New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7 1/2% Series B Due 2025    New York Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                 TITLE OF CLASS
                        Preferred Stock, par value $100
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X      No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at
  February 28, 1997...................................................................................   $8,436,965,632
Number of shares of Common Stock, without par value, outstanding at February 28, 1997.................      201,589,596

DOCUMENTS INCORPORATED BY REFERENCE:
     The registrant is incorporating herein by reference certain sections of the Joint Proxy Statement-Prospectus relating to the 1997 annual meeting of shareholders to provide information required by the following parts of this annual report:

              Part III      --     Item 10, Directors and Executive Officers of the Registrant
                            --     Item 11, Executive Compensation
                            --     Item 12, Security Ownership of Certain Beneficial Owners and Management
                            --     Item 13, Certain Relationships and Related Transactions

                               DUKE POWER COMPANY
                                   FORM 10-K
                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                               TABLE OF CONTENTS

ITEM                                                                                                                        PAGE
                                                            PART I.
 1.    Business..........................................................................................................     1
       Executive Officers of the Company.................................................................................    14
 2.    Properties........................................................................................................    15
 3.    Legal Proceedings.................................................................................................    15
 4.    Submission of Matters to a Vote of Security Holders...............................................................    15
                                                            PART II.
 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.........................................    16
 6.    Selected Financial Data...........................................................................................    17
 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition.............................    18
 8.    Financial Statements and Supplementary Data.......................................................................    27
 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................    55
                                                           PART III.
10.    Directors and Executive Officers of the Registrant................................................................    55
11.    Executive Compensation............................................................................................    55
12.    Security Ownership of Certain Beneficial Owners and Management....................................................    55
13.    Certain Relationships and Related Transactions....................................................................    55
                                                            PART IV.
14.    Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.....................................    56
       Signatures........................................................................................................    57
       Exhibit Index.....................................................................................................    58

 "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
                                     1995:
     This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its expectations are based on reasonable assumptions, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons that include: state and federal legislative and regulatory initiatives that increase competition, affect cost and investment recovery and have an impact on rate structures; the impact of competition from other energy suppliers; industrial, commercial and residential growth in the Company's service territory; the results of financing efforts; the effect of the Company's accounting policies; and growth in opportunities for the Company's subsidiaries and diversified operations, in each case during the periods covered by the foward-looking statements.

                               DUKE POWER COMPANY
                                    PART I.
ITEM 1. BUSINESS.
     Duke Power Company (the Company) is primarily engaged in the generation, transmission, distribution and sale of electric energy in the central portion of North Carolina and the western portion of South Carolina, comprising the area in both states known as the Piedmont Carolinas. It is one of the nation's largest investor-owned electric utilities.
     The Company is also engaged in a variety of diversified operations, most of which are organized in separate subsidiaries. The Company's subsidiaries and diversified activities are in the Associated Enterprises Group (AEG). AEG includes Church Street Capital Corp.; Crescent Resources, Inc.; Duke Energy Group, Inc.; Duke Engineering & Services, Inc.; Duke/Fluor Daniel; Duke/Louis Dreyfus, LLC; Duke Merchandising; DukeNet Communications, Inc.; Duke Water Operations; and Nantahala Power and Light Company (NP&L). For additional information on subsidiaries and diversified activities, see "Subsidiaries and Diversified Activities," "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Subsidiaries and Diversified Operations" and "Subsidiaries and Diversified Activities Highlights."
     On November 25, 1996, the Company and PanEnergy Corp announced a proposed stock-for-stock transaction creating an integrated energy company. Upon consummation of the merger, PanEnergy will be a wholly owned subsidiary of the Company, and the Company's name will be changed to Duke Energy Corporation. The transaction is expected to close by December 31, 1997, subject to approval of the shareholders of both companies and all applicable regulatory approvals. The shareholders of each company will vote on the proposed merger at their annual meetings, which are scheduled for April 24, 1997 for both companies. Applications for regulatory approval were filed with the North Carolina Utilities Commission (NCUC) and The Public Service Commission of South Carolina (PSCSC) on December 19, 1996, and with the Federal Energy Regulatory Commission
(FERC) on February 3, 1997. Regulatory proceedings are expected to be successfully completed by year-end 1997. In connection with the transaction, each share of PanEnergy common stock will be converted into 1.0444 shares of common stock of the Company. The transaction will be accounted for as a pooling of interests. Further details about the proposed acquisition are provided in the Company's reports on Form 8-K, filed with the Securities and Exchange Commission on December 9, 1996 and March 20, 1997, and in the Joint Proxy Statement-Prospectus provided to shareholders in connection with the Company's annual meeting. Unless otherwise indicated, all information presented in this Form
10-K relates to the Company only and does not take into account the proposed merger with PanEnergy.
     During 1996, the Company's operating revenues, including AEG, were $4.8 billion. The Company's executive offices are located in the Power Building, 422 South Church Street, Charlotte, North Carolina 28242-0001 (Telephone No. 704-594-0887).
SERVICE AREA
     The Company's service area (excluding NP&L), approximately two-thirds of which lies in North Carolina, covers about 20,000 square miles with an estimated population of 5.1 million and includes a number of cities, of which the largest are Charlotte, Greensboro, Winston-Salem and Durham in North Carolina and Greenville and Spartanburg in South Carolina. The Company supplies electric service directly to approximately 1.8 million residential, commercial and industrial customers in more than 200 cities, towns and unincorporated communities. Electricity is sold at wholesale to incorporated municipalities and to several public and private utilities. In addition, sales are made through contractual agreements to former wholesale municipal or cooperative customers of the Company who had purchased portions of the Catawba Nuclear Station (collectively, the "other Catawba joint owners") (See "Joint Ownership of Generating Facilities"). NP&L services an additional 55,000 mostly residential customers in five counties in western North Carolina.
     The Company's service area is undergoing increasingly diversified industrial development. The textile industry, machinery and equipment manufacturing, and chemical and chemical-related industries are of major significance to the economy of the area. Other industrial activities include rubber and plastic products, paper and allied products, and various other light and heavy manufacturing and service businesses. The largest industry served is the textile industry, which accounted for approximately $459 million of the Company's revenues for 1996, representing 10 percent of electric revenues and 37 percent of industrial revenues.
                                       1

ENERGY REQUIREMENTS AND CAPABILITY
     The following table sets forth the Company's generating capability as of December 31, 1996, its sources of electric energy for 1996 and certain information presently projected for 1997:

                                                                         GENERATING CAPABILITY --              GENERATION -- MWH
                                                                               MW(A)(B)(C)                      (THOUSANDS)(C)
                                                                       ACTUAL              PROJECTED                ACTUAL
                            SOURCE                                DECEMBER 31, 1996    DECEMBER 31, 1997             1996
Coal...........................................................          7,699                7,699                  40,649
Nuclear (d)....................................................          5,078                5,078                  33,177
Hydro and other................................................          4,469                4,469                   1,518
     Total.....................................................         17,246               17,246                  75,344
Plus: Purchases from other Catawba joint owners................                                                       2,662
Purchased power and net interchange............................                                                       3,587
     Total.....................................................                                                      81,593

(a) The data relating to capability does not reflect the possible unavailability or reduction of capability of facilities at any given time because of scheduled maintenance, repair requirements or regulatory restrictions.
(b) Excludes firm purchases and sales. (See "Energy Management and Future Power Needs.")
(c) Excludes NP&L.
(d) Nuclear capability and related generation for 1996 and related projections for 1997 reflect the Company's 12.5% ownership share of the Catawba Nuclear Station. (See "Joint Ownership of Generating Facilities.")
     NP&L operates 11 hydroelectric stations with a total capacity of 100 megawatts and also purchases supplemental power. The Company supplies supplemental power to NP&L under the terms of an interconnection agreement approved by FERC.
     The Company has a bulk power sales agreement with Carolina Power & Light Company (CP&L) to provide CP&L 400 megawatts of capacity as well as associated energy when needed for a six-year period which began July 1, 1993. Electric rates in all regulatory jurisdictions were reduced by adjustment riders to reflect capacity revenues received from this CP&L bulk power agreement.
     The Company's steam-fossil generating system continued its tradition of operating efficiently and achieved a combined availability of 86 percent for 1996. The Company's nuclear system operated at 74 percent of capacity for 1996, which reflects the impact of the steam generator replacement outage at the Catawba Nuclear Station (See "Regulation -- Nuclear Facilities") and the removal from service of the Oconee Nuclear Station in October 1996 for inspection and modification of the piping system after a steam line on the non-nuclear side of the plant ruptured. Oconee Units 1, 2, and 3 returned to service in 1997 on February 12, February 3, and March 14, respectively. The Company's system nuclear capacity factor reflects the Company's 12.5% ownership share of the Catawba Nuclear Station.
     The Company normally experiences seasonal peak loads in summer and winter which are relatively in balance. The Company currently forecasts a 1.8 percent compound annual growth in peak load through 2011. The Company experienced an all-time peak load of 15,542 MW on August 14, 1995 during exceptionally warm summer weather. This peak load excludes the portion of the demand of the other Catawba joint owners met by their retained ownership.
RATE MATTERS
     The NCUC and the PSCSC must approve the Company's rates for retail sales within their respective states. The FERC must approve the Company's rates for sales to wholesale customers, including the contractual arrangements between the Company and the other Catawba joint owners.
     The most recent general rate increase requests in the Company's retail jurisdictions were filed and approved in 1991. The Company also filed its most recent general rate increase request within the FERC wholesale jurisdiction in 1991. A negotiated settlement between the Company and the wholesale customers was approved by the FERC in 1992.
     In its most recent general rate case, the NCUC authorized a jurisdictional rate of return on common equity of 12.50 percent, and the PSCSC authorized a jurisdictional rate of return on common equity of 12.25 percent.
                                       2

     The PSCSC, on May 7, 1996, ordered a rate reduction in the form of a decrement rider of 0.432 cents per kilowatt-hour, or an average of approximately 8 percent, affecting South Carolina retail customers. South Carolina retail sales represent approximately 30 percent of the Company's total retail sales. The rate reduction was reflected on bills rendered on or after June 1, 1996. This net decrement rider reflects an interim true-up decrement adjustment associated with the levelization of Catawba Nuclear Station purchased capacity costs and an interim true-up increment associated with amortization of the demand-side management deferral account. The rate adjustment was made because, in the South Carolina retail jurisdiction, cumulative levelized revenues associated with the recovery of Catawba purchased capacity costs had exceeded purchased capacity payments and accrual of deferred returns, and certain demand-side costs had exceeded the level reflected in rates.
     Certain of the Company's wholesale customers, excluding the other Catawba joint owners, initiated proceedings in 1995 before the FERC concerning rate matters. The Company and nine of its eleven wholesale customers entered into a settlement in July 1996 which reduced the customers' rates by approximately 9 percent and renewed their contracts with the Company through the year 2000. Both of the customers that did not enter into the settlement have signed agreements to purchase energy from other suppliers beginning in 1997. The eleven wholesale customers involved in this matter accounted for less than 2 percent of the Company's overall electric revenues during 1996. The two customers that have signed agreements with other suppliers accounted for less than 0.5 percent of the Company's 1996 overall electric revenues.
     During 1996, NP&L filed an application with and received approval from the NCUC to increase its annual retail service revenues by $4.6 million.
     FUEL AND PURCHASED POWER COST ADJUSTMENT PROCEDURES. Duke Power has procedures in all three of its regulatory jurisdictions to adjust rates for fluctuations in fuel expense. In the North Carolina retail jurisdiction, a review of fuel costs in rates is required annually and during general rate case proceedings. In 1996, the South Carolina General Assembly amended the Code of Laws of South Carolina to provide for annual reviews of fuel costs. In the wholesale jurisdiction, fuel costs are reviewed semiannually. All jurisdictions allow Duke Power to adjust rates for past over- or under-recovery of fuel costs. Therefore, Duke Power reflects in revenues the difference between actual fuel costs incurred and fuel costs recovered through rates.
     NP&L's wholesale rates are adjusted annually to reflect current costs. Purchased power costs of NP&L are reviewed annually and during general rate case proceedings by the NCUC. NP&L is allowed to adjust rates for past over- or under-recovery of purchased power costs. Therefore, NP&L defers the difference between actual purchased power costs incurred and those recovered through rates. ENERGY MANAGEMENT AND FUTURE POWER NEEDS
     The Company's strategy for meeting customers' present and future energy needs consists of three components: supply-side resources, demand-side resources, and purchased power resources. The Company uses a 20 percent planning reserve margin as a baseline to meet contingencies such as forecast uncertainties, unit outages, weather extremes, and historically long lead times for new generation resources. With the increased flexibility from the purchased power market offering short lead time resources and shortened lead times for new generation construction, the Company expects to maintain an operating reserve margin of approximately 17 percent of its anticipated peak load requirements through 2001. The Company continues to engage in a comprehensive energy management program as part of its Integrated Resource Plan (IRP). Integrated resource planning is the process used by utilities to evaluate a variety of resources. The goal is to provide adequate and reliable electricity in an environmentally responsible manner through cost-effective power management. As customers elect to procure generation from other suppliers, as two of the Company's wholesale customers have indicated they will do beginning in 1997, the Company will no longer be obligated to plan for the future generation needs of those customers. The Company files an IRP with the NCUC and the PSCSC once every three years. During each of the intervening years, the Company files a Short Term Action Plan which updates the IRP for any changes in projections for the next three years. The PSCSC issued an order on December 14, 1995 approving the Company's 1995 IRP. On February 20, 1996, the NCUC issued a similar order. Short-term action plans were filed with both the NCUC and the PSCSC in April 1996.
     The Company has completed the construction of a combustion turbine facility in Lincoln County, North Carolina, to provide capacity at periods of peak demand. The station consists of sixteen combustion turbines with a total generating capacity of 1,200 megawatts. During 1995, twelve units of the Lincoln Combustion Turbine Station began commercial operation. The last four units began commercial operation in the first quarter of 1996.
     Demand-side management (DSM) programs benefit the Company and its customers by providing cost-effective energy efficiency, providing for load control through interruptible control features, shifting usage to off-peak periods and increasing
                                       3
strategic sales of electricity. The November 1991 rate orders of the NCUC and the PSCSC provided for recovery in rates of a designated level of costs for DSM programs and allowed the deferral for later recovery of certain DSM costs that exceed the level reflected in rates, including a return on the deferred costs. In 1993, the NCUC and the PSCSC issued orders approving "shared savings" mechanisms for accomplishments achieved in the Company's DSM programs, and deferral of such shared savings. The May 1996 rate rider in South Carolina included an increment for DSM cost recovery. (See "Rate Matters.") The Company ultimately expects recovery through rates of associated deferred costs, not to exceed $75 million including deferred returns in the North Carolina retail jurisdiction. The annual costs deferred, including the return, were approximately $11 million in 1996 and $27 million in 1995. The total costs deferred, including the return, are $67 million and $40 million in North Carolina and South Carolina, respectively.
     The purchase of capacity and energy is an integral part of meeting future power needs. As of December 31, 1996, the Company had under contract 329 MW of capacity from other generators of electricity, including 91 MW from qualifying facilities. In 1995, the Company issued two requests for proposals (RFP) to solicit both short-term and long-term competitive bids to provide future electric generating capacity resources. After review of all bids, the Company selected a short-term bid from PECO Energy Co. of Philadelphia. The agreement gives the Company the option to purchase up to 250 megawatts of capacity during the summer months of 1998 through 2001. Contract arrangements between the parties were finalized on August 1, 1996. The long-term RFP was closed and no bids were accepted.
CAPITAL REQUIREMENTS
     Projected capital expenditures, excluding costs related to portions of the Catawba Nuclear Station owned by the other Catawba joint owners, for the years set forth below, as now scheduled, are as follows (in millions):

                                                                            1997     1998     1999    2000     2001     TOTAL
Duke Power -- Electric
  Generation.............................................................   $223    $  177    $185    $137    $  142    $  864
  Transmission...........................................................     38        38      38      38        38       190
  Distribution...........................................................    246       248     251     255       258     1,258
  Other..................................................................     66        59      67      66        58       316
  Nuclear Fuel...........................................................    134       160     130     140       152       716
          Total Duke Power -- Electric...................................    707       682     671     636       648     3,344
Associated Enterprises Group.............................................    218       318     290     306       382     1,514
Total Company............................................................   $925    $1,000    $961    $942    $1,030    $4,858

     The Company's procedures for estimating capital expenditures for Duke
Power -- Electric (which include allowance for funds used during construction) utilize, among other things, past construction experience, current construction costs, allowances for inflation and the Company's business plan. These projections are subject to periodic review and revisions. Actual construction and nuclear fuel costs and capital expenditures incurred may vary from such estimates. Cost variances for Duke Power -- Electric are due to various factors, including revised load estimates, environmental matters and cost and availability of capital. Projections of the AEG capital expenditures are subject to periodic review and revision and may vary significantly as the business plans of the AEG evolve to meet the opportunities presented by their markets.
JOINT OWNERSHIP OF GENERATING FACILITIES
     The Company, through several transactions beginning in 1978, sold an 87.5% undivided interest in the Catawba Nuclear Station to the other Catawba joint owners.
     These transactions contemplate that the Company will operate the facility, interconnect its transmission system, wheel a certain portion of the capacity and energy of such facility to the respective participants, provide back-up services for such capacity, buy for its own use (whether or not the facility is generating electricity) that portion of the capacity not then contractually required by the respective participants, and provide supplemental power as required by the purchasers to enable them to provide service on a firm basis. The transactions also include a reliability exchange between the Catawba Nuclear Station and the McGuire Nuclear Station of the Company, which provides for an exchange of 50 percent of each other Catawba joint owner's retained capacity from its ownership interest in the Catawba units for like amounts of capability and output from units of the McGuire Nuclear Station. The implementation of the reliability exchange has not had, nor does the Company anticipate that such implementation will have, a material effect on earnings. (See Note 3, "Notes to Consolidated Financial Statements.")
                                       4

     The Company and North Carolina Municipal Power Agency Number 1 (NCMPA) and Piedmont Municipal Power Agency (PMPA), two of the four other joint owners of the Catawba Nuclear Station, entered into a settlement in 1995 which resolved outstanding issues related to how certain calculations affecting bills under the Catawba joint ownership contractual agreements should be performed. The settlement was approved by the NCUC on January 16, 1996, and the PSCSC on January 23, 1996. As part of the settlement, the Company agreed to purchase additional megawatts (MW) of Catawba capacity during the period 1996 through 1999 and remove certain restrictions related to sales of surplus energy by these two joint owners. The additional capacity purchases are 215 MW in 1996, 165 MW in 1997, 120 MW in 1998 and 100 MW in 1999. The Company expects to recover the costs associated with this settlement as part of the purchased capacity levelization, consistent with prior orders of the retail regulatory commissions. Therefore, the Company believes these matters should not have a material adverse effect on its results of operations or its financial position.
     The Company and all four of the other joint owners of the Catawba Nuclear Station entered into settlement agreements in 1994 which resolved all issues in contention in arbitration proceedings related to the Catawba joint ownership contractual agreements. The basic contention in each proceeding was that certain calculations affecting bills under these agreements should be performed differently. These items are covered by the agreements between the Company and the other Catawba joint owners, which previously have been approved by the Company's retail regulatory commissions. (For additional information on Catawba joint ownership, see Note 3, "Notes to the Consolidated Financial Statements.") In 1994, the Company settled its cumulative net obligation through 1993 of approximately $205 million related to these settlement agreements. Billings for 1994 and later years conform to the settlement agreements, which were approved by the Company's retail regulatory commissions. Because the Company expects the costs associated with these settlements to be recovered as part of the purchased capacity levelization, which has been approved by the Company's retail regulatory commissions, the Company included approximately $205 million as an increase to "Purchased capacity costs" on its Consolidated Balance Sheet in 1994. Therefore, the Company believes these matters should not have a material adverse effect on its results of operations or its financial position.
FUEL SUPPLY
     The Company presently relies principally on nuclear fuel and coal for the generation of electric energy. The Company's reliance on oil and gas is minimal even with the addition of the Lincoln Combustion Turbine Station, which is designed to operate on either natural gas or oil.
     Information regarding the utilization of sources of power and cost of fuels is set forth in the following table:

                                                                                                          COST OF FUEL PER NET
                                                                               GENERATION BY SOURCE       KWH GENERATED (CENTS)
                                                                              YEAR ENDED DECEMBER 31     YEAR ENDED DECEMBER 31
                                                                              1996     1995     1994     1996     1995     1994
Coal.......................................................................    54.0%    43.7%    46.9%    1.40     1.56     1.53
Nuclear (1)................................................................    44.0     53.7     51.0     0.53     0.57     0.56
Oil and gas (2) (3)........................................................      .3       .3       --     6.74     5.06    16.90
All fuels (cost based on weighted average) (1) (2).........................    98.3     97.7     97.9     1.02     1.03     1.03
Hydroelectric (4)..........................................................     1.7      2.3      2.1
                                                                              100.0%   100.0%   100.0%

(1) Statistics related to nuclear generation and all fuels reflect the Company's 12.5% ownership in the Catawba Nuclear Station.
(2) Statistics related to oil and gas generation and all fuels reflect precommercial generation at the Lincoln Combustion Turbine Station in 1995 and 1996.
(3) Oil and gas cost statistics include amounts for light-off fuel at the Company's coal-fired stations.
(4) Generating figures are net of that output required to replenish pumped storage units during off-peak periods and do not include NP&L.
     COAL. The Company obtains a large amount of its coal under long-term supply contracts with mining operators utilizing both underground and surface mining. The Company has on hand an adequate supply of coal. The Company's long-term supply contracts, all of which have price adjustment provisions, have expiration dates ranging from 1997 to 2003. The Company believes that it will be able to renew such contracts as they expire or to enter into similar contractual arrangements with
                                       5
other coal suppliers for quantities and qualities of coal required. The coal covered by the Company's long-term supply contracts is produced from mines located in eastern Kentucky, southern West Virginia and southwestern Virginia. The Company's requirements not met by long-term supply contracts have been and will be fulfilled with spot market purchases. The average sulfur content of coal being purchased by the Company is approximately 1 percent. Such coal satisfies the current emission limitation for sulfur dioxide for existing facilities. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- The Clean Air Act Amendments of 1990.")
     NUCLEAR. Generally, the supply of fuel for nuclear generating units involves the mining and milling of uranium ore to produce uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of that gas and fabrication of the enriched uranium hexafluoride into usable fuel assemblies. After a region (approximately one-third of the nuclear fuel assemblies in the reactor at any time) of spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. The Company has contracted for uranium materials and services required to fuel the Oconee, McGuire and Catawba Nuclear Stations. Based upon current projections, these contracts will meet the Company's requirements through the following years:

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

     Uranium material requirements will be met through various supplier contracts, with uranium material produced primarily in the U.S. and Canada. The Company believes that it will be able to renew contracts as they expire or to enter into similar contractual arrangements with other nuclear fuel materials and services suppliers. Requirements not met by long-term supply contracts have been and will be fulfilled with uranium spot market purchases.
     The Department of Energy (DOE) requested Expressions of Interest (EOI) to facilitate in the disposal of plutonium. The Company and Commonwealth Edison, along with the other joint owners of the Catawba Nuclear Station, responded to the EOI in early 1996. As this project is in its early developmental stage, management cannot predict the outcome of this process. However, the Company believes these matters should not have a material effect on the results of operations or financial position of the Company.
     The Nuclear Waste Policy Act of 1982 requires that the DOE begin disposing of spent fuel no later than January 31, 1998. The Company has entered into the required contracts with the DOE for the disposal of nuclear fuel and began making payments in July 1983 for disposal costs of fuel currently being utilized. These payments, combined with a one-time payment for disposal costs of fuel consumed prior to April 7, 1983, have totaled about $540 million through 1996 related to the Company's ownership interest in nuclear plants. The DOE has announced that the department anticipates a delay in accepting the waste materials on the contract date of January 31, 1998. The Company has joined with 35 other utilities in a lawsuit attempting to force the DOE to meet its obligations as called for in the contract. While it is uncertain what interim storage will be provided by the DOE due to its inability to meet the contract date, the Company has satisfactory plans in place to provide storage of spent nuclear fuel if the DOE cannot accept it.
REGULATION
     The Company is subject to the jurisdiction of the NCUC and the PSCSC which, among other things, must approve the issuance of securities. The Company also is subject, as to some phases of its business, to the jurisdiction of the FERC, the Environmental Protection Agency (EPA) and state environmental agencies and to the jurisdiction of the Nuclear Regulatory Commission (NRC) as to design, construction and operation of its nuclear power facilities. The Company is exempt from regulation as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA), except with respect to the acquisition of the securities of other public utilities.
     ENVIRONMENTAL MATTERS. The Company is subject to federal, state, and local regulations with regard to air and water quality, hazardous and solid waste disposal, and other environmental matters. North Carolina has enacted a declaration of environmental policy requiring all state agencies to administer their responsibilities in accordance with such policy. The NCUC has adopted rules requiring consideration of environmental effects in determining whether certificates of public convenience and necessity will be granted for proposed generation facilities. South Carolina law also requires consideration by the PSCSC of environmental effects in determining whether certificates of public convenience and necessity will be granted
                                       6
for proposed major utility facilities, which include certain generation and transmission facilities. All of the Company's facilities which are currently under construction have been designed to comply with presently applicable environmental regulations. Such compliance has, however, increased the cost of electric service by requiring changes in the design and operation of existing facilities. In 1996, the Company's construction costs for environmental protection totaled approximately $9 million, while the on-going environmental operation costs were approximately $24 million. The Company's 1997-2001 construction program includes costs for environmental protection which are estimated to be approximately $152 million, including $4.2 million in 1997, $44.5 million in 1998, $55.5 million in 1999, $25.6 million in 2000 and $22.5 million in 2001. These costs include expenditures associated with the Clean Air Act Amendments of 1990. However, governmental regulations establishing environmental protection standards are continually evolving and have not, in some cases, been fully established. These projections are subject to periodic review and revisions. Actual construction costs and capital expenditures incurred may vary from such estimates. Cost variances are due to various factors, including cost and availability of capital.
     AIR QUALITY. See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- The Clean Air Act Amendments of 1990" for a discussion of the Company's plans for compliance with federal clean air standards. The EPA has recently proposed revisions to two of its air quality standards, one for ozone and the other for particulate matter. These two proposals will not be final until the summer of 1997, and will likely take years to implement fully. The rules as proposed would likely require significant capital expenditures by electric utilities, particularly with respect to coal-fired generation facilities, as well as by businesses in many other industries. If promulgated without revision, it is expected that the rules will be challenged in court, which could delay the effective implementation date or could result in the rules being overturned altogether. Thus, it is too early to estimate with accuracy the impact these rules could have on the Company. Nevertheless, if implemented as proposed, the cost of compliance for the Company could range from approximately $30 million to approximately $600 million over a period currently estimated to be from 2002 through 2005.
     WATER QUALITY. The Federal Water Pollution Control Act Amendments of 1987 (referred to herein as the "Clean Water Act") require permits for facilities that discharge treated wastewater to the environment. The Company holds numerous such permits, which are issued periodically. The issuance of such permits is delegated by the EPA to state agencies in North and South Carolina. The Clean Water Act has been scheduled for review and reauthorization by Congress since 1994, but no legislation has been enacted. Until Congress acts upon the reauthorization, management will be unable to assess what effect, if any, such reauthorization will have on the Company's operations.
     OTHER ENVIRONMENTAL REGULATIONS. Contingencies associated with environmental matters are principally related to possible obligations to remove or mitigate the effects of contaminants resulting from the disposal of certain substances.
     The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as "Superfund," can require any individual or entity which may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes which were sent to such site, to share in remediation costs for the site. Such parties are known as "potentially responsible parties" (PRPs). Some sites are remediated pursuant to state acts which are similar to CERCLA. The Company is currently participating in PRP groups with regard to Superfund sites near Concord, North Carolina and Lenoir, North Carolina. While the total cost of remediation at these federal and state contamination sites may be substantial, the Company shares probable liability with other PRPs, many of which have substantial assets. Management is of the opinion that resolution of these matters will not have a material adverse effect on the results of operations or financial position of the Company.
     Other clean-up sites in which the Company is involved arise from the former operation of manufactured gas plants (MGP), which were commonplace in the Carolinas until the 1950s. Some such sites are still owned by the Company, and others are now owned by third parties. In North Carolina, the Company is participating in a state-sponsored program to investigate and, where appropriate, remediate MGP sites. In South Carolina, the Company is in the process of remediating an MGP site in Greenville. Management is of the opinion that resolution of these matters will not have a material adverse effect on the results of operations or financial position of the Company.
     CERCLA has been scheduled for review and reauthorization by Congress since 1994, but no legislation has been enacted. Until CERCLA reform occurs, management will be unable to assess what effect, if any, such reauthorization will have on the Company's operations.
     GENERAL. Over the past few decades, the issue of the possible health effects of electric and magnetic fields has generated a number of generally inconclusive studies, some public concern and litigation as well as legislative action in some states regarding high voltage transmission lines. The impact of this issue on the Company cannot presently be determined.
     NUCLEAR FACILITIES. The Company's nuclear facilities are subject to continuing regulation by the NRC.
                                       7

     Stress corrosion cracking (SCC) has occurred in the steam generators of Units 1 and 2 at the McGuire Nuclear Station and Unit 1 at the Catawba Nuclear Station. Catawba Unit 2, which has certain design differences and came into service at a later date, has not yet shown the degree of SCC which has occurred in McGuire Units 1 and 2 and Catawba Unit 1. It is, however, too early in the life of Catawba Unit 2 to determine the extent to which SCC may be a problem. Although the Company has taken steps to mitigate the effects of SCC, the inherent potential for future SCC in the McGuire and Catawba steam generators still exists. The Company planned for the replacement of steam generators at three units that have experienced SCC and purchased the replacement steam generators from Babcock & Wilcox International. Replacement of the steam generators at Catawba Unit 1 was successfully completed at a lower cost than projected on October 4, 1996, after a 115-day outage that included replacement work and other maintenance. Steam generator replacement in both McGuire units is scheduled for completion during 1997. The Catawba Unit 2 steam generators have not been scheduled for replacement. Steam generator replacement at each McGuire unit is expected to take approximately four months and cost approximately $170 million, excluding the cost of replacement power. Stress corrosion problems are excluded under the Company's nuclear insurance policies.
     The Company, in connection with its McGuire and Catawba stations and on behalf of the other joint owners of the Catawba Station, began a legal action in 1990, alleging that Westinghouse Electric Corporation knowingly supplied to the McGuire and Catawba stations steam generators that were defective in design, workmanship and materials, requiring replacement well short of their stated design life. The lawsuit was settled in 1994. While the court order does not allow disclosure of the terms of the settlement, the Company believes the litigation was settled on terms that provided satisfactory consideration to the Company and will not have a material effect on the Company's results of operations or financial position.
     NUCLEAR DECOMMISSIONING COSTS. Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $1.3 billion stated in 1994 dollars based on decommissioning studies completed in 1994. This amount includes the Company's 12.5% ownership in the Catawba Nuclear Station. The other Catawba joint owners are responsible for decommissioning costs related to their ownership interests in the station. Such estimates presume each unit will be decommissioned as soon as possible following the end of its license life. Although subject to extension, the current operating licenses for the Company's nuclear units expire as follows: Oconee 1 and 2 -- 2013, Oconee
3 -- 2014; McGuire 1 -- 2021, McGuire 2 -- 2023; and Catawba 1 -- 2024, Catawba
2 -- 2026.
     The NRC issued a rulemaking in 1988 which requires an external mechanism to fund the estimated cost to decommission certain components of a nuclear unit subject to radioactive contamination. In addition to the required external funding, the Company maintains an internal reserve to provide for decommissioning costs of plant components not subject to radioactive contamination. During 1996, the Company expensed approximately $56 million, which was contributed to the external funds and accrued an additional $2 million to the internal reserve. The balance of the external funds as of December 31, 1996, was $363 million. The balance of the internal reserve as of December 31, 1996, was $208 million and is reflected in accumulated depreciation and amortization on the Consolidated Balance Sheets. Management's opinion is that the decommissioning costs being recovered through rates, invested at assumed after-tax earnings rates of 5.5 percent to 5.9 percent, are sufficient to provide for the estimated cost of decommissioning.
     A provision in the Energy Policy Act of 1992 established a fund for the decontamination and decommissioning of the DOE's uranium enrichment plants. Licensees are subject to an annual assessment for 15 years based on their pro rata share of past enrichment services. The annual assessment is recorded as fuel expense. The Company paid $9.5 million during 1996 and has paid $45.0 million cumulatively related to its ownership interest in nuclear plants. The Company has reflected the remaining liability and regulatory asset of $94.7 million in the Consolidated Balance Sheet at December 31, 1996.
     NUCLEAR INSURANCE. For a discussion of the Company's nuclear insurance coverage, see "Note 13, Notes to Consolidated Financial Statements, Commitments and Contingencies -- Nuclear Insurance."
     HYDROELECTRIC LICENSES. The principal hydroelectric projects of the Company are licensed by FERC under Part I of the Federal Power Act. Eleven developments on the Catawba-Wateree River in North Carolina and South Carolina, with a nameplate rating of approximately 805 MW, are licensed for a term expiring in 2008. The Company also holds a license for the Keowee-Toxaway Project for a term expiring in 2016, covering the Keowee Hydro Station and the Jocassee Pumped Storage Station for a combined total of approximately 770 MW, on the upper tributaries of the Savannah River in northwestern South Carolina. Additionally, the Company is the licensee through 2027 for the Bad Creek Hydroelectric Station which uses Lake Jocassee as its lower reservoir and has a nameplate rating of 1,065 MW. The Company received new 40-year licenses in 1996 for two existing projects on the Broad River. The Company sold seven small hydroelectric projects in 1996. NP&L holds licenses for 11 hydroelectric projects with a nameplate rating of 100 MW with license terms expiring 2001-2006. The Federal
                                       8

Power Act provides, among other things, that, upon the expiration of any license issued thereunder, the United States may (a) grant a new license to the licensee for the project, (b) take over the project upon payment to the licensee of its "net investment" in the project (but not in excess of the fair value thereof) plus severance damages, or (c) grant a license for the project to a new licensee subject to payment to the former licensee of the amount specified in (b) above. INTERCONNECTIONS
     The Company has major interconnections and arrangements with its neighboring utilities which it currently considers adequate for coordinated planning, emergency assistance, exchange of capacity and energy, and reliability of power supply.
COMPETITION
     The Company currently is subject to competition in some areas from government-owned power systems, municipally-owned electric systems, rural electric cooperatives and, in certain instances, from other private utilities. Statutes in North Carolina and South Carolina provide for the assignment by the NCUC and the PSCSC, respectively, of all areas outside municipalities in such states to power companies and rural electric cooperatives. Substantially all of the territory comprising the Company's service area has been so assigned. The remaining areas have been designated as unassigned and in such areas the Company remains subject to competition. A decision of the North Carolina Supreme Court limits, in some instances, the right of North Carolina municipalities to serve customers outside their corporate limits. In South Carolina there continues to be competition between municipalities and other electric suppliers outside the corporate limits of the municipalities, subject, however, to the regulation of the PSCSC. In addition, the Company is engaged in continuing competition with various natural gas providers.
     The Energy Policy Act of 1992 (EPACT) and the FERC's subsequent rulemaking activities are major drivers toward a more competitive market for electric generation. EPACT reformed provisions of PUHCA and Part II of the Federal Power Act to remove certain barriers to competition for the supply of electricity. For example, EPACT allows utilities to participate in the development of independent electric generating plants in the United States for sales to wholesale customers, as well as to contract for utility projects internationally, without becoming subject to regulation under PUHCA as an electric utility holding company. In addition, EPACT permits the FERC to order transmission access for third parties to transmission facilities owned by another entity so that energy suppliers can sell to wholesale customers wherever they are located. It does not, however, permit the FERC to issue an order requiring transmission access to retail customers.
     The FERC, responsible in large measure for implementation of the EPACT, has moved vigorously to implement its mandate, interpreting the statute broadly in issuing orders for third-party transmission service and issuing a number of rules of general applicability. On April 24, 1996, the FERC issued its Order Numbers 888 and 889, which established the final form of transmission tariff to provide comparable service to all users of a utility's transmission system.
     Open-access transmission for wholesale customers as defined by the FERC's final rules provides energy suppliers, including the Company, with opportunities to sell and deliver capacity and energy at market-based prices. Engaging in such transactions may result in improved utilization of the Company's existing assets. In addition, such access provides another supply option through which the Company can buy capacity and energy at attractive rates, influencing its competitive price position. However, sales to existing wholesale customers of the Company may continue to be impacted by open access either due to competitive pressure on the wholesale price of electricity, or the potential loss of sales as wholesale customers seek other options to meet their capacity and energy requirements at market-based prices. (For additional information about sales to wholesale customers, see "Liquidity and Resources -- Duke Power Company Rate Matters," and Note 3, "Notes to Consolidated Financial Statements.") Wholesale sales represented approximately 8.8 percent of the Company's total kilowatt-hour sales in 1996. Supplemental sales to the other joint owners of the Catawba Nuclear Station comprised the majority of such sales. Such supplemental sales will continue to decline in 1997 as a result of the retention of larger portions of ownership entitlement by the other joint owners. (For additional information on Catawba joint ownership, see Note 3, "Notes to Consolidated Financial Statements.")
     In early 1995, prior to issuance of the FERC's Notice of Proposed Rulemaking, the Company and certain of its affiliates filed three applications with the FERC, all of which were designed to enable effective participation in the competitive environment of the changing electric utility industry. Duke Power filed an application for permission to sell at market-based rates up to 2,500 megawatts of capacity and energy from its own assets. Two of the Company's affiliates, Duke Energy Marketing Corp. (DEMC) and Duke/Louis Dreyfus LLC (D/LD), filed applications with the FERC to become power marketers. All of the applications were supported by transmission tariffs which complied with then applicable FERC standards and established the rates, terms and conditions for transmission service to third parties on the Company's transmission system. Late in 1995,
                                       9
the FERC granted the applications of Duke, DEMC, and D/LD; accepted Duke's transmission tariffs; and ordered a hearing on the rates to be charged for service under those tariffs. On July 9, 1996, in compliance with the standards and schedules set forth in Order Number 888, the Company filed a pro forma open access transmission tariff complying with the requirements of the FERC's final rules. Such a filing was required of all transmission-owning utilities subject to the FERC's jurisdiction. The Company also filed on that date a proposed settlement in the proceeding earlier ordered by the FERC. The proposed settlement resolves all rate issues related to transmission services under Duke's tariff and contains the rates agreed upon under the settlement. The settlement and the July 9, 1996 tariff filing remain subject to final FERC approval.
     Competition for retail customers is not generally allowed in the Company's service territory. However, there are discussions and events at the national level and within certain states regarding retail competition which could result in changes in the industry. Such changes, should they occur, could impact all entities owning generation, including the other joint owners of the Catawba Nuclear Station. The process of assessing changes to the regulatory structure is just beginning in the Company's retail jurisdictions and has not progressed as rapidly as in some other states. A bill was passed in the North
Carolina General Assembly to establish a group to study the issues surrounding retail competition. The study group is to report the results of its study to the 1999 General Assembly. While a bill has been introduced to provide for retail competition in South
Carolina, the bill does not have the support of all interested parties and in effect just begins the process of addressing the relevant issues in that state. In addition, a bill has been recently introduced in the South Carolina legislature to create an electric deregulation study committee on retail competition. In addition, at the federal level, several bills have been introduced in Congress, and it is likely that other bills will be introduced in the future, that may cover many different issues, including the following: repeal of PUHCA and certain provisions of the Public Utility Regulatory Policies Act of 1978, retail competition, disaggregation of electric utilities and the restructuring of the electric utility industry. This activity is at an early stage, and no assessment of its impact, if any, upon the Company can be made at this time. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current
Issues -- Competition.")
     Currently, the electric utility industry is predominantly regulated on a basis designed to recover the cost of providing electric power to its retail and wholesale customers. If cost-based regulation were to be discontinued in the industry, for any reason, including competitive pressure on the cost-based prices of electricity, profits could be reduced and utilities might be required to reduce their asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require affected utilities to write off their associated regulatory assets. The regulatory assets of the Company are classified as "Deferred debits" on the Consolidated Balance Sheets. Substantially all of the "Deferred debits" are regulatory assets. Management cannot predict the potential impact, if any, of these competitive forces on the Company's future financial position and results of operations. However, the Company continues to position itself to effectively meet these challenges by maintaining prices that are locally, regionally and nationally competitive.
     In addition to the changing regulatory environment, another trend toward increasing competition in the electric utility industry is the convergence of markets for electricity and natural gas. The Company's management has noted the emergence of a national market for energy products and services in which demands for energy in the forms of electricity and gas are increasingly being met by vendors who have the ability to supply both. The Company's proposed merger with PanEnergy Corp is its primary strategic response to this trend. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Proposed Merger with PanEnergy Corp.")
SUBSIDIARIES AND DIVERSIFIED ACTIVITIES
     The Company continues to aggressively pursue both domestic and international diversified business opportunities that are synergistic with the Company's core business to provide additional value to the Company's shareholders. Among the Company's current industry pursuits are ownership of electric power facilities, energy marketing, real estate, communications, engineering consulting and various energy services. Although these opportunities are primarily concentrated in areas that utilize the Company's expertise, they present different and potentially greater risks than does the Company's core business. The Company only pursues opportunities in which the expected returns are commensurate with the risks and makes efforts to mitigate such risks. The Company undertakes a continuous evaluation of the various lines of business it may enter or exit, with the objective of enhancing shareholder value and managing any associated risk. (See "Subsidiaries and Diversified Activities Highlights.")
     Major subsidiaries and diversified activities include the following:
     CRESCENT RESOURCES, INC. (Crescent) provides high-quality residential and commercial real estate development services in the Southeast in addition to providing forest management activities focused on growing trees suitable for use in the construction, furniture and paper industries. During 1996, Crescent sold 869 residential developed lots compared to 600 lots in 1995. At December 31, 1996, Crescent owned approximately 2.5 million square feet of office, retail and warehouse space and had approximately 900,000 square feet of commercial properties under construction. Additionally, Crescent had approximately 249,000 acres of land under its management at year end.
                                       10

     DUKE ENERGY GROUP, INC. (Duke Energy Group) develops, owns, manages and operates energy facilities worldwide. Domestically, Duke Energy Group concentrates on advanced fossil-fueled generation including pulverized coal, circulating fluidized bed, coal gasification and natural gas technologies. Internationally, Duke Energy Group pursues advanced coal-fueled, hydroelectric and gas-fueled generation as well as transmission projects. Duke Energy Group has equity interests in two U.S. electric generation facilities and six international projects.
     DUKE ENGINEERING & SERVICES, INC. (DE&S) provides engineering, project management, quality assurance, construction management, operating and maintenance and environmental services for utilities, industry and government worldwide. During 1996, DE&S continued to expand primarily due to the acquisition of the nuclear engineering, government services and power services businesses of VECTRA Technologies, Inc. DE&S was awarded 984 contracts in 1996, including a contract to manage and integrate spent nuclear fuel activities at the Department of Energy's Hanford facility in Washington state. DE&S's domestic and global presence is evident by its 23 U.S. business offices, 13 international offices and projects underway in more than 50 countries.
     NANTAHALA POWER AND LIGHT COMPANY (NP&L) is a franchised electric utility which operates 11 hydroelectric plants with a total capacity of 100 megawatts. NP&L has approximately 55,000 customers in western North Carolina. NP&L sold 1,085,000 MWH in 1996 compared with 949,000 MWH in 1995, excluding firm sales and sales to Duke Power.
     OTHER BUSINESS UNITS include Church Street Capital Corp., which provides equity funding and credit enhancement services for its subsidiaries and manages investment funds; Duke/Fluor Daniel, a joint venture with Fluor Daniel, Inc., which provides engineering, procurement, construction and operating and maintenance services for fossil-fueled electric generating stations worldwide; Duke/Louis Dreyfus, LLC, which markets electric power, natural gas and energy-related services to utilities, municipalities and other large energy users in North America; Duke Merchandising, which sells and services home appliances, electronics and wireless communications devices; DukeNet Communications, Inc., which develops and manages communications systems, including fiber optic and wireless digital network services; and Duke Water Operations, which provides franchised water service to customers in parts of North and South Carolina.
EMPLOYEES
     At December 31, 1996, the Company had 17,726 full-time employees, which included 2,724 full-time employees of subsidiaries and diversified activities. About 1,850 electrical operating employees are represented by the International Brotherhood of Electrical Workers (IBEW). During the last quarter of 1996, the Company and the IBEW were unable to reach a new labor agreement and, in December 1996, the Company unilaterally implemented its final offer for settlement.
     The number of full-time employees has decreased to the 1996 year-end level from 18,551 at year-end 1991. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Resource Optimization.")
SUBSEQUENT EVENTS
     On March 18, 1997, the PSCSC unanimously voted in favor of the merger of the Company and PanEnergy Corp and approved the issuance of securities for the merger. Hearings were held in the PSCSC proceeding on March 6, 1997 and in the NCUC proceeding on March 18, 1997. In connection with the hearings, the Company entered into stipulations with the South Carolina Consumer Advocate and the Public Staff of the NCUC. The stipulations contain certain conditions that, among other things, are generally designed to ensure (i) that the rates of the Company's retail electric and water customers will not be affected by any costs of, or increased costs attributable to, the merger or by any commitments made by the Company in other jurisdictions relating to the merger, (ii) that the Company's future conduct of business with its subsidiaries and affiliates, and its allocation of costs among the Company and its subsidiaries and affiliates, do not lessen competition or adversely impact rates, (iii) that the Company will not seek to increase its retail rates through the year 2000, except to reflect substantial financial impacts of governmental action affecting the industry generally, or a segment thereof, including the Company, or major expenditures attributable to FORCE MAJEURE events, and (iv) that North Carolina's regulatory jurisdiction will not be diminished by preemption, to the detriment of retail customers, should the Company in the future engage in an action that causes it to cease to be exempt from registration under PUHCA. Orders to be issued in both the PSCSC and NCUC proceedings may contain some or all of the conditions set forth in the stipulations.
                                       11

                 (Picture Graphic of a Map of North and South Carolina
                                     appears here)

                               DUKE POWER COMPANY
                              OPERATING STATISTICS

                                                                               YEAR ENDED DECEMBER 31,
                                                             1996          1995          1994          1993          1992
Sources of Electric Energy (a)
  Millions of kilowatt-hours:
     Generated -- net output:
     Coal..............................................       40,649        32,389        32,714        34,097        28,999
     Nuclear (b).......................................       33,177        39,836        35,587        34,390        33,925
     Hydro.............................................        1,319         1,685         1,460         1,582         1,834
     Oil and gas (c)...................................          199           255            35            43             5
          Total generation.............................       75,344        74,165        69,796        70,112        64,763
     Purchased power and net interchange...............        3,587         1,175         1,276         1,750         1,403
          Total output.................................       78,931        75,340        71,072        71,862        66,166
     Plus: Purchases from other Catawba joint owners...        2,662         6,070         9,046         8,810         9,466
          Total sources of energy......................       81,593        81,410        80,118        80,672        75,632
     Line loss and company usage.......................        4,741         4,673         4,555         4,614         4,590
          Total kilowatt-hour sales....................       76,852        76,737        75,563        76,058        71,042
Average Cost Per Ton of Coal Burned....................   $    36.89    $    41.72    $    40.68    $    42.21    $    43.47
Electric Energy Sales (a)
  Millions of kilowatt-hours:
     Residential.......................................       20,992        19,669        18,870        19,465        17,789
     General service...................................       19,269        18,160        17,289        16,904        15,818
     Industrial
       Textile.........................................       11,599        12,151        12,285        11,954        11,685
       Other...........................................       18,021        17,631        17,005        16,244        15,356
     Other energy and wholesale (d)....................        7,028         8,330        10,274        11,337        10,360
          Total kilowatt-hour sales billed.............       76,909        75,941        75,723        75,904        71,008
            Unbilled kilowatt-hour sales...............          (57)          796          (160)          154            34
            Total kilowatt-hour sales..................       76,852        76,737        75,563        76,058        71,042
Electric Revenue (a)
  Thousands of dollars:
     Residential.......................................   $1,519,902    $1,441,362    $1,379,740    $1,424,173    $1,312,227
     General service...................................    1,123,804     1,076,791     1,031,061     1,014,124       964,853
     Industrial
       Textile.........................................      458,844       494,066       498,190       487,576       482,172
       Other...........................................      765,387       766,750       745,154       726,399       696,413
     Other energy and wholesale (d)....................      379,755       461,367       540,256       476,862       460,849
     Other electric revenue............................      149,181       182,102        84,928       152,742        44,970
          Total electric revenues......................   $4,396,873    $4,422,438    $4,279,329    $4,281,876    $3,961,484
Number of Customers -- end of year (a)
     Residential.......................................    1,563,940     1,526,323     1,493,166     1,460,876     1,439,845
     General service...................................      253,849       246,276       239,355       232,272       227,675
     Industrial
       Textile.........................................        1,327         1,390         1,422         1,396         1,390
       Other...........................................        7,304         7,320         7,320         7,338         7,314
     Other energy and wholesale........................        8,660         8,470         8,187         7,957         7,773
          Total customers..............................    1,835,080     1,789,779     1,749,450     1,709,839     1,683,997
Residential Customer Statistics (a)
     Average number for the year.......................    1,549,346     1,514,434     1,483,497     1,455,609     1,431,403
     Average annual use -- KWH.........................       13,549        12,988        12,720        13,372        12,427
     Average annual billing............................   $   981.00    $   951.75    $   930.06    $   978.40    $   916.74
Average annual billed revenue per KWH (a)
  Cents:
     Residential.......................................         7.24          7.33          7.31          7.32          7.38
     General service...................................         5.83          5.93          5.96          6.00          6.10
     Industrial........................................         4.13          4.23          4.24          4.31          4.36
     Other energy and wholesale (d)....................         5.40          5.54          5.26          4.21          4.45

(a) Does not include operating statistics of NP&L.
(b) Includes 12.5% of Catawba generation.
(c) 1996 and 1995 include KWH of the Lincoln Combustion Turbine Station prior to commercial operation.
(d) Includes sales to NP&L.
EXECUTIVE OFFICERS OF THE COMPANY
     WILLIAM H. GRIGG, 64, Chairman of the Board and Chief Executive Officer. Mr. Grigg served as Chairman of the Board, President and Chief Executive Officer, effective April 28, 1994, until July 27, 1994 when he assumed his present position. He served as Vice Chairman of the Board beginning in 1991, and Executive Vice President, Customer Group, beginning in 1988.
     STEVE C. GRIFFITH, JR., 63, Vice Chairman of the Board and General Counsel. Mr. Griffith served as Executive Vice President and General Counsel from 1991 until he assumed his present position in July 1994. He served as Senior Vice President and General Counsel from 1982 until 1991.
     RICHARD B. PRIORY, 50, President and Chief Operating Officer. Mr. Priory served as Executive Vice President, Power Generation Group, from 1991 until he assumed his present position in July 1994. He was Senior Vice President, Generation and Information Services, from 1988 to 1991.
     WILLIAM A. COLEY, 53, President, Associated Enterprises Group. Mr. Coley was named Senior Vice President, Power Delivery, in 1988; Senior Vice President, Customer Group, in 1990; and Executive Vice President, Customer Group, in 1991. He was named to his present position in July 1994.
     RICHARD J. OSBORNE, 45, Senior Vice President and Chief Financial Officer. Prior to assuming his current position in July 1994, Mr. Osborne served as Vice President and Chief Financial Officer beginning in 1991 and Vice President, Finance, from 1988 to 1991.
     JEFFREY L. BOYER, 40, Controller. Mr. Boyer served as Director of Corporate Accounting for more than five years prior to assuming his present position in July 1994.
     Executive officers are elected annually by the Board of Directors and serve until the first meeting of the Board of Directors following the next annual meeting of shareholders and until their successors are duly elected.
     There are no family relationships between any of the executive officers nor any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.
     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.
                                       14

ITEM 2. PROPERTIES.
     At December 31, 1996, the Company, excluding its subsidiary NP&L, operated three nuclear generating stations, eight coal-fired stations and twenty hydroelectric stations, all of which are located in North Carolina or South Carolina.
     The following is a list of the major generating stations owned by the Company at December 31, 1996:

FACILITY                    ENERGY SOURCE     NET MW
Oconee                      Nuclear           2,538
McGuire                     Nuclear           2,258
Catawba (a)                 Nuclear             282
Belews Creek                Coal              2,240
Marshall                    Coal              2,090
Allen                       Coal              1,140
Cliffside                   Coal                760
Others                      Coal              1,469
Bad Creek                   Hydroelectric     1,065
Jocassee                    Hydroelectric       610
Others                      Hydroelectric     1,010
Lincoln                     Oil and gas       1,200
Others                      Oil and gas         584

(a) Represents Duke's 12.5% ownership share in Catawba Nuclear Station.
     In addition to the electric generating plants described above, the Company owned, as of December 31, 1996, approximately 8,300 conductor miles of transmission lines, including 600 conductor miles of 500 kilovolts, 1,400 conductor miles of 220 kilovolts, 3,400 conductor miles of 100 kilovolts, and 2,900 conductor miles of 13 to 66 kilovolts. The Company also owned approximately 74,200 conductor miles of distribution lines, including 47,200 conductor miles of rural overhead lines, 14,700 conductor miles of urban overhead lines, 6,900 conductor miles of rural underground lines and 5,400 conductor miles of urban underground lines. As of such date, the Company's transmission and distribution systems comprised approximately 1,600 substations with an installed transformer capacity of approximately 85,200,000 kVA.
     NP&L's generation facilities consist of 11 hydroelectric plants with an aggregate nameplate capacity of approximately 100 MW. Duke Power supplies all of NP&L's supplemental power needs from Duke Power's Tuckaseegee Substation near NP&L's Thorpe Plant. NP&L also has an interconnection of 161 kV with the Tennessee Valley Authority (TVA) at Santeetlah, North Carolina. The transmission backbone of the NP&L system is a 161 kV line from Duke's Tuckaseegee Substation to the interconnection with TVA at Santeetlah, with NP&L substations at Robbinsville, Nantahala Plant, Oak Grove, Webster and Thorpe Plant.
     The map found at the end of Item 1 shows the locations of the Company's and NP&L's service areas and generating stations.
     Substantially all electric plant is mortgaged under the Indenture relating to the First and Refunding Mortgage Bonds of the Company.
     For additional information concerning the properties of the Company, see "Business -- Energy Requirements and Capability."
ITEM 3. LEGAL PROCEEDINGS.
     Reference is made to "Business -- Regulation," "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current
Issues -- Commitments and Contingencies" and "Note 13, Notes to Consolidated Financial Statements, Commitments and Contingencies -- Other."
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of the Company's security holders during the last quarter of 1996.
                                       15

                                    PART II.
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.
     The Common Stock of the Company is traded on the New York Stock Exchange. At December 31, 1996, there were approximately 130,683 holders of shares of such Common Stock. During 1996, the Company repurchased 3,269,743 shares of its Common Stock, at a total cost of $159 million, through a stock repurchase program. On January 28, 1997, the Board of Directors amended the program to expressly limit the number of shares authorized for repurchase under the program, from the initiation of the program through a date two years after the consummation of the proposed merger with PanEnergy Corp, to an amount not to exceed 15 million shares. (For additional information on the stock repurchase program, see Note 6, "Notes to the Consolidated Financial Statements.")
     The following table sets forth for the periods indicated the dividends paid per share of Common Stock and the high and low sales prices of such shares reported by the New York Stock Exchange Composite Transactions:

                                                                                                                 STOCK PRICE
                                                                                                    DIVIDENDS       RANGE
COMMON STOCK                                                                                        PER SHARE       HIGH
1996 By Quarter
  Fourth.........................................................................................     $0.53      $    49 1/8
  Third..........................................................................................      0.53           51 3/8
  Second.........................................................................................      0.51           51 1/2
  First..........................................................................................      0.51           53
1995 By Quarter
  Fourth.........................................................................................     $0.51      $    47 7/8
  Third..........................................................................................      0.51           43 3/4
  Second.........................................................................................      0.49           42 3/4
  First..........................................................................................      0.49           40 3/4

                                                                                                   STOCK PRICE
                                                                                                      RANGE
COMMON STOCK                                                                                           LOW
1996 By Quarter
  Fourth.........................................................................................  $    43 3/8
  Third..........................................................................................       45 3/4
  Second.........................................................................................       45 3/4
  First..........................................................................................       46 7/8
1995 By Quarter
  Fourth.........................................................................................  $    43 1/8
  Third..........................................................................................       40
  Second.........................................................................................       38 1/4
  First..........................................................................................       37 3/8

ITEM 6.
                            SELECTED FINANCIAL DATA

                                                       1996           1995           1994           1993           1992
Condensed consolidated statements of income
  (thousands)
  Operating revenues.............................   $ 4,757,974    $ 4,676,684    $ 4,488,913    $ 4,466,233    $ 4,122,503
  Operating expenses.............................     3,395,771      3,327,633      3,309,087      3,258,422      3,087,422
  Operating income...............................     1,362,203      1,349,051      1,179,826      1,207,811      1,035,081
  Interest expense and other income..............      (156,546)      (168,072)      (143,931)      (171,419)      (223,028)
  Income before income taxes.....................     1,205,657      1,180,979      1,035,895      1,036,392        812,053
  Income taxes...................................       475,691        466,441        397,019        409,977        303,970
  Net income.....................................       729,966        714,538        638,876        626,415        508,083
  Dividends on preferred and preference stock....        44,245         48,903         49,724         52,429         56,407
  Earnings for common stock......................   $   685,721    $   665,635    $   589,152    $   573,986    $   451,676
Common stock data
  Shares of common stock
     year-end (thousands)........................       201,590        204,859        204,859        204,859        204,859
     average (thousands).........................       203,553        204,859        204,859        204,859        204,819
  Per share of common stock
     Earnings....................................   $      3.37    $      3.25    $      2.88    $      2.80    $      2.21
     Dividends...................................   $      2.08    $      2.00    $      1.92    $      1.84    $      1.76
     Book value -- year-end......................   $     24.25    $     23.36    $     22.13    $     21.17    $     20.26
     Market price -- high-low....................   $ 53-43 3/8    $47 7/8-37 3/8 $ 43-32 7/8    $44 7/8-35 3/8 $37 1/2-31 3/8
                   -- year-end...................   $    46 1/4    $    47 3/8    $    38 1/8    $    42 3/8    $    36 1/8
Balance sheet data
  (thousands)
  Total assets...................................   $13,469,690    $13,358,484    $12,862,228    $12,293,605    $11,012,795
  Long-term debt.................................   $ 3,538,114    $ 3,711,405    $ 3,567,122    $ 3,285,397    $ 3,288,111
  Preferred stock with sinking fund
     requirements................................   $   234,000    $   234,000    $   279,500    $   281,000    $   279,519

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
     This Management's Discussion and Analysis presents the financial condition, results of operations and certain forward-looking information about Duke Power Company and its subsidiaries. On November 25, 1996, the Company and PanEnergy Corp announced a proposed stock-for-stock merger. Unless otherwise indicated, all information presented herein relates to Duke Power Company only and does not take into account the proposed merger with PanEnergy. (For additional information on the proposed merger, see "Current Issues -- Proposed Merger with PanEnergy Corp.")
RESULTS OF OPERATIONS
     EARNINGS AND DIVIDENDS. Earnings per share increased 4 percent from $3.25 in 1995 to $3.37 in 1996. The increase was primarily due to electric customer growth.
     Earnings per share increased from $2.88 in 1994 to $3.37 in 1996, indicating an average annual growth rate of 8 percent. Total Company earned return on average common equity was 14.2 percent in 1996 compared to 14.3 percent in 1995 and 13.3 percent in 1994.
     The Company continued its practice of annually increasing the common stock dividend. Common dividends per share increased at an average annual rate of 4 percent from $1.92 in 1994 to $2.08 in 1996. Indicated annual dividends per share increased to $2.12.
     REVENUES AND SALES. Operating revenues increased at an average annual rate of 3 percent from 1994 to 1996, primarily because of growth in the residential and general service customer classes and increased retail kilowatt-hour sales to weather-sensitive customer classes. As discussed below, increased retail sales were partially offset by decreased sales to wholesale customers. A South Carolina retail rate reduction also decreased revenues in 1996. (For additional information on the South Carolina rate reduction, see "Liquidity and
Resources -- Duke Power Company Rate Matters.") Revenues from subsidiaries and diversified operations contributed $162 million to the increase in revenues over the three-year period, primarily from increased engineering service fees and developed lot and land sales.
     Wholesale revenues declined in 1996 as a result of the retention of significantly larger portions of ownership entitlement by the other joint owners of the Catawba Nuclear Station. This increased retention reduces the joint owners' supplemental requirements supplied by the Company. The effect on earnings of such wholesale revenue declines is partially offset by declines in purchased power costs from the other joint owners which are not subject to levelization. (For additional information on Catawba joint ownership, see Note 3, "Notes to the Consolidated Financial Statements.")
     Kilowatt-hour sales from Duke Power electric operations were flat from 1995 to 1996. Sales to residential, general service, and other industrial customers increased by 7 percent, 6 percent and 2 percent, respectively, as a result of colder winter weather and continued economic growth in Duke Power's service area. However, sales to textile customers decreased 5 percent, due to a weaker demand for textile goods. Wholesale sales decreased 16 percent primarily due to a decrease of 24 percent in supplemental sales requirements to the other joint owners of the Catawba Nuclear Station.
     OPERATING EXPENSES. From 1995 to 1996, other operation and maintenance expenses increased 7 percent. Increased activities of subsidiaries and diversified operations contributed to this increase. Distribution maintenance expenses also increased, primarily because of restoration costs associated with a February ice storm and Hurricane Fran.
     Other operation and maintenance expenses increased at an average annual rate of 6 percent from 1994 to 1996. Increased activities of the subsidiaries and diversified operations associated with engineering services contributed to this increase.
     Fuel expense increased at an average annual rate of 4 percent from 1994 to 1996. The increase was due primarily to higher system production requirements and higher levels of fossil generation as a percentage of total generation. These increases were partially offset by lower fossil fuel costs.
     Net interchange and purchased power expenses decreased from $553 million in 1994 to $379 million in 1996, an average annual decrease of 17 percent. This decrease was primarily the result of lower purchased power costs from the other joint owners not subject to levelization as the other joint owners retained significantly larger portions of their ownership entitlement, and lower levelized costs as a result of the substantial completion of the recovery of such costs from South Carolina customers.
                                       18

     From 1994 to 1996, depreciation and amortization expense increased at an average annual rate of 3 percent, primarily due to increased depreciation associated with additional investments. These investments were primarily associated with distribution plant, including investment to support customer growth, and the completion of the Lincoln Combustion Turbine Station. (For additional information on the Lincoln Combustion Turbine Station, see "Capital Needs -- Meeting Future Power Needs.")
     INTEREST EXPENSE AND OTHER INCOME. Interest expense increased at an average annual rate of 2 percent from 1994 to 1996, primarily due to long-term debt financing activities in 1994.
     Allowance for funds used during construction (AFUDC) and other deferred returns, net of associated taxes, represented 11 percent of earnings for common stock in 1996 compared to 13 percent in 1994. AFUDC and other deferred returns are expected to be less than 11 percent of total earnings during the next three years.
     The deferred return, net of associated taxes, on the purchased capacity levelization deferral related to the joint ownership of the Catawba Nuclear Station represented 7 percent of earnings for common stock in 1996, 1995 and 1994. The cumulative deferred purchased capacity balance began to decline in 1996 and will continue to decline in 1997. (For additional information on purchased capacity levelization, see "Capital Needs -- Purchased Capacity Levelization.")
     AFUDC, net of associated taxes, represented 3 percent of earnings for common stock in 1996 compared to 5 percent in 1995 and 6 percent in 1994. The changes were primarily the result of the construction and subsequent commercial operation of the Lincoln Combustion Turbine Station as 12 units were brought on-line in 1995 and the remaining 4 units were brought on-line during the first quarter of 1996. (For additional information on the Lincoln Combustion Turbine Station, see "Capital Needs -- Meeting Future Power Needs.")
LIQUIDITY AND RESOURCES
     DUKE POWER COMPANY RATE MATTERS. Duke Power Company's most recent general rate increase requests in the North Carolina and South Carolina retail jurisdictions were filed and approved in 1991. Additionally, Duke Power has a bulk power sales agreement with Carolina Power & Light Company (CP&L) to provide CP&L 400 megawatts of capacity as well as associated energy when needed for a six-year period which began July 1, 1993. Electric rates in all of Duke Power's regulatory jurisdictions were reduced by adjustment riders to reflect capacity revenues received from this CP&L bulk power sales agreement.
     The Public Service Commission of South Carolina (PSCSC), on May 7, 1996, ordered a rate reduction in the form of a decrement rider of 0.432 cents per kilowatt-hour, or an average of approximately 8 percent, affecting South Carolina retail customers. South Carolina retail sales represent approximately 30 percent of the Company's total retail sales. The rate reduction was reflected on bills rendered on or after June 1, 1996. This net decrement rider reflects an interim true-up decrement adjustment associated with the levelization of Catawba Nuclear Station purchased capacity costs and an interim true-up increment associated with amortization of the demand-side management deferral account. The rate adjustment was made because, in the South Carolina retail jurisdiction, cumulative levelized revenues associated with the recovery of Catawba purchased capacity costs had exceeded purchased capacity payments and accrual of deferred returns, and certain demand-side costs had exceeded the level reflected in rates.
     Certain of the Company's wholesale customers, excluding the other Catawba joint owners, initiated proceedings in 1995 before the Federal Energy Regulatory Commission (FERC) concerning rate matters. The Company and nine of its eleven wholesale customers entered into a settlement in July 1996 which reduced the customers' rates by approximately 9 percent and renewed their contracts with the Company through the year 2000. Both of the customers that did not enter into the settlement have signed agreements to purchase energy from other suppliers beginning in 1997. The eleven wholesale customers involved in this matter accounted for less than 2 percent of the Company's overall electric revenues during 1996. The two customers that have signed agreements with other suppliers accounted for less than 0.5 percent of the Company's 1996 overall electric revenues. (For additional information about sales to wholesale customers, see "Current Issues -- Competition.")
     CATAWBA SETTLEMENTS. The Company and North Carolina Municipal Power Agency Number 1 (NCMPA) and Piedmont Municipal Power Agency (PMPA), two of the four other joint owners of the Catawba Nuclear Station, entered into a settlement in 1995 which resolved outstanding issues related to how certain calculations affecting bills under the Catawba joint ownership contractual agreements should be performed. The settlement was approved by the North Carolina Utilities Commission (NCUC) on January 16, 1996, and the PSCSC on January 23, 1996. As part of the settlement, the Company agreed to
                                       19
purchase additional megawatts (MW) of Catawba capacity during the period 1996 through 1999 and remove certain restrictions related to sales of surplus energy by these two joint owners. The additional capacity purchases are 215 MW in 1996, 165 MW in 1997, 120 MW in 1998 and 100 MW in 1999. The Company expects to recover the costs associated with this settlement as part of the purchased capacity levelization, consistent with prior orders of the retail regulatory commissions. Therefore, the Company believes these matters should not have a material adverse effect on its results of operations or its financial position.
     The Company and all four of the other joint owners of the Catawba Nuclear Station entered into settlement agreements in 1994 which resolved all issues in contention in arbitration proceedings related to the Catawba joint ownership contractual agreements. The basic contention in each proceeding was that certain calculations affecting bills under these agreements should be performed differently. These items are covered by the agreements between the Company and the other Catawba joint owners, which previously have been approved by the Company's retail regulatory commissions. (For additional information on Catawba joint ownership, see Note 3, "Notes to the Consolidated Financial Statements.") In 1994, the Company settled its cumulative net obligation through 1993 of approximately $205 million related to these settlement agreements. Billings for 1994 and later years conform to the settlement agreements, which were approved by the Company's retail regulatory commissions.
     Because the Company expects the costs associated with these settlements to be recovered as part of the purchased capacity levelization, which has been approved by the Company's retail regulatory commissions, the Company included approximately $205 million as an increase to "Purchased capacity costs" on its Consolidated Balance Sheets in 1994. Therefore, the Company believes these matters should not have a material adverse effect on its results of operations or its financial position.
     CASH FROM OPERATIONS. Consolidated net cash provided by operating activities in 1996 accounted for 97 percent of total cash from operating, financing and investing activities compared with 81 percent in 1995 and 67 percent in 1994. When 1996 stock repurchase activities are excluded, cash generated from operating activities exceeded the Company's capital needs. (For additional information on the stock repurchase program, see Note 6, "Notes to the Consolidated Financial Statements.")
     FINANCING AND INVESTING ACTIVITIES. The Company's consolidated capital structure at year-end 1996, including subsidiary long-term debt, was 54 percent common equity, 39 percent long-term debt and 7 percent preferred stock. This structure is consistent with the Company's target to maintain a double-A credit rating. As of December 31, 1996, Duke Power's bonds were rated "AA" by Fitch Investors Service and Duff & Phelps, "Aa2" by Moody's Investors Service and "AA-" by Standard & Poor's Group. As a result of the announcement of the proposed merger with PanEnergy Corp, the Company has been placed on credit review by the rating agencies. (For additional information on the proposed merger, see "Current Issues -- Proposed Merger with PanEnergy Corp.")
     The Company had total credit facilities of $694.9 million and $669.9 million as of December 31, 1996 and 1995, respectively. The Company had unused credit facilities of $474.4 million and $440.6 million as of December 31, 1996 and 1995, respectively.
     During July 1996, the Company began purchasing shares of its common stock. The Company has repurchased approximately 3.3 million shares of common stock for $159 million as of December 31, 1996. (For additional information on the stock repurchase program, see Note 6, "Notes to the Consolidated Financial Statements.") In 1995, the Company issued $178 million of long-term debt, of which $72 million was used to retire higher cost long-term debt. The Company also retired $96 million of preferred stock and $80 million of long-term debt in 1995. In 1994, the Company issued $407 million in debt, primarily First and Refunding Mortgage Bonds.
     The Company has authority to issue up to $1 billion aggregate principal amount of debt securities under a shelf registration statement filed with the Securities and Exchange Commission (SEC). Such debt securities may be issued as First and Refunding Mortgage Bonds, Senior Notes, or Subordinated Debentures.
     In order to obtain variable rate financing at an attractive cost, the Company entered into interest rate swap agreements associated with the November 1994 issuance of $200 million aggregate principal amount of its First and Refunding Mortgage Bonds 8% Series B due 1999 and the August 1995 issuance of $100 million aggregate principal amount of its First and Refunding Mortgage Bonds 7 1/2% Series B due 2025. The interest rate swaps are reset quarterly based upon the three-month London Interbank Offered Rate (LIBOR). As a result of the interest rate swap contracts, interest expense is recognized at the weighted average rate for the year tied to the LIBOR rate. The weighted average rates at December 31, 1996, 1995 and 1994 were 5.64%, 6.14% and 5.95%, respectively, for the 8% Series B due 1999. The weighted average rates at December 31, 1996 and 1995 were 6.69% and 7.06%, respectively, for the 7 1/2% Series B due 2025.
                                       20

     Duke Energy Group, Inc. entered into a hedge transaction in 1995 to offset currency fluctuations between the U.S. dollar and the Chilean peso associated with expected equity contributions to an affiliate in 1995, 1996 and 1997. The hedge transaction has a notional amount of approximately $4.4 million at December 31, 1996. Duke Energy Group, Inc. records any realized gains or losses associated with the hedge as an adjustment to investments in affiliates.
     Duke/Louis Dreyfus (D/LD) enters into various derivative financial instruments involving future settlement. These transactions include exchange-traded futures and options and over-the-counter swaps and options for commodities, primarily natural gas and electricity. D/LD's derivative financial instruments are used for trading and marketing activities. These instruments are accounted for at market value and the related unrealized gains and losses are recognized in income. D/LD utilizes various risk management procedures to monitor its exposure and minimize counterparty risk.
     Duke Power's embedded cost of long-term debt, excluding debt of subsidiaries, was 7.95 percent for 1996 compared to 7.94 percent in 1995 and
7.98 percent in 1994. The embedded cost of preferred stock was 6.99 percent in 1996 compared to 7.06 percent in 1995 and 6.99 percent in 1994. The increase in the embedded cost of long-term debt from 1995 to 1996 is primarily the result of maturing lower cost debt. The decrease in the embedded cost of preferred stock from 1995 to 1996 reflects the impact of decreased adjustable dividend rates on a certain series of preferred stock.
     FIXED CHARGES COVERAGE. Consolidated fixed charges coverage using the SEC method was 5.07 times for 1996 compared to 4.94 and 4.72 times for 1995 and 1994, respectively. The increase is primarily a result of higher earnings. Consolidated fixed charges coverage, excluding AFUDC and other deferred returns, was 4.69 times for 1996 compared with 4.52 for 1995 and 4.32 for 1994 and the Company goal of 3.5 times. The increase in coverage is primarily the result of higher earnings, excluding AFUDC and other deferred returns.
CAPITAL NEEDS
     PROPERTY ADDITIONS AND RETIREMENTS. Additions to property and nuclear fuel of $720 million and retirements of $396 million resulted in an increase in gross plant of $324 million in 1996.
     Since January 1, 1994, additions to property and nuclear fuel of $4 billion and retirements of $2.5 billion have resulted in an increase in gross plant of $1.5 billion.
     CONSTRUCTION EXPENDITURES. Plant construction costs for generating facilities supporting Duke Power electric operations, including AFUDC, decreased from $309 million in 1994 to $164 million in 1996, primarily because of the completion of the Lincoln Combustion Turbine Station. (For more information, see "Capital Needs -- Meeting Future Power Needs.") Construction costs for distribution plant, including AFUDC, increased from $203 million in 1994 to $227 million in 1996.
     Projected construction and nuclear fuel costs for Duke Power's electric operations, both including AFUDC, are $2.6 billion and $716 million, respectively, for 1997 through 2001. These construction expenditures are primarily for distribution and production-related activities representing $1.3 billion and $864 million, respectively. These projections are subject to periodic reviews and revisions. Actual construction and nuclear fuel costs and capital expenditures incurred may vary from such estimates. Cost variances are due to various factors, including revised load estimates, environmental matters and cost and availability of capital.
     Projected capital expenditures of subsidiaries and diversified activities are $1.5 billion for 1997 through 2001, of which a significant portion is real estate and power project development. These projections are subject to periodic reviews and revisions and may vary significantly as business plans evolve to meet the opportunities presented by their markets.
     For 1997 through 2001, the Company anticipates substantially funding its projected construction and capital expenditures through the internal generation of funds.
     PURCHASED CAPACITY LEVELIZATION. The rates established in Duke Power's electric retail jurisdictions permit recovery of its investment in both units of the Catawba Nuclear Station and the costs associated with contractual purchases of capacity from the other joint owners of the Catawba Nuclear Station. The contracts relating to the sales of portions of the station obligate the Company to purchase a declining amount of capacity from the other joint owners. In the North Carolina retail jurisdiction, regulatory treatment of these contracts provides revenue for recovery of the capital costs and the fixed operating and maintenance costs of purchased capacity on a levelized basis. In the South Carolina retail jurisdiction, revenues have been provided for the recovery of the capital costs of purchased capacity on a levelized basis, while current rates include recovery of fixed operating and maintenance expenses.
                                       21

     Such rate treatments require the Company to fund portions of the purchased capacity payments until these costs, including returns, are recovered at a later date. The Company recovers the accumulated costs and returns when the sum of the declining purchased capacity payments and accrual of returns for the current period drop below the levelized revenues. During 1996, in the North Carolina retail jurisdiction and the wholesale jurisdiction regulated by the Federal Energy Regulatory Commission (FERC), annual levelized revenues exceeded purchased capacity payments and the accrual of deferred returns for the first time. In the South Carolina retail jurisdiction, cumulative levelized revenues have exceeded purchased capacity payments and accrual of deferred returns. The PSCSC, on May 7, 1996, ordered a rate reduction in the form of a decrement rider for an interim true-up adjustment. (For additional information on the South Carolina rate reduction, see "Liquidity and Resources -- Duke Power Company Rate Matters.") Jurisdictional levelizations are intended to recover total costs, including returns, and are subject to adjustments, including final true-ups.
     MEETING FUTURE POWER NEEDS. The Company's strategy for meeting customers' present and future energy needs consists of three components: supply-side resources, demand-side resources and purchased power resources. To assist in determining the optimal combination of these three resources, the Company uses an integrated resource planning process. The goal is to provide adequate and reliable electricity in an environmentally responsible, cost-effective manner. As customers elect to procure generation from other suppliers, as two of the Company's wholesale customers have indicated they will do beginning in 1997, the Company will no longer be obligated to plan for the future generation needs of those customers.
     The Company has completed the construction of a combustion turbine facility in Lincoln County, North Carolina, to provide capacity at periods of peak demand. The station consists of 16 combustion turbines with a total generating capacity of 1,200 megawatts. During 1995, twelve units of the Lincoln Combustion Turbine Station began commercial operation. The last four units began commercial operation in the first quarter of 1996.
     The purchase of capacity and energy is also an integral part of meeting future power needs. As of January 1, 1997, the Company has 329 megawatts of firm purchased capacity from other generators of electricity under contract, including 91 megawatts from qualifying facilities.
     In 1995, the Company issued two requests for proposals (RFP) to solicit both short-term and long-term competitive bids to provide future electric generating capacity resources. After review of all the bids, the Company selected a short-term bid from PECO Energy Co. of Philadelphia. The agreement gives the Company the option to purchase up to 250 megawatts of capacity during the summer months of 1998 through 2001. Contract arrangements between the parties were finalized on August 1, 1996. The long-term RFP was closed and no bids were accepted.
     Demand-side management programs benefit the Company and its customers by providing cost-effective energy efficiency, providing for load control through interruptible control features, shifting usage to off-peak periods and increasing strategic sales of electricity. The November 1991 rate orders of the NCUC and the PSCSC provided for recovery in rates of a designated level of costs for demand-side management programs and allowed the deferral for later recovery of certain demand-side management costs that exceed the level reflected in rates, including a return on the deferred costs. The May 1996 rate rider in South Carolina included an increment for demand-side management cost recovery. (For additional information on the South Carolina rate rider, see "Liquidity and Resources -- Duke Power Company Rate Matters.") The Company ultimately expects recovery through rates of associated deferred costs, not to exceed $75 million including deferred returns in the North Carolina retail jurisdiction. The annual costs deferred, including the return, were approximately $9 million and $2 million in North Carolina and South Carolina, respectively, in 1996 and $16 million and $11 million in North Carolina and South Carolina, respectively, in 1995. As of December 31, 1996, the balance of deferred demand-side management costs as presented on the Consolidated Balance Sheets in "Other deferred debits" is $67 million and $40 million in North Carolina and South Carolina, respectively.
CURRENT ISSUES
     While the Company improved its financial performance in 1996 compared to 1995, its ability to maintain and improve its current level of earnings will depend on several factors. As the electric industry becomes increasingly competitive, the Company's ability to control costs will be an important factor in maintaining a pricing structure that is both attractive to customers and profitable to the Company. Wheeling of third-party energy to a retail customer is not generally allowed in the Company's service territory. However, there are discussions and events at the national level and within certain states regarding retail competition which could result in changes in the industry. On April 24, 1996, the FERC issued its final rules on open-access transmission, providing energy suppliers with opportunities to sell and deliver capacity and energy at market-based prices. (For additional information on competition, see "Current Issues -- Competition.") Management cannot predict the outcome of these matters and their impact, if any, on the Company's financial position and results of operation. The
                                       22

Company is focusing on providing competitive prices to its industrial customers, as well as to wholesale customers who have access to alternative sources of energy. Other significant factors impacting the Company's future earnings levels include continued economic growth in the Piedmont Carolinas, the success of the Company's subsidiaries and diversified activities, and the outcome of various legislative and regulatory actions.
     PROPOSED MERGER WITH PANENERGY CORP. On November 25, 1996, the Company and PanEnergy Corp announced a proposed stock-for-stock transaction creating an integrated energy company. Upon consummation of the merger, PanEnergy will be a wholly owned subsidiary of the Company, and the Company's name will be changed to Duke Energy Corporation. The transaction is expected to close by December 31, 1997, subject to approval of the shareholders of both companies and all applicable regulatory approvals. The shareholders of each company will vote on the proposed merger at their annual meetings, which are scheduled for April 24, 1997 for both companies. Applications for regulatory approval were filed with the NCUC and the PSCSC on December 19, 1996, and with the FERC on February 3, 1997. Regulatory proceedings are expected to be successfully completed by year-end 1997. In connection with the transaction, each share of PanEnergy common stock will be converted into 1.0444 shares of common stock of the Company. The transaction will be accounted for as a pooling of interests. Further details about the proposed acquisition are provided in the Company's report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 1996, and in the Joint Proxy Statement-Prospectus provided to shareholders in connection with the Company's annual meeting. Unless otherwise indicated, all information presented herein relates to the Company only and does not take into account the proposed merger with PanEnergy.
     RESOURCE OPTIMIZATION. The Company has been engaged in a concentrated effort to more efficiently and effectively use its resources through better work practices. In 1995, the Company offered to certain employees an Enhanced Vested Benefits program (EVB) which gave targeted employees, who left the Company, an enhanced vested retirement package and the Company's standard severance pay based on years of service. This program resulted in the elimination of approximately 900 positions during 1996. During 1994, the Company offered an Enhanced Voluntary Separation program (EVS) which gave most employees the option of leaving the Company for a lump-sum payment and the Company's standard severance pay based on years of service. This program resulted in the departure of approximately 1,300 employees in 1994. Implementing various efficiency practices has resulted in streamlined work flows and provided the opportunity for work force reduction programs such as EVB and EVS.
                              FULL-TIME EMPLOYEES

                                                                                       1996      1991
Duke Power electric operations.....................................................   15,002    18,187
Subsidiaries and diversified businesses............................................    2,724       364
  Total............................................................................   17,726    18,551

     The increase in workforce of subsidiaries and diversified businesses is commensurate with the growth in their business opportunities.
     NUCLEAR DECOMMISSIONING COSTS. Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $1.3 billion stated in 1994 dollars based on decommissioning studies completed in 1994. This amount includes the Company's 12.5 percent ownership in the Catawba Nuclear Station. The other joint owners of the Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. Such estimates presume each unit will be decommissioned as soon as possible following the end of its license life. Although subject to extension, the current operating licenses for the Company's nuclear units expire as follows:
Oconee 1 and 2 -- 2013, Oconee 3 -- 2014; McGuire 1 -- 2021, McGuire 2 -- 2023;
and Catawba 1 -- 2024, Catawba 2 -- 2026.
     In accordance with a 1988 Nuclear Regulatory Commission order, during 1996, the Company expensed approximately $56 million which was contributed to the external funds and accrued an additional $2 million to the internal reserve. The balance of the external funds as of December 31, 1996, was $363 million. The balance of the internal reserve as of December 31, 1996, was $208 million and is reflected in accumulated depreciation and amortization on the Consolidated Balance Sheets.
     Both the NCUC and the PSCSC have granted the Company recovery of estimated decommissioning costs through retail rates over the expected remaining service periods of the Company's nuclear plants. Decommissioning costs being recovered
                                       23
through rates, invested at assumed after-tax earnings rate of 5.5 percent to 5.9 percent, are sufficient to provide for the estimated cost of decommissioning.
     As required under the Nuclear Waste Policy Act of 1982, the Company entered into a contract with the U.S. Department of Energy (DOE) under which the DOE agreed to dispose of the Company's spent nuclear fuel. The DOE has announced that the department anticipates a delay in accepting the waste materials on the contract date of January 31, 1998. The Company has joined with 35 other utilities in a lawsuit attempting to force the DOE to meet its obligations as called for in the contract. While it is uncertain what interim storage will be provided by the DOE due to its inability to meet the contract date, the Company has satisfactory plans in place to provide storage of spent nuclear fuel if the DOE cannot accept it.
     ENVIRONMENTAL ISSUES. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. The Company was an operator of manufactured gas plants until the early 1950s. The Company has entered into a cooperative effort with the State of North Carolina and other owners of certain former manufactured gas plant sites to investigate and, where necessary, remediate these contaminated sites. The State of South Carolina has expressed interest in entering into a similar arrangement. The Company is considered by regulators to be a potentially responsible party and may be subject to liability at four federal Superfund sites. While the cost of remediation of these sites may be substantial, the Company will share in any liability associated with remediation of contamination at such sites with other potentially responsible parties. Management is of the opinion that resolution of these matters will not have a material adverse effect on the results of operations or financial position of the Company.
     THE CLEAN AIR ACT AMENDMENTS OF 1990. The Clean Air Act Amendments of 1990 require a two-phase reduction by electric utilities in the aggregate annual emissions of sulfur dioxide and nitrogen oxide by the year 2000. The Company currently meets all requirements of Phase I. The Company supports the national objective of clean air in the most cost-effective manner and has already reduced emissions through the use of low-sulfur coal in its fossil plants, efficient plant operations and by using nuclear generation. The sulfur dioxide provisions of the Act allow utilities to choose among various alternatives for compliance. To meet the Phase II requirements by 2000, the Company's current strategy includes the use of lower sulfur coal, emission allowance purchases, low nitrogen oxide burners and emission monitoring equipment. A one-time cost associated with bringing the Company into compliance with the Act could range from $94 million to $260 million. Additional operating expenses of approximately $25 million will be incurred for fuel premiums and emission allowance purchases each year after 2000. This strategy is contingent upon developments in the emissions allowance market, lower sulfur coal premiums, future regulatory and legislative actions, and advances in clean air technology.
     STRESS CORROSION CRACKING. Stress corrosion cracking (SCC) has occurred in the steam generators of Units 1 and 2 at the McGuire Nuclear Station and Unit 1 at the Catawba Nuclear Station. Catawba Unit 2, which has certain design differences and came into service at a later date, has not yet shown the degree of SCC which has occurred in McGuire Units 1 and 2 and Catawba Unit 1. It is, however, too early in the life of Catawba Unit 2 to determine the extent to which SCC may be a problem. Although the Company has taken steps to mitigate the effects of SCC, the inherent potential for future SCC in the McGuire and Catawba steam generators still exists. The Company planned for the replacement of steam generators at three units that have experienced SCC and purchased the replacement steam generators from Babcock & Wilcox International. Replacement of the steam generators at Catawba Unit 1 was successfully completed at a lower cost than projected on October 4, 1996, after a 115-day outage that included replacement work and other maintenance. Steam generator replacement in both McGuire units is scheduled for completion during 1997. The Catawba Unit 2 steam generators have not been scheduled for replacement. Steam generator replacement at each McGuire unit is expected to take approximately four months and cost approximately $170 million, excluding the cost of replacement power. Stress corrosion problems are excluded under the Company's nuclear insurance policies.
     The Company, in connection with its McGuire and Catawba stations and on behalf of the other joint owners of the Catawba Station, began a legal action in 1990, alleging that Westinghouse Electric Corporation knowingly supplied to the McGuire and Catawba stations steam generators that were defective in design, workmanship and materials, requiring replacement well short of their stated design life. The lawsuit was settled in 1994. While the court order does not allow disclosure of the terms of the settlement, the Company believes the litigation was settled on terms that provided satisfactory consideration to the Company and will not have a material effect on the Company's results of operations or financial position.
     COMPETITION. The Energy Policy Act of 1992 (EPACT) and the FERC's subsequent rulemaking activities are major drivers towards a more competitive market for electric generation. EPACT reformed provisions of the Public Utility Holding Company Act of 1935 (PUHCA) and Part II of the Federal Power Act to remove certain barriers to competition for the supply of electricity. For example, EPACT allows utilities to participate in the development of independent electric generating plants in the United States for sales to wholesale customers, as well as to contract for utility projects internationally,
                                       24
without becoming subject to regulation under PUHCA as an electric utility holding company. In addition, EPACT permits the FERC to order transmission access for third parties to transmission facilities owned by another entity so that energy suppliers can sell to wholesale customers wherever they are located. It does not, however, permit the FERC to issue an order requiring transmission access to retail customers.
     The FERC, responsible in large measure for implementation of the EPACT, has moved vigorously to implement its mandate, interpreting the statute broadly in issuing orders for third-party transmission service and issuing a number of rules of general applicability. On April 24, 1996, the FERC issued its Order Numbers 888 and 889, which established the final form of transmission tariff to provide comparable service to all users of a utility's transmission system.
     Open-access transmission for wholesale customers as defined by the FERC's final rules provides energy suppliers, including the Company, with opportunities to sell and deliver capacity and energy at market-based prices. Engaging in such transactions may result in improved utilization of the Company's existing assets. In addition, such access provides another supply option through which the Company can buy capacity and energy at attractive rates, influencing its competitive price position. However, sales to existing wholesale customers of the Company may continue to be impacted by open access either due to competitive pressure on the wholesale price of electricity, or the potential loss of sales as wholesale customers seek other options to meet their capacity and energy requirements at market-based prices. (For additional information about sales to wholesale customers, see "Liquidity and Resources -- Duke Power Company Rate Matters," and Note 3, "Notes to Consolidated Financial Statements.") Wholesale sales represented approximately 8.8 percent of the Company's total kilowatt-hour sales in 1996. Supplemental sales to the other joint owners of the Catawba Nuclear Station comprised the majority of such sales. Such supplemental sales will continue to decline in 1997 as a result of the retention of larger portions of ownership entitlement by the other joint owners. (For additional information on Catawba joint ownership, see Note 3, "Notes to the Consolidated Financial Statements.")
     In early 1995, prior to issuance of the FERC's Notice of Proposed Rulemaking, the Company and certain of its affiliates filed three applications with the FERC, all of which were designed to enable effective participation in the competitive environment of the changing electric utility industry. Duke Power filed an application for permission to sell at market-based rates up to 2,500 megawatts of capacity and energy from its own assets. Two of the Company's affiliates, Duke Energy Marketing Corp. (DEMC) and Duke/Louis Dreyfus L.L.C. (D/LD), filed applications with the FERC to become power marketers. All of the applications were supported by transmission tariffs which complied with then-applicable FERC standards and established the rates, terms and conditions for transmission service to third parties on the Company's transmission system. Late in 1995, the FERC granted the applications of Duke, DEMC, and D/LD; accepted Duke's transmission tariffs; and ordered a hearing on the rates to be charged for service under those tariffs. On July 9, 1996, in compliance with the standards and schedules set forth in Order Number 888, the Company filed a pro forma open access transmission tariff complying with the requirements of the FERC's final rules. Such a filing was required of all transmission-owning utilities subject to the FERC's jurisdiction. The Company also filed on that date a proposed settlement in the proceeding earlier ordered by the FERC. The proposed settlement resolves all rate issues related to transmission services under Duke's tariff and contains the rates agreed upon under the settlement. The settlement and the July 9, 1996 tariff filing remain subject to final FERC approval.
     Competition for retail customers is not generally allowed in the Company's service territory. However, there are discussions and events at the national level and within certain states, including North and South Carolina, regarding retail competition which could result in changes in the industry. Such changes, should they occur, could impact all entities owning generation, including the other joint owners of the Catawba Nuclear Station.
     Currently, the electric utility industry is predominantly regulated on a basis designed to recover the cost of providing electric power to its retail and wholesale customers. If cost-based regulation were to be discontinued in the industry, for any reason, including competitive pressure on the cost-based prices of electricity, profits could be reduced and utilities might be required to reduce their asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require affected utilities to write off their associated regulatory assets. The regulatory assets of the Company are classified as "Deferred debits" on the Consolidated Balance Sheets. Substantially all of the "Deferred debits" are regulatory assets. Management cannot predict the potential impact, if any, of these competitive forces on the Company's future financial position and results of operations. However, the Company continues to position itself to effectively meet these challenges by maintaining prices that are locally, regionally and nationally competitive.
     COMMITMENTS AND CONTINGENCIES. The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which may involve substantial amounts. Where appropriate, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," in order to provide for such matters. Management
                                       25
is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the results of operations or the financial position of the Company.
     SUBSIDIARIES AND DIVERSIFIED OPERATIONS. The Company continues to aggressively pursue both domestic and international diversified business opportunities that are synergistic with the Company's core business to provide additional value to the Company's shareholders. Among the Company's current industry pursuits are ownership of electric power facilities, energy marketing, real estate, communications, engineering consulting and various energy services. Although these opportunities are primarily concentrated in areas that utilize the Company's expertise, they present different and potentially greater risks than does the Company's core business. The Company only pursues opportunities in which the expected returns are commensurate with the risks and makes efforts to mitigate such risks. The Company undertakes a continuous evaluation of the various lines of business it may enter or exit, with the objective of enhancing shareholder value and managing any associated risk.
     Domestically, non-electric property of the Company's subsidiaries and diversified activities was $404 million and $335 million at December 31, 1996 and 1995, respectively. The Company had equity investments in affiliates, which own assets within the United States, of $82 million and $58 million at December 31, 1996 and 1995, respectively.
     Internationally, the Company had equity investments in affiliates, which own generation and transmission facilities, of $107 million and $105 million at December 31, 1996 and 1995, respectively. Additionally, the Company, through its non-regulated subsidiaries, had loaned $3 million and $23 million to certain of these affiliates at December 31, 1996 and 1995, respectively.
     The Company's subsidiaries and diversified activities contributed $51 million to net income in 1996 compared with $54 million in 1995 and $52 million in 1994. From 1994 to 1996, increased developed lot and land sales, and engineering services and construction fees generated additional income. These increases were offset by personal communications services joint venture start-up losses and a provision for an investment in a plant in Argentina.
                                       26

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                               DUKE POWER COMPANY
                                     INDEX

                                                                                                                          PAGE
Consolidated Financial Statements:
     Consolidated Statements of Income for the Three Years Ended December 31, 1996.....................................    28
     Consolidated Statements of Retained Earnings for the Three Years Ended December 31, 1996..........................    29
     Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1996.................................    30
     Consolidated Balance Sheets -- December 31, 1996 and 1995.........................................................    31
Notes to Consolidated Financial Statements.............................................................................    32
Independent Auditors' Report...........................................................................................    48
Responsibility for Financial Statements................................................................................    48
Selected Quarterly Financial Data (Unaudited)..........................................................................    49
Subsidiaries and Diversified Activities Highlights.....................................................................    50
Consolidated Financial Statement Schedule:
     Schedule II -- Valuation and Qualifying Accounts and Reserves for the Three Years Ended
       December 31, 1996...............................................................................................    54

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                          1996          1995          1994
                                                                                                DOLLARS IN THOUSANDS
Operating Revenues (Notes 1, 2 and 11)..............................................   $4,757,974    $4,676,684    $4,488,913
Operating Expenses
  Fuel used in electric generation (Note 1).........................................      758,498       744,226       705,019
  Net interchange and purchased power (Notes 2 and 3)...............................      378,724       468,293       553,355
  Other operation and maintenance...................................................    1,505,028     1,403,547     1,341,659
  Depreciation and amortization (Note 1)............................................      492,185       458,131       459,781
  General taxes.....................................................................      261,336       253,436       249,273
     Total operating expenses.......................................................    3,395,771     3,327,633     3,309,087
Operating Income....................................................................    1,362,203     1,349,051     1,179,826
Interest Expense and Other Income (Note 1)
  Interest expense..................................................................     (283,075)     (289,318)     (270,217)
  Allowance for funds used during construction and other deferred returns...........      111,891       125,040       111,872
  Other, net........................................................................       14,638        (3,794)       14,414
     Total interest expense and other income........................................     (156,546)     (168,072)     (143,931)
Income Before Income Taxes..........................................................    1,205,657     1,180,979     1,035,895
Income Taxes (Notes 1 and 4)........................................................      475,691       466,441       397,019
Net Income..........................................................................      729,966       714,538       638,876
  Dividends on preferred and preference stock.......................................       44,245        48,903        49,724
Earnings for Common Stock...........................................................   $  685,721    $  665,635    $  589,152
Common Stock Data (Note 6)
  Average shares outstanding (thousands)............................................      203,553       204,859       204,859
  Earnings per share................................................................   $     3.37    $     3.25    $     2.88
  Dividends per share...............................................................   $     2.08    $     2.00    $     1.92

                See notes to consolidated financial statements.
                                       28

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                          1996          1995          1994
                                                                                                DOLLARS IN THOUSANDS
Balance -- Beginning of year........................................................   $2,858,275    $2,605,920    $2,410,825
Add -- Net income...................................................................      729,966       714,538       638,876
       Total........................................................................    3,588,241     3,320,458     3,049,701
Deduct
  Dividends
     Common stock...................................................................      423,064       409,716       393,370
     Preferred and preference stock.................................................       44,245        48,903        49,724
  Capital stock transactions, net...................................................      128,358         3,564           687
       Total deductions.............................................................      595,667       462,183       443,781
Balance -- End of year..............................................................   $2,992,574    $2,858,275    $2,605,920

                See notes to consolidated financial statements.
                                       29

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                          1996          1995          1994
                                                                                                DOLLARS IN THOUSANDS
Cash Flows from Operating Activities
  Net Income........................................................................   $  729,966    $  714,538    $  638,876
  Adjustments to reconcile net income to net cash provided by operating activities:
  Non-cash items
     Depreciation and amortization..................................................      667,713       674,816       647,515
     Deferred income taxes and investment tax credit amortization...................      (27,641)        5,989        94,261
     Allowance for equity funds used during construction............................      (15,824)      (23,082)      (27,411)
     Purchased capacity levelization................................................       73,473       (33,149)     (268,925)
     Other, net.....................................................................       47,384        76,029        22,460
     (Increase) Decrease in
       Accounts receivable..........................................................      (20,289)     (136,838)       47,586
       Inventory....................................................................       40,476       (14,549)      (28,568)
       Prepayments..................................................................       (1,031)       (7,178)         (435)
     Increase (Decrease) in
       Accounts payable.............................................................       15,153        11,694       (52,506)
       Taxes accrued................................................................      (19,750)       14,454       (51,641)
       Interest accrued and other liabilities.......................................       (6,966)       28,934        14,523
     Total adjustments..............................................................      752,698       597,120       396,859
          Net cash provided by operating activities.................................    1,482,664     1,311,658     1,035,735
Cash Flows from Investing Activities
  Construction expenditures and other property additions............................     (646,465)     (713,299)     (772,452)
  Investment in nuclear fuel........................................................      (84,206)      (76,603)     (108,711)
  External funding for decommissioning..............................................      (56,470)      (56,470)      (52,524)
  Pre-funded pension cost...........................................................           --            --       (30,000)
  Investment in affiliates..........................................................      (25,708)      (54,945)       (6,718)
  Net change in investment securities...............................................      (25,887)       54,425        17,922
          Net cash used in investing activities.....................................     (838,736)     (846,892)     (952,483)
Cash Flows from Financing Activities
  Proceeds from the issuance of
     First and refunding mortgage bonds.............................................           --       173,839       343,824
     Short-term notes payable, net..................................................      (49,750)       48,200        86,300
     Construction loans and other...................................................      113,997        47,643        57,032
  Payments for the redemption of
     First and refunding mortgage bonds.............................................       (3,097)     (157,365)      (81,781)
     Common stock...................................................................     (159,000)           --            --
     Construction loans and other...................................................      (91,548)       (9,416)      (18,885)
     Preferred stock................................................................           --      (100,516)       (1,500)
  Dividends paid....................................................................     (466,751)     (458,018)     (443,633)
  Other.............................................................................        2,917        (1,153)      (20,991)
          Net cash used in financing activities.....................................     (653,232)     (456,786)      (79,634)
Net increase (decrease) in cash.....................................................       (9,304)        7,980         3,618
Cash at beginning of year...........................................................       45,410        37,430        33,812
Cash at End of Year.................................................................   $   36,106    $   45,410    $   37,430

                See notes to consolidated financial statements.
                                       30

                          CONSOLIDATED BALANCE SHEETS

                                                                                                        YEAR ENDED DECEMBER 31,
                                                                                                          1996           1995
                                                                                                          Dollars in Thousands
ASSETS
Current Assets
  Cash (Notes 5 and 10).............................................................................   $    36,106    $    45,410
  Short-term investments (Notes 1 and 10)...........................................................        72,712         76,300
  Receivables (less allowance for losses: 1996 -- $7,134; 1995 -- $6,352) (Note 1)..................       709,992        689,703
  Inventory -- at average cost......................................................................       301,365        341,841
  Prepayments and other.............................................................................        23,931         22,900
      Total current assets..........................................................................     1,144,106      1,176,154
Investments and Other Assets
  Investments in affiliates (Note 11)...............................................................       188,982        163,274
  Other investments, at cost or less (Note 10)......................................................       114,669         85,194
  Nuclear decommissioning trust funds (Notes 10 and 14).............................................       362,627        273,466
  Pre-funded pension cost (Note 12).................................................................        80,000         80,000
      Total investments and other assets............................................................       746,278        601,934
Property, Plant and Equipment (Notes 1, 3, 9, 13 and 14)
  Electric plant in service (at original cost)
    Production......................................................................................     7,278,439      7,154,332
    Transmission....................................................................................     1,543,688      1,532,302
    Distribution....................................................................................     4,303,885      4,105,513
    Other...........................................................................................     1,068,342      1,030,226
      Electric plant in service.....................................................................    14,194,354     13,822,373
    Less accumulated depreciation and amortization..................................................     5,438,498      5,122,192
      Electric plant in service, net................................................................     8,755,856      8,700,181
    Nuclear fuel....................................................................................       604,813        731,691
    Less accumulated amortization...................................................................       363,290        453,921
      Nuclear fuel, net.............................................................................       241,523        277,770
  Construction work in progress (including nuclear fuel in process: 1996 -- $27,546;
    1995 -- $25,500)................................................................................       388,999        382,582
      Total electric plant, net.....................................................................     9,386,378      9,360,533
  Other property -- at cost (less accumulated depreciation: 1996 -- $31,544; 1995 -- $29,956).......       426,039        354,713
      Total property, plant and equipment, net......................................................     9,812,417      9,715,246
Deferred Debits (Notes 1, 3, 4 and 13)
  Purchased capacity costs..........................................................................       892,000        965,473
  Debt expense......................................................................................       169,842        180,930
  Regulatory asset related to income taxes..........................................................       488,936        490,676
  Regulatory asset related to DOE assessment fee....................................................        94,717        101,274
  Other.............................................................................................       121,394        126,797
      Total deferred debits.........................................................................     1,766,889      1,865,150
Total Assets........................................................................................   $13,469,690    $13,358,484
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..................................................................................   $   327,315    $   343,692
  Notes payable (Notes 5 and 10)....................................................................       105,550        155,300
  Taxes accrued (Note 1)............................................................................           973         34,884
  Interest accrued..................................................................................        64,589         73,675
  Current maturities of long-term debt (Note 9).....................................................       212,309         12,071
  Other (Note 13)...................................................................................       152,233        149,555
      Total current liabilities.....................................................................       862,969        769,177
Long-Term Debt (Notes 5, 9 and 10)..................................................................     3,538,114      3,711,405
Accumulated Deferred Income Taxes (Notes 1 and 4)...................................................     2,376,012      2,382,204
Deferred Credits and Other Liabilities
  Investment tax credit (Notes 1 and 4).............................................................       250,117        261,347
  DOE assessment fee (Note 1).......................................................................        94,717        101,274
  Nuclear decommissioning costs externally funded (Note 14).........................................       362,627        273,466
  Other.............................................................................................       412,419        390,427
      Total deferred credits and other liabilities..................................................     1,119,880      1,026,514
Preferred and Preference Stock with Sinking Fund Requirements (Notes 8 and 10)......................       234,000        234,000
Preferred and Preference Stock without Sinking Fund Requirements (Notes 7 and 10)...................       450,000        450,000
Commitments and Contingencies (Notes 11 and 13).....................................................
Common Stockholders' Equity (Note 6)
  Common stock, no par, 300,000,000 shares authorized;
    201,589,596 shares outstanding for 1996 and
      204,859,339 shares outstanding for 1995.......................................................     1,896,141      1,926,909
  Retained earnings.................................................................................     2,992,574      2,858,275
      Total common stockholders' equity.............................................................     4,888,715      4,785,184
Total Liabilities and Stockholders' Equity..........................................................   $13,469,690    $13,358,484

                See notes to consolidated financial statements.
                                       31

                               DUKE POWER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  A. NATURE OF OPERATIONS
     The Company is primarily engaged in the generation, transmission, distribution and sale of electric energy in the central portion of North Carolina and the western portion of South Carolina, comprising the area in both states known as the Piedmont Carolinas. The Company is one of the nation's largest investor-owned electric utilities.
     The Company is also engaged in a variety of diversified operations, most of which are organized in separate subsidiaries. The Company's subsidiaries and diversified activities are in the Associated Enterprises Group (AEG). AEG includes Church Street Capital Corp.; Crescent Resources, Inc.; Duke Energy Group, Inc.; Duke Engineering & Services, Inc.; Duke/Fluor Daniel; Duke/Louis Dreyfus, LLC; Duke Merchandising; DukeNet Communications, Inc.; Duke Water Operations; and Nantahala Power and Light Company. Certain subsidiaries have invested in both domestic and international affiliates. (See Note 11.)
     The financial statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect in all material respects the substance of events and transactions which should be included. In preparing these statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported. However, actual results could differ from these estimates.
  B. REVENUES
     Electric revenues are recorded as service is rendered to customers. "Receivables" on the Consolidated Balance Sheets include $205,656,000 and $206,792,000 as of December 31, 1996 and 1995, respectively, for electric service that has been rendered but not yet billed to customers by Duke Power, and $4,294,000 as of December 31, 1996 for electric service that has been rendered but not yet billed to customers by Nantahala Power and Light Company.
  C. ADDITIONS TO ELECTRIC PLANT
     The Company capitalizes all construction-related direct labor and materials as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of money (allowance for funds used during construction). The cost of renewals and betterments of units of property is capitalized.
     The cost of repairs and replacements representing less than a unit of property is charged to electric expenses. The original cost of property retired, together with removal costs less salvage value, is charged to accumulated depreciation.
  D. ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)
     AFUDC represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC, a non-cash item, is recognized as a cost of "Construction work in progress," with an offsetting credit to "Interest expense and other income." After construction is completed, the Company is permitted to recover these construction costs, including a fair return, through their inclusion in rate base and in the provision for depreciation.
     The AFUDC rates of 9.7, 9.3 and 9.6 percent for Duke Power for 1996, 1995 and 1994, respectively, include a component for debt cost on a pre-tax basis. Rates for all periods are compounded semiannually.
  E. OTHER DEFERRED RETURNS
     Other deferred returns represent the estimated financing costs associated with funding certain regulatory assets. These regulatory assets primarily arise from the Company's funding of purchased capacity costs above levels collected in rates. Other deferred returns are non-cash items. They are primarily recognized as an addition to "Purchased capacity costs" and as an offsetting credit to "Interest expense and other income."
  F. DEPRECIATION AND AMORTIZATION OF ELECTRIC PLANT
     Provisions for electric plant depreciation are recorded using the straight-line method. The year-end composite weighted-average depreciation rates were 3.44, 3.48 and 3.46 percent for 1996, 1995 and 1994, respectively.
                                       32

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- Continued
     Amortization of nuclear fuel is included in "Fuel used in electric generation" in the Consolidated Statements of Income. The amortization is recorded using the units-of-production method.
     Under provisions of the Nuclear Waste Policy Act of 1982, the Company has entered into contracts with the Department of Energy (DOE) for the disposal of spent nuclear fuel. Payments made to the DOE for disposal costs are based on nuclear output and are included in "Fuel used in electric generation" in the Consolidated Statements of Income.
     A provision in the Energy Policy Act of 1992 established a fund for the decontamination and decommissioning of the DOE's uranium enrichment plants. Licensees are subject to an annual assessment for 15 years based on their pro rata share of past enrichment services. The annual assessment is recorded as fuel expense. The Company paid $9,472,000 during 1996 and has paid $45,022,000 cumulatively related to its ownership interest in nuclear plants. The Company has reflected the remaining liability and regulatory asset of $94,717,000 in the Consolidated Balance Sheet at December 31, 1996.
  G. SUBSIDIARIES
     The Company's consolidated financial statements reflect consolidation of all of its majority-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.
  H. INCOME TAXES
     The Company and its subsidiaries file a consolidated federal income tax return.
     Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or tax-deductible amounts in different periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties.
  I. UNAMORTIZED DEBT PREMIUM, DISCOUNT AND EXPENSE
     Expenses incurred in connection with the issuance of presently outstanding long-term debt issued for regulated operations, and premiums and discounts relating to such debt, are being amortized over the terms of the respective issues. Also, any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are being amortized over the lives of the new issues of long-term debt.
  J. CONSOLIDATED STATEMENTS OF CASH FLOWS
     For purposes of the Consolidated Statements of Cash Flows, the Company's short-term investments in highly liquid debt instruments, with an original maturity of three months or less, are included in cash flows from investing activities and thus are not considered cash equivalents.
     Total income taxes paid were $491,340,000, $441,440,000 and $372,416,000 for the years ended December 31, 1996, 1995 and 1994, respectively.
     Interest paid, net of amounts capitalized, was $269,219,000, $258,698,000 and $236,696,000 for the years ended December 31, 1996, 1995 and 1994, respectively.
  K. COST-BASED REGULATION
     As a regulated entity, the Company is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, the Company records certain assets and liabilities that result from the effects of the ratemaking process that would not be recorded under generally accepted accounting principles for non-regulated entities. Currently, the electric utility industry is predominantly regulated on a basis designed to recover the cost of providing electric power to its retail and wholesale customers. If cost-based regulation were to be discontinued in the industry for any reason, including competitive pressure on the cost-based prices of electricity, profits could be reduced, and utilities might be required to reduce their asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require affected utilities to write off their associated regulatory assets. The regulatory assets of the Company are classified as
                                       33

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- Continued
"Deferred debits" on the Consolidated Balance Sheets. Substantially all of the "Deferred debits" are regulatory assets. Management cannot predict the potential impact, if any, of these competitive forces on the Company's future financial position and results of operations. However, the Company continues to position itself to effectively meet these challenges by maintaining prices that are locally, regionally and nationally competitive.
NOTE 2. RATE MATTERS
  DUKE POWER COMPANY
     The North Carolina Utilities Commission (NCUC) and The Public Service Commission of South Carolina (PSCSC) must approve rates for retail sales within their respective states. The Federal Energy Regulatory Commission (FERC) must approve Duke Power's rates for sales to wholesale customers. Sales to the other joint owners of the Catawba Nuclear Station, which represent a substantial majority of Duke Power's wholesale revenues, are set through contractual agreements. (See Note 3.)
     The most recent general rate increase requests in Duke Power's retail jurisdictions were filed and approved in 1991. Duke Power also filed its most recent general rate increase request within the FERC wholesale jurisdiction in 1991. A negotiated settlement between Duke Power and the wholesale customers was approved by the FERC in 1992.
     Fuel costs are reviewed semiannually in the wholesale jurisdiction and annually in the South Carolina retail jurisdiction, with provisions for changing such costs in base rates. In the North Carolina retail jurisdiction, a review of fuel costs in rates is required annually and during general rate case proceedings.
     All jurisdictions allow Duke Power to adjust rates for past over- or under-recovery of fuel costs. Therefore, Duke Power reflects in revenues the difference between actual fuel costs incurred and fuel costs recovered through rates.
     The PSCSC, on May 7, 1996, ordered a rate reduction in the form of a decrement rider of 0.432 cents per kilowatt-hour, or an average of approximately 8 percent, affecting South Carolina retail customers. South Carolina retail sales represent approximately 30 percent of the Company's total retail sales. The rate reduction was reflected on bills rendered on or after June 1, 1996. This net decrement rider reflects an interim true-up decrement adjustment associated with the levelization of Catawba Nuclear Station purchased capacity costs and an interim true-up increment associated with amortization of the demand-side management deferral account. The rate adjustment was made because, in the South Carolina retail jurisdiction, cumulative levelized revenues associated with the recovery of Catawba purchased capacity costs had exceeded purchased capacity payments and accrual of deferred returns, and certain demand-side costs had exceeded the level reflected in rates.
     Certain of the Company's wholesale customers, excluding the other Catawba joint owners, initiated proceedings in 1995 before the FERC concerning rate matters. The Company and nine of its eleven wholesale customers entered into a settlement in July 1996 which reduced the customers' rates by approximately 9 percent and renewed their contracts with the Company through the year 2000. Both of the customers that did not enter into the settlement have signed agreements to purchase energy from other suppliers beginning in 1997. The eleven wholesale customers involved in this matter accounted for less than 2 percent of the Company's overall electric revenues during 1996. The two customers that have signed agreements with other suppliers accounted for less than 0.5 percent of the Company's 1996 overall electric revenues.
  NANTAHALA POWER AND LIGHT COMPANY
     During 1996, Nantahala Power and Light Company (NP&L) filed an application with and received approval from the NCUC to increase its annual retail service revenues by $4.6 million. NP&L's wholesale rates are adjusted annually to reflect current costs. Purchased power costs of NP&L are reviewed annually and during general rate case proceedings by the NCUC. NP&L is allowed to adjust rates for past over- or under-recovery of purchased power costs. Therefore, NP&L defers the difference between actual purchased power costs incurred and those recovered through rates.
                                       34

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
NOTE 3. JOINT OWNERSHIP OF GENERATING FACILITIES
     The Company previously sold interests in both units of the Catawba Nuclear Station. The other owners of portions of the Catawba Nuclear Station and supplemental information regarding their ownership are as follows:

                                                                                 OWNERSHIP INTEREST
OWNER                                                                              IN THE STATION
North Carolina Municipal Power Agency Number 1 (NCMPA)........................         37.5%
North Carolina Electric Membership Corporation (NCEMC)........................         28.125%
Piedmont Municipal Power Agency (PMPA)........................................         12.5%
Saluda River Electric Cooperative, Inc. (Saluda River)........................          9.375%

     Each owner has provided its own financing for its ownership interest in the station.
     The Company retains a 12.5 percent ownership interest in the Catawba Nuclear Station. As of December 31, 1996, $497,304,000 of "Electric plant in service" and "Nuclear fuel" represents the Company's investment in Units 1 and
2. Accumulated depreciation and amortization of $192,057,000 associated with Catawba has been recorded as of year-end. The Company's share of operating costs of Catawba is included in the Consolidated Statements of Income.
     In connection with the joint ownership, the Company has entered into contractual agreements with the other joint owners to purchase declining percentages of the generating capacity and energy from the plant. These purchased power agreements were effective beginning with the commercial operation of each unit. Unit 1 and Unit 2 began commercial operation in June 1985 and August 1986, respectively. The purchased power agreements were established for 15 years for NCMPA and PMPA and 10 years for NCEMC and Saluda River. While the purchased power agreements with NCMPA and PMPA extend for 15 years, a significant decrease in the percentage of capacity and energy the Company is obligated to purchase occurs in the 11th calendar year of operation for each unit. This significant decrease occurred in 1995 for Unit 1 and 1996 for Unit 2.
     The agreements also provide for supplemental power sales by the Company to the other joint owners. Such power sales are to satisfy capacity and energy needs of the other joint owners beyond the capacity and energy which they retain from Catawba or potentially acquire in the form of other resources. The agreements further provide the other joint owners the ability to secure such supplemental requirements outside of these contractual agreements following an appropriate notice period. NCEMC and Saluda River have given appropriate notice that they intend to acquire their supplemental capacity requirements outside of these agreements effective January 1, 2001 and January 1, 2002, respectively, thus relieving the Company of the obligation to serve this portion of load. As the joint owners retain more capacity and energy from Catawba, or a third party, supplemental power sales are expected to decline.
     The agreements with each of the other joint owners include provisions that the Company will provide generating reserves to backstand the other joint owners' retained capacity in the Catawba plant at the system average cost of installed capacity. Additionally, the agreements include certain reliability exchanges designed to manage outage-related risks by exchanging energy entitlements between the Catawba Nuclear Station and the McGuire Nuclear Station, impacting the Company as well as all the other joint owners.
                                       35

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
NOTE 3. JOINT OWNERSHIP OF GENERATING FACILITIES -- Continued
     Purchased energy cost payments are based on variable operating costs and are a function of the generation output of Catawba. Purchased capacity payments are based on the fixed costs of the plant and include the capital costs and fixed operating and maintenance costs. Actual purchased capacity costs for 1996 and projected obligations for 1997 through 2001, including the impact of the 1995 settlement agreement with NCMPA and PMPA (See Note 13), are as follows (dollars in thousands):

                                                       PURCHASED      PURCHASED      TOTAL
                                                        CAPACITY      CAPACITY     PURCHASED
YEAR                                                  CAPITAL COST    FIXED O&M    CAPACITY
1996 Actual........................................     $ 84,303       $40,499     $ 124,802
1997 Projected.....................................     $ 67,030       $34,858     $ 101,888
1998 Projected.....................................     $ 48,423       $26,388     $  74,811
1999 Projected.....................................     $ 35,337       $19,122     $  54,459
2000 Projected.....................................     $  4,286       $ 2,470     $   6,756
2001 Projected.....................................           --            --            --

     Effective in its November 1991 rate order, the North Carolina Utilities Commission reaffirmed the Company's recovery, on a levelized basis, of the capital costs and fixed operating and maintenance costs of capacity purchased from the other joint owners. The Public Service Commission of South Carolina in its November 1991 rate order reaffirmed the Company's recovery on a levelized basis of the capital costs of capacity purchased from the other joint owners. Levelization was reaffirmed through inclusion in rates approved in March 1992 by the Federal Energy Regulatory Commission (FERC). The portion of purchased capacity subject to levelization not currently recovered in rates is being deferred, and the Company is recording a deferred return on the accumulated balance. The Company recovers the accumulated balance, including the deferred return, when the sum of the declining purchased capacity payments and accrual of deferred returns for the current period drops below the levelized revenues. Jurisdictional levelizations are intended to recover total costs, including deferred returns, and are subject to adjustments, including final true-ups. The Company recovers the costs of purchased energy and the non-levelized portion of purchased capacity on a current basis.
     The current levelized revenues approved in the Company's last general rate proceedings are $211,423,000, $94,137,000 and $6,815,000 for North Carolina
retail, South Carolina retail and Other Wholesale (FERC), respectively. Purchased power costs, subject to levelization, are deferred based on allocation factors of approximately 62 percent, 26 percent and 2 percent for North Carolina retail, South Carolina retail and Other Wholesale (FERC), respectively. The PSCSC, on May 7, 1996, ordered a rate reduction in the form of a decrement rider for an interim true-up adjustment. (See Note 2.) The Company also recovers an allocated amount of purchased power costs in the pricing of supplemental sales made to the other joint owners on a current basis.
     During 1996, in the North Carolina retail and FERC wholesale jurisdictions, annual levelized revenues exceeded purchased capacity payments and the accrual of deferred returns for the first time. In the South Carolina retail jurisdiction, cumulative levelized revenues have exceeded purchased capacity payments and accrual of deferred returns.
     For the years ended December 31, 1996, 1995 and 1994, the Company recorded purchased capacity and energy costs from the other joint owners of $151,174,000, $388,246,000 and $604,505,000, respectively. These amounts, after adjustments for the costs of capacity purchased not reflected in current rates, are included in "Net interchange and purchased power" in the Consolidated Statements of Income. As of December 31, 1996 and 1995, $892,000,000 and $965,473,000,
respectively, associated with the cost of capacity purchased but not reflected in current rates have been accumulated in the Consolidated Balance Sheets as "Purchased capacity costs."
                                       36

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
NOTE 4. INCOME TAX EXPENSE
Accumulated deferred income taxes consist primarily of the following (dollars in thousands):

                                                                           DECEMBER 31, 1996           DECEMBER 31, 1995
Excess tax over book depreciation at historical tax rates............   $1,424,709                  $1,387,925
Regulatory liability related to adjusting deferred taxes to the
  current statutory tax rate.........................................     (108,462)*                  (114,538)*
     Net excess tax over book depreciation...........................                 $1,316,247                  $1,273,387
Regulatory asset related to restating to a pre-tax basis.............                    597,398*                    605,214*
Deferred purchased capacity costs....................................                    345,089                     374,112
Book versus tax basis differences....................................                     42,963                      60,443
Loss on bond redemptions.............................................                     63,962                      68,135
Other................................................................                     10,353                         913
     Total deferred income taxes.....................................                 $2,376,012                  $2,382,204

* The net regulatory asset related to income taxes is $488,936,000 for 1996 and $490,676,000 for 1995.
Total deferred income tax liability was $2,932,260,000 as of December 31, 1996, and $2,946,711,000 as of December 31, 1995. Total deferred income tax asset was $556,248,000 as of December 31, 1996, and $564,507,000 as of December 31, 1995.
Income tax expense for the years ended December 31, 1996, 1995 and 1994 consisted of the following (dollars in thousands):

                                                                      1996        1995        1994
Current income taxes
  Federal........................................................   $413,429    $377,237    $249,968
  State..........................................................     89,903      83,215      52,790
       Total current income taxes................................    503,332     460,452     302,758
Deferred taxes, net
  Federal........................................................    (16,706)     13,466      83,359
  State..........................................................        295       3,770      22,153
       Total deferred taxes, net.................................    (16,411)     17,236     105,512
Investment tax credit amortization...............................    (11,230)    (11,247)    (11,251)
       Total income tax expense..................................   $475,691    $466,441    $397,019

Income taxes differ from amounts computed by applying the statutory tax rate to pre-tax income for the years ended December 31, 1996, 1995 and 1994 as follows (dollars in thousands):

                                                                                  1996        1995        1994
Income taxes on pre-tax income at the statutory federal rate of 35%..........   $421,980    $413,343    $362,563
Increase (reduction) in tax resulting from:
  Allowance for funds used during construction (AFUDC).......................     (5,538)     (8,079)     (9,594)
  Amortization of investment tax credit deferrals............................    (11,230)    (11,247)    (11,251)
  AFUDC in book depreciation/amortization....................................     19,990      21,057      19,027
  Deferred income tax flowback at rates higher than statutory................     (6,389)     (5,675)     (5,530)
  State income taxes, net of federal income tax benefits.....................     58,242      56,210      47,872
  Other items, net...........................................................     (1,364)        832      (6,068)
     Total income tax expense................................................   $475,691    $466,441    $397,019

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
NOTE 5. SHORT-TERM BORROWINGS AND CREDIT FACILITIES
The following credit facilities were available to the Company at December 31, 1996 and 1995:

                                                   LINE OF CREDIT AT     OUTSTANDING AT      LINE OF CREDIT AT     OUTSTANDING AT
TYPE OF FACILITY                                   DECEMBER 31, 1996    DECEMBER 31, 1996    DECEMBER 31, 1995    DECEMBER 31, 1995
Annually renewable lines of credit..............     $  64,900,000         $ 8,550,000         $  64,900,000         $29,300,000
Two-year revolving facilities (a)...............        40,000,000                  --            40,000,000                  --
Four-year revolving facilities (b)..............       235,000,000          42,000,000           210,000,000          30,043,000
Five-year revolving facilities (c)..............       355,000,000                  --           355,000,000                  --
                                                     $ 694,900,000         $50,550,000         $ 669,900,000         $59,343,000

(a) The Company had $40,000,000 in pollution control bonds, included in long-term debt, outstanding throughout 1996 and 1995 backed by these facilities.
(b) The outstanding balances of $42,000,000 in 1996 and $30,043,000 in 1995 are included in long-term debt.
(c) The Company had $130,000,000 in commercial paper, included in long-term debt, outstanding throughout 1996 and 1995 backed by these facilities.
     Cash balances maintained at the banks on deposit were $11,336,000 as of December 31, 1996, and $17,120,000 as of December 31, 1995. Cash balances and fees compensate banks for their services, even though the Company has no formal compensating-balance arrangements. To compensate certain banks for credit facilities, the Company maintained balances of $45,000 as of December 31, 1996 and 1995. The Company retains the right of withdrawal with respect to the funds used for compensating-balance arrangements.
A summary of short-term borrowings is as follows (dollars in thousands):

                                                                                                 TWELVE MONTHS ENDED
                                                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                         1996            1995            1994
Amount outstanding at end of period -- average rate of 6.05% as of December 31,
  1996, 5.91% as of December 31, 1995, and 6.02% as of December 31, 1994..........     $105,550        $155,300        $107,100
Maximum amount outstanding during the period......................................     $176,450        $264,300        $143,400
Average amount outstanding during the period......................................     $ 56,343        $ 88,470        $ 24,161
Weighted-average interest rate for the period -- computed on a daily basis........        5.33%           6.05%           4.58%

NOTE 6. COMMON STOCK AND RETAINED EARNINGS
  COMMON STOCK
As of December 31, 1996, a total of 9,004,659 shares was reserved for issuance for stock plans.
On February 27, 1996, the Board of Directors authorized the Company to repurchase up to $1 billion of its common stock over the next five years. As of December 31, 1996, approximately 3.3 million shares had been repurchased for $159 million. On January 28, 1997, the Board of Directors amended the program to expressly limit the number of shares authorized for repurchase under the program, from the initiation of the program through a date two years after the consummation of the proposed merger with PanEnergy Corp, to an amount not to exceed 15 million shares. (See Note 13.)
  RETAINED EARNINGS
As of December 31, 1996, substantially all of the Company's retained earnings were unrestricted as to the declaration or payment of dividends.
                                       38

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
NOTE 7. PREFERRED AND PREFERENCE STOCK WITHOUT SINKING FUND REQUIREMENTS The following shares of stock were authorized with or without sinking fund requirements as of December 31, 1996 and 1995:

                                                                    PAR VALUE      SHARES
Preferred Stock..................................................     $ 100      12,500,000
Preferred Stock A................................................     $  25      10,000,000
Preference Stock.................................................     $ 100       1,500,000

As of December 31, 1996 and 1995, there were no shares of preference stock outstanding. Preferred stock without sinking fund requirements as of December 31, 1996 and 1995, was as follows (dollars in thousands):

                                                                        YEAR       SHARES
RATE/SERIES                                                            ISSUED    OUTSTANDING      1996        1995
4.50% C.............................................................    1964        350,000     $ 35,000    $ 35,000
5.72% D.............................................................    1966        350,000       35,000      35,000
6.72% E.............................................................    1968        350,000       35,000      35,000
7.85% S.............................................................    1992        600,000       60,000      60,000
7.00% W.............................................................    1993        500,000       50,000      50,000
7.04% Y.............................................................    1993        600,000       60,000      60,000
7.72% (Preferred Stock A)...........................................    1992      1,600,000       40,000      40,000
6.375% (Preferred Stock A)..........................................    1993      2,400,000       60,000      60,000
Auction Series A....................................................    1990        750,000       75,000      75,000
     Total..........................................................                            $450,000    $450,000

NOTE 8. PREFERRED AND PREFERENCE STOCK WITH SINKING FUND REQUIREMENTS
The following shares of stock were authorized with or without sinking fund requirements as of December 31, 1996 and 1995:

                                                                                PAR VALUE      SHARES
Preferred Stock..............................................................     $ 100      12,500,000
Preferred Stock A............................................................     $  25      10,000,000
Preference Stock.............................................................     $ 100       1,500,000

As of December 31, 1996 and 1995, there were no shares of preference stock outstanding. Preferred stock with sinking fund requirements as of December 31, 1996 and 1995, was as follows (dollars in thousands):

                                                                        YEAR       SHARES
RATE/SERIES                                                            ISSUED    OUTSTANDING      1996        1995
5.95% B (Preferred Stock A).........................................    1992        800,000     $ 20,000    $ 20,000
6.10% C (Preferred Stock A).........................................    1992        800,000       20,000      20,000
6.20% D (Preferred Stock A).........................................    1992        800,000       20,000      20,000
7.50% R.............................................................    1992        850,000       85,000      85,000
6.20% T.............................................................    1992        130,000       13,000      13,000
6.30% U.............................................................    1992        130,000       13,000      13,000
6.40% V.............................................................    1992        130,000       13,000      13,000
6.75% X.............................................................    1993        500,000       50,000      50,000
     Total..........................................................                            $234,000    $234,000

The annual sinking fund requirements through 2001 are $0 in 1997, $4,250,000 in 1998, $24,250,000 in 1999, $37,250,000 in 2000 and $37,250,000 in 2001. Some
additional redemptions are permitted at the Company's option.
     The call provisions for the outstanding preferred stock specify various redemption prices not exceeding 108 percent of par value, plus accumulated dividends to the redemption date.
                                       39

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
NOTE 9. LONG-TERM DEBT
Long-term debt outstanding as of December 31, 1996 and 1995, was as follows (dollars in thousands):

SERIES                    YEAR DUE      1996         1995
FIRST AND REFUNDING MORTGAGE BONDS:
6.59%                       1996     $       --   $    3,000
5 3/8%                      1997         72,600       72,600
5 5/8%                      1997        100,000      100,000
5.17%                       1998         50,000       50,000
7.5%                        1999        100,000      100,000
6 1/4%                      1999         65,000       65,000
5.76%                       1999          5,000        5,000
5.78%                       1999         25,000       25,000
5.79%                       1999         30,000       30,000
8% B                        1999        200,000      200,000
7%                          2000        100,000      100,000
7% B                        2000        100,000      100,000
5 7/8%                      2001        150,000      150,000
6 5/8% B                    2003        100,000      100,000
5 7/8% C                    2003         75,000       75,000
6.125%                      2003         75,000       75,000
8%                          2004         75,000       75,000
6 1/4% B                    2004        100,000      100,000
7.37%-7.41%                 2004        100,000      100,000
7%                          2005        200,000      200,000
6 3/8%                      2008        125,000      125,000
8 3/4%                      2021        150,000      150,000
8 3/8% B                    2021        150,000      150,000
8 5/8%                      2022        100,000      100,000
7 3/8%                      2023        200,000      200,000
6 7/8% B                    2023        200,000      200,000
7 7/8%                      2024        150,000      150,000
6 3/4%                      2025        150,000      150,000
7 1/2% B                    2025        100,000      100,000
8.27%                       2025         21,000       21,000
8.27%                       2025         50,000       50,000
8.28%                       2025          2,000        2,000
8.30%                       2025          5,000        5,000
8.95%                       2027         15,584       15,681
7%                          2033        150,000      150,000
SERIES                    YEAR DUE      1996         1995
POLLUTION CONTROL BONDS:
7.70%                       2012     $   20,000   $   20,000
7.75% B                     2017         10,000       10,000
7.50%                       2017         25,000       25,000
3.58%                       2014         40,000       40,000
5.80%                       2014         77,000       77,000
     Subtotal                         3,463,184    3,466,281
OTHER LONG-TERM DEBT:
Capitalized leases                       11,265        7,477
Other long-term debt                    146,539      147,410
Unamortized debt
  discount and premium,
  net                                   (56,995)     (61,674)
Current maturities of
  long-term debt                       (174,726)      (4,295)
     Subtotal (a)                     3,389,267    3,555,199
SUBSIDIARY LONG-TERM DEBT:
Crescent Resources, Inc.
  (b)                                   118,058      130,694
Nantahala Power and
  Light                                  68,372       33,288
Current maturities of
  long-term debt                        (37,583)      (7,776)
     Subtotal                           148,847      156,206
Total long-term debt                 $3,538,114   $3,711,405

(a) Substantially all of Duke Power's electric plant was mortgaged as of December 31, 1996.
(b) Substantial amounts of Crescent Resources, Inc.'s real estate development projects, land and buildings are pledged as collateral.
                                       40

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
NOTE 9. LONG-TERM DEBT -- Continued
     As of December 31, 1996 and 1995, the Company had $40,000,000 in pollution control revenue bonds backed by an unused, two-year revolving credit facility of $40,000,000. In addition, the Company had $130,000,000 in commercial paper outstanding throughout 1996 and 1995 backed by unused five-year revolving credit facilities. These facilities are on a fee basis. Both the $40,000,000 in pollution control bonds and the $130,000,000 in commercial paper are included in long-term debt.
     As of December 31, 1996, Crescent Resources, Inc. had $45,428,000 in mortgage loans which mature through 1999 and $30,630,000 in mortgage loans maturing in 2000 or thereafter. Additionally, Crescent Resources, Inc. had $42,000,000 outstanding at December 31, 1996, included in long-term debt on a $75,000,000 four-year revolving credit facility. Interest rates are variable and at December 31, 1996, ranged from 5.95 percent to 7.10 percent. As of December 31, 1996, Nantahala Power and Light Company had $68,000,000 in senior notes maturing in 2011, 2012 and 2016. The notes carry fixed interest rates of 9.21 percent, 7.45 percent and 6.90 percent and require monthly payments of principal beginning in 1997, 1998 and 2002, respectively.
     The annual maturities of consolidated long-term debt, including capitalized lease principal payments through 2001, are $212,309,000 in 1997; $62,759,000 in 1998; $444,840,000 in 1999; $248,271,000 in 2000; and $154,541,000 in 2001.
NOTE 10. FINANCIAL INSTRUMENTS
     The carrying amounts of "Cash," "Short-term investments," and "Notes payable" on the Consolidated Balance Sheets approximate fair value primarily because of the short maturities of these instruments. "Other investments" includes notes receivable issued at fixed rates with maturities up to 30 years for which there are no quoted market prices. The majority of estimated fair value amounts of long-term debt and preferred stock as disclosed below were obtained from independent parties. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 1996 and 1995, are not necessarily indicative of the amounts the Company could have realized in current market exchanges.
     External funds have been established, as required by the Nuclear Regulatory Commission, as a mechanism to fund certain costs of nuclear decommissioning. (See Note 14.) Currently, these nuclear decommissioning trust funds are invested in U.S. stocks, bonds and cash equivalents. "Nuclear decommissioning trust funds" are presented on the Consolidated Balance Sheets at amounts that approximate fair value.
     The carrying amounts and estimated fair values of long-term debt and preferred stock are as follows (dollars in thousands):

                                                                      DECEMBER 31, 1996                DECEMBER 31, 1995
                                                                CARRYING AMOUNT    FAIR VALUE    CARRYING AMOUNT    FAIR VALUE
Long-term debt...............................................     $ 3,796,153      $3,773,000      $ 3,777,672      $3,879,000
Preferred stock..............................................     $   684,000      $  699,000      $   684,000      $  689,000

     The Company has authority to issue up to $1 billion aggregate principal amount of debt securities under a shelf registration statement filed with the Securities and Exchange Commission (SEC). Such debt securities may be issued as First and Refunding Mortgage Bonds, Senior Notes or Subordinated Debentures.
     In order to obtain variable rate financing at an attractive cost, the Company entered into interest rate swap agreements associated with the November 1994, issuance of $200 million aggregate principal amount of its First and Refunding Mortgage Bonds, 8% Series B due 1999 and the August 1995, issuance of $100 million aggregate principal amount of its First and Refunding Mortgage Bonds, 7 1/2% Series B due 2025. The interest rate swaps are reset quarterly based upon the three-month London Interbank Offered Rate (LIBOR). As a result of the interest rate swap contracts, interest expense on the Consolidated
                                       41

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
NOTE 10. FINANCIAL INSTRUMENTS -- Continued
Statements of Income is recognized at the weighted average rate for the year tied to the LIBOR rate. The weighted average rates are as follows (dollars in thousands):

                                                                       WEIGHTED AVERAGE RATE
SERIES                                       YEAR DUE    FACE VALUE    1996     1995     1994
8% Series B...............................     1999       $200,000     5.64%    6.14%    5.95%
7 1/2% Series B...........................     2025       $100,000     6.69%    7.06%      --

     Duke Energy Group, Inc. entered into a hedge transaction in 1995 to offset currency fluctuations between the U.S. dollar and the Chilean peso associated with expected equity contributions to an affiliate in 1995, 1996 and 1997. The hedge transaction has a notional amount of approximately $4.4 million at December 31, 1996. Duke Energy Group, Inc. records any realized gains or losses associated with the hedge as an adjustment to investments in affiliates.
NOTE 11. INVESTMENTS IN AFFILIATES
     Certain investments, where the Company's ownership in domestic and international affiliates is 50 percent or less, are accounted for by the equity method. These investments include ownership interests in various power development projects; start-up personal communications services; marketing of natural gas, electric power, and development of other energy services; participation in various construction and support activities for fossil-fueled generating plants; and real-estate development projects. The Company's proportionate share of net income (loss) from these affiliates for the years ended December 31, 1996, 1995 and 1994 was $(6,133,000), $9,237,000 and
$7,049,000, respectively. These amounts are reflected in "Operating revenues" on the Consolidated Statements of Income.
     A summary of assets and liabilities of these affiliates follows (dollars in thousands):

                                                                            DECEMBER 31, 1996              DECEMBER 31, 1995
                                                                                       COMPANY'S                      COMPANY'S
                                                                                     PROPORTIONATE                  PROPORTIONATE
                                                                         TOTAL           SHARE          TOTAL           SHARE
Assets of affiliates................................................   $1,979,418      $ 549,442      $1,445,600      $ 351,376
Liabilities of affiliates...........................................   $1,041,207*     $ 360,460      $  615,452*     $ 188,102

* The Company's exposure to these liabilities is mitigated through the use of project or limited recourse financing by the affiliates and capitalization of its subsidiaries investing in the affiliates.
     In addition, the Company had outstanding loans to certain affiliates of $2,900,000 and $23,170,000 at December 31, 1996 and 1995, respectively.
     In the normal course of business, some of these affiliates enter into contractual agreements to exchange natural gas, electric power, futures, swaps and options; and construction contracts which contain certain schedule and performance requirements. The affiliates use risk management procedures to control their exposure associated with the contracts. Certain subsidiaries of the Company have guaranteed performance of the affiliates under some of these contracts. Management is of the opinion that these guarantees will not have any material adverse effect on the results of operations or the financial position of the Company.
NOTE 12. RETIREMENT BENEFITS
  A. RETIREMENT PLAN
     The Company and its operating subsidiaries, with the exception of Nantahala Power and Light Company, which maintains its own retirement plans, have a non-contributory, defined benefit retirement plan covering substantially all their employees. Through December 31, 1996, the benefit was based upon an age-related formula which took into account years of creditable service and the employee's average compensation based upon the highest compensation during a consecutive sixty-month period. The benefit was reduced by an adjustment which is based upon the employee's social security wages. Normal retirement age under the Plan was age 65; however, early retirement benefits were payable as early as age 55 with 10
                                       42

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
NOTE 12. RETIREMENT BENEFITS -- Continued years of creditable service or age 51 if the employee had at least 30 years of creditable service. The Company's policy is to fund pension costs as accrued.
     Effective January 1, 1997, the Plan was amended to be a Cash Balance Plan. Under the Cash Balance Plan, records are maintained on an individual participant basis with monthly credits based upon the participant's creditable compensation multiplied times a percentage that ranges from 3 percent to 7 percent depending upon the sum of the participant's age and years of service. An additional credit of 4 percent applies to creditable compensation in excess of the social security wage base. Additionally, monthly interest credits will be allocated based upon the yield of 30-year U.S. Treasury Bonds, subject to a 4 percent minimum and a 9 percent maximum yield. Normal retirement age will remain age 65. Employees who were participants in the Plan before January 1, 1997, remain eligible to receive certain transitional benefits under the provisions of the previous plan. After January 1, 1997, employees can receive early retirement benefits as early as age 55 with at least 5 years of vesting service.
     Net periodic pension cost for the years ended December 31, 1996, 1995 and 1994, include the following components (dollars in thousands):

                                                                 1996                     1995                    1994
Service cost benefit earned during the year..........                $  49,636                $ 46,402                $ 43,098
Interest cost on projected benefit obligation........                  116,088                 111,110                  96,521
Actual return on plan assets.........................    (180,463)                (253,314)                 (6,138)
Amount deferred for recognition......................      58,705                  144,022                 (86,995)
Expected return on plan assets.......................                 (121,758)               (109,292)                (93,133)
Net amortization.....................................                    9,070                   6,161                   7,657
     Net periodic pension cost.......................                $  53,036                $ 54,381                $ 54,143

     A reconciliation of the funded status of the plan to the amounts recognized in the Consolidated Balance Sheets as of December 31, 1996 and 1995, is as follows (dollars in thousands):

                                                                                                      1996           1995
Accumulated benefit obligation:
     Vested benefits............................................................................   $(1,453,115)   $(1,289,459)
     Nonvested benefits.........................................................................        (4,083)        (6,216)
          Accumulated benefit obligation........................................................   $(1,457,198)   $(1,295,675)
Fair market value of plan assets, consisting primarily of short-term investments and cash equivalents, common stocks, real estate investments and government and
  industrial bonds..............................................................................   $ 1,587,812    $ 1,424,148
Projected benefit obligation....................................................................    (1,663,375)    (1,596,747)
Unrecognized net experience loss................................................................       220,355        286,837
Unrecognized prior service cost reduction.......................................................       (65,460)       (35,039)
Remaining unrecognized transitional obligation..................................................           668            801
     Pre-funded pension cost....................................................................   $    80,000    $    80,000

     Assumptions used in the Company's pension accounting include:

                                                                                1996     1995     1994
Weighted-average discount rate...............................................   7.50%    7.50%    8.25%
Weighted-average salary increase.............................................   4.75%    4.75%    5.40%
Expected long-term rate of return on plan assets.............................   9.00%    9.00%    9.00%

     During 1995, the Company offered to certain employees an Enhanced Vested Benefits program (EVB). The Company recorded an additional one-time expense for special termination benefits associated with EVB of approximately $42,196,000, including $21,600,000 of additional retirement plan costs.
                                       43

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
NOTE 12. RETIREMENT BENEFITS -- Continued
  B. POSTRETIREMENT BENEFITS
     The Company and its operating subsidiaries, with the exception of Nantahala Power and Light Company (NP&L), which maintained its own postretirement benefit plans through December 1995, currently provide certain health care and life insurance benefits for retired employees. NP&L employees who retired after January 1, 1996, are covered by Duke Power Company's postretirement benefit plan. Through December 31, 1996, employees became eligible for these benefits if they retired at age 55 or greater with 10 years of service or if they retired as early as age 51 with 30 years or more of service. Effective January 1, 1997, employees who were participants in the Retirement Plan before January 1, 1997, become eligible for certain transitional postretirement benefits under the provisions of the previous plan. Employees who were not participants in the plan before January 1, 1997, become eligible as early as age 55 with at least 10 years of vesting service. All employees retiring after January 1, 1992, receive a fixed Company allowance, based on years of service, to be used to pay medical insurance premiums. The Company reserves the right to terminate, suspend, withdraw, amend or modify the plans in whole or in part at any time.
     In 1992, the Company commenced funding the maximum amount allowable under section 401(h) of the Internal Revenue Code, which provides for tax deductions for contributions and tax-free accumulation of investment income. Such amounts partially fund the Company's medical and dental postretirement benefits. The Company has also established a Retired Lives Reserve, which has tax attributes similar to 401(h) funding, to partially fund its postretirement life insurance obligation. The Company contributed $15,200,000 into these funding mechanisms in 1996 and $23,000,000 in 1995.
     Net periodic postretirement benefit cost for the years ended December 31, 1996, 1995 and 1994, include the following components (dollars in thousands):

                                                                        1996                  1995                 1994
Service cost benefit earned during the year...................              $ 6,388               $ 5,874              $ 5,415
Interest cost on accumulated postretirement benefit
  obligation..................................................               27,276                27,201               25,321
Actual return on plan assets..................................   (12,383)              (14,726)              (1,451)
Amount deferred for recognition...............................     2,988                 7,260               (3,469)
Expected return on plan assets................................               (9,395)               (7,466)              (4,920)
Straight-line -- 20 year amortization of transitional
  obligation..................................................               13,515                13,293               13,293
Other amortization............................................                1,566                   555                  366
  Net periodic postretirement benefit cost....................              $39,350               $39,457              $39,475

     A reconciliation of the funded status of the plan to the amounts recognized in the Consolidated Balance Sheets as of December 31, 1996 and 1995, is as follows (dollars in thousands):

                                                                                       1996                     1995
Fair market value of plan assets, consisting primarily of short-term investments and cash equivalents, common stocks, real estate investments
  and government and industrial bonds.......................................               $ 127,594                $ 105,506
Actives eligible to retire..................................................    (39,567)                 (25,780)
Actives not eligible to retire..............................................   (118,103)                 (97,389)
Retirees and surviving spouses..............................................   (251,325)                (253,688)
Accumulated postretirement benefit obligation (APBO)........................                (408,995)                (376,857)
Unrecognized prior service cost.............................................                  66,692                      712
Unrecognized net experience (gain)/loss.....................................                  (3,772)                  25,955
Unrecognized transitional obligation........................................                 177,338                  212,695
       (Accrued) postretirement benefit cost................................               $ (41,143)               $ (31,989)

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
NOTE 12. RETIREMENT BENEFITS -- Continued
     Assumptions used in the Company's postretirement benefits accounting include:

                                                                                                        1996     1995     1994
Weighted-average discount rate.......................................................................   7.50%    7.50%    8.25%
Weighted-average salary increase.....................................................................   4.75%    4.75%    5.40%
Expected long-term rate of return on 401(h) assets...................................................   9.00%    9.00%    9.00%
Expected long-term rate of return on RLR assets......................................................   6.50%    8.00%    6.50%

     The assumed medical inflation rate was approximately 9.5 percent in 1996. This rate decreases by 0.5 percent to 1.0 percent per year until a rate of 5.5 percent is achieved in the year 2001, which remains fixed thereafter.
     A 1.0 percent increase in the medical and dental trend rates produces a 7.0 percent ($2,940,971) increase in the aggregate service and interest cost. The increase in the APBO attributable to a 1.0 percent increase in the medical and dental trend rates is 7.8 percent ($31,462,000) as of December 31, 1996.
NOTE 13. COMMITMENTS AND CONTINGENCIES
  A. CONSTRUCTION PROGRAM
     Projected construction and nuclear fuel costs for Duke Power's electric operations, both including allowance for funds used during construction, are $2.6 billion and $716 million, respectively, for 1997 through 2001. These projections are subject to periodic review and revisions. Actual construction and nuclear fuel costs and capital expenditures incurred may vary from such estimates. Cost variances are due to various factors, including revised load estimates, environmental matters and cost and availability of capital.
     Projected capital expenditures of subsidiaries and diversified activities are $1.5 billion for 1997 through 2001. These projections are subject to periodic review and revisions and may vary significantly as business plans evolve to meet the opportunities presented by their markets.
  B. NUCLEAR INSURANCE
     The Company maintains nuclear insurance coverage in three areas: liability coverage, property, decontamination and decommissioning coverage, and extended accidental outage coverage to cover increased generating costs and/or replacement power purchases. The Company is being reimbursed by the other joint owners of the Catawba Nuclear Station for certain expenses associated with nuclear insurance premiums paid by the Company.
     Pursuant to the Price-Anderson Act, the Company is required to insure against public liability claims resulting from nuclear incidents to the full limit of liability of approximately $8.9 billion. The maximum required private primary insurance of $200 million has been purchased along with a like amount to cover certain worker tort claims. The remaining amount, currently $8.7 billion, which will be increased by $79.3 million as each additional commercial nuclear reactor is licensed, has been provided through a mandatory industry-wide excess secondary insurance program of risk pooling. The $8.7 billion could also be reduced by $79.3 million for certain nuclear reactors that are no longer operational and may be exempted from the risk pooling insurance program. Under this program, licensees could be assessed retrospective premiums to compensate for damages in the event of a nuclear incident at any licensed facility in the nation. If such an incident occurs and public liability damages exceed primary insurances, licensees may be assessed up to $79.3 million for each of their licensed reactors, payable at a rate not to exceed $10 million a year per licensed reactor for each incident. The $79.3 million amount is subject to indexing for inflation and may be subject to state premium taxes. The $79.3 million includes a surcharge of 5 percent (which is also included in the above $8.7 billion figure) if funds are insufficient to pay claims and associated costs. If retrospective premiums were to be assessed, the other joint owners of the Catawba Nuclear Station are obligated to assume their pro rata share of such assessment.
     The Company is a member of Nuclear Mutual Limited (NML), which provides $500 million in primary property damage coverage for each of the Company's nuclear facilities. If NML's losses ever exceed its reserves, the Company will be liable, on a pro rata basis, for additional assessments of up to $34 million. This amount represents 5 times the Company's
                                       45

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
NOTE 13. COMMITMENTS AND CONTINGENCIES -- Continued
annual premium to NML. The other joint owners of Catawba are obligated to assume their pro rata share of any liability for retrospective premiums and other premium assessments resulting from the NML policies applicable to Catawba.
     The Company is also a member of Nuclear Electric Insurance Limited (NEIL) and purchases insurance through NEIL's excess property, decontamination and decommissioning liability insurance program. NEIL provides excess insurance coverage of $2.25 billion for the Catawba Nuclear Station and $1.5 billion for each of the Oconee and McGuire Nuclear Stations. If losses ever exceed the accumulated funds available to NEIL for the excess property, decontamination and decommissioning liability program, the Company will be liable, on a pro rata basis, for additional assessments of up to $40 million. This amount is limited to 5 times the Company's annual premium to NEIL for excess property, decontamination and decommissioning liability insurance. The other joint owners of Catawba are obligated to assume their pro rata share of any liability for retrospective premiums and other premium assessments resulting from the NEIL policies applicable to Catawba.
     The Company participates in a NEIL program that provides insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. Each unit of the McGuire and Catawba Nuclear Stations is insured for up to approximately $3.5 million per week, after a 21-week deductible period, with declining amounts per unit where more than one unit is involved in an accidental outage. The Oconee Nuclear Station units are insured for up to approximately $2.7 million, under like terms. Coverages continue at 100 percent for 52 weeks and 80 percent for the next 104 weeks. If NEIL's losses for this program ever exceed its reserves, the Company will be liable, on a pro rata basis, for additional assessments of up to $27 million. This amount represents 5 times the Company's annual premium to NEIL for insurance for the increased cost of generation and/or purchased power resulting from an accidental outage of a nuclear unit. The other joint owners of Catawba are obligated to assume their pro rata share of any liability for retrospective premiums and other premium assessments resulting from the NEIL policies applicable to the joint ownership agreements.
  C. PROPOSED MERGER WITH PANENERGY CORP
     On November 25, 1996, the Company and PanEnergy Corp announced a proposed stock-for-stock transaction creating an integrated energy company. Upon consummation of the merger, PanEnergy will be a wholly owned subsidiary of the Company, and the Company's name will be changed to Duke Energy Corporation. The transaction is expected to close by December 31, 1997, subject to approval of the shareholders of both companies and all applicable regulatory approvals. The shareholders of each company will vote on the proposed merger at their annual meetings, which are scheduled for April 24, 1997 for both companies. Applications for regulatory approval were filed with the NCUC and the PSCSC on December 19, 1996 and the FERC on February 3, 1997. Regulatory proceedings are expected to be successfully completed by year-end 1997. In connection with the transaction, each share of PanEnergy common stock will be converted into 1.0444 shares of common stock of the Company. The transaction will be accounted for as a pooling of interests. Further details about the proposed acquisition are provided in the Company's report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 1996, and in the Joint Proxy Statement-Prospectus provided to shareholders in connection with the Company's annual meeting. Unless otherwise indicated, all information presented herein relates to the Company only and does not take into account the proposed merger with PanEnergy.
  D. OTHER
     The Company and North Carolina Municipal Power Agency Number 1 and Piedmont Municipal Power Agency, two of the four other joint owners of the Catawba Nuclear Station, entered into a settlement in September 1995 which resolved outstanding issues related to how certain calculations affecting bills under the Catawba joint ownership contractual agreements should be performed. The settlement was approved by the North Carolina Utilities Commission on January 16, 1996 and The Public Service Commission of South Carolina on January 23, 1996. As part of the settlement, the Company agreed to purchase additional megawatts (MW) of Catawba capacity during the period 1996 through 1999 and remove certain restrictions related to sales of surplus energy by these two joint owners. The additional capacity purchases are 215 MW in 1996, 165 MW in 1997, 120 MW in 1998 and 100 MW in 1999. The Company expects to recover the costs associated with this settlement as part of the purchased capacity levelization, consistent with prior orders of the retail regulatory commissions. Therefore, the Company believes these matters should not have a material adverse effect on the results of operations or the financial position of the Company.
                                       46

                               DUKE POWER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
NOTE 13. COMMITMENTS AND CONTINGENCIES -- Continued
     The Company and all four of the other joint owners of the Catawba Nuclear Station entered into settlement agreements in 1994 which resolved all issues in contention in arbitration proceedings related to the Catawba joint ownership contractual agreements. The basic contention in each proceeding was that certain calculations affecting bills under these agreements should be performed differently. These items are covered by the agreements between the Company and the other Catawba joint owners which have been previously approved by the Company's retail regulatory commissions. (See Note 3.) In 1994, the Company settled its cumulative net obligation through 1993 of approximately $205 million related to these settlement agreements. Billings for 1994 and later years will conform to the settlement agreements, which have been approved by the Company's retail regulatory commissions. Because the Company expects the costs associated with these settlements to be recovered as part of the purchased capacity levelization, which has been approved by the Company's retail regulatory commissions, the Company included approximately $205 million as an increase to "Purchased capacity costs" on its Consolidated Balance Sheets in 1994. Therefore, the Company believes these matters should not have a material adverse effect on the results of operations or financial position of the Company.
     The Company is also involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the results of operations or financial position of the Company.
NOTE 14. NUCLEAR DECOMMISSIONING COSTS
     Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $1.3 billion stated in 1994 dollars based on decommissioning studies completed in 1994. This amount includes the Company's 12.5 percent ownership in the Catawba Nuclear Station. The other joint owners of the Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. Both the North Carolina Utilities Commission and the Public Service Commission of South Carolina have granted the Company recovery of estimated decommissioning costs through retail rates over the expected remaining service periods of the Company's nuclear plants. Such estimates presume each unit will be decommissioned as soon as possible following the end of their license life. Although subject to extension, the current operating licenses for the Company's nuclear units expire as follows: Oconee 1 and 2 -- 2013, Oconee 3 -- 2014; McGuire 1 -- 2021, McGuire 2 -- 2023; and
Catawba 1 -- 2024, Catawba 2 -- 2026.
     In accordance with a 1988 Nuclear Regulatory Commission order, during 1996, the Company expensed approximately $56,470,000 which was contributed to the external funds for decommissioning costs and accrued an additional $1,618,000 to the internal reserve. Nuclear units are depreciated at a rate of 4.70 percent, of which 1.61 percent is for decommissioning. The balance of the external funds as of December 31, 1996, was $362,627,000. The balance of the internal reserve as of December 31, 1996, was $207,774,000 and is reflected in accumulated depreciation and amortization on the Consolidated Balance Sheets. Management's opinion is that the decommissioning costs being recovered through rates, when coupled with assumed after-tax fund earnings of 5.5 percent to 5.9 percent, are currently sufficient to provide for the cost of decommissioning.
                                       47

                          INDEPENDENT AUDITORS' REPORT
DUKE POWER COMPANY:
     We have audited the consolidated financial statements of Duke Power
Company and subsidiaries (the Company) listed in the accompanying index for
Item 8. Our audits also included the consolidated financial statement schedule listed in the accompanying index. These financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and consolidated financial statement schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
                                         DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 7, 1997
                    RESPONSIBILITY FOR FINANCIAL STATEMENTS
     The financial statements of Duke Power Company are prepared by management, which is responsible for their integrity and objectivity. The statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect in all material respects the substance of events and transactions which should be included. The other information in the annual report is consistent with the financial statements. In preparing these statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported.
     The Company's system of internal accounting control is designed to provide reasonable assurance that assets are safeguarded and transactions are executed according to management's authorization. Internal accounting controls also provide reasonable assurance that transactions are recorded properly, so that financial statements can be prepared according to generally accepted accounting principles. In addition, the Company's accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or are detected by employees within a timely period as they perform their assigned functions. The Company's accounting controls are continually reviewed for effectiveness. In addition, written policies, standards and procedures, and a strong internal audit program augment the Company's accounting controls.
     The Board of Directors pursues its oversight role for the financial statements through the audit committee, which is composed entirely of directors who are not employees of the Company. The audit committee meets with management and internal auditors periodically to review the work of each group and to monitor each group's discharge of its responsibilities. The audit committee also meets periodically with the Company's independent auditors, Deloitte & Touche LLP. The independent auditors have free access to the audit committee and the Board of Directors to discuss internal accounting control, auditing and financial reporting matters without the presence of management.
                                         JEFFREY L. BOYER
                                         CONTROLLER
                                       48

                            QUARTERLY FINANCIAL DATA

                                                            FIRST         SECOND        THIRD         FOURTH
                                                           QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
                                                                     DOLLARS IN THOUSANDS (EXCEPT PER-SHARE DATA)
1996 BY QUARTER
  Operating revenues...................................   $1,162,077    $1,119,731    $1,292,426    $1,183,740    $4,757,974
  Operating income.....................................   $  357,412    $  301,231    $  470,706    $  232,854    $1,362,203
  Net income...........................................   $  191,304    $  157,382    $  264,987    $  116,293    $  729,966
  Earnings per share...................................   $     0.88    $     0.71    $     1.25    $     0.53    $     3.37
1995 BY QUARTER
  Operating revenues...................................   $1,111,065    $1,052,403    $1,379,978    $1,133,238    $4,676,684
  Operating income.....................................   $  369,414    $  263,876    $  504,507    $  211,254    $1,349,051
  Net income...........................................   $  201,276    $  137,523    $  285,200    $   90,539    $  714,538
  Earnings per share...................................   $     0.92    $     0.61    $     1.33    $     0.39    $     3.25

     Generally, quarterly earnings fluctuate with seasonal weather conditions and maintenance of electric generating units, especially nuclear units.
                                       49

               SUBSIDIARIES AND DIVERSIFIED ACTIVITIES HIGHLIGHTS
     The Company has organized all its subsidiaries and diversified activities into the Associated Enterprises Group (AEG). AEG includes the following:
     (Bullet) CHURCH STREET CAPITAL CORP. (CSCC) serves as the parent company and provides equity funding and credit enhancement services for the Company's non-electric operating subsidiaries. CSCC and one of its wholly-owned subsidiaries manage investment funds, highlights of which are as follows (dollars in thousands):
              SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

 1996        1995         1994
$72,712     $76,300     $170,642

       INVESTMENT INCOME (AFTER TAX)

1996      1995       1994
$772     $4,783     $7,562

     (Bullet) CRESCENT RESOURCES, INC. provides real estate management, forestry operation and high-quality commercial and residential real estate development services in the Southeast.
     (Bullet) DUKE ENERGY GROUP, INC. develops, owns, manages and operates energy facilities worldwide.
     (Bullet) DUKE ENGINEERING & SERVICES, INC. provides engineering, project management, quality assurances, construction management, operating and maintenance and environmental services for utilities, industry and government worldwide.
     (Bullet) DUKE/FLUOR DANIEL provides engineering, procurement, construction and operating and maintenance services for fossil-fueled electric generating stations worldwide.
     (Bullet) DUKE/LOUIS DREYFUS, LLC markets electric power, natural gas and energy-related services to utilities, municipalities and other large energy users in North America.
     (Bullet) DUKE MERCHANDISING sells and services home appliances, electronics and wireless communications devices.
     (Bullet) DUKENET COMMUNICATIONS, INC. develops and manages communications systems, including fiber optic and wireless digital network services.
     (Bullet) DUKE WATER OPERATIONS provides franchised water service to customers in parts of North and South Carolina.
     (Bullet) NANTAHALA POWER AND LIGHT COMPANY is a franchised electricity provider serving a five-county area in western North
              Carolina.
                                       50

     The following tables set forth operating results, financial position, cash flows and other information with respect to the Company's subsidiaries and diversified activities for the periods and as of the dates specified:
                               OPERATING RESULTS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                              1996        1995        1994
                                                                                                  DOLLARS IN THOUSANDS
OPERATING REVENUES
  Crescent Resources, Inc................................................................   $113,759    $ 85,361    $ 64,724
  Duke Energy Group, Inc.................................................................     13,095      10,017       9,478
  Duke Engineering & Services, Inc. (a)..................................................    157,209      64,880      41,670
  Nantahala Power and Light Company......................................................     67,668      62,510      68,595
  All Other Business Units (b)...........................................................     63,463      76,457      68,262
       Total Associated Enterprises Group................................................   $415,194    $299,225    $252,729
OPERATING INCOME
  Crescent Resources, Inc................................................................   $ 87,708    $ 63,973    $ 46,236
  Duke Energy Group, Inc. (c)............................................................    (11,795)     (1,422)     (1,035)
  Duke Engineering & Services, Inc. (a)..................................................     12,924       5,941       2,681
  Nantahala Power and Light Company......................................................     14,677       9,262      12,224
  All Other Business Units (b)...........................................................     (5,204)     14,466      12,825
       Total Associated Enterprises Group................................................   $ 98,310    $ 92,220    $ 72,931
NET INCOME
  Crescent Resources, Inc................................................................   $ 49,600    $ 35,500    $ 26,525
  Duke Energy Group, Inc. (c)(d).........................................................     (7,377)        170       5,749
  Duke Engineering & Services, Inc. (a)..................................................      7,896       3,701       1,675
  Nantahala Power and Light Company......................................................      6,265       4,037       6,169
  All Other Business Units (b)...........................................................     (5,106)     10,849      11,918
       Total Associated Enterprises Group................................................   $ 51,278    $ 54,257    $ 52,036

                               FINANCIAL POSITION

                                                                                                     DECEMBER 31,
                                                                                             1996         1995        1994
                                                                                                 DOLLARS IN THOUSANDS
TOTAL ASSETS
  Crescent Resources, Inc..............................................................   $  446,307    $381,073    $294,175
  Duke Energy Group, Inc...............................................................      131,210     149,391     110,656
  Duke Engineering & Services, Inc. (a)................................................      115,457      44,090      18,412
  Nantahala Power and Light Company....................................................      167,008     144,069     125,883
  All Other Business Units (b).........................................................      312,007     239,684     261,018
       Total Associated Enterprises Group..............................................   $1,171,989    $958,307    $810,144
TOTAL LIABILITIES
  Crescent Resources, Inc..............................................................   $  201,809    $185,996    $134,574
  Duke Energy Group, Inc...............................................................        6,204       9,783       4,672
  Duke Engineering & Services, Inc. (a)................................................       36,540      10,969       5,992
  Nantahala Power and Light Company....................................................      105,787      86,691      72,542
  All Other Business Units (b).........................................................       37,994      32,529      16,320
       Total Associated Enterprises Group..............................................   $  388,334    $325,968    $234,100

                                   CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                              1996        1995        1994
                                                                                                  DOLLARS IN THOUSANDS
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Crescent Resources, Inc................................................................   $ 90,154    $ 40,144    $ 37,691
  Duke Energy Group, Inc.................................................................     (8,763)     (3,521)     (6,614)
  Duke Engineering & Services, Inc. (a)..................................................        297       4,921       2,252
  Nantahala Power and Light Company......................................................      9,448       8,419      12,817
  All Other Business Units (b)...........................................................      5,026      (3,152)      8,337
       Total Associated Enterprises Group................................................   $ 96,162    $ 46,811    $ 54,483
CASH PROVIDED BY INVESTING ACTIVITIES
  Crescent Resources, Inc. (e)...........................................................   $ 37,786    $  5,910    $  2,524
  Duke Energy Group, Inc. (f)............................................................     27,046      14,253      40,740
  Duke Engineering & Services, Inc. (a)..................................................         --          --          --
  Nantahala Power and Light Company......................................................         --          --          --
  All Other Business Units (g)...........................................................      4,951      97,793       5,100
       Total Associated Enterprises Group................................................   $ 69,783    $117,956    $ 48,364
CASH USED IN INVESTING ACTIVITIES
  Crescent Resources, Inc................................................................   $115,371    $ 84,603    $ 78,689
  Duke Energy Group, Inc.................................................................     14,029      44,776      19,575
  Duke Engineering & Services, Inc. (a)(h)...............................................     40,890         996       1,090
  Nantahala Power and Light Company......................................................     21,166      23,944      23,989
  All Other Business Units (i)...........................................................     46,161      65,772      17,410
       Total Associated Enterprises Group................................................   $237,617    $220,091    $140,753
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES (J)
  Crescent Resources, Inc................................................................   $(12,497)   $ 38,521    $ 37,589
  Duke Energy Group, Inc. (k)............................................................         --          --          --
  Duke Engineering & Services, Inc. (a)(l)...............................................        375         997          --
  Nantahala Power and Light Company......................................................     11,659      15,536      10,896
  All Other Business Units (m)...........................................................     69,463       4,305      (6,993)
       Total Associated Enterprises Group................................................   $ 69,000    $ 59,359    $ 41,492

                               OTHER INFORMATION

                                                                                                             DECEMBER 31,
                                                                                                        1996     1995     1994
FULL-TIME EMPLOYEES AT YEAR-END
  Crescent Resources, Inc............................................................................     118       94       89
  Duke Energy Group, Inc.............................................................................      52       43       35
  Duke Engineering & Services, Inc. (a)..............................................................   1,834      551      275
  Nantahala Power and Light Company..................................................................     193      182      184
  All Other Business Units...........................................................................     527      485      428
       Total Associated Enterprises Group............................................................   2,724    1,355    1,011

 (a) Excludes operations and financial position of an affiliate, Duke/Fluor Daniel, which is included in All Other Business Units amounts.
 (b) All Other Business Units amounts include Associated Enterprises Group intercompany eliminations.
 (c) 1996 includes a provision for an investment in a power plant in Argentina.
 (d) 1994 includes a gain from the sale of preferred stock.
 (e) 1996 includes proceeds from sale of office building.
                                       52

 (f) 1996 includes proceeds from repayment of a loan by an affiliate. (See Note 11.) 1994 includes proceeds from the sale of preferred stock and debt securities.
 (g) 1996 and 1995 include the net change in short-term investments for the period of $3,588,000 and $56,392,000, respectively. Also, 1995 includes proceeds from the sale of a dividend capture program.
 (h) 1996 includes amounts paid relating to acquisition activities.
 (i) 1994 includes the net change in short-term investments for the period of $12,060,000.
 (j) Excludes capital infusion and return of capital transactions between parent, Church Street Capital Corp., and its subsidiaries.
 (k) 1996 and 1994 exclude net return of capital to parent, Church Street Capital Corp., of $4,724,000 and $12,100,000, respectively. 1995 excludes net capital infusions from Church Street Capital Corp. of $33,455,000.
 (l) 1996 excludes net capital infusions from parent, Church Street Capital Corp., of $35,900,000.
(m) 1996 includes capital infusion from Duke Power to Church Street Capital Corp. of $65,000,000.
                                       53

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                                                          BALANCE     BALANCE
                                                                                                         BEGINNING     END OF
DESCRIPTION                                                                                               OF YEAR       YEAR
                                                                                                              (DOLLARS IN
                                                                                                              THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31, 1996
Reserves Related to Assets on Balance Sheet...........................................................   $   7,774    $  8,562
Other Reserves
  Operating Reserves (1)..............................................................................     176,098     178,583
FOR THE YEAR ENDED DECEMBER 31, 1995
Reserves Related to Assets on Balance Sheet...........................................................       8,059       7,774
Other Reserves
  Operating Reserves (1)..............................................................................     154,722     176,098
FOR THE YEAR ENDED DECEMBER 31, 1994
Reserves Related to Assets on Balance Sheet...........................................................      10,353       8,059
Other Reserves
  Operating Reserves (1)..............................................................................     107,477     154,722

(1) Principally consists of Injuries and Damages reserves and Property Insurance reserve which are included in "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets.
                                       54

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     No events necessary to be disclosed by the Company under this item have occurred.
                                   PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     Information for this item concerning directors of the Company is set forth in the sections entitled "Election of Directors," "Information Regarding the Board of Directors" and "Common Stock Ownership of Certain Beneficial Owners and Management" under "The Duke Meeting -- Additional Matters" in the Joint Proxy Statement-Prospectus relating to the Company's 1997 annual meeting of shareholders, which are being incorporated herein by reference.
     Information concerning the executive officers of the Company is set forth in the section entitled "Executive Officers of the Company" in this annual report.
ITEM 11. EXECUTIVE COMPENSATION.
     Information for this item is set forth in the sections entitled "Executive Compensation" and "Directors' Fees" under "The Duke Meeting -- Additional Matters", and "Interests of Certain Persons in the Merger -- Duke Employment Agreements" under "The Merger" in the Joint Proxy Statement-Prospectus relating to the Company's 1997 annual meeting of shareholders, which are being incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Information for this item is set forth in the section entitled "Common
Stock Ownership of Certain Beneficial Owners and Management" under "The Duke Meeting -- Additional Matters" in the Joint Proxy Statement-Prospectus relating to the Company's 1997 annual meeting of shareholders, which is being incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     Information for this item is set forth in the sections entitled "Information Regarding the Board of Directors" and "Common Stock Ownership of Certain Beneficial Owners and Management" under "The Duke Meeting -- Additional Matters" in the Joint Proxy Statement-Prospectus relating to the Company's 1997 annual meeting of shareholders, which are being incorporated herein by reference.
                                       55

                                    PART IV.
ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
     (a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:
     Consolidated Financial Statements
        Consolidated Statements of Income for the Three Years Ended December 31, 1996
        Consolidated Statements of Retained Earnings for the Three Years Ended December 31, 1996
        Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1996
        Consolidated Balance Sheets -- December 31, 1996 and 1995
        Notes to Consolidated Financial Statements
     Selected Quarterly Financial Data (unaudited)
     Consolidated Financial Statement Schedule
        Schedule II -- Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 1996
        All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.
     (b) Reports on Form 8-K
             A Report on Form 8-K was filed by the Company on December 9, 1996, in which it reported in Item 5 thereof the execution of an Agreement and Plan of Merger dated as of November 24, 1996, by and between the Company, Duke Transaction Corporation and PanEnergy Corp.
     (c) Exhibits -- See Exhibit Index immediately following signature page.
                                       56

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte and State of North Carolina on the 24th day of March, 1997.
                                                   DUKE POWER COMPANY
                                                      (Registrant)
                                         By:              W. H. GRIGG
                                                   CHAIRMAN OF THE BOARD
                                                AND CHIEF EXECUTIVE OFFICER
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             SIGNATURE                                    TITLE                            DATE
           W. H. GRIGG                  Chairman of the Board and Chief Executive     March 24, 1997
                                          Officer (Principal Executive Officer)
       RICHARD J. OSBORNE               Senior Vice President and Chief Financial     March 24, 1997
                                          Officer (Principal Financial Officer)
        JEFFREY L. BOYER                Controller (Principal Accounting Officer)     March 24, 1997

       G. ALEX BERNHARDT
        ROBERT J. BROWN
           W. A. COLEY
      STEVE C. GRIFFITH, JR.  (Buzzard wing appears here)
           W. H. GRIGG
   GEORGE DEAN JOHNSON, JR.             A majority of the Directors                   March 24, 1997
         W. W. JOHNSON
          MAX LENNON
        JAMES G. MARTIN
          BUCK MICKEL
           R. B. PRIORY
    RUSSELL M. ROBINSON, II

     ELLEN T. RUFF, by signing her name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.
                                         /s/            ELLEN T. RUFF
                                             ELLEN T. RUFF, ATTORNEY-IN-FACT
                                       57

                                 EXHIBIT INDEX
     The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith. The balance of the exhibits have heretofore been filed with the Securities and Exchange Commission and pursuant to Rule 12b- 32 are incorporated herein by reference.

 EXHIBIT
 NUMBER
    2        --Agreement and Plan of Merger, dated as of November 24, 1996, as amended and restated as of March 10, 1997, among registrant, Duke Transaction Corporation and PanEnergy Corp (filed with Form 8-K dated March 20, 1997,
               File No. 1-4928, as Exhibit 2(a)).
    3-A      --Restated Articles of Incorporation of registrant, dated as of October 6, 1993 (filed with Form S-3, File No.
               33-50617, effective October 20, 1993, as Exhibit 4(A)).
    3-B      --Articles of Amendment of registrant dated November 1, 1993, relating to the 6.375% Cumulative Preferred
               Stock A, 1993 Series (filed with Form S-3, No. 33-52479, effective March 29, 1994, as Exhibit 4(B)).
    3-C      --By-Laws of registrant, as amended (filed with Form 10-K for the year ended December 31, 1995, File No.
               1-4928, as Exhibit 3-C).
    4-B-1    --First and Refunding Mortgage from registrant to Guaranty Trust Company of New York, Trustee, dated as of
               December 1, 1927 (filed with Form S-1, File No. 2-7224, effective October 15, 1947, as Exhibit 7(a)).
    4-B-2    --Supplemental Indenture, dated as of March 12, 1930, supplementing said Mortgage (filed with Form S-1, File
               No. 2-7224, effective October 15, 1947, as Exhibit 7(b)).
    4-B-5    --Supplemental Indenture, dated as of September 1, 1936, supplementing said Mortgage (filed with
               Form S-1, File No. 2-7224, effective October 15, 1947, as Exhibit 7(e)).
    4-B-6    --Supplemental Indenture, dated as of January 1, 1941, supplementing said Mortgage (filed with Form S-1, File
               No. 2-7224, effective October 15, 1947, as Exhibit 7(f)).
    4-B-7    --Supplemental Indenture, dated as of April 1, 1944, supplementing said Mortgage (filed with Form S-1, File
               No. 2-7224, effective October 15, 1947, as Exhibit 7(g)).
    4-B-8    --Supplemental Indenture, dated as of September 1, 1947, supplementing said Mortgage (filed with
               Form S-1, File No. 2-7224, effective October 15, 1947, as Exhibit 7(h)).
    4-B-9    --Supplemental Indenture, dated as of September 8, 1947, supplementing said Mortgage (filed with
               Form S-1, File No. 2-10401, effective August 21, 1953, as Exhibit 4-B-9).
    4-B-10   --Supplemental Indenture, dated as of February 1, 1949, supplementing said Mortgage (filed with Form S-1, File
               No. 2-7808, effective February 3, 1949, as Exhibit 7(j)).
    4-B-11   --Supplemental Indenture, dated as of March 1, 1949, supplementing said Mortgage (filed with Form S-1, File
               No. 2-8877, effective April 6, 1951, as Exhibit 7(k)).
    4-B-14   --Supplemental Indenture, dated as of October 1, 1954, supplementing said Mortgage (filed with Form S-9, File
               No. 2-11297, effective December 30, 1954, as Exhibit 2-B-14).
    4-B-17   --Supplemental Indenture, dated as of January 1, 1960, supplementing said Mortgage (filed with Form 10, effective June 29, 1961, as Exhibit 3-B-18).
    4-B-18   --Supplemental Indenture, dated as of February 1, 1960, supplementing said Mortgage (filed with Form 10, effective June 29, 1961, as Exhibit 3-B-19).
    4-B-21   --Supplemental Indenture, dated as of June 15, 1964, supplementing said Mortgage (filed with Form S-1, File
               No. 2-25367, effective August 3, 1966, as Exhibit 4-B-20).
    4-B-23   --Supplemental Indenture, dated as of April 1, 1967, supplementing said Mortgage (filed with Form S-9, File
               No. 2-28023, effective February 15, 1968, as Exhibit 2-B-25).
    4-B-24   --Supplemental Indenture, dated as of February 1, 1968, supplementing said Mortgage (filed with Form S-9, File
               No. 2-31304, effective January 21, 1969, as Exhibit 2-B-26).
    4-B-48   --Supplemental Indenture, dated as of September 1, 1983, supplementing said Mortgage (filed with Form
               S-3, File No. 2-95931, effective April 1, 1985, as Exhibit 4-B-48).
    4-B-49   --Supplemental Indenture, dated as of September 1, 1984, supplementing said Mortgage (filed with Form
               S-3, File No. 2-95931, effective April 1, 1985, as Exhibit 4-B-49).
    4-B-56   --Supplemental Indenture, dated as of February 15, 1987, supplementing said Mortgage (filed with Form
               10-K for the year ended December 31, 1986, File No. 1-4928, as Exhibit 4-B-56).
    4-B-58   --Supplemental Indenture, dated as of October 1, 1987, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1987, File No. 1-4928, as Exhibit 4-B-58).
    4-B-60   --Supplemental Indenture, dated as of March 1, 1990, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1990, File No. 1-4928, as Exhibit 4-B-60).



    EXHIBIT
    NUMBER


    4-B-62   --Supplemental Indenture, dated as of May 15, 1990, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1990, File No. 1-4928, as Exhibit 4-B-62).
    4-B-63   --Supplemental Indenture, dated as of March 1, 1991, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1990, File No. 1-4928, as Exhibit 4-B-63).
    4-B-64   --Supplemental Indenture, dated as of July 1, 1991, supplementing said Mortgage (filed with Form S-3, File No.
               33-45501, effective February 13, 1992, as Exhibit 4-B-64).
    4-B-65   --Supplemental Indenture, dated as of December 1, 1991, supplementing said Mortgage (filed with
               Form S-3, File No. 33-45501, effective February 13, 1992, as Exhibit 4-B-65).
    4-B-66   --Supplemental Indenture, dated as of March 1, 1992, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1991, File No. 1-4928, as Exhibit 4-B-66).
    4-B-67   --Supplemental Indenture, dated as of June 1, 1992, supplementing said Mortgage (filed with Form S-3, File No.
               33-50592, effective August 11, 1992, as Exhibit 4-B-67).
    4-B-68   --Supplemental Indenture, dated as of July 1, 1992, supplementing said Mortgage (filed with Form S-3, File No.
               33-50592, effective August 11, 1992, as Exhibit 4-B-68).
    4-B-69   --Supplemental Indenture, dated as of September 1, 1992, supplementing said Mortgage (filed with
               Form S-3, File No. 33-53308, effective November 24, 1992, as Exhibit 4-B-69).
    4-B-70   --Supplemental Indenture, dated as of February 1, 1993, supplementing said Mortgage (filed with
               Form 10-K for the year ended December 31, 1992, File No. 1-4928, as Exhibit 4-B-70).
    4-B-71   --Supplemental Indenture, dated as of March 1, 1993, supplementing said Mortgage (filed with Form S-3, File
               No. 33-59448, effective March 17, 1993, as Exhibit 4-B-71).
    4-B-72   --Supplemental Indenture, dated as of April 1, 1993, supplementing said Mortgage (filed with Form S-3, File
               No. 33-50543, effective October 20, 1993, as Exhibit 4-B-72).
    4-B-73   --Supplemental Indenture, dated as of May 1, 1993, supplementing said Mortgage (filed with Form S-3, File No.
               33-50543, effective October 20, 1993, as Exhibit 4-B-73).
    4-B-74   --Supplemental Indenture, dated as of June 1, 1993, supplementing said Mortgage (filed with Form S-3, File No.
               33-50543, effective October 20, 1993, as Exhibit 4-B-74).
    4-B-75   --Supplemental Indenture, dated as of July 1, 1993, supplementing said Mortgage (filed with Form S-3, File No.
               33-50543, effective October 20, 1993, as Exhibit 4-B-75).
    4-B-76   --Supplemental Indenture, dated as of August 1, 1993, supplementing said Mortgage (filed with Form S-3, File
               No. 33-50543, effective October 20, 1993, as Exhibit 4-B-76).
    4-B-77   --Supplemental Indenture, dated as of August 20, 1993, supplementing said Mortgage (filed with Form S-3, File
               No. 33-50543, effective October 20, 1993, as Exhibit 4-B-77).
    4-B-78   --Supplemental Indenture, dated as of May 1, 1994, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1994, File No. 1-4928, as Exhibit 4-B-78).
    4-B-79   --Supplemental Indenture, dated as of November 1, 1994, supplementing said Mortgage (filed with
               Form 10-K for the year ended December 31, 1994, File No. 1-4928, as Exhibit 4-B-79).
    4-B-80   --Supplemental Indenture, dated as of August 1, 1995, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1995, File No. 1-4928, as Exhibit 4-B-80).
    4-C      --Instrument of Resignation, Appointment and Acceptance among Duke Power Company, Morgan Guaranty Trust
               Company of New York, as Trustee, and Chemical Bank, as Successor Trustee, dated as of August 30, 1994 (filed with Form 10-K for the year ended December 31, 1994, File No. 1-4928, as Exhibit 4-C).
    10-A     --Agreement, dated March 6, 1978, between the registrant and the North Carolina Municipal Power Agency No. 1
               (filed with Form 8-K for the month of March 1978, File No. 1-4928).
    10-B     --Agreement, dated August 1, 1980, between the registrant and Piedmont Municipal Power Agency (filed with Form
               8-K for the month of August 1980, File No. 1-4928).
    10-C     --Agreement, dated October 14, 1980 between the registrant and North Carolina Electric Membership Corporation
               (filed with Form 10-Q for the quarter ended September 30, 1980, File No. 1-4928).
    10-D     --Agreement, dated October 14, 1980 between the registrant and Saluda River Electric Cooperative, Inc. (filed with Form 10-Q for the quarter ended September 30, 1980, File No. 1-4928).
    10-E+    --Employees' Stock Ownership Plan.
    10-F++   --Employee Incentive Plan.
    10-G++   --1993 Executive Long-Term Incentive Plan.
    10-H+    --Supplemental Security Plan.
    10-I+    --Stock Purchase-Savings Program for Employees.
    10-J+    --Employees' Retirement Plan.
    10-K+    --Supplemental Retirement Plan.





   EXHIBIT
    NUMBER

    10-L+    --Compensation Deferral Plan.
    10-M+    --Compensation Deferral Plan for Outside Directors.
    10-N+    --Retirement Plan for Outside Directors.
    10-O+    --Supplementary Defined Contribution Plan for Employees.
    10-P+    --Directors' Charitable Giving Program.
    10-Q+    --Vacation Banking Plan.
    10-R+    --Estate Conservation Plan.
    10-S+    --Supplemental Insurance Plan.
    10-T+    --Group Life Insurance Plan.
    10-U+    --Stock Ownership Plan for Nonemployee Directors.
    10-V+++  --Executive Short-Term Incentive Plan.
    10-W+++  --Executive Long-Term Incentive Plan.
    *10-X    --Retirement Savings Plan.
    *10-Y    --Retirement Cash Balance Plan.
    *10-Z    --Executive Savings Plan.
    *10-AA   --Executive Cash Balance Plan.
    *10-BB   --Directors' Savings Plan.
    *12      --Computation of Ratio of Earnings to Fixed Charges.
    *23      --Consent of Independent Auditors.
    *24(a)   --Power of attorney authorizing Ellen T. Ruff and others to sign the annual report on behalf of the registrant and certain of its directors and officers.
    *24(b)   --Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.
    *27      --Financial Data Schedule.

  + Compensatory plan or arrangement filed with Form 10-K for the year ended
    December 31, 1992, File No. 1-4928, under the same exhibit number as listed herein.
 ++ Compensatory plan or arrangement filed with Form 10-K for the year ended
    December 31, 1993, File No. 1-4928, under the same exhibit number as listed herein.
+++ Compensatory plan or arrangement filed with Form 10-K for the year ended
    December 31, 1994, File No. 1-4928, under the same exhibit number as listed herein.
                                       60



[zz]