Form 10-Q
period 1997-03-31
DUKE POWER CO /NC/
filed 1997-05-12
CIK 30371

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


                        FOR QUARTER ENDED MARCH 31, 1997





                               DUKE POWER COMPANY
                             422 SOUTH CHURCH STREET
                      CHARLOTTE, NORTH CAROLINA 28242-0001
                                  704-594-0887




===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR QUARTER ENDED MARCH 31, 1997 COMMISSION FILE NUMBER 1-4928


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



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ___   ____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, without par value, outstanding at April 30, 1997 - 201,589,596 shares

===============================================================================

                               DUKE POWER COMPANY

                                      INDEX

                                                                                                               PAGE
PART I. FINANCIAL INFORMATION

Consolidated Statements of Income for the Three Months Ended March 31, 1997 and 1996 . . . . . . . . . . .      2
 . .
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996. . . . . . . . .       3
 .
Consolidated Balance Sheets - March 31, 1997 and December 31, 1996. . . . . . . . . . . . . . . . . .  . .     4-5
 . . . . . . . .
Consolidated Statements of Capitalization - March 31, 1997 and December 31, 1996. . . . . . . . . . . . .       6
 . . . . .
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7
 . . . . . . . . . . . . . . . . . .
Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . .      8-9
 . . . .


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . .       9
 . . . . . . . . . . . . . .
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9
 . . . . . . . . . . . . . . . . . .


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10



PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                               DUKE POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                             (dollars in thousands)

                                                      Three Months Ended
                                                            March 31
                                                       1997             1996

Operating revenues                                 $ 1,133,295      $ 1,162,077
                                                   -----------      -----------
Operating expenses
  Fuel used in electric generation                     171,020          176,545
  Net interchange and purchased power                   78,980          109,285
  Other operation and maintenance                      359,297          330,073
  Depreciation and amortization                        125,846          122,737
  General taxes                                         67,165           66,025
                                                   -----------      -----------
      Total operating expenses                         802,308          804,665
                                                   -----------      -----------
Operating income                                       330,987          357,412
                                                   -----------      -----------
Interest expense and other income
  Interest expense                                     (70,023)         (71,463)
  Allowance for funds used during
    construction and other deferred
    returns                                             28,852           28,910
  Other, net                                             3,398            2,938
                                                   -----------      -----------
       Total interest expense and other
         income                                        (37,773)         (39,615)
                                                   -----------      -----------
Income before income taxes                             293,214          317,797
                                                   -----------      -----------
Income taxes                                           117,779          126,493
                                                   -----------      -----------
Net income                                             175,435          191,304
  Dividends on preferred and preference
    stock                                               11,039           11,127
                                                   -----------      -----------
Earnings for common stock                          $   164,396      $   180,177
                                                   ===========      ===========
Common stock data
  Average common shares outstanding
    (thousands)                                        201,590          204,859
  Earnings per share                               $      0.82      $      0.88
  Dividends per share                              $      0.53      $      0.51



                See Notes to Consolidated Financial Statements.

                               DUKE POWER COMPANY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (dollars in thousands)



                                                               Three Months Ended
                                                                    March 31
                                                             1997                   1996
                                                           ----------              --------
Cash flows operating activities
  Net income                                                $ 175,435             $ 191,304
  Adjustments reconcile net income to net cash
    provided by operating activities:
    Non-cash items
      Depreciation and amortization                           154,400               176,905
      Deferred income taxes and investment tax credit
        amortization                                           (4,576)              (10,759)
      Allowance for equity funds used during construction      (3,950)               (3,421)
      Purchased capacity levelization                          14,080                31,037
      Other, net                                               39,132                26,780

      (Increase) Decrease in
         Accounts receivable                                   36,639                56,355
         Inventory                                            (19,976)                9,814
         Prepayments                                           (4,174)                1,091
      (Increase) Decrease in
         Accounts payable                                    (130,056)              (67,745)
         Taxes accrued                                        127,960               123,849
         Interest accrued and other liabilities               (43,564)              (54,549)
                                                            ---------             ---------

      Total adjustments                                       165,915               289,357
                                                            ---------             ---------
        Net cash provided by operating activities             341,350               480,661
                                                            ---------             ---------

Cash flows from investing activities
  Construction expenditures and other property additions     (190,767)             (209,073)
  External funding for decommissioning                        (14,118)              (14,118)
  Investment in nuclear fuel                                  (16,398)               (6,412)
  Investment in affiliates                                      6,315               (16,552)
  Net change in investment securities                            (477)               (9,956)
                                                            ---------             ---------
         Net cash used in investing activities               (215,445)             (256,111)
                                                            ---------             ---------
Cash flows from financing activities
  Proceeds from the issuance of
    Construction loans and other                               33,000                  --
  Payments for the redemption of
    First and refunding mortgage bonds                           --                  (3,000)
    Short-term notes payable, net                             (51,050)             (118,000)
    Construction loans and other                               (2,673)               (2,170)

  Dividends paid                                             (117,765)             (115,690)
  Other                                                          (392)                5,153
                                                            ---------             ---------
         Net cash used in financing activities               (138,880)             (233,707)
                                                            ---------             ---------

  Net increase (decrease) in cash                             (12,975)               (9,157)
  Cash at beginning of period                                  36,106                45,410
                                                            ---------             ---------
  Cash at end of period                                     $  23,131             $  36,253
                                                            =========             =========

                 See Notes to Consolidated Financial Statements.

                               DUKE POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                             (dollars in thousands)

                                     ASSETS

                                                              March 31      December 31
                                                                1997           1996
                                                           ------------   -------------



Current assets
  Cash                                                      $    23,131   $    36,106
  Short-term investments                                         70,452        72,712
  Receivables (less allowance for losses:
        1997--$7,289; 1996--$7,134)                             673,353       709,992
  Inventory--at average cost                                    321,341       301,365
  Prepayments and other                                          28,105        23,931
                                                            -----------   -----------
    Total current assets                                      1,116,382     1,144,106
                                                            -----------   -----------

Investments and other assets
  Investments in affiliates                                     182,667       188,982
  Other investments, at cost or less                            117,407       114,669
  Nuclear decommissioning trust funds                           381,557       362,627
  Pre-funded pension cost                                        80,000        80,000
                                                            -----------   -----------
    Total investments  and other assets                         761,631       746,278
                                                            -----------   -----------

Property, plant and equipment
  Electric plant in service (at original cost)
    Production                                                7,301,007     7,278,439
    Transmission                                              1,545,878     1,543,688
    Distribution                                              4,366,486     4,303,885
    Other                                                     1,077,898     1,068,342
                                                            -----------   -----------
      Electric plant in service                              14,291,269    14,194,354
      Less accumulated depreciation and amortization          5,524,902     5,438,498
                                                            -----------   -----------
        Electric plant in service, net                        8,766,367     8,755,856
                                                            -----------   -----------
  Nuclear fuel                                                  632,074       604,813
  Less accumulated amortization                                 386,670       363,290
                                                            -----------   -----------
   Nuclear fuel, net                                            245,404       241,523
                                                            -----------   -----------
  Construction work in progress (including nuclear fuel
    in process:
       1997--$13,342; 1996--$27,546)                            377,231       388,999
                                                            -----------   -----------
    Total electric plant, net                                 9,389,002     9,386,378
  Other property--at cost (less accumulated depreciation:
      1997--$32,831; 1996--$31,544)                             466,374       426,039
                                                            -----------   -----------
    Total property, plant and equipment, net                  9,855,376     9,812,417
                                                            -----------   -----------
Deferred debits
  Purchased capacity costs                                      877,920       892,000
  Debt expense, primarily refinancing costs, being
   amortized over the terms of related debt                     167,088       169,842
  Regulatory asset related to income taxes                      488,551       488,936
  Regulatory asset related to DOE assessment fee                 94,717        94,717
  Other                                                         113,556       121,394
                                                            -----------   -----------
    Total deferred debits                                     1,741,832     1,766,889
                                                            -----------   -----------
Total assets                                                $13,475,221   $13,469,690
                                                            ===========   ===========

                 See Notes to Consolidated Financial Statements.

                               DUKE POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                             (dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              March 31      December 31
                                                                1997           1996
                                                           ------------   -------------

Current liabilities
  Accounts payable                                          $   176,646    $   327,315
  Notes payable                                                  54,500        105,550
  Taxes accrued                                                 128,933            973
  Interest accrued                                               44,464         64,589
  Current maturities of long-term debt and preferred stock      193,287        212,309
  Other                                                         128,909        152,233
                                                           ------------   ------------
    Total current liabilities                                   726,739        862,969
                                                           ------------   ------------
Long-term debt                                                3,588,240      3,538,114
                                                           ------------   ------------
Accumulated deferred income taxes                             2,382,120      2,376,012
                                                           ------------   ------------

Deferred credits and other liabilities
  Investment tax credit                                         247,320        250,117
  DOE assessment fee                                             94,717         94,717
  Nuclear decommissioning costs externally funded               381,557        362,627
  Other                                                         425,095        412,419
                                                           ------------    -----------
    Total deferred credits and other liabilities              1,148,689      1,119,880
                                                           ------------    -----------
Preferred and preference stock with sinking fund
  requirements                                                  234,000        234,000
                                                            -----------    -----------
Preferred and preference stock without sinking fund
   requirements                                                  450,000       450,000
                                                             -----------   -----------
Common stockholders' equity
  Common stock, no par                                         1,896,141      1,896,141
                                                             -----------    -----------
  Retained earnings                                            3,049,292      2,992,574
                                                              ----------    -----------
      Total common stockholders' equity                        4,945,433      4,888,715
                                                             -----------    -----------
   Total liabilities and stockholders' equity                $13,475,221    $13,469,690
                                                             ===========    ===========


                See Notes to Consolidated Financial Statements.

                               DUKE POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  (unaudited)
                             (dollars in thousands)


                                                                           March 31      December 31
                                                                             1997           1996
                                                                         -----------     -----------

Common stock equity
  Common stock, no par, 300,000,000 shares authorized; 201,589,596
    shares outstanding for 1997 and 1996                                 $1,896,141     $1,896,141
  Retained earnings                                                       3,049,292      2,992,574
                                                                          ---------     ----------
      Total common stock equity                                           4,945,433      4,888,715
                                                                          ---------     ----------

Preferred and preference stock
  (At March 31, 1997 and December 31, 1996, 12,500,000 shares of preferred stock, 10,000,000 shares of preferred stock A, and 1,500,000 shares of preference stock were authorized with or without sinking fund requirements)

   Without sinking fund requirements                                        450,000       450,000
   With sinking fund requirements                                           234,000       234,000
                                                                           --------       -------
       Total preferred and preference stock                                 684,000       684,000
                                                                           --------       -------

Long-term debt
  First and refunding mortgage bonds                                       3,463,184    3,463,184
  Capitalized leases                                                          10,884       11,265
  Other long-term debt                                                       146,528      146,539
  Unamortized debt discount and premium, net                                 (55,826)     (56,995)
  Current maturities of long-term debt                                      (174,924)    (174,726)
                                                                            ---------    ---------
      Subtotal long-term debt                                              3,389,846     3,389,267
                                                                           ---------     ---------

Subsidiary long-term debt
  Crescent Resources, Inc.                                                    149,114       118,058
  Nantahala Power and Light Company                                           67,643        68,372
  Current maturities of long-term debt                                       (18,363)      (37,583)
                                                                            ---------      --------
      Subtotal subsidiary long-term debt                                     198,394       148,847
                                                                            --------       --------

        Total consolidated long-term debt                                  3,588,240      3,538,114
                                                                          ----------     ----------

Total capitalization                                                      $9,217,673     $9,110,829
                                                                          ==========      ==========

                See Notes to Consolidated Financial Statements.

                              DUKE POWER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Total income taxes paid for the quarter ended March 31 were $4,849,000 and $1,667,000 for 1997 and 1996, respectively. Interest paid, net of amounts capitalized, for the quarter ended March 31 was $65,894,000 and $68,019,000 for 1997 and 1996, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         During the period January 1, 1997 through March 31, 1997, additions to property (including nuclear fuel) of $222.9 million and retirements of $68.9 million resulted in a net increase in gross plant of $154.0 million.

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

         Fixed charges coverage for the twelve months ended March 31, 1997, using the SEC method, was 5.00 times. Internal cash generation for the twelve months ended March 31, 1997 was 89 percent.

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

         As described in its Form 8-K Report filed April 25, 1997 (the "Form 8-K"), the Company has received orders from the North Carolina Utilities Commission and The Public Service Commission of South Carolina approving the Company's applications filed in connection with its proposed merger with PanEnergy Corp. Such approvals were granted subject to several conditions, as further described in the Form 8-K. Management is of the opinion that the conditions imposed in such orders will not have a material adverse effect upon the Company's results of operations or financial position.


RESULTS OF OPERATIONS

         Earnings per share for the first quarter 1997 were $0.82, down 6.8% compared to the same period in 1996. This decline was primarily due to decreased electric revenues.

         Revenues for first quarter 1997 decreased $28.8 million when compared to the same period in 1996. Total kilowatt-hour sales decreased 5.8% from the first quarter 1996, primarily because of milder winter weather. Residential sales decreased 12.4% and general service sales decreased 3.2%, although the Company continued to experience growth in the number of residential and general service customers. Total industrial sales increased by 0.9%, with textile sales up 3.3% over depressed 1996 first quarter sales and other industrial sales down 0.6%. The South Carolina retail rate reduction also decreased first quarter revenues when compared to 1996. The total electric revenue decrease was partially offset by increased revenues from the Associated Enterprises Group business units, primarily resulting from Duke Engineering & Services, Inc.'s business acquisitions during 1996.

         Fuel expense for first quarter 1997 decreased $5.5 million compared to the same period in 1996. The first quarter decrease was primarily due to lower fossil fuel costs and decreased production requirements. These decreases were partially offset by higher levels of fossil generation as a percentage of total generation.

         Net interchange and purchased power expense decreased $30.3 million for first quarter 1997 compared to first quarter 1996. This decrease was primarily due to lower levelized purchased power costs from the other joint owners of Catawba as a result of the substantial completion of the recovery of such costs from South Carolina retail customers.

         Operating and maintenance expenses increased $29.2 million for the first quarter 1997 compared to the same period in 1996. This 8.9% increase was primarily due to increased costs associated with the increased activity of the Associated Enterprises Group business units. These increased costs were partially offset by lower storm restoration costs in the first quarter 1997 compared to 1996 due to a severe winter storm in February, 1996.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              There were no matters submitted to a vote of the security holders of the Company during the first quarter of 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              (27)Financial Data Schedule (included in electronic filing only)

         (b)  Reports on Form 8-K
              The Company filed two reports on Form 8-K during the first quarter of 1997. The Form 8-K report dated February 10, 1997 contained disclosure under
Item 7, Financial Statements and Exhibits. The following financial statements were filed as Exhibit 99.1 to such report:

               Audited Consolidated Balance Sheets as of December 31, 1996 and 1995, and the related Consolidated Statements of Income, Consolidated Statements of Retained Earnings, and Consolidated Statements of Cash Flows for each of the years ended December 31, 1994, 1995 and 1996, and Notes to Consolidated Financial Statements.

The Form 8-K report dated March 20, 1997 contained disclosure under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DUKE POWER COMPANY





Date:  May 9, 1997                      ___________________________________
                                               Richard J. Osborne
                              Senior Vice President and Chief Financial Officer



Date:  May 9, 1997                    ____________________________________
                                                 Jeffrey L. Boyer
                                                    Controller