Form 10-Q
period 1997-06-30
DUKE ENERGY CORP
filed 1997-08-14
CIK 30371

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1997                   COMMISSION FILE NUMBER 1-4928



                             DUKE ENERGY CORPORATION

             (Exact name of Registrant as Specified in its Charter)

                NORTH CAROLINA                               56-0205520
        (State or Other Jurisdiction                       (IRS Employer
              of Incorporation)                         Identification No.)

                             422 SOUTH CHURCH STREET
                            CHARLOTTE, NC 28202-1904
                    (Address of Principal Executive Offices)
                                   (Zip code)

        Registrant's telephone number, including area code: 704-594-0887

                               DUKE POWER COMPANY
                             422 SOUTH CHURCH STREET
                      CHARLOTTE, NORTH CAROLINA 28242-0001
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Number of shares of Common Stock, without par value, outstanding at July 31, 1997:
         359,852,202 shares

                             DUKE ENERGY CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                                                      Page
Consolidated Statements of Income for the Three Months Ended and Year to Date
June 30, 1997 and 1996
                                                                                                        2
Consolidated Statements of Cash Flows for the Year to Date June 30, 1997 and
1996                                                                                                    3

Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996                                   4
Notes to Consolidated Financial Statements                                                              6
Management's Discussion and Analysis of Results of Operations and Financial Condition                  12


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                            19
Item 5. Other Information                                                                              19
Item 6. Exhibits and Reports on Form 8-K                                                               20

SIGNATURES                                                                                             21

Part I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS


                                                              DUKE ENERGY CORPORATION
                                                         CONSOLIDATED STATEMENTS OF INCOME
                                                                    (Unaudited)
                                                      (In millions, except per share amounts)

                                                                   Three Months Ended                      Year To Date
                                                                         June 30                              June 30
                                                       ----------------------------------   ----------------------------------
                                                          1997                1996             1997                1996
                                                       --------------    ----------------   --------------    ----------------
Operating Revenues
      Natural gas and petroleum products
          Sales of natural gas and petroleum products    $     1,507.1        $    1,047.6    $     3,634.4       $     2,317.8
          Transportation and storage of natural gas              358.2               359.7            768.2               760.6
      Electric
          Generation, transmission, and distribution             982.9             1,053.0          2,007.2             2,153.4
          Trading and marketing of electricity                   112.5                 7.8            195.0                 8.8
      Other                                                      152.1                91.2            293.8               177.8
                                                       --------------    ----------------   --------------    ----------------
          Total operating revenues                             3,112.8             2,559.3          6,898.6             5,418.4
                                                       --------------    ----------------   --------------    ----------------

Operating Expenses
      Natural gas and petroleum products purchased             1,416.6               976.9          3,385.5             2,132.6
      Fuel used in electric generation                           167.5               182.2            338.5               358.8
      Net interchange and purchased power                        196.6                98.8            358.0               209.0
      Other operation and maintenance                            685.5               543.1          1,259.1             1,100.6
      Depreciation and amortization                              205.4               195.8            409.4               390.6
      Property and other taxes                                    89.2                83.3            186.1               171.9
                                                       --------------    ----------------   --------------    ----------------
          Total operating expenses                             2,760.8             2,080.1          5,936.6             4,363.5
                                                       --------------    ----------------   --------------    ----------------

Operating Income                                                 352.0               479.2            962.0             1,054.9
                                                       --------------    ----------------   --------------    ----------------

Other Income and Expenses
      Deferred returns and allowance for funds used
          during construction                                     37.2                26.2             63.4                53.2
      Other, net                                                  17.8                 7.8             25.9                14.0
                                                       --------------    ----------------   --------------    ----------------
          Total other income and expenses                         55.0                34.0             89.3                67.2
                                                       --------------    ----------------   --------------    ----------------

Earnings Before Interest and Taxes                               407.0               513.2          1,051.3             1,122.1

Interest Expense                                                 111.6               123.8            229.2               251.2

Minority Interests                                                 1.8                 -               12.3                 -
                                                       --------------    ----------------   --------------    ----------------

Earnings Before Income Taxes                                     293.6               389.4            809.8               870.9

Income Taxes                                                     125.0               152.3            329.5               340.7
                                                       --------------    ----------------   --------------    ----------------

Net Income                                                       168.6               237.1            480.3               530.2

Dividends on Preferred and Preference Stock                       11.0                11.0             22.1                22.2
                                                       --------------    ----------------   --------------    ----------------

Earnings Available For Common                             $      157.6        $      226.1     $      458.2        $      508.0
                                                       ==============    ================   ==============    ================


Common Stock Data
      Average shares outstanding                                 359.8               362.4            359.7               362.2
      Earnings per share                                 $        0.43       $        0.62    $        1.27       $        1.40
      Dividends per share                                $        0.40       $        0.39    $        0.80       $        0.77



                                                  See Notes to Consolidated Financial Statements.

                                                             DUKE ENERGY CORPORATION
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (Unaudited)
                                                                  (In millions)

                                                                                                    Year To Date
                                                                                                      June 30
                                                                                         -----------------------------------
                                                                                              1997                1996
                                                                                         ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                                        $     480.3              $      530.2
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                           475.2                     487.8
      Deferred income taxes                                                                    35.7                      27.2
      Purchased capacity levelization                                                          28.9                      57.1
      (Increase) Decrease in
          Receivables                                                                         296.0                     (61.3)
          Inventory                                                                           (33.3)                     29.4
          Other current assets                                                               (175.9)                    (19.6)
       Increase (Decrease) in
          Accounts payable                                                                   (412.2)                     (5.8)
          Taxes accrued                                                                       133.6                      20.1
          Interest accrued                                                                     (9.0)                    (44.2)
          Other current liabilities                                                           103.0                      (4.8)
      Other, net                                                                              (46.9)                    (41.8)

                                                                                         ---------------     ---------------
          Net cash provided by operating activities                                           875.4                     974.3
                                                                                         ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                                   (557.5)                   (508.4)
      Investment expenditures                                                                  74.7                     (38.4)
      Decommissioning, retirements and other investing                                         32.9                     (13.7)

                                                                                         ---------------     ---------------
          Net cash used in investing activities                                              (559.3)                   (560.5)
                                                                                         ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the issuance of
          Long-term debt                                                                      155.6                        9.2
          Common stock                                                                                                     7.6
      Payments for the redemption of long-term debt                                          (205.1)                      (60.7)
      Net change in notes payable and commercial paper                                         75.8                      (120.2)
      Dividends paid                                                                         (308.4)                     (301.4)
      Other                                                                                   (46.1)                        3.3

                                                                                         ---------------          ---------------
          Net cash used in financing activities                                              (328.2)                     (462.2)
                                                                                         ---------------           ---------------

      Net increase (decrease) in cash and cash equivalents                                    (52.1)                       (48.4)

      Cash and cash equivalents at beginning of period                                        166.0                        172.5
                                                                                         ---------------          ---------------
      Cash and cash equivalents at end of period                                         $    113.9                 $      124.1
                                                                                         ===============           ===============


                                                 See Notes to Consolidated Financial Statements.


                                                              DUKE ENERGY CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS
                                                                    (Unaudited)
                                                                   (In millions)


                                                                                   June 30,          December 31,
                                                                                     1997                1996
                                                                                ----------------    ----------------
ASSETS

Current Assets
      Cash and cash equivalents                                                      $      113.9       $       166.0
      Receivables                                                                         1,718.5             1,888.0
      Inventory                                                                             466.8               433.5
      Current portion of natural gas transition costs                                        66.4                67.9
      Current portion of purchased capacity costs                                            63.7                51.3
      Other                                                                                 358.9               157.1
                                                                                ----------------    ----------------
          Total current assets                                                            2,788.2             2,763.8
                                                                                ----------------    ----------------

Investments and Other Assets
      Investments in affiliates                                                             476.7               502.9
      Nuclear decommissioning trust funds                                                   425.2               362.6
      Pre-funded pension costs                                                              372.3               360.6
      Goodwill, net                                                                         492.7               222.1
      Other                                                                                 160.7               142.4
                                                                                ----------------    ----------------
          Total investments and other assets                                              1,927.6             1,590.6
                                                                                ----------------    ----------------

Property, Plant and Equipment
      Cost                                                                               24,907.4            24,468.2
      Less accumulated depreciation and amortization                                      9,498.0             9,199.1
                                                                                ----------------    ----------------
          Net property, plant and equipment                                              15,409.4            15,269.1
                                                                                ----------------    ----------------

Regulatory Assets
      Purchased capacity costs                                                              799.4               840.7
      Debt expense                                                                          234.3               244.0
      Regulatory asset related to income taxes                                              507.7               493.5
      Natural gas transition costs                                                          220.7               250.0
      Environmental clean-up costs                                                          111.4               153.2
      Other                                                                                 315.5               350.0
                                                                                ----------------    ----------------
          Total regulatory assets                                                         2,189.0             2,331.4
                                                                                ----------------    ----------------







      Total Assets                                                                    $  22,314.2        $   21,954.9
                                                                                ================    ================


                                                  See Notes to Consolidated Financial Statements.


                                                             DUKE ENERGY CORPORATION
                                                           CONSOLIDATED BALANCE SHEETS
                                                                   (Unaudited)
                                                                  (In millions)


                                                                                   June 30,          December 31,
                                                                                     1997                1996
                                                                                ----------------    ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                               $    1,002.9           $1,286.5
      Notes payable and commercial paper                                                    782.5              459.7
      Taxes accrued                                                                         208.4               74.8
      Interest accrued                                                                      115.3              124.3
      Current portion of natural gas transition liabilities                                 102.1               84.4
      Current portion of environmental clean-up liabilities                                  31.1               32.4
      Current maturities of long-term debt and preferred stock                              139.4              350.6
      Other                                                                                 611.3              508.3
                                                                                 ----------------    ----------------
          Total current liabilities                                                       2,993.0            2,921.0
                                                                                 ----------------    ----------------

Long-term Debt                                                                            5,643.0            5,485.1
                                                                                 ----------------    ----------------

Deferred Credits and Other Liabilities
      Deferred income taxes                                                               3,623.1            3,568.5
      Investment tax credit                                                                 244.5              250.1
      Nuclear decommissioning costs externally funded                                       425.2              362.6
      Natural gas transition liabilities                                                     52.2              121.9
      Environmental clean-up liabilities                                                    177.4              188.9
      Other                                                                                 902.4              948.2
                                                                                 ----------------    ----------------
          Total deferred credits and other liabilities                                    5,424.8            5,440.2
                                                                                 ----------------    ----------------

Minority Interests                                                                           67.4              83.4
                                                                                 ----------------    ----------------

Preferred and Preference Stock
      Preferred & preference stock with sinking fund requirements                           229.8              234.0
      Preferred & preference stock without sinking fund requirements                        450.0              450.0
                                                                                 ----------------    ----------------
          Total preferred and preference stock                                              679.8              684.0
                                                                                 ----------------    ----------------


Common Stockholders' Equity
      Common stock , no par, 500 million shares authorized; 359.9  million                4,296.9            4,289.3
      and 359.4 million shares outstanding at June 30, 1997 and December 31,
      December 31, 1996, respectively
      Retained earnings                                                                   3,209.3            3,051.9
                                                                                 ----------------    ----------------
          Total common stockholders' equity                                               7,506.2            7,341.2
                                                                                 ----------------    ----------------

      Total Liabilities and Stockholders' Equity                                      $  22,314.2        $  21,954.9
                                                                                 ================    ================

                                                  See Notes to Consolidated Financial Statements.


                             DUKE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   OPERATIONS AND BUSINESS COMBINATIONS

Duke Energy Corporation (the Company) is one of North America's leading energy and energy services companies, involved in the production, transmission and sales of energy and delivery of energy related services worldwide.

On June 18, 1997, Duke Power Company (Duke Power) changed its name to Duke Energy Corporation in accordance with the terms of a merger agreement with PanEnergy Corp (PanEnergy), pursuant to which the Company issued 158.3 million shares of its common stock in exchange for all of the outstanding common stock of PanEnergy. PanEnergy is involved in the transportation, storage, gathering and processing of natural gas, the production of natural gas liquids and is a marketer of natural gas, electricity, liquefied petroleum gases and related energy services. Pursuant to the merger, each share of PanEnergy common stock outstanding was converted into the right to receive 1.0444 shares of the Company's common stock. In addition, each outstanding option to purchase PanEnergy common stock became an option to purchase common stock of the Company, adjusted accordingly. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the combination were restated to include the results of operations of PanEnergy. Operating revenues and net income previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are as follows:

                                              Duke
               IN MILLIONS                    Power       PanEnergy       Adjustments       Combined
                                            ----------- --------------  ---------------  --------------
Three Months Ended June 30, 1996
     Operating revenues                      $ 1,119.8     $  1,431.5           $  8.0        $ 2,559.3
     Net income                              $   157.3     $     79.8               -         $   237.1

Year To Date June 30, 1996

     Operating revenues                      $ 2,281.9     $  3,123.4           $ 13.1        $ 5,418.4
     Net income                              $   348.6     $    181.6               -         $   530.2

The adjustment to operating revenues reflects a reclassification of PanEnergy's equity in earnings of unconsolidated affiliates from other income to revenues to be consistent with the Company's presentation.

The Company participated in marketing electric power and natural gas through its 50% ownership interest in Duke/Louis Dreyfus LLC (Duke/Louis Dreyfus). On June 17, 1997, the Company acquired the remaining 50% ownership interest in Duke/Louis Dreyfus from affiliates of Louis Dreyfus Corp. in exchange for two notes totaling $247 million due August 15, 1997. The acquisition was accounted for by the purchase method. The assets and liabilities of Duke/Louis Dreyfus have been consolidated in the Company's financial statements as of June 30, 1997. The purchase price substantially represents goodwill and intangibles, which will be amortized over 10 years.

2.   ACCOUNTING POLICIES

General - The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. These quarterly financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective years due to the effects of seasonal temperature variations on energy consumption and the timing of maintenance of certain electric generating units.

Derivative Instruments - The Company, primarily through its subsidiaries, holds and issues instruments that reduce the Company's exposure to market fluctuations in the price and transportation costs of natural gas, petroleum products and electric power marketed. The Company uses futures, swaps and options to manage and hedge price and location risk related to market exposures. In order to qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Gains and losses related to commodity derivatives which qualify as hedges of commodity commitments are recognized in income when the underlying hedged physical transaction closes (the deferral method) and are included in natural gas and petroleum products purchased or net interchange and purchased power in the Consolidated Statements of Income. Gains and losses related to such instruments, to the extent settled in cash, are reported as other current assets or liabilities, as appropriate, in the Consolidated Balance Sheets until recognized in income. If the derivative instrument is no longer sufficiently correlated to the underlying commodity, or if the derivative transaction closes earlier than anticipated, the deferred gains or losses are recognized in income. In addition to hedging activities, the Company also engages in the trading of such instruments, and therefore experiences net open positions in terms of price, volume and specified delivery point. Gains and losses on derivatives utilized for trading are recognized in income on a current basis (the mark to market method) and are also included in natural gas and petroleum products purchased or net interchange and purchased power. At June 30, 1997, the Company had unrealized gains of $245.1 million and unrealized losses of $201.6 million recorded as other current assets and other current liabilities, respectively, related to derivatives utilized for hedging and trading purposes.

Supplemental Cash Flow Information - Total income taxes paid for the year to date June 30, 1997 and 1996 were $203.4 million and $301.1 million, respectively. Interest paid, net of amounts capitalized, for the year to date June 30, 1997 and 1996 was $232.4 million and $242.6 million, respectively.

Reclassification - Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

3. BUSINESS SEGMENTS

The Company is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the United States and abroad. The Company provides these services primarily through four business segments:
Electric Operations, Natural Gas Transmission, Energy Services, and Parent and Other Operations.

The Electric Operations segment is engaged in the generation, transmission, distribution and sale of electric energy in central and western North Carolina and the western portion of South Carolina, comprising the area known as the Piedmont Carolinas. The Electric Operations in North Carolina and South Carolina are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission and The Public Service Commission of South Carolina.

The Natural Gas Transmission segment is involved in interstate transportation and storage of natural gas for customers in the Mid-Atlantic, New England, Midwest and Gulf Coast states. The interstate natural gas transmission and storage operations of the Company's wholly owned subsidiaries Texas Eastern Transmission Corporation (TETCO), Algonquin Gas Transmission Company (Algonquin), Panhandle Eastern Pipe Line Company (PEPL), and Trunkline Gas Company (Trunkline) are also subject to the rules and regulations of the FERC.

The Energy Services segment is comprised of several separate business units. Field Services gathers and processes natural gas and produces natural gas liquids. The Trading and Marketing operations focus on marketing of natural gas, electricity and liquefied petroleum gases. Other business activities conducted in this segment include ownership and operation of electric power facilities, engineering consulting, construction and other related energy services.

Parent and Other Operations include real estate operations, communications services, corporate costs and intersegment eliminations.

------------------------------------- ----------- ----------- --------------- ----------------
                                                                  Earnings
                                                   Operating   Before Interest  Depreciation &
IN MILLIONS                            Revenues     Income        & Taxes       Amortization
------------------------------------- ----------- ----------- --------------- ----------------
-------------------------------------
THREE MONTHS ENDED JUNE 30, 1997
-------------------------------------
Electric Operations                     $  998.9     $ 244.2       $  270.6          $  124.3
Natural Gas Transmission                   371.3       137.8          144.7              57.3
Field Services                             697.9        31.8           31.9              17.4
Trading &  Marketing                     1,072.5         4.1            4.2               1.6
Other Energy Services                      116.9         1.0           10.4               3.2
Parent & Other Operations                  (44.7)      (66.9)         (54.8)              1.6
                                         --------    --------      ----------        --------
Total Consolidated                       $3,112.8    $ 352.0       $  407.0          $  205.4
                                         ========    ========      ==========        ========

-------------------------------------
THREE MONTHS ENDED JUNE 30, 1996
-------------------------------------
Electric Operations                      $1,071.8    $ 285.6       $  312.6          $  120.9
Natural Gas Transmission                    368.5      139.0          142.5              57.5
Field Services                              592.9       26.2           26.2              12.2
Trading & Marketing                         555.2       10.1           10.4               0.9
Other Energy Services                        47.3        4.8            5.3               2.5
Parent & Other Operations                   (76.4)      13.5           16.2               1.8
                                         --------    --------      ----------        --------
Total Consolidated                       $2,559.3    $ 479.2       $  513.2          $  195.8
                                         ========    ========      ==========        ========

---------------------------------------------------------------------------------------------

------------------------------------- ----------- ----------- --------------- ----------------
                                                                 Earnings
                                                  Operating   Before Interest  Depreciation &
IN MILLIONS                            Revenues     Income       & Taxes        Amortization
------------------------------------- ----------- ----------- --------------- ----------------
-------------------------------------
YEAR TO DATE JUNE 30, 1997
-------------------------------------
Electric Operations                    $2,039.3     $ 560.6       $   616.2        $   247.3
Natural Gas Transmission                  809.2       333.7           350.7            114.5
Field Services                          1,470.1        82.6            82.8             34.9
Trading & Marketing                     2,702.0        33.7            34.3              2.9
Other Energy Services                     222.5         4.4             9.3              6.6
Parent & Other Operations                (344.5)      (53.0)          (42.0)             3.2
                                      ----------  ----------      -----------      ---------
Total Consolidated                     $6,898.6     $ 962.0        $1,051.3        $   409.4
                                       ========     =======        ========        =========

-------------------------------------
YEAR TO DATE JUNE 30, 1996
-------------------------------------
Electric Operations                    $2,185.1     $ 624.2        $   679.8       $   241.2
Natural Gas Transmission                  785.7       295.5            300.5           115.0
Field Services                          1,095.9        60.7             62.8            24.0
Trading & Marketing                     1,449.0        35.5             36.0             1.8
Other Energy Services                     100.3         8.0              9.4             5.2
Parent & Other Operations                (197.6)       31.0             33.6             3.4
                                       --------     -------        ---------       ---------
Total Consolidated                     $5,418.4    $1,054.9         $1,122.1        $  390.6
                                       ========    ========         ========        ========
____________________________________________________________________________________________


-


------------------------------------------------------------------------------
                            Capital and Investment
IN MILLIONS                      Expenditures        Identifiable Assets
------------------------------------------------------------------------------
                             Year To     Year To
                            Date June   Date June     June 30,     December 31,
                            30, 1997    30, 1996        1997          1996
                            --------------------------------------------------

Electric Operations            $ 319.8  $ 358.4     $ 12,702.9     $ 12,625.2
Natural Gas Transmission          75.7     52.8        5,038.1        5,216.4
Field Services                    74.3     50.9        1,828.4        1,769.4
Trading &  Marketing               4.3      3.8        1,012.7          992.2
Other Energy Services             46.2     12.1          725.9          652.4
Parent & Other Operations        111.9     68.8        1,006.2          699.3
                               -------   ------     ----------     ----------
Total Consolidated             $ 632.2  $ 546.8     $ 22,314.2     $ 21,954.9
                               =======  =======     ==========     ==========

-----------------------------------------------------------------------------



4.  COMMITMENTS AND CONTINGENCIES

Environmental Matters

In July 1997, the Environmental Protection Agency (EPA) revised both the ozone and particulate matter national ambient air quality standards. The revised levels required by both of these standards are significantly more stringent than previous levels. The EPA is in the process of finalizing the implementation plans and schedules for both standards. The Company is currently evaluating the potential effects the changes in the standards may have on results of operations and financial position. The Company supports the objective of the Clean Air Act, and has reduced emissions through the use of low-sulfur coal and installation of low nitrogen-oxide burners at its fossil generating plants, through efficient operations and by utilizing nuclear generation.

Litigation

On December 16, 1996, TETCO received notification that Marathon Oil Company (Marathon) intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to a certain natural gas purchase contract (the Marathon Contract) with TETCO. In TETCO's view, the tendered substitute gas reserves, deliverability and leases are not subject to the Marathon Contract and TETCO filed a declaratory judgment action on December 17, 1996 in the U.S. District Court for the Eastern District of Louisiana seeking a ruling that Marathon's interpretation of the Marathon Contract is incorrect. On January 7, 1997, Marathon filed an answer and a counterclaim to TETCO's complaint seeking a declaratory judgment enforcing its interpretation of the Marathon Contract.

On February 18, 1997, Amerada Hess Corporation (Amerada Hess) notified TETCO that it intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to its natural gas purchase contract (the Amerada Hess Contract) with TETCO. On the same date, Amerada Hess also filed a petition in the District Court of Harris County, Texas, 157th Judicial District, seeking a declaratory judgment that its interpretation of the Amerada Hess Contract, which covers the same leases and reserves as the Marathon Contract, is correct. TETCO filed a declaratory judgment action with respect to Amerada Hess' contentions in the U.S. District Court for the Eastern District of Louisiana on February 21, 1997. The two actions have been transferred to the judge presiding over the Marathon Contract matter.

The potential liability of the Company associated with both the Marathon Contract and the Amerada Hess Contract should TETCO be contractually obligated to purchase natural gas based upon the substitute gas reserves, deliverability and leases, and the effect of transition cost recoveries pursuant to TETCO's Order 636 settlement involve numerous complex legal and factual matters which will take a substantial period of time to resolve. Because these matters are in the early stages of litigation, the Company cannot estimate the effects on results of operations or financial position.

On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing partnerships in Kansas and Missouri filed suit against PEPL in the U.S. District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' contracts with third parties, the plaintiffs seek compensatory and punitive damages in unspecified amounts. Because these matters are in the early stages of litigation, the Company cannot estimate the effects on results of operations or financial position.

The Company is also involved in various other legal, tax and regulatory proceedings before various courts, regulatory commissions and government agencies arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, the Company has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the results of operations or financial position of the Company.

Other Commitments and Contingencies

The Company has a 10% ownership interest in TEPPCO Partners, L.P., a master limited partnership (MLP) that owns and operates a petroleum products pipeline. A subsidiary partnership of the MLP had $309.5 million in First Mortgage Notes outstanding at June 30, 1997 with recourse to the general partner, a subsidiary of the Company.

In the normal course of business, certain of the Company's affiliates enter into contractual agreements to exchange natural gas, electric power, futures, swaps and options; and construction contracts which contain certain schedule and performance requirements. Such affiliates use risk management procedures to control their exposure associated with the contracts. Certain subsidiaries of the Company have guaranteed performance by such affiliates under some of these contracts.

Management is of the opinion that these commitments and contingencies will not have a material adverse effect on the results of operations or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On June 18, 1997, Duke Power and PanEnergy consummated a stock-for-stock merger. At the same time, the name of Duke Power Company was changed to Duke Energy Corporation (the Company). This business combination was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the combination were restated to include the results of operations and financial position of PanEnergy. See Note 1 to the Consolidated Financial Statements for further information. All information presented herein relates to the combined entity.

OPERATIONS AND BUSINESS UNITS

Duke Energy Corporation is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the United States and abroad. The Company provides these services primarily through four business segments: Electric Operations, Natural Gas Transmission, Energy Services, and Parent and Other Operations. The Electric Operations segment is engaged in the generation, transmission, distribution and sale of electric energy in central and western North Carolina and the western portion of South Carolina, comprising the area known as the Piedmont Carolinas. The Natural Gas Transmission segment is involved in interstate transportation and storage of natural gas for customers in the Mid-Atlantic, New England, Midwest and Gulf Coast states. The Energy Services segment is comprised of several separate business units whose pursuits include gathering and processing of natural gas; the production of natural gas liquids; marketing of natural gas, electricity and liquefied petroleum gases; ownership and operation of electric power facilities and other related energy services. Parent and Other Operations include the real estate operations of Crescent Resources, Inc., communications services, corporate costs and intersegment eliminations.

RESULTS OF OPERATIONS

Overview:

Earnings available for common stockholders was $157.6 million for the three months ended June 30, 1997, or $.43 per share, compared with $226.1 million, or $.62 per share, for the same period in 1996. The decrease was primarily due to a decrease in sales of electricity by electric operations associated with milder weather and non-recurring costs associated with the merger.

Earnings available for common stockholders was $458.2 million for the year to date June 30, 1997, or $1.27 per share, compared with $508.0 million, or $1.40 per share, for the same period in 1996. The decrease was primarily due to lower electric operations revenues and non-recurring costs associated with the merger, partially offset by reduced electric operations operating and maintenance costs.

Operating income for the three months ended June 30, 1997 decreased to $352 million compared to $479.2 million for the same period in 1996 and decreased to $962 million for the year to date June 30, 1997 compared to $1,054.9 million for the same period in 1996.

These decreases were primarily the result of lower electric operations revenues due to milder than normal weather, and merger related costs recorded during the period. Operating income and earnings before interest and taxes are not materially different, and are affected by the same fluctuations for the Company and each of its business segments. Earnings before interest and taxes by business segment are summarized below, and the explanation of these results by business segment are discussed thereafter. Net income for the quarter and year to date reflect minority interests associated primarily with Mobil Corporation's investment in the trading and marketing operations portion of the Energy Services segment.

Earnings Before Interest and Taxes (EBIT) by Business Segment:

-----------------------------------------------------------------------------------------------------------
                                               Three Months Ended                   Year To Date
                                            June 30,        June 30,           June 30,       June 30,
              IN MILLIONS                     1997            1996               1997           1996
                                           -------------- ---------------    --------------- --------------
Electric Operations                         $    270.6       $   312.6          $   616.2      $   679.8
 Natural Gas Transmission                        144.7           142.5              350.7          300.5
Energy Services

    Field Services                                31.9            26.2               82.8           62.8
    Trading and Marketing                          4.2            10.4               34.3           36.0
    Global Asset Development                       4.5              .1                4.6            5.8
    Other Energy Services                          5.9             5.2                4.7            3.6
                                             ---------       ----------         ---------      ---------
       Total Energy Services                      46.5            41.9              126.4          108.2
Parent and Other Operations
    Crescent Resources                            15.7            17.4               37.9           35.2
    Parent and Other Operations                  (70.5)           (1.2)             (79.9)          (1.6)
                                            ----------       ---------           --------       --------
Consolidated EBIT                           $    407.0       $   513.2           $1,051.3       $1,122.1
                                            ==========       =========           ========       ========
-----------------------------------------------------------------------------------------------------------
Electric Operations
------------------------------------------ ------------------------------ -- -------------------------------
                                               Three Months Ended                    Year To Date
                                            June 30,        June 30,          June 30,      June 30, 1996
              IN MILLIONS                     1997            1996              1997
                                           -------------- ---------------    -------------- ----------------

Operating Revenues                           $   998.9        $1,071.8          $2,039.3         $2,185.1
Operating Expenses                               754.7           786.2           1,478.8          1,560.9
                                             ---------        --------          --------         --------
    Operating Income                             244.2           285.6             560.5            624.2
Other Income, Net                                 26.4            27.0              55.7             55.6
                                             ---------        --------          --------         --------
    EBIT                                     $   270.6       $   312.6         $   616.2        $   679.8
                                             =========       =========         =========        =========

Volumes, GWh Electric Sales                     18,156          18,814            36,290           38,064

------------------------------------------------------------------------------------------------------------

Earnings before interest and taxes for Electric Operations decreased to $270.6 million for the three months ended June 30, 1997 compared to $312.6 million for the same period in 1996, primarily due to lower electric sales volumes. Total kilowatt-hour sales for the quarter decreased 3.5% resulting from mild weather. Sales to weather-sensitive customers, however, were down substantially more than the total decrease, with sales to residential and general service customers down 12.4% and 2.6%, respectively. Industrial kilowatt-hour sales increased 2.3%, with textile sales up 2.2%.

Earnings before interest and taxes for Electric Operations was $616.2 million for the year to date June 30, 1997 compared to $679.8 million for the same period in 1996, due primarily to milder winter and spring weather. Lower kilowatt-hour sales were driven by decreased sales to residential and general service customers of 12.4% and 2.9%, respectively. The decrease in electric revenues was partially offset by reduced operating and maintenance costs.

Natural Gas Transmission

------------------------------------------ ------------------------------ -- -------------------------------
                                               Three Months Ended                    Year To Date
                                            June 30,        June 30,          June 30,          June 30,
              IN MILLIONS                     1997            1996              1997              1996
                                           -------------- ---------------    -------------- ----------------
Operating Revenues                           $   371.3       $   368.5         $   809.2        $   785.7
  Operating Expenses                             233.5           229.5             475.5            490.2
                                             ---------       ---------         ---------        ---------
    Operating Income                             137.8           139.0             333.7            295.5
Other Income, Net                                  6.9             3.5              17.0              5.0
                                             ---------       ---------         ---------        ---------
  EBIT                                       $   144.7       $   142.5         $   350.7        $   300.5
                                             =========       =========         =========        =========

Volumes, TBtu Throughput                           644             631             1,486            1,556
------------------------------------------------------------------------------------------------------------

Earnings before interest and taxes for Natural Gas Transmission and revenues increased slightly for the three months ended June 30, 1997 compared to the same period in 1996 due primarily to market-expansion projects.

Earnings before interest and taxes for Natural Gas Transmission increased $50.2 million for the year to date June 30, 1997 compared to the same period in 1996 primarily due to reversals of provisions of $32.7 million in 1997 resulting from rate case resolutions and due to market expansion projects. The provision reversals are reflected as additional revenue and other income.

Energy Services

The Energy Services segment is comprised of several separate business units. Field Services gathers and processes natural gas and produces natural gas liquids. The Trading and Marketing operations focus on marketing of natural gas, electricity and liquefied petroleum gases. Other Energy Services operations include ownership and operation of electric power facilities, engineering consulting, construction and other energy related services.

Earnings before interest and taxes for Energy Services increased $4.6 million for the three months ended June 30, 1997 compared to the same period in 1996 primarily due to increased amounts of natural gas gathered and processed. Earnings before interest and taxes increased $18.2 million for the year to date June 30, 1997 compared to the same period in 1996, also due primarily to Field Services operations.

Field Services

------------------------------------------ ------------------------------ -- -------------------------------
                                               Three Months Ended                    Year To Date
                                            June 30,        June 30,           June 30,      June 30, 1996
              IN MILLIONS                     1997            1996              1997
                                           -------------- ---------------    -------------- ----------------
Operating Revenues                           $   697.9       $   592.9          $1,470.1         $1,095.9
  Operating Expenses                             666.1           566.7           1,387.5          1,035.2
                                             ---------       ---------          --------         --------
    Operating Income                              31.8            26.2              82.6             60.7
Other Income, Net                                   .1               -                .2              2.1
                                             ---------       ---------          --------         --------
    EBIT                                    $     31.9      $     26.2        $     82.8       $     62.8
                                            ==========      ==========        ==========       ==========

Volumes TBtu/day Natural Gas
  Gathered/Processed                               3.4             2.5               3.4              2.5

------------------------------------------------------------------------------------------------------------

Earnings before interest and taxes for Field Services increased $5.7 million for the three months ended June 30, 1997 compared to the same period in 1996 due to higher volumes resulting primarily from acquisitions, offset partially by lower natural gas liquids prices. Year to date earnings before interest and taxes increased $20 million compared to the same period in 1996. Both operating revenues and operating expenses increased as a result of increased gathering and processing volumes related to acquisitions and expansion projects.

Trading and Marketing

------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                    Year To Date
                                            June 30,        June 30,           June 30,      June 30, 1996
              IN MILLIONS                     1997            1996              1997
                                           -------------- ---------------    -------------- ----------------
Operating Revenues                            $1,072.5       $   555.2          $2,702.0         $1,449.0
  Operating Expenses                           1,068.4           545.1           2,668.3          1,413.5
                                              --------       ---------          --------         --------
    Operating Income                               4.1            10.1              33.7             35.5
Other Income, Net                                   .1              .3                .6               .5
                                           -----------    -----------        -----------    -------------
    EBIT                                   $       4.2      $     10.4        $     34.3       $     36.0
                                           ===========      ==========        ==========       ==========

Volumes:

    Natural Gas Marketed, TBtu/day                 5.5             3.7               6.1              3.9
   Electricity Marketed, GWh                     5,560             526             9,353              697

------------------------------------------------------------------------------------------------------------

Earnings before interest and taxes for Trading and Marketing decreased $6.2 million for the three months ended June 30, 1997 compared with the same period in 1996. Lower margins were partially offset by higher natural gas and electricity volumes. Natural gas and electricity volumes marketed increased primarily as a result of the formation of the joint venture with Mobil Corporation in the third quarter of 1996.

Earnings before interest and taxes for Trading and Marketing decreased $1.7 million for the year to date ended June 30, 1997 compared with the same period in 1996. Lower margins were partially offset by higher volumes. Natural gas and electricity volumes marketed increased primarily as a result of the formation of the joint venture with Mobil Corporation in the third quarter of 1996.

Other Operations

Results for the three months ended and year to date June 30, 1997 reflect merger costs of $70.4 million and $71.2 million, respectively. Merger costs consist primarily of advisory fees and workforce reduction costs.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow

Operating cash flows decreased $98.9 million comparing the year to date June 30, 1997 with the year to date June 30, 1996. This decrease primarily reflects the cash impact of lower electric revenues.

Investing Cash Flow

Capital and investment expenditures totaled $632.2 million for year to date June 30, 1997, compared with $546.8 million for the same period in 1996. Increased capital and investment expenditures during the period were primarily due to business expansion for the Natural Gas Transmission and Energy Services segments and real estate construction costs, offset by a decrease in Electric Operations construction expenditures.


During 1997, the Company sold its ownership in trading and marketing operations in the United Kingdom and its equity interests in certain affiliates. Proceeds from these sales were $85 million.

The Company participated in marketing electric power and natural gas through its 50% ownership interest in Duke/Louis Dreyfus. On June 17, 1997, the Company acquired the remaining 50% ownership interest in Duke/Louis Dreyfus from affiliates of Louis Dreyfus Corp. in exchange for two notes totaling $247 million due August 15, 1997. The purchase price substantially represents goodwill and intangibles, which will be amortized over 10 years.

Financing Cash Flow

The Company's consolidated capital structure at June 30, 1997, including short-term debt, was 44.5% debt, 4.6% preferred stock and 50.9% common equity. Fixed charges coverage for the year to date June 30, 1997, using the SEC method, was 4.1 times compared to 4.2 times year to date June 30, 1996.

Subsequent to the merger, several rating agencies revised their ratings for the Company and its subsidiaries, PanEnergy Corp, Panhandle Eastern Pipe Line Company (PEPL) and Texas Eastern Transmission Company (TETCO). A summary of the corporate debt ratings for each entity follows. Management is of the opinion that these changes will not impact the ability of the Company to obtain capital in the marketplace upon favorable terms.

                         STANDARD & POOR'S            FITCH                  DUFF & PHELPS               MOODY'S

                         CURRENT    PRIOR      CURRENT     PRIOR     CURRENT      PRIOR     CURRENT     PRIOR
 DUKE ENERGY
 CORPORATION               A+        AA-         AA-         AA         AA          AA        Aa3        Aa2

 PANENERGY CORP            A-         BBB         A         BBB        BBB+        BBB         A3        Baa2

 PEPL                       A        BBB+        A+         BBB+       BBB+        BBB+        A2        Baa1

 TETCO                      A        BBB+        A+         BBB+       BBB+        BBB+        A2        Baa1


The Company increased its available commercial paper facilities to $1,180 million at June 30, 1997 from $780 million at December 31, 1996. The commercial paper facilities are supported by various bank credit agreements. Total bank credit facilities at June 30, 1997 were $1,536 million. At June 30, 1997, $702 million of commercial paper and $135.8 million under the bank credit facilities were outstanding. The Company is currently evaluating the expansion of its commercial paper and bank credit facilities.

Dividends and debt repayments, along with operating and investing requirements, are expected to be funded by cash from operations, debt and commercial paper issuances and/or available credit facilities. The Company is seeking to significantly grow its Energy Services businesses, which will likely require additional financing to be issued by subsidiaries of the Company.

OTHER

Electric Operations Retail Competition

Competition for retail electric customers is not generally allowed in the Company's service territory. However, there are discussions and events at the national level and within certain states regarding retail competition which could result in changes in the industry. Such changes, should they occur, could impact all entities owning electric generating assets . During 1997, both North and South Carolina have taken steps to address retail competition among electric utilities.

In May 1997, North Carolina passed a bill which creates a study commission to assess deregulation of electric utilities in the state. The commission's report to the state General Assembly is expected to be completed by early 1999. Members of the study commission include legislators, utility representatives, customers and a member of an environmental group.

South Carolina has considered several proposals during 1997 to restructure the electric industry, the most significant of which would have provided retail customers with a choice of suppliers by January 1, 1998. None of these proposals have been approved. However, in May 1997, The South Carolina Public Service Commission (SCPSC ), requested interested parties to file restructuring proposals for the electric industry. On June 30, 1997 the Company filed its proposal for introducing electric competition in South Carolina with the SCPSC. The Company's plan proposes that electric generation be deregulated while transmission and distribution continue to be regulated by the FERC and the SCPSC. The Company's plan also provides for recovery of stranded investment. The SCPSC will hold hearings on August 19, 1997 on the various restructuring proposals it has received.

Currently, the electric utility industry is predominantly regulated on a basis designed to recover the cost of providing electric power to its customers. If cost-based regulation were to be discontinued in the industry, for any reason, including competitive pressure on the cost-based prices of electricity, profits could be reduced and electric utilities might be required to reduce their asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require affected utilities to write off their associated regulatory assets. The regulatory assets of the Company are indicated on the Consolidated Balance Sheets. Management cannot predict the potential impact, if any, of these competitive forces on the Company's future financial position and results of operations. However, the Company continues to position itself to effectively meet these challenges by maintaining electric prices that are locally, regionally and nationally competitive.

Computer Software Changes For The Year 2000

The Company expects to incur development costs to modify existing computer programs to accommodate the year 2000 and beyond. The Company is currently evaluating its alternatives for the most cost-effective means for these modifications. Management is of the opinion that the costs associated with these modifications will not have a material adverse effect on the result of operations or financial position of the Company.

Environmental Matters, Litigation and Contingencies

For information concerning environmental matters, litigation and other contingencies, see Note 4 to the Consolidated Financial Statements.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Duke Power Annual Meeting of Shareholders on April 24, 1997, the shareholders voted to approve the issuance by Duke Power of its Common Stock pursuant to the terms of the merger agreement with PanEnergy, to increase the number of authorized shares of common stock from 300 million to 500 million and to change the name of Duke Power to Duke Energy Corporation. 146,795,932 shares were voted for the proposal and 1,784,873 shares were voted against it. There were 1,431,101 abstentions and 19,874,505 broker non-votes. In addition, the shareholders elected Robert J. Brown, George Dean Johnson, Jr., James G. Martin, and Richard B. Priory as Class III directors to serve until the Annual Meeting of Shareholders to be held in 2000, or until their successors are elected and qualified. The shareholders also voted to ratify the selection of Deloitte & Touche LLP to act as independent auditors to make an examination of the Company's accounts for the year 1997.

ITEM 5. OTHER INFORMATION

Forward-looking Statements
--------------------------

From time to time, the Company may make statements regarding its expectations, intent or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections and expectations about future events may and often do vary from actual results, the differences between assumptions, projections and expectations and actual results can be material, and there can be no assurance that the forward-looking statements will be realized. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: state and federal legislative and regulatory initiatives that increase competition, affect cost and investment recovery and have an impact on rate structures; the speed and degree to which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territory of the Company and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts; the effect of the Company's accounting policies; and growth in opportunities for the Company's subsidiaries and diversified operations, in each case during the periods covered by the forward-looking statements.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

               (27) Financial Data Schedule (included in electronic filing only)

(b)     Reports on Form 8-K

          The Company filed four reports on Form 8-K during the second quarter of 1997.

          The Form 8-K report filed April 25, 1997 contained disclosures under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

          The Form 8-K report filed May 30, 1997 contained disclosures under
          Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

          The Form 8-K report filed June 18, 1997 contained disclosures under
          Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

          The Form 8-K report filed June 27, 1997 contained disclosures under
          Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits. The following unaudited pro forma combined financial information of Duke Energy Corporation was filed as part of
          Exhibit 99.1 to such report:

     Combined Statement of Income for the Three Months Ended March 31, 1997 Combined Statement of Income for the Three Months Ended March 31, 1996 Combined Statement of Income for the Year Ended December 31, 1996 Combined Statement of Income for the Year Ended December 31, 1995 Combined Statement of Income for the Year Ended December 31, 1994 Combined Balance Sheet as of March 31, 1997
     Combined Balance Sheet as of December 31, 1996
     Combined Balance Sheet as of December 31, 1995
     Notes to Combined Financial Statements

          The following unaudited financial information of PanEnergy Corp was also filed as part of Exhibit 99.1 to such report:

     Reclassifying Statement of Income for the Three Months Ended March 31, 1997 Reclassifying Statement of Income for the Three Months Ended March 31, 1996 Reclassifying Statement of Income for the Year Ended December 31, 1996 Reclassifying Statement of Income for the Year Ended December 31, 1995 Reclassifying Statement of Income for the Year Ended December 31, 1994 Reclassifying Balance Sheet as of March 31, 1997
     Reclassifying Balance Sheet as of December 31, 1996
     Reclassifying Balance Sheet as of December 31, 1995

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DUKE ENERGY CORPORATION


                                                -----------------------------
                                                     Richard J. Osborne
                                                 Executive Vice President and
                                                   Chief Financial Officer



                                                -----------------------------
                                                     Jeffrey L. Boyer
                                                Vice President and Controller

August 14, 1997