Form 10-Q/A
period 1997-06-30
DUKE ENERGY CORP
filed 1997-08-21
CIK 30371

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                               Amendment No. 1 to

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



                                                  See Notes to Consolidated Financial Statements.

                                                             DUKE ENERGY CORPORATION
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (Unaudited)
                                                                  (In millions)


                                                                                                    Year To Date
                                                                                                      June 30
                                                                                         -----------------------------------
                                                                                              1997                1996
                                                                                         ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                                        $     480.3              $      530.2
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                           475.2                     487.8
      Deferred income taxes                                                                    35.7                      27.2
      Purchased capacity levelization                                                          28.9                      57.1
      (Increase) Decrease in
          Receivables                                                                         296.0                     (61.3)
          Inventory                                                                           (33.3)                     29.4
          Other current assets                                                               (175.9)                    (19.6)
       Increase (Decrease) in
          Accounts payable                                                                   (412.2)                     (5.8)
          Taxes accrued                                                                       133.6                      20.1
          Interest accrued                                                                     (9.0)                    (44.2)
          Other current liabilities                                                           103.0                      (4.8)
      Other, net                                                                              (46.9)                    (41.8)

                                                                                         ---------------     ---------------
          Net cash provided by operating activities                                           875.4                     974.3
                                                                                         ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                                   (557.5)                   (508.4)
      Investment expenditures                                                                 (74.7)                     (38.4)
      Decommissioning, retirements and other investing                                         32.9                     (13.7)

                                                                                         ---------------     ---------------
          Net cash used in investing activities                                              (599.3)                   (560.5)
                                                                                         ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the issuance of
          Long-term debt                                                                      155.6                        9.2
          Common stock                                                                                                     7.6
      Payments for the redemption of long-term debt                                          (205.1)                      (60.7)
      Net change in notes payable and commercial paper                                         75.8                      (120.2)
      Dividends paid                                                                         (308.4)                     (301.4)
      Other                                                                                   (46.1)                        3.3

                                                                                         ---------------          ---------------
          Net cash used in financing activities                                              (328.2)                     (462.2)
                                                                                         ---------------           ---------------

      Net increase (decrease) in cash and cash equivalents                                    (52.1)                       (48.4)

      Cash and cash equivalents at beginning of period                                        166.0                        172.5
                                                                                         ---------------          ---------------
      Cash and cash equivalents at end of period                                         $    113.9                 $      124.1
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

------------------------------------- ----------- ----------- --------------- ----------------
                                                                  Earnings
                                                   Operating   Before Interest  Depreciation &
IN MILLIONS                            Revenues     Income        & Taxes       Amortization
------------------------------------- ----------- ----------- --------------- ----------------
-------------------------------------
THREE MONTHS ENDED JUNE 30, 1997
-------------------------------------
Electric Operations                     $  998.9     $ 244.2       $  270.6          $  124.3
Natural Gas Transmission                   371.3       137.8          144.7              57.3
Field Services                             697.9        31.8           31.9              17.4
Trading &  Marketing                     1,072.5         4.1            4.2               1.6
Other Energy Services                      116.9         1.0           10.4               3.2
Parent & Other Operations                 (144.7)      (66.9)         (54.8)              1.6
                                         --------    --------      ----------        --------
Total Consolidated                       $3,112.8    $ 352.0       $  407.0          $  205.4
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

Investing Cash Flow

Capital and investment expenditures totaled $632.2 million for year to date June 30, 1997, compared with $546.8 million for the same period in 1996. Increased capital and investment expenditures during the period were primarily due to business expansion for the Natural Gas Transmission and Energy Services segments and real estate construction costs, offset by a decrease in ElectricOperations construction expenditures.


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

ITEM 5. OTHER INFORMATIONForward-looking Statements--------------------------

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

August 21, 1997