Form 10-Q
period 1997-09-30
DUKE ENERGY CORP
filed 1997-11-14
CIK 30371

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    September 30, 1997        Commission File Number  1-4928




                             DUKE ENERGY CORPORATION
             (Exact name of Registrant as Specified in its Charter)


                 North Carolina                        56-0205520
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Number of shares of Common Stock, without par value, outstanding at October 31, 1997: 359,852,202 shares

                             DUKE ENERGY CORPORATION

                                      INDEX


PART I. FINANCIAL INFORMATION

                                                                                           Page
                                                                                           ----
Consolidated Statements of Income for the Three Months Ended and Year To Date
    September 30, 1997 and 1996                                                              2
Consolidated Statements of Cash Flows for the Year To Date September 30, 1997
    and 1996                                                                                 3
Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996                   4
Notes to Consolidated Financial Statements                                                   6
Management's Discussion and Analysis of Results of Operations and Financial Condition       13


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                 21
Item 5. Other Information                                                                   21
Item 6. Exhibits and Reports on Form 8-K                                                    21


SIGNATURES                                                                                  22

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                            DUKE ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In millions, except per share amounts)


                                                         Three Months Ended           Year To Date
                                                            September 30              September 30
                                                       ------------------------ ----------------------
                                                         1997           1996       1997         1996
                                                       ---------    ---------   ----------   ---------
Operating Revenues
    Natural gas and petroleum products
       Sales of natural gas and petroleum products     $ 2,032.0    $ 1,424.4   $  5,666.4   $ 3,742.2
       Transportation and storage of natural gas           360.5        370.8      1,128.7     1,131.4
    Electric
       Generation, transmission, and distribution        1,261.1      1,232.1      3,268.3     3,385.5
       Trading and marketing of electricity                984.9         24.6      1,179.9        33.4
    Other                                                  182.1         81.5        475.9       259.3
                                                       ---------    ---------   ----------   ---------
       Total operating revenues                          4,820.6      3,133.4     11,719.2     8,551.8
                                                       ---------    ---------   ----------   ---------

Operating Expenses
    Natural gas and petroleum products purchased         1,968.7      1,357.5      5,354.2     3,490.1
    Fuel used in electric generation                       208.5        214.7        547.0       573.5
    Net interchange and purchased power                  1,055.0         69.5      1,413.0       278.5
    Other operation and maintenance                        673.3        554.1      1,932.4     1,654.7
    Depreciation and amortization                          213.5        196.6        622.9       587.2
    Property and other taxes                                95.3         87.9        281.4       259.8
                                                       ---------    ---------   ----------   ---------
       Total operating expenses                          4,214.3      2,480.3     10,150.9     6,843.8
                                                       ---------    ---------   ----------   ---------

Operating Income                                           606.3        653.1      1,568.3     1,708.0
                                                       ---------    ---------   ----------   ---------

Other Income and Expenses
    Deferred returns and allowance for funds used
       during construction                                  24.6         26.8         88.0        80.0
    Other, net                                               1.3         17.6         27.2        31.6
                                                       ---------    ---------   ----------   ---------
       Total other income and expenses                      25.9         44.4        115.2       111.6
                                                       ---------    ---------   ----------   ---------

Earnings Before Interest and Taxes                         632.2        697.5      1,683.5     1,819.6

Interest Expense                                           120.6        125.9        349.8       377.1

Minority Interests                                          (1.6)         2.2         10.7         2.2
                                                       ---------    ---------   ----------   ---------

Earnings Before Income Taxes                               513.2        569.4      1,323.0     1,440.3

Income Taxes                                               203.7        218.2        533.2       558.9
                                                       ---------    ---------   ----------   ---------

Net Income                                                 309.5        351.2        789.8       881.4

Dividends on Preferred and Preference Stock                 11.1         11.0         33.2        33.2
                                                       ---------    ---------   ----------   ---------

Earnings Available For Common Stockholders             $   298.4    $   340.2   $    756.6   $   848.2
                                                       =========    =========   ==========   =========


Common Stock Data
    Average shares outstanding                              359.9         360.6       359.8      361.7
    Earnings per share                                 $     0.83   $     0.94  $      2.10  $    2.34
    Dividends per share                                $     0.55   $     0.40  $      1.35  $    1.17

                 See Notes to Consolidated Financial Statements.

                                      DUKE ENERGY CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                           (In millions)


                                                                         Year To Date
                                                                         September 30
                                                                    --------------------
                                                                      1997        1996
                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                      $  789.8    $  881.4
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                      730.7       735.2
    Deferred income taxes                                               43.0        32.9
    Purchased capacity levelization                                     39.9        62.7
    (Increase) Decrease in
       Receivables                                                    (356.5)     (152.3)
       Inventory                                                       (35.7)       23.6
       Other current assets (Note 2)                                  (866.2)       (2.2)
    Increase (Decrease) in
       Accounts payable                                                114.8       122.9
       Taxes accrued                                                   310.7        85.1
       Interest accrued                                                (18.9)      (70.2)
       Other current liabilities (Note 2)                              790.2       (35.6)
    Other, net                                                          11.3        97.9
                                                                    --------    --------
       Net cash provided by operating activities                     1,553.1     1,781.4
                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                              (904.4)     (974.8)
    Investment expenditures                                           (366.6)     (121.9)
    Decommissioning, proceeds from sales, and other investing           29.0        14.9
                                                                    --------    --------
       Net cash used in investing activities                        (1,242.0)   (1,081.8)
                                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the issuance of
       Long-term debt                                                  623.7       165.9
       Common stock                                                     --           8.8
    Payments for the redemption of
       Long-term debt                                                 (357.9)      (64.5)
       Common stock                                                     --        (159.0)
    Net change in notes payable and commercial paper                  (172.8)     (216.9)
    Dividends paid                                                    (517.5)     (456.0)
    Other                                                               (0.5)        2.4
                                                                    --------    --------
       Net cash used in financing activities                          (425.0)     (719.3)
                                                                    --------    --------
    Net decrease in cash and cash equivalents                         (113.9)      (19.7)

    Cash and cash equivalents at beginning of period                   166.0       172.5
                                                                    --------    --------
    Cash and cash equivalents at end of period                      $   52.1    $  152.8
                                                                    ========    ========

                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In millions)

                                                      September 30, December 31,
                                                          1997        1996
                                                        ---------   ---------
ASSETS

Current Assets
    Cash and cash equivalents                           $    52.1   $   166.0
    Receivables                                           2,371.0     1,888.0
    Inventory                                               469.2       433.5
    Current portion of natural gas transition costs          66.9        67.9
    Current portion of purchased capacity costs              69.9        51.3
    Other (Note 2)                                        1,049.2       157.1
                                                        ---------   ---------
       Total current assets                               4,078.3     2,763.8
                                                        ---------   ---------
Investments and Other Assets
    Investments in affiliates                               480.1       502.9
    Nuclear decommissioning trust funds                     464.9       362.6
    Pre-funded pension costs                                378.4       360.6
    Goodwill, net                                           485.9       222.1
    Other                                                   195.2       142.4
                                                        ---------   ---------
       Total investments and other assets                 2,004.5     1,590.6
                                                        ---------   ---------
Property, Plant and Equipment
    Cost                                                 25,185.5    24,468.2
    Less accumulated depreciation and amortization        9,647.3     9,199.1
                                                        ---------   ---------
       Net property, plant and equipment                 15,538.2    15,269.1
                                                        ---------   ---------
Regulatory Assets
    Purchased capacity costs                                782.2       840.7
    Debt expense                                            229.6       244.0
    Regulatory asset related to income taxes                510.4       493.5
    Natural gas transition costs                            207.8       250.0
    Environmental clean-up costs                            107.7       153.2
    Other                                                   317.3       350.0
                                                        ---------   ---------
       Total regulatory assets                            2,155.0     2,331.4
                                                        ---------   ---------
    Total Assets                                        $23,776.0   $21,954.9
                                                        =========   =========


                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In millions)

                                                                                         September 30, December 31,
                                                                                             1997        1996
                                                                                         ------------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                                          $ 1,529.9   $ 1,286.5
  Notes payable and commercial paper                                                            286.9       459.7
  Taxes accrued                                                                                 385.5        74.8
  Interest accrued                                                                              105.4       124.3
  Current portion of natural gas transition liabilities                                          47.4        84.4
  Current portion of environmental clean-up liabilities                                          26.9        32.4
  Current maturities of long-term debt and preferred stock                                       88.2       350.6
  Other (Note 2)                                                                              1,298.5       508.3
                                                                                            ---------   ---------
      Total current liabilities                                                               3,768.7     2,921.0
                                                                                            ---------   ---------
Long-term Debt                                                                                6,010.0     5,485.1
                                                                                            ---------   ---------
Deferred Credits and Other Liabilities
  Deferred income taxes                                                                       3,647.9     3,568.5
  Investment tax credit                                                                         241.7       250.1
  Nuclear decommissioning costs externally funded                                               464.9       362.6
  Natural gas transition liabilities                                                             85.0       121.9
  Environmental clean-up liabilities                                                            170.6       188.9
  Other                                                                                         988.8       948.2
                                                                                            ---------   ---------
      Total deferred credits and other liabilities                                            5,598.9     5,440.2
                                                                                            ---------   ---------
Minority Interests                                                                              120.9        83.4
                                                                                            ---------   ---------
Preferred and Preference Stock
  Preferred & preference stock with sinking fund requirements                                   229.8       234.0
  Preferred & preference stock without sinking fund requirements                                450.0       450.0
                                                                                            ---------   ---------
      Total preferred and preference stock                                                      679.8       684.0
                                                                                            ---------   ---------
Common Stockholders' Equity
  Common stock , no par, 500 million shares authorized; 359.9 million and
    359.4    million shares outstanding at September 30, 1997 and
    December 31, 1996, respectively                                                           4,288.0     4,289.3
  Retained earnings                                                                           3,309.7     3,051.9
                                                                                            ---------   ---------
    Total common stockholders' equity                                                         7,597.7     7,341.2
                                                                                            ---------   ---------
  Total Liabilities and Stockholders' Equity                                                $23,776.0   $21,954.9
                                                                                            =========   =========

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

                                     Duke
In Millions                          Power     PanEnergy   Adjustments  Combined
---------------------------------- ---------- ----------- ------------ ---------

Three Months Ended September 30,
1996
   Operating revenues               $ 1,292.3   $ 1,827.7    $ 13.4    $ 3,133.4
   Net income                       $   265.1   $    86.1       --     $   351.2

Year To Date September 30, 1996
   Operating revenues               $ 3,574.2   $ 4,951.1    $ 26.5    $ 8,551.8
   Net income                       $   613.7   $   267.7       --     $   881.4


The adjustment to operating revenues reflects a reclassification of PanEnergy's equity in earnings of unconsolidated affiliates from other income to revenues to be consistent with the Company's presentation.

The Company participated in marketing electric power and natural gas through its 50% ownership interest in Duke/Louis Dreyfus LLC (Duke/Louis Dreyfus). On June 17, 1997, the Company acquired the remaining 50% ownership interest in Duke/Louis Dreyfus from affiliates of Louis Dreyfus Corp. in exchange for two notes totaling $247 million, which were paid on August 15, 1997. The acquisition was accounted for by the purchase method. The assets and liabilities and results of operations of Duke/Louis Dreyfus have been consolidated in the

Company's financial statements as of September 30, 1997. The purchase price substantially represents goodwill and intangibles, which will be amortized over 10 years.


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

Derivative Instruments - The Company, primarily through its subsidiaries, holds and issues instruments that reduce the Company's exposure to market fluctuations in the price and transportation costs of natural gas, petroleum products and electric power marketed. The Company uses futures, swaps and options to manage and hedge price and location risk related to market exposures. In order to qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Gains and losses related to commodity derivatives which qualify as hedges of commodity commitments are recognized in income when the underlying hedged physical transaction closes (the deferral method) and are included in natural gas and petroleum products purchased or net interchange and purchased power in the Consolidated Statements of Income. Gains and losses related to such instruments, to the extent settled in cash, are reported as other current assets or liabilities, as appropriate, in the Consolidated Balance Sheets until recognized in income. If the derivative instrument is no longer sufficiently correlated to the underlying commodity, or if the underlying commodity transaction closes earlier than anticipated, the deferred gains or losses are recognized in income.

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

At September 30, 1997, the Company had unrealized gains of $893.9 million and unrealized losses of $879.2 million recorded as other current assets and other current liabilities, respectively, related to derivatives utilized for hedging and trading purposes.

Supplemental Cash Flow Information - Total income taxes paid for the year to date September 30, 1997 and 1996 were $250.9 million and $428.4 million, respectively. Interest paid, net of amounts capitalized, for the year to date September 30, 1997 and 1996 was $365.4 million and $389.8 million, respectively.

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

The Electric Operations segment is engaged in the generation, transmission, distribution and sale of electric energy in central and western North Carolina and the western portion of South Carolina, comprising the area known as the Piedmont Carolinas. These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission and The Public Service Commission of South Carolina.

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

The Energy Services segment is comprised of several separate business units. Field Services gathers and processes natural gas and produces natural gas liquids. The Trading and Marketing operations focus on marketing of natural gas, electricity and liquefied petroleum gases. Other business activities in this segment include ownership and operation of energy-related facilities, engineering consulting, construction and other related energy services.

Parent and Other Operations include real estate operations, communications services, corporate costs and intersegment eliminations.

------------------------------------------------------------------------------------------------
                                                                       Earnings
                                                                         Before
                                                           Operating    Interest   Depreciation
In Millions                                    Revenues     Income      & Taxes   & Amortization
------------------------------------------------------------------------------------------------
Three Months Ended September 30, 1997
Electric Operations                            $1,278.9     $ 431.4     $ 453.6         $ 124.8
Natural Gas Transmission                          365.5       132.0       134.6            57.3
Field Services                                    738.7        36.1        36.1            17.9
Trading &  Marketing                            2,437.5        (6.2)       (5.4)            1.9
Other Energy Services                             126.1         6.7         6.8             3.2
Parent & Other Operations                        (126.1)        6.3         6.5             8.4
                                               ---------    -------     -------         -------
Total Consolidated                             $4,820.6     $ 606.3     $ 632.2         $ 213.5
                                               =========    =======     =======         =======

Three Months Ended September 30, 1996

Electric Operations                            $1,243.3     $ 469.0     $ 499.6         $ 120.6
Natural Gas Transmission                          368.4       134.8       148.8            56.1
Field Services                                    639.8        32.7        32.7            14.6
Trading & Marketing                               913.6         9.4        10.0             1.0
Other Energy Services                              58.9         8.3         8.3             2.4
Parent & Other Operations                         (90.6)       (1.1)       (1.9)            1.9
                                               ---------    -------     -------         -------
Total Consolidated                             $3,133.4     $ 653.1     $ 697.5         $ 196.6
                                               =========    =======     =======         =======

------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
                                                                       Earnings
                                                                         Before
                                                           Operating    Interest  Depreciation
In Millions                                    Revenues     Income      & Taxes  & Amortization
-----------------------------------------------------------------------------------------------
Year To Date September 30, 1997

Electric Operations                           $ 3,318.2    $  991.9   $ 1,069.8         $372.1
Natural Gas Transmission                        1,174.7       465.7       485.3          171.8
Field Services                                  2,208.8       118.7       118.9           52.8
Trading & Marketing                             5,139.5        27.5        28.9            4.8
Other Energy Services                             348.6        11.1        16.1            9.8
Parent & Other Operations                        (470.6)      (46.6)      (35.5)          11.6
                                              ---------    --------   ---------        -------
Total Consolidated                            $11,719.2    $1,568.3   $ 1,683.5        $ 622.9
                                              =========    ========   =========        =======

Year To Date September 30, 1996

Electric Operations                            $3,428.4    $1,093.2    $1,179.4         $361.8
Natural Gas Transmission                        1,154.1       430.3       449.3          171.1
Field Services                                  1,735.7        93.4        95.5           38.6
Trading & Marketing                             2,362.6        44.9        46.0            2.8
Other Energy Services                             159.2        16.3        17.7            7.6
Parent & Other Operations                        (288.2)       29.9        31.7            5.3
                                              ---------    --------   ---------        -------

Total Consolidated                            $ 8,551.8    $1,708.0   $ 1,819.6        $ 587.2
                                              =========    ========   =========        =======

----------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------
                                             Capital and Investment
In Millions                                       Expenditures            Identifiable Assets
----------------------------------------------------------------------------------------------
                                               Year To     Year To
                                                Date        Date
                                              September    September  September       December
                                              30, 1997     30, 1996   30, 1997        31, 1996
                                              ---------    --------   ---------       --------
Electric Operations                           $   495.8    $  471.2   $12,872.1      $12,625.2
Natural Gas Transmission                          148.2       106.8     5,043.2        5,216.4
Field Services                                    104.4       347.1     1,846.7        1,769.4
Trading &  Marketing                                8.1         5.1     2,350.1          992.2
Other Energy Services                              85.6        50.8       768.1          652.4
Parent & Other Operations                         428.9       115.7       895.8          699.3
                                              ---------    --------   ---------      ---------
Total Consolidated                            $ 1,271.0    $1,096.7   $23,776.0      $21,954.9
                                              =========    ========    =========     =========

----------------------------------------------------------------------------------------------

4.  Credit Facilities and Commercial Paper

The following credit facilities were available to the Company at September 30, 1997 and December 31, 1996:


----------------------------------------------------------------------------------------------
                                     Credit                         Credit
                                  Facilities at    Outstanding   Facilities at    Outstanding
                                  September 30,    at September   December 31,    at December
In Millions                           1997           30, 1997        1996          31, 1996
----------------------------------------------------------------------------------------------
Annually renewable facilities      $    54.0          $ 13.5      $    64.9          $  8.6
364-day facilities                     300.0             --           400.0             --
Two-year revolving facilities (a)       40.0             --            40.0             --
Four-year revolving facilities (b)     125.0            72.0          235.0            42.0
Five-year facilities                 2,200.0             --           755.0             --
                                   ---------          ------      ---------          ------

Total Consolidated                 $ 2,719.0          $ 85.5      $ 1,494.9          $ 50.6
                                   =========          ======      =========          ======

----------------------------------------------------------------------------------------------

(a) At September 30, 1997 and December 31, 1996, the Company had $40 million of pollution control bonds, included in long-term debt, backed by the two-year revolving facilities.

(b) The outstanding balances of $72 million and $42 million at September 30, 1997 and December 31, 1996, respectively, were included in long-term debt.

The Company had commercial paper facilities available of $2.5 billion at September 30, 1997 and $780 million at December 31, 1996. The commercial paper facilities are supported by the 364-day and five-year credit facilities. Amounts outstanding under the commercial paper facilities at September 30, 1997 and December 31, 1996 were as follows:

-------------------------------------------------------------------
                                       September       December 31,
In Millions                            30, 1997           1996
-------------------------------------------------------------------

Total commercial paper outstanding        $  898.4        $ 324.2
Less portion classified as short-term        273.4          194.2
                                          --------        -------

Portion classified as long-term debt      $  625.0        $ 130.0
                                          ========        =======

-------------------------------------------------------------------


5.  Commitments and Contingencies

Environmental Matters

In July 1997, the Environmental Protection Agency (EPA) revised both the ozone and particulate matter national ambient air quality standards. The revised levels required by both of these standards are significantly more stringent than previous levels. The EPA is in the process of finalizing the implementation plans and schedules for both standards. The Company is currently evaluating the potential effects the changes in the standards may have on results of operations and financial position. The Company supports the objective of the Clean Air Act and has reduced emissions through the use of low-sulfur coal and installation of low nitrogen-oxide burners at its fossil generating plants, through efficient operations and by utilizing nuclear generation.

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

On September 26, 1997 the judge presiding over the Marathon and Amerada Hess contract matters issued summary judgments in both actions in favor of TETCO. Marathon and Amerada Hess subsequently filed notices of appeal of the summary judgments. The potential liability of the Company associated with both the Marathon Contract and the Amerada Hess Contract should TETCO be contractually obligated to purchase natural gas based upon the substitute gas reserves, deliverability and leases, and the effect of transition cost recoveries pursuant to TETCO's Order 636 settlement involve numerous complex legal and factual matters which will take a substantial period of time to resolve. As a result, the Company cannot estimate the effects on results of operations or financial position.

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

Other Commitments and Contingencies

The Company has a 10% ownership interest in TEPPCO Partners, L.P., a master limited partnership (MLP) that owns and operates a petroleum products pipeline. A subsidiary partnership of the MLP had $309.5 million in First Mortgage Notes outstanding at September 30, 1997 with recourse to the general partner, a subsidiary of the Company.

In the normal course of business, certain of the Company's affiliates enter into various contracts, including agreements to buy and sell natural gas or electric power; futures, swaps and options; and construction contracts, which contain certain schedule and performance requirements. Such affiliates use risk management techniques to mitigate their exposure associated with such contracts. Certain subsidiaries of the Company have guaranteed performance by such affiliates under some of these contracts.

Management is of the opinion that these commitments and contingencies will not have a material adverse effect on the results of operations or the financial position of the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

On June 18, 1997, Duke Power and PanEnergy consummated a stock-for-stock merger. At the same time, the name of Duke Power Company was changed to Duke Energy Corporation (the Company). This business combination was accounted for as a pooling of interests, and accordingly, the consolidated financial statements for periods prior to the combination were restated to include the results of operations and financial position of PanEnergy. See Note 1 to the Consolidated Financial Statements for further information. All information presented herein relates to the combined entity.


OPERATIONS AND BUSINESS UNITS

Duke Energy Corporation is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the United States and abroad. The Company provides these services primarily through four business segments: Electric Operations, Natural Gas Transmission, Energy Services, and Parent and Other Operations. The Electric Operations segment is engaged in the generation, transmission, distribution and sale of electric energy in central and western North Carolina and the western portion of South Carolina, comprising the area known as the Piedmont Carolinas. The Natural Gas Transmission segment is involved in interstate transportation and storage of natural gas for customers in the Mid-Atlantic, New England, Midwest and Gulf Coast states. The Energy Services segment is comprised of several separate business units whose pursuits include gathering and processing of natural gas; the production of natural gas liquids; marketing of natural gas, electricity and liquefied petroleum gases; ownership and operation of energy-related facilities; and other energy services. Parent and Other Operations include the real estate operations of Crescent Resources, Inc., communications services, corporate costs and intersegment eliminations.


RESULTS OF OPERATIONS

Overview:

Earnings available for common stockholders was $298.4 million for the three months ended September 30, 1997, or $.83 per share, compared with $340.2 million, or $.94 per share, for the same period in 1996. The decrease was primarily due to a provision for non-recurring severance costs associated with a workforce reduction of 600-700 employees in electric operations. Higher electric operation and maintenance costs in the third quarter of 1997 also contributed to the decline. These decreases were partially offset by higher electric sales during the period.

Earnings available for common stockholders was $756.6 million for the year to date September 30, 1997, or $2.10 per share, compared with $848.2 million, or $2.34 per share, for the same period in 1996. The decrease was primarily due to non-recurring merger related costs, the non-recurring provision associated with the electric operations workforce reduction and to lower electric operations revenues resulting from milder than normal weather in the winter and spring.

Operating income for the three months ended September 30, 1997 decreased to $606.3 million compared to $653.1 million for the same period in 1996 due to the non-recurring provision associated with the electric operations workforce reduction and higher electric operation and maintenance costs in the third quarter of 1997, partially offset by increased electric operations sales. Operating income decreased to $1,568.3 million for the year to date September 30, 1997 compared to $1,708.0 million for the same period in 1996. These decreases were primarily due to non-recurring merger related costs, the non-recurring provision associated with the electric operations workforce reduction and to lower electric operations revenues resulting from milder than normal weather.

Operating income and earnings before interest and taxes are not materially different, and are affected by the same fluctuations for the Company and each of its business segments. Earnings before interest and taxes by business segment are summarized below, and the explanation of these results by business segment are discussed thereafter. Net income for the quarter and year to date reflect minority interests associated primarily with Mobil Corporation's investment in the trading and marketing operations of the Energy Services segment.


Earnings Before Interest and Taxes (EBIT) by Business Segment:

--------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                     Year To Date
                                             September       September          September       September
In Millions                                  30, 1997         30, 1996           30, 1997        30, 1996
--------------------------------------------------------------------------------------------------------------
Electric Operations                            $  453.6       $  499.6          $1,069.8         $1,179.4
Natural Gas Transmission                          134.6          148.8             485.3            449.3
Energy Services
    Field Services                                 36.1           32.7             118.9             95.5
    Trading and Marketing                          (5.4)          10.0              28.9             46.0
    Global Asset Development                        2.1            2.2               6.7              8.0
    Other Energy Services                           4.7            6.1               9.4              9.7
                                               --------       --------          --------         --------
       Total Energy Services                       37.5           51.0             163.9            159.2
Parent and Other Operations
    Crescent Resources                             34.1           16.1              72.0             51.3
    Parent and Other Operations                   (27.6)         (18.0)           (107.5)           (19.6)
                                               --------       --------          --------         --------
Consolidated EBIT                              $  632.2       $  697.5          $1,683.5         $1,819.6
                                               ========       ========          ========         ========

--------------------------------------------------------------------------------------------------------------

Electric Operations

--------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                     Year To Date
                                             September       September          September       September
In Millions                                  30, 1997         30, 1996           30, 1997        30, 1996
--------------------------------------------------------------------------------------------------------------
Operating Revenues                             $1,278.9       $1,243.3          $3,318.2         $3,428.4
Operating Expenses                                847.5          774.3           2,326.3          2,335.2
                                               --------       --------          --------         --------
    Operating Income                              431.4          469.0             991.9          1,093.2
Other Income, Net                                  22.2           30.6              77.9             86.2
                                               --------       --------          --------         --------
    EBIT                                       $  453.6       $  499.6          $1,069.8         $1,179.4
                                               ========       ========          ========         ========
Volumes, GWh Electric Sales                      21,621         20,806            57,911           58,870

--------------------------------------------------------------------------------------------------------------


Earnings before interest and taxes for Electric Operations decreased to $453.6 million for the three months ended September 30, 1997 compared to $499.6 million for the same period in 1996, primarily due a provision for non-recurring severance costs associated with a workforce reduction of 600-700 employees. Increased operating and maintenance costs also contributed to the decline for the period. These decreases were partially offset by a 3.9% increase in gigawatt-hour sales for the quarter compared to 1996. Sales to weather-sensitive customers were up for the period, with sales to residential and general service customers up 3.2% and 4.3%, respectively. Sales to industrial customers improved 1.8%, with textile sales up 2.8%.

Earnings before interest and taxes for Electric Operations decreased to $1,069.8 million for the year to date September 30, 1997 compared to $1,179.4 million for the same period in 1996, driven by the non-recurring workforce reduction accrual and milder than normal winter and spring weather. Lower kilowatt-hour sales were driven by decreased sales to residential customers of 7% for the period, offset partially by increased industrial sales of 1.7% for the year to date.


Natural Gas Transmission

----------------------------------------------------------------------------------------------------------
                                                Three Months Ended                     Year To Date
                                             September       September          September       September
In Millions                                  30, 1997         30, 1996           30, 1997        30, 1996
----------------------------------------------------------------------------------------------------------
Operating Revenues                             $  365.5       $  368.4          $1,174.7         $1,154.1
Operating Expenses                                233.5          233.6             709.0            723.8
                                               --------       --------          --------         --------
    Operating Income                              132.0          134.8             465.7            430.3
Other Income, Net                                   2.6           14.0              19.6             19.0
                                               --------       --------          --------         --------
    EBIT                                       $  134.6       $  148.8          $  485.3         $  449.3
                                               ========       ========          ========         ========
Volumes, TBtu Throughput                            593            599             2,079            2,155

----------------------------------------------------------------------------------------------------------

Earnings before interest and taxes for Natural Gas Transmission decreased $14.2 million for the three months ended September 30, 1997 compared to the same period in 1996 due primarily to favorable resolution of certain regulatory matters in 1996, which were included in revenues and other income.

Earnings before interest and taxes for Natural Gas Transmission increased $36 million for the year to date September 30, 1997 compared to the same period in 1996 primarily due to the favorable resolution of certain regulatory matters in 1997 in excess of those in 1996. The increase was also due to market expansion projects. The resolution of regulatory matters was reflected as additional revenue and other income.


Energy Services

The Energy Services segment is comprised of several business units. Field Services gathers and processes natural gas and produces natural gas liquids. The Trading and Marketing operations focus on marketing of natural gas, electricity and liquefied petroleum gases. Other Energy Services operations include ownership and operation of energy-related facilities, engineering consulting, construction and other energy services.

Earnings before interest and taxes for Energy Services decreased $13.5 million for the three months ended September 30, 1997 compared to the same period in 1996 primarily due to decreased margins on trading of natural gas caused by unusual market conditions with respect to natural gas prices. Earnings before interest and taxes increased $4.7 million for the year to date September 30, 1997 compared to the same period in 1996, due primarily to increased amounts of natural gas gathered and processed.


Field Services

----------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                     Year To Date
                                               September      September         September       September
In Millions                                    30, 1997        30, 1996         30, 1997        30, 1996
----------------------------------------------------------------------------------------------------------
Operating Revenues                             $  738.7       $  639.8          $2,208.8         $1,735.7
  Operating Expenses                              702.6          607.1           2,090.1          1,642.3
                                               --------       --------          --------         --------
    Operating Income                               36.1           32.7             118.7             93.4
Other Income, Net                                   --             --                 .2              2.1
                                               --------       --------          --------         --------
   EBIT                                        $   36.1       $   32.7          $  118.9         $   95.5
                                               ========       ========          =========       =========

Volumes TBtu/day Natural Gas
  Gathered/Processed                                3.4            3.0               3.4              2.7

----------------------------------------------------------------------------------------------------------


Earnings before interest and taxes for Field Services increased $3.4 million for the three months ended September 30, 1997 compared to the same period in 1996. Year to date earnings before interest and taxes increased $23.4 million compared to the same period in 1996. For both periods, operating revenues and operating expenses increased as a result of increased gathering and processing volumes related to acquisitions and expansion projects.

Trading and Marketing

----------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                     Year To Date
                                               September      September         September       September
In Millions                                    30, 1997        30, 1996         30, 1997        30, 1996
----------------------------------------------------------------------------------------------------------
Operating Revenues                             $2,437.5       $  913.6          $5,139.5         $2,362.6
  Operating Expenses                            2,443.7          904.2           5,112.0          2,317.7
                                               --------       --------          --------         --------
    Operating Income                               (6.2)           9.4              27.5             44.9
Other Income, Net                                    .8             .6               1.4              1.1
                                               --------       --------          --------         --------
    EBIT                                       $   (5.4)      $   10.0          $   28.9         $   46.0
                                               ========       ========          =========       =========
Volumes:
    Natural Gas Marketed, TBtu/day                  7.6            5.6               6.6              4.7
   Electricity Marketed, GWh                     36,422          1,361            45,775            2,058

----------------------------------------------------------------------------------------------------------

Earnings before interest and taxes for Trading and Marketing decreased $15.4 million for the three months ended September 30, 1997 compared with the same period in 1996. The decline resulted primarily from lower natural gas trading and marketing margins caused by unusual market conditions with respect to natural gas prices. The margin decline was partially offset by increased volumes. Natural gas and electricity volumes marketed increased primarily as a result of acquiring 100% ownership of the Duke/Louis Dreyfus joint venture in June 1997 and as a result of the formation of the joint venture with Mobil Corporation in August 1996.

Earnings before interest and taxes for Trading and Marketing decreased $17.1 million for the year to date ended September 30, 1997 compared with the same period in 1996. The decline resulted primarily from lower natural gas trading and marketing margins offset by an increase in volumes. Natural gas and electricity volumes marketed increased primarily as a result of acquiring 100% ownership of the Duke/Louis Dreyfus joint venture in June 1997 and as a result of the formation of the joint venture with Mobil Corporation in the third quarter of 1996.


Other Operations

Increases in Crescent Resources earnings before interest and taxes for the quarter and year to date are due primarily to bulk land sales. Parent and Other Operations results for the three months ended and year to date September 30, 1997 reflect merger-related costs of $10 million and $81.2 million, respectively. Merger-related costs consist primarily of advisory fees and workforce reduction costs.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow

Operating cash flows decreased $228.3 million comparing the year to date September 30, 1997 with the year to date September 30, 1996. This decrease primarily reflects the cash impact of lower electric revenues and costs incurred associated with the merger, offset by reduced federal income tax payments.


Investing Cash Flow

Capital and investment expenditures totaled $1,271 million for year to date September 30, 1997 compared with $1,096.7 million for the same period in 1996. Increased capital and investment expenditures during the period were primarily due to the acquisition of the remaining 50% ownership of the Duke/Louis Dreyfus joint venture in August 1997. Additionally, increases in Crescent Resources' real estate construction costs, and business expansion for the Natural Gas Transmission and Other Energy Services segments caused expenditures to increase. These increases were offset by a 1996 acquisition of certain assets of Mobil Corporation for approximately $200 million by the Company's Field Services business unit.

The Company participated in marketing electric power and natural gas through its 50% ownership interest in Duke/Louis Dreyfus. On June 17, 1997, the Company acquired the remaining 50% ownership interest in Duke/Louis Dreyfus from affiliates of Louis Dreyfus Corp. in exchange for two notes totaling $247 million, which were paid in August 1997. The purchase price substantially represents goodwill and intangibles, which will be amortized over 10 years.

The Company is seeking to significantly grow its Energy Services businesses. In conjunction with this, in June 1997 the Company signed a letter of intent to build a $265 million, 520-megawatt natural gas fired merchant generation plant in Bridgeport, Connecticut. The Company will be majority owner, with completion expected mid-1999. Also, the Company recently signed a letter of intent to acquire an ownership interest in American Ref-Fuel Company, the third largest waste-to-energy firm in the United States, with operations primarily in New York and New Jersey. The Company will have a 32.5% ownership interest in the joint venture.

During 1997, the Company sold its ownership in trading and marketing operations in the United Kingdom and its equity interests in certain affiliates. Proceeds from these sales were $85 million.

Financing Cash Flow

The Company's consolidated capital structure at September 30, 1997, including short-term debt, was 43.5% debt, 4.7% preferred stock and 51.8% common equity. Fixed charges coverage for the year to date September 30, 1997, using the SEC method, was 4.3 times compared to 4.5 times year to date September 30, 1996.

During August 1997, the Company instituted a new commercial paper program, increasing its available commercial paper facilities to $2.5 billion. The commercial paper facilities consist of $1.25 billion for Duke Energy Corporation and $1.25 billion for Duke Capital Corp., a wholly owned subsidiary of the Company. The Company's available commercial paper facilities were $780 million at December 31, 1996. These facilities are supported by various bank credit agreements. Total bank credit facilities at September 30, 1997 were $2.7 billion and $1.5 billion at December 31, 1996. In conjunction with the revised commercial paper program and the related credit facilities, the Company dissolved the prior commercial paper program and related bank facilities held by Duke Energy Corporation and PanEnergy. At September 30, 1997, $898.4 million of commercial paper and $85.5 million under the bank credit facilities were outstanding.

Since December 31, 1996, $172.6 million of the Company's first and refunding mortgage bonds and $114.5 million of the Company's medium term notes have matured. These retirements were funded primarily through the Company's commercial paper facilities.

On October 3, 1997, the Company redeemed the outstanding $75 million of 8% first and refunding mortgage bonds due 2004, the outstanding $150 million of 8 3/8% first and refunding mortgage bonds due 2021, the outstanding $150 million of 8 3/4% first and refunding mortgage bonds due 2021 and the outstanding $100 million 8 5/8% first and refunding mortgage bonds due 2022. These redemptions were funded through the Company's commercial paper facilities, backed by the five-year credit facilities.

In October 1997, Standard & Poor's raised its rating on the first and refunding mortgage bonds of the Company from A+ to AA-.

Dividends and debt repayments, along with operating and investing requirements, are expected to be funded by cash from operations, debt and commercial paper issuances and/or available credit facilities. The Company is seeking to significantly grow its Energy Services businesses, which will likely require additional financing to be issued by subsidiaries of the Company.


OTHER

Electric Operations Retail Competition

Competition for retail electric customers is not generally allowed in the Company's service territory. However, there are discussions and events at the national level and within certain states regarding retail competition which could result in changes in the industry. Such changes, should they occur, could impact all entities owning electric generating assets. During 1997, both North and South Carolina have taken steps to address retail competition among electric utilities.

In May 1997, North Carolina passed a bill which creates a study commission to assess deregulation of electric utilities in the state. The commission's report to the state General Assembly is expected to be completed by early 1999. Members of the study commission include legislators, utility representatives, customers and a member of an environmental group.

South Carolina has considered several proposals during 1997 to restructure the electric industry, the most significant of which would have provided retail customers with a choice of suppliers by January 1, 1998. None of these proposals have been approved. However, in May 1997, The South Carolina Public Service Commission (SCPSC ) requested interested parties to file restructuring proposals for the electric industry. On June 30, 1997, the Company filed its proposal for introducing electric competition in South Carolina with the SCPSC. The Company's plan proposes that electric generation be deregulated while transmission and distribution continue to be regulated by the FERC and the SCPSC. The Company's plan also provides for recovery of stranded investment. The SCPSC held hearings on August 19, 1997 on the various restructuring proposals it received and intends to present its recommendation to the state legislature in January 1998.

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


Computer Software Changes For The Year 2000

The Company expects to incur incremental development costs to modify existing computer programs to accommodate the year 2000 and beyond. The Company is currently evaluating its alternatives for the most cost-effective means for these modifications. Management is of the opinion that the costs associated with these modifications will not have a material adverse effect on the results of operations or financial position of the Company.


Environmental Matters, Litigation and Contingencies

For information concerning environmental matters, litigation and other commitments and contingencies, see Note 5 to the Consolidated Financial Statements.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company during the third quarter of 1997.


ITEM 5. OTHER INFORMATION

Forward-Looking Statements

From time to time, the Company may make statements regarding its expectations, intent or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company cautions that assumptions, projections and expectations about future events may and often do vary from actual results, the differences between assumptions, projections and expectations and actual results can be material, and there can be no assurance that the forward-looking statements will be realized. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: state and federal legislative and regulatory initiatives that increase competition, affect cost and investment recovery and have an impact on rate structures; the speed and degree to which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territory of the Company and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; the results of financing efforts; growth in opportunities for the Company's subsidiaries and diversified operations; and the effect of the Company's accounting policies, in each case during the periods covered by the forward-looking statements.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          (27) Financial Data Schedule (included in electronic filing only)


(b)  Reports on Form 8-K

          The Company filed a report on Form 8-K on September 2, 1997 under Item 5, Other Events.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DUKE ENERGY CORPORATION


                                         /s/ Richard J. Osborne
                                         ------------------------------
                                         Richard J. Osborne
                                         Executive Vice President and
                                         Chief Financial Officer


                                         /s/ Jeffrey L. Boyer
                                         ------------------------------
                                         Jeffrey L. Boyer
                                         Vice President and Controller


November 14, 1997