Form 10-K/A
period 1997-12-31
DUKE ENERGY CORP
filed 1998-04-09
CIK 30371

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)
[x]  Annual report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
           For the fiscal year ended December 31, 1997 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from _______________ to _________________
Commission file number 1-4928

                             DUKE ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                  North Carolina                                56-0205520
  (State or other jurisdiction of incorporation              (I.R.S. Employer
                 or organization)                          Identification No.)

   422 South Church Street, Charlotte, North Carolina           28202-1904
        (Address of principal executive offices)                (Zip Code)

                                  704-594-6200
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


                                                                                                         Name of each exchange
                     Title of each class                                                                    on which registered
                     -------------------                                                                    -------------------
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

          Securities registered pursuant to Section 12(g) of the Act:
                                 Title of class
                                 --------------
                         Preferred Stock, par value $100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at February 27, 1998........................$ 20,010,800,000
Number of shares of Common Stock, without par value, outstanding at
     February 27, 1998...............................................360,149,391

                      Documents incorporated by reference:
The registrant is incorporating herein by reference certain sections of the proxy statement relating to the 1998 annual meeting of shareholders to provide information required by Part III, Items 10, 11, 12 and 13 of this annual report.

================================================================================

                             DUKE ENERGY CORPORATION

     Duke Energy Corporation hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, to include Restated Financial Data Schedules for the following periods as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share":

Year Ended December 31, 1996
Year Ended December 31, 1995
Quarter Ended March 31, 1997
Quarter Ended June 30, 1997
Quarter Ended September 30, 1997
Quarter Ended March 31, 1996
Quarter Ended June 30, 1996
Quarter Ended September 30, 1996

     Accordingly, the undersigned hereby amends the Exhibit Index and Exhibit 27 of its Annual Report on Form 10-K for the year ended December 31, 1997, by deleting those items in their entirety and inserting in their place the Exhibit Index and Exhibits 27(1) through 27(9) filed herewith. All exhibits other than Exhibits 27(1) through 27(9) that are marked with an asterisk (*) in the Exhibit List were filed with the registrant's Form 10-K on March 27, 1998.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DUKE ENERGY CORPORATION

Date:  April 8, 1998                         By: /s/ Richard J. Osborne
                                                 -------------------------------
                                                 Richard J. Osborne
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

     Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit
Number

2     -  Agreement and Plan of Merger, dated as of November 24, 1996, as amended and restated as of March 10, 1997, among registrant, Duke Transaction Corporation and PanEnergy Corp (filed with Form 8-K dated March 20, 1997, File No. 1-4928, as Exhibit 2(a)).

3-A   -  Restated Articles of Incorporation of registrant, dated June 18, 1997
         (filed with Form S-8, No. 333- 29563, effective June 19, 1997, as
         Exhibit 4(G)).

3-B   -  By-Laws of registrant, as amended (filed with Form S-8, No.
         333-34655, effective August 29, 1997, as Exhibit 4(D)).

4-B-1 -  First and Refunding Mortgage from registrant to Guaranty Trust
         Company of New York, Trustee, dated as of December 1, 1927 (filed with Form S-1, File No. 2-7224, effective October 15, 1947, as Exhibit 7(a)).

4-B-2 - Supplemental Indenture, dated as of March 12, 1930, supplementing said Mortgage (filed with Form S- 1, File No. 2-7224, effective October 15, 1947, as Exhibit 7(b)).

4-B-5 - Supplemental Indenture, dated as of September 1, 1936, supplementing said Mortgage (filed with Form S-1, File No. 2-7224, effective October 15, 1947, as Exhibit 7(e)).

4-B-6 - Supplemental Indenture, dated as of January 1, 1941, supplementing said Mortgage (filed with Form S- 1, File No. 2-7224, effective October 15, 1947, as Exhibit 7(f)).

4-B-7 - Supplemental Indenture, dated as of April 1, 1944, supplementing said Mortgage (filed with Form S-1, File No. 2-7224, effective October 15, 1947, as Exhibit 7(g)).

4-B-8 - Supplemental Indenture, dated as of September 1, 1947, supplementing said Mortgage (filed with Form S-1, File No. 2-7224, effective October 15, 1947, as Exhibit 7(h)).

4-B-9 - Supplemental Indenture, dated as of September 8, 1947, supplementing said Mortgage (filed with Form S-1, File No. 2-10401, effective August 21, 1953, as Exhibit 4-B-9).

4-B-10- Supplemental Indenture, dated as of February 1, 1949, supplementing said Mortgage (filed with Form S- 1, File No. 2-7808, effective February 3, 1949, as Exhibit 7(j)).

4-B-11- Supplemental Indenture, dated as of March 1, 1949, supplementing said Mortgage (filed with Form S-1, File No. 2-8877, effective April 6, 1951, as Exhibit 7(k)).

4-B-14- Supplemental Indenture, dated as of October 1, 1954, supplementing said Mortgage (filed with Form S- 9, File No. 2-11297, effective December 30, 1954, as Exhibit 2-B-14).

4-B-17- Supplemental Indenture, dated as of January 1, 1960, supplementing said Mortgage (filed with Form 10, effective June 29, 1961, as Exhibit 3-B-18).

4-B-18- bSupplemental Indenture, dated as of February 1, 1960, supplementing said Mortgage (filed with Form 10, effective June 29, 1961, as Exhibit 3-B-19).

4-B-21- Supplemental Indenture, dated as of June 15, 1964, supplementing said Mortgage (filed with Form S-1, File No. 2-25367, effective August 3, 1966, as Exhibit 4-B-20).

4-B-24- Supplemental Indenture, dated as of February 1, 1968, supplementing said Mortgage (filed with Form S- 9, File No. 2-31304, effective January 21, 1969, as Exhibit 2-B-26).

4-B-48- Supplemental Indenture, dated as of September 1, 1983, supplementing said Mortgage (filed with Form S-3, File No. 2-95931, effective April 1, 1985, as Exhibit 4-B-48).

4-B-49- Supplemental Indenture, dated as of September 1, 1984, supplementing said Mortgage (filed with Form S-3, File No. 2-95931, effective April 1, 1985, as Exhibit 4-B-49).

4-B-56- Supplemental Indenture, dated as of February 15, 1987, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1986, File No. 1-4928, as Exhibit 4-B-56).

4-B-58- Supplemental Indenture, dated as of October 1, 1987, supplementing said Mortgage (filed with Form 10- K for the year ended December 31, 1987, File No. 1-4928, as Exhibit 4-B-58).

4-B-60- Supplemental Indenture, dated as of March 1, 1990, supplementing said Mortgage (filed with Form 10- K for the year ended December 31, 1990, File No. 1-4928, as Exhibit 4-B-60).

4-B-62- Supplemental Indenture, dated as of May 15, 1990, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1990, File No. 1-4928, as Exhibit 4-B-62).

4-B-64- Supplemental Indenture, dated as of July 1, 1991, supplementing said Mortgage (filed with Form S-3, File No. 33-45501, effective February 13, 1992, as Exhibit 4-B-64).

4-B-67- Supplemental Indenture, dated as of June 1, 1992, supplementing said Mortgage (filed with Form S-3, File No. 33-50592, effective August 11, 1992, as Exhibit 4-B-67).

4-B-68- Supplemental Indenture, dated as of July 1, 1992, supplementing said Mortgage (filed with Form S-3, File No. 33-50592, effective August 11, 1992, as Exhibit 4-B-68).

4-B-69- Supplemental Indenture, dated as of September 1, 1992, supplementing said Mortgage (filed with Form S-3, File No. 33-53308, effective November 24, 1992, as Exhibit 4-B-69).

4-B-70- Supplemental Indenture, dated as of February 1, 1993, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1992, File No. 1-4928, as Exhibit 4-B-70).

4-B-71- Supplemental Indenture, dated as of March 1, 1993, supplementing said Mortgage (filed with Form S-3, File No. 33-59448, effective March 17, 1993, as Exhibit 4-B-71).

4-B-72- Supplemental Indenture, dated as of April 1, 1993, supplementing said Mortgage (filed with Form S-3, File No. 33-50543, effective October 20, 1993, as Exhibit 4-B-72).

4-B-73- Supplemental Indenture, dated as of May 1, 1993, supplementing said Mortgage (filed with Form S-3, File No. 33-50543, effective October 20, 1993, as Exhibit 4-B-73).

4-B-74- Supplemental Indenture, dated as of June 1, 1993, supplementing said Mortgage (filed with Form S-3, File No. 33-50543, effective October 20, 1993, as Exhibit 4-B-74).

4-B-75- Supplemental Indenture, dated as of July 1, 1993, supplementing said Mortgage (filed with Form S-3, File No. 33-50543, effective October 20, 1993, as Exhibit 4-B-75).

4-B-76- Supplemental Indenture, dated as of August 1, 1993, supplementing said Mortgage (filed with Form S-3, File No. 33-50543, effective October 20, 1993, as Exhibit 4-B-76).

4-B-77- Supplemental Indenture, dated as of August 20, 1993, supplementing said Mortgage (filed with Form S- 3, File No. 33-50543, effective October 20, 1993, as Exhibit 4-B-77).

4-B-78- Supplemental Indenture, dated as of May 1, 1994, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1994, File No. 1-4928, as Exhibit 4-B-78).

4-B-79- Supplemental Indenture, dated as of November 1, 1994, supplementing said Mortgage (filed with Form 10-K for the year ended December 31, 1994, File No. 1-4928, as Exhibit 4-B-79).

4-B-80- Supplemental Indenture, dated as of August 1, 1995, supplementing said Mortgage (filed with Form 10- K for the year ended December 31, 1995, File No. 1-4928, as Exhibit 4-B-80).

4-C   -  Instrument of Resignation, Appointment and Acceptance among Duke Power
         Company, Morgan Guaranty Trust Company of New York, as Trustee, and Chemical Bank, as Successor Trustee, dated as of August 30, 1994 (filed with Form 10-K for the year ended December 31, 1994, File No. 1-4928, as Exhibit 4-C).

10-A  -  Agreement, dated March 6, 1978, between the registrant and the North
         Carolina Municipal Power Agency No. 1 (filed with Form 8-K for the month of March 1978, File No. 1-4928).

10-B  -  Agreement, dated August 1, 1980, between the registrant and Piedmont
         Municipal Power Agency (filed with Form 8-K for the month of August 1980, File No. 1-4928).

10-C  -  Agreement, dated October 14, 1980, between the registrant and North
         Carolina Electric Membership Corporation (filed with Form 10-Q for the quarter ended September 30, 1980, File No. 1-4928).

10-D  -  Agreement, dated October 14, 1980, between the registrant and Saluda
         River Electric Cooperative, Inc. (filed with Form 10-Q for the quarter ended September 30, 1980, File No. 1-4928).

10-E**- Employee Incentive Plan (filed with Form 10-K for the year ended December 31, 1993, File No. 1-4928, as Exhibit 10-F).

10-F**- Directors' Charitable Giving Program (filed with Form 10-K for the year ended December 31, 1992, File No. 1-4928, as Exhibit 10-P).

10-G**- Estate Conservation Plan (filed with Form 10-K for the year ended December 31, 1992, File No. 1-4928, as Exhibit 10-R).

10-H**- Supplemental Insurance Plan (filed with Form 10-K for the year ended December 31, 1992, File No. 1-4928, as Exhibit 10-S).

10-I**- Executive Short-Term Incentive Plan (filed with Form 10-K for the year ended December 31, 1994, File No. 1-4928, as Exhibit 10-V).

10-J**- Executive Savings Plan (filed with Form 10-K for the year ended December 31, 1996, File No. 1-4928, as Exhibit 10-Z).

10-K**- Executive Cash Balance Plan (filed with Form 10-K for the year ended December 31, 1996, File No. 1-4928, as Exhibit 10-AA).

10-L**- Directors' Savings Plan (filed with Form 10-K for the year ended December 31, 1996, File No. 1-4928, as Exhibit 10-BB).

10-M**-  Duke Power Company Stock Incentive Plan (filed as Appendix A to
         Schedule 14A of registrant, March 18, 1996, File No. 1-4928).

10-N**- 1989 Nonemployee Directors Stock Option Plan of Panhandle Eastern Corporation, adopted February 1, 1989 (filed with Form S-8 Registration Statement of Panhandle Eastern Corporation, File No. 33-28912, as
         Exhibit 28(a)).

10-O**- 1982 Key Employee Stock Option Plan of Panhandle Eastern Corporation, as amended through December 3, 1986 (and related Agreement) (filed with Form 10-K of Panhandle Eastern Corporation for the year ended December 31, 1986, File No. 1-8157, as Exhibit 10(g)).

10-P**- Employees Savings Plan of Panhandle Eastern Corporation and Participating Affiliates (filed with Form 10-K of Panhandle Eastern Corporation for the year ended December 31, 1990, File No. 1-8157, as
         Exhibit 10.12).

10-Q**- Panhandle Eastern Corporation 1994 Long Term Incentive Plan (filed with Form 10-K of Panhandle Eastern Corporation for the year ended December 31, 1993, File No. 1-8157, as Exhibit 10.18).

*10-R - $1,250,000,000 Five-Year Credit Agreement dated as of August 25, 1997, among registrant, the banks listed therein and Morgan Guaranty Trust Company of New York, as Administrative Agent.

*10-S - $950,000,000 Five-Year Credit Agreement dated as of August 25, 1997, among Duke Capital Corporation, the banks listed therein and The Chase Manhattan Bank, as Administrative Agent.

*10-T - $300,000,000 364-Day Credit Agreement dated as of August 25, 1997, among Duke Capital Corporation, the banks listed therein and The Chase Manhattan Bank, as Administrative Agent.

10-U**- Employment Agreement by and between the registrant and Richard B. Priory dated November 24, 1996 (incorporated by reference to Exhibit C-1 of Exhibit 2 to this Form 10-K), and the First Amendment thereto dated October 22, 1997, filed herewith.

10-V**- Employment Agreement by and among PanEnergy Corp, the registrant and Paul M. Anderson dated November 24, 1996 (incorporated by reference to Exhibit B-1 of Exhibit 2 to this Form 10-K), and the First Amendment thereto dated October 24, 1997, filed herewith.

10-W**- Employment Agreement by and among PanEnergy Corp, the registrant and James T. Hackett dated November 24, 1996 (incorporated by reference to Exhibit B-2 of Exhibit 2 to this Form 10-K), and the First Amendment thereto dated October 24, 1997, filed herewith.

10-X**- Employment Agreement by and between the registrant and William A. Coley dated November 24, 1996 (incorporated by reference to Exhibit C-2 of
         Exhibit 2 to this Form 10-K), and the First Amendment thereto dated October 24, 1997, filed herewith.

10-Y**- Employment Agreement by and between the registrant and Richard J. Osborne dated November 24, 1996 (incorporated by reference to Exhibit C-3 of Exhibit 2 to this Form 10-K), and the First Amendment thereto dated October 27, 1997, filed herewith.

10-Z**- 1990 Long-Term Incentive Plan of Panhandle Eastern Corporation (filed with Form 10-K of Panhandle Eastern Corporation for the year ended December 31, 1990, File No. 1-8157, as Exhibit 10.14).

10-AA - Formation Agreement between PanEnergy Trading and Market Services, Inc. and Mobil Natural Gas, Inc. dated May 29, 1996 (filed with Form 10-Q of PanEnergy Corp for the quarter ended June 30, 1996, File No. 1-8157, as Exhibit 2).

*12   -  Computation of Ratio of Earnings to Fixed Charges.

*21   -  List of Subsidiaries.

*23(a)-  Consent of Deloitte & Touche LLP.

*23(b)-  Consent of KPMG Peat Marwick LLP.

*24(a)- Power of attorney authorizing Richard J. Osborne and others to sign the annual report on behalf of the registrant and certain of its directors and officers. *24(b) - Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.

*27(1)-  Financial Data Schedule for the Year Ended December 31, 1997.

*27(2)-  Financial Data Schedule for the Year Ended December 31, 1996.

*27(3)-  Financial Data Schedule for the Year Ended December 31, 1995.

*27(4)-  Financial Data Schedule for the Quarter Ended March 31, 1997.

*27(5)-  Financial Data Schedule for the Quarter Ended June 30, 1997.

*27(6)-  Financial Data Schedule for the Quarter Ended September 30, 1997.

*27(7)-  Financial Data Schedule for the Quarter Ended March 31, 1996.

*27(8)-  Financial Data Schedule for the Quarter Ended June 30, 1996.

*27(9)-  Financial Data Schedule for the Quarter Ended September 30, 1996.

*99   -  Independent Auditors' Report of KPMG Peat Marwick LLP to the Board of
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