Form 10-Q
period 1998-03-31
DUKE ENERGY CORP
filed 1998-05-14
CIK 30371

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended March 31, 1998         Commission File Number 1-4928


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

Number of shares of Common Stock, without par value, outstanding at
April 30, 1998......................................................360,413,387

================================================================================

                             DUKE ENERGY CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX

Item                                                                                            Page
----                                                                                            ----
                          PART I. FINANCIAL INFORMATION
1. Financial Statements .......................................................................   1
     Consolidated Statements of Income for the Three Months Ended March 31, 1998 and 1997 ...     1
     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997..   2
     Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997 ...................   3
     Notes to Consolidated Financial Statements ...............................................   5
2. Management's Discussion and Analysis of Results of Operations and Financial Condition ......   9

                           PART II. OTHER INFORMATION

1. Legal Proceedings...........................................................................  14
4  Submission of Matters to a Vote of Security Holders.........................................  14
5. Other Information...........................................................................  14
6. Exhibits and Reports on Form 8-K............................................................  14

   Signatures..................................................................................  15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                             DUKE ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In millions, except per share amounts)

                                                                            Three Months Ended March 31
                                                                           -----------------------------
                                                                               1998           1997
                                                                           -------------   -------------
Operating Revenues
      Sales, trading and marketing of natural gas and petroleum products   $     1,976.0   $     2,127.3
      Transportation and storage of natural gas                                    387.2           410.0
      Generation, transmission and distribution of electricity                   1,019.7         1,024.3
      Trading and marketing of electricity                                         537.4            82.5
      Other                                                                        194.5           141.7
                                                                           -------------   -------------
            Total operating revenues                                             4,114.8         3,785.8
                                                                           -------------   -------------
Operating Expenses
      Natural gas and petroleum products purchased                               1,868.7         1,968.9
      Fuel used in electric generation                                             152.8           171.0
      Net interchange and purchased power                                          611.5           161.4
      Other operation and maintenance                                              569.2           573.6
      Depreciation and amortization                                                222.2           204.0
      Property and other taxes                                                      82.0            96.9
                                                                           -------------   -------------
            Total operating expenses                                             3,506.4         3,175.8
                                                                           -------------   -------------
Operating Income                                                                   608.4           610.0
                                                                           -------------   -------------
Other Income and Expenses
      Deferred returns and allowance for funds used during construction             23.2            26.2
      Other, net                                                                    46.3             8.1
                                                                           -------------   -------------
            Total other income and expenses                                         69.5            34.3
                                                                           -------------   -------------
Earnings Before Interest and Taxes                                                 677.9           644.3
Interest Expense                                                                   123.6           117.6
Minority Interests                                                                  15.4            10.5
                                                                           -------------   -------------
Earnings Before Income Taxes                                                       538.9           516.2
Income Taxes                                                                       210.8           204.5
                                                                           -------------   -------------
Income Before Extraordinary Item                                                   328.1           311.7
Extraordinary Item (net of tax)                                                     (8.0)           --
                                                                           -------------   -------------
Net Income                                                                         320.1           311.7
                                                                           -------------   -------------
Dividends and Premiums on Redemptions of
      Preferred and Preference Stock                                                 6.5            11.1
                                                                           -------------   -------------
Earnings Available For Common Stockholders                                 $       313.6   $       300.6
                                                                           =============   =============
Common Stock Data
      Average shares outstanding                                                   360.1           359.6
      Earnings per share (before extraordinary item)
            Basic                                                          $        0.89   $        0.84
            Diluted                                                        $        0.89   $        0.83
      Earnings per share
            Basic                                                          $        0.87   $        0.84
            Diluted                                                        $        0.87   $        0.83
      Dividends per share                                                  $        0.55   $        0.40


                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                            Three Months Ended March 31
                                                                           -----------------------------
                                                                               1998            1997
                                                                           -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                           $       320.1   $       311.7
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                262.7           232.6
      Deferred income taxes                                                        (14.1)           34.8
      Purchased capacity levelization                                               27.2            14.1
      (Increase) Decrease in
          Receivables                                                              297.7           277.4
          Inventory                                                                (10.8)            8.9
          Other current assets                                                      23.5            33.1
      Increase (Decrease) in
          Accounts payable                                                        (519.6)         (385.2)
          Taxes accrued                                                            183.4           168.7
          Interest accrued                                                          (6.2)          (27.4)
          Other current liabilities                                                (76.5)          (22.4)
      Other, net                                                                    27.0            11.2
                                                                           -------------   -------------
          Net cash provided by operating activities                                514.4           657.5
                                                                           -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                        (288.9)         (257.3)
      Investment expenditures                                                      (97.6)          (31.4)
      Decommissioning, retirements and other                                        (1.4)          (13.3)
                                                                           -------------   -------------
          Net cash used in investing activities                                   (387.9)         (302.0)
                                                                           -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the issuance of
          Long-term debt                                                           228.0            33.0
      Payments for the redemption of
          Long-term debt                                                           (79.9)         (117.2)
          Preferred and preference stock                                          (180.2)           --
      Net change in notes payable and commercial paper                              45.6          (129.8)
      Dividends paid                                                              (203.1)         (154.1)
      Other                                                                        (23.9)          (34.0)
                                                                           -------------   -------------
          Net cash used in financing activities                                   (213.5)         (402.1)
                                                                           -------------   -------------

      Net decrease in cash and cash equivalents                                    (87.0)          (46.6)
      Cash received from business acquisitions                                      34.5            --
      Cash and cash equivalents at beginning of period                             109.4           166.0
                                                                           -------------   -------------
      Cash and cash equivalents at end of period                           $        56.9   $       119.4
                                                                           =============   =============

Supplemental Disclosures
      Cash paid for interest (net of amount capitalized)                   $       120.8   $       104.8
      Cash paid for income taxes                                           $        67.2   $         4.3


                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                             March 31,      December 31,
                                                                               1998            1997
                                                                            (Unaudited)
                                                                           -------------   -------------
ASSETS

Current Assets
      Cash and cash equivalents                                            $        56.9   $       109.4
      Receivables                                                                1,995.9         2,280.8
      Inventory                                                                    459.5           440.1
      Current portion of natural gas transition costs                               66.2            66.9
      Current portion of purchased capacity costs                                   84.5            76.2
      Unrealized gains on mark to market transactions                              696.0           551.3
      Other                                                                        138.0           160.5
                                                                           -------------   -------------
          Total current assets                                                   3,497.0         3,685.2
                                                                           -------------   -------------
Investments and Other Assets
      Investments in affiliates                                                    732.7           685.9
      Nuclear decommissioning trust funds                                          495.2           471.1
      Pre-funded pension costs                                                     342.5           337.5
      Goodwill, net                                                                516.5           503.6
      Notes receivable                                                             240.4           239.6
      Other                                                                        253.5           209.9
                                                                           -------------   -------------
          Total investments and other assets                                     2,580.8         2,447.6
                                                                           -------------   -------------
Property, Plant and Equipment
      Cost                                                                      25,774.4        25,448.1
      Less accumulated depreciation and amortization                             9,961.0         9,712.2
                                                                           -------------   -------------
          Net property, plant and equipment                                     15,813.4        15,735.9
                                                                           -------------   -------------
Regulatory Assets and Deferred Debits
      Purchased capacity costs                                                     723.9           759.4
      Debt expense                                                                 247.4           253.1
      Regulatory asset related to income taxes                                     511.8           511.0
      Natural gas transition costs                                                 180.9           193.7
      Environmental clean-up costs                                                  99.3           103.6
      Other                                                                        320.1           339.3
                                                                           -------------   -------------
          Total regulatory assets and deferred debits                            2,083.4         2,160.1
                                                                           -------------   -------------
      Total Assets                                                         $    23,974.6   $    24,028.8
                                                                           =============   =============

                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                                                               March 31,       December 31,
                                                                                                1998               1997
                                                                                             (Unaudited)
                                                                                             ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                                       $    1,155.3      $    1,669.7
      Notes payable and commercial paper                                                            215.1             169.5
      Taxes accrued                                                                                 308.3             124.8
      Interest accrued                                                                              105.0             111.2
      Current portion of natural gas transition liabilities                                          35.0              35.0
      Current portion of environmental clean-up liabilities                                          27.3              26.4
      Current maturities of long-term debt                                                           75.5              77.3
      Unrealized losses on mark to market transactions                                              690.7             537.8
      Other                                                                                         452.0             523.5
                                                                                             ------------      ------------
          Total current liabilities                                                               3,064.2           3,275.2
                                                                                             ------------      ------------
Long-term Debt                                                                                    6,749.7           6,530.0
                                                                                             ------------      ------------
Deferred Credits and Other Liabilities
      Deferred income taxes                                                                       3,692.3           3,706.5
      Investment tax credit                                                                         236.2             238.9
      Nuclear decommissioning costs externally funded                                               495.2             471.1
      Natural gas transition liabilities                                                             63.6              78.4
      Environmental clean-up liabilities                                                            153.6             157.6
      Other                                                                                       1,020.6           1,035.1
                                                                                             ------------      ------------
          Total deferred credits and other liabilities                                            5,661.5           5,687.6
                                                                                             ------------      ------------
Minority Interests                                                                                  163.0             168.3
                                                                                             ------------      ------------
Guaranteed Preferred Beneficial Interests
      in Corporation's Subordinated Notes                                                           339.0             339.0
                                                                                             ------------      ------------
Preferred and Preference Stock
      Preferred and preference stock with sinking fund requirements                                 124.0             149.0
      Preferred and preference stock without sinking fund requirements                              208.9             340.0
                                                                                             ------------      ------------
          Total preferred and preference stock                                                      332.9             489.0
                                                                                             ------------      ------------
Common Stockholders' Equity
      Common stock, no par, 500 million shares authorized; 360.3 million and 359.8 million
          shares outstanding at March 31, 1998 and December 31, 1997, respectively                4,290.4           4,283.7
      Retained earnings                                                                           3,373.9           3,256.0
                                                                                             ------------      ------------
          Total common stockholders' equity                                                       7,664.3           7,539.7
                                                                                             ------------      ------------
      Total Liabilities and Stockholders' Equity                                             $   23,974.6      $   24,028.8
                                                                                             ============      ============

                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General

Duke Energy Corporation (the Corporation) is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the United States and abroad. The Corporation provides these services through its four business segments: Electric Operations, Natural Gas Transmission, Energy Services and Other Operations.

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

The Natural Gas Transmission segment is engaged in interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic, New England and Midwest states. The interstate natural gas transmission and storage operations are also subject to the rules and regulations of the FERC.

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

Other Operations include the real estate operations of Crescent Resources, Inc. and communications services. Corporate costs and intersegment eliminations are also included in the financial results of this segment.

The consolidated financial statements include the accounts of the Corporation and all majority-owned subsidiaries. These consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective years due to the effects of seasonal temperature variations on energy consumption and the timing of maintenance of certain electric generating units.

Certain amounts for the prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

2. Earnings Per Common Share

Common stock options, which are common stock equivalents, had a dilutive effect on earnings per share and increased the weighted average number of common shares by 1 million and 1.9 million for the quarter ended March 31, 1998 and 1997, respectively. The increase in weighted average number of common shares as a result of the common stock options exercised is offset by the number of shares purchased with the proceeds of the options. The weighted average number of common shares, for dilutive purposes, was 361.1 million and 361.5 million for the quarter ended March 31, 1998 and 1997, respectively.

3. Business Segments

Business segment financial information follows for the three months ended March 31, 1998 and 1997. Other Operations include intersegment eliminations.


----------------------------------------------------------------------------------------------------------
                                                                    Earnings
                                                                     Before     Depreciation  Capital and
                                         Total       Operating     Interest &        &         Investment
In Millions                             Revenues       Income        Taxes      Amortization  Expenditures
----------------------------------------------------------------------------------------------------------
Quarter Ended March 31, 1998
----------------------------
Electric Operations                     $ 1,035.6     $   354.7     $   378.2     $   129.8      $  101.2
Natural Gas Transmission                    409.7         199.9         208.8          57.9          72.6
Energy Services
   Field Services                           669.6          16.5          47.7          19.1          69.5
   Trading and Marketing                  2,011.9          12.3          12.7           2.1           0.8
   Global Asset Development                  37.4           5.3           9.1           2.4          84.5
   Other Energy Services                    115.2           7.4           7.4           1.5           3.7
   Energy Services' Eliminations           (145.6)          -             -             -             -
                                      ---------------------------------------------------------------------
         Total Energy Services            2,688.5          41.5          76.9          25.1         158.5

Other Operations                            (19.0)         12.3          14.0           9.4          54.2
                                      ---------------------------------------------------------------------
      Total Consolidated                $ 4,114.8     $   608.4     $   677.9     $   222.2      $  386.5
===========================================================================================================

Quarter Ended March 31, 1997
----------------------------
Electric Operations                     $ 1,040.4     $   316.3     $   345.6     $   123.1      $  142.8
Natural Gas Transmission                    437.9         195.9         206.0          57.2          15.9
Energy Services
   Field Services                           772.2          50.8          50.9          17.5          41.8
   Trading and Marketing                  1,629.5          29.6          30.1           1.3           2.0
   Global Asset Development                  21.2          (0.4)          0.1           2.3          13.3
   Other Energy Services                     84.4           3.8          (1.2)          1.1           1.0
   Energy Services' Eliminations           (187.6)           --            --            --            --
                                      ---------------------------------------------------------------------
      Total Energy Services               2,319.7          83.8          79.9          22.2          58.1
Other Operations                            (12.2)         14.0          12.8           1.5          71.9
                                      ---------------------------------------------------------------------
   Total Consolidated                   $ 3,785.8     $   610.0     $   644.3     $   204.0      $  288.7
===========================================================================================================


------------------------------------------------------------------------
                                             Identifiable Assets
                                      ----------------------------------
                                         March 31,       December 31,
In Millions                                1998              1997
                                      ----------------------------------
Electric Operations                       $12,897.4        $12,958.5
Natural Gas Transmission                    5,057.4          5,088.9
Energy Services
   Field Services                           1,964.2          1,979.8
   Trading and Marketing                    1,747.7          1,857.3
   Global Asset Development                 1,121.5            987.6
   Other Energy Services                      222.3            223.2
   Energy Services' Eliminations             (118.3)          (169.1)
                                      ----------------------------------
      Total Energy Services                 4,937.4          4,878.8
Other Operations                            1,082.4          1,102.6
                                      ----------------------------------
   Total Consolidated                     $23,974.6        $24,028.8
========================================================================

4. Preferred Stock

During February 1998, the Corporation completed its tender offer to purchase a maximum of 50% of the outstanding shares of six of its preferred issues, purchasing 2.4 million shares of its preferred stock for $180.2 million.

5.  Commitments and Contingencies

Litigation. On February 18, 1997, Amerada Hess Corporation (Amerada Hess) notified Texas Eastern Transmission Corporation (TETCO), a subsidiary of the Corporation, that it intended to commence substitution of other gas reserves, deliverability and leases for those dedicated to its natural gas purchase contract (the Amerada Hess Contract) with TETCO. On the same date, Amerada Hess also filed a petition in the District Court of Harris County, Texas, 157th Judicial District, seeking a declaratory judgment that its interpretation of the Amerada Hess Contract is correct. TETCO filed a declaratory judgment action with respect to Amerada Hess' contentions in the U.S. District Court for the Eastern District of Louisiana on February 21, 1997.

On September 26, 1997, the judge presiding over the Amerada Hess contract matter issued a summary judgment in favor of TETCO. Amerada Hess subsequently filed a notice of appeal of the summary judgment. The potential liability of the
Corporation associated with the Amerada Hess Contract should TETCO be contractually obligated to purchase natural gas based upon the substitute gas reserves, deliverability and leases, and the effect of transition cost recoveries pursuant to TETCO's Order 636 settlement involves numerous complex legal and factual matters which will take a substantial period of time to resolve. However, the Corporation does not believe that Amerada Hess will prevail on its appeal of the lower court's summary judgment. Management is of the opinion that the final disposition of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Corporation.

On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against Panhandle Eastern Pipe Line Company (PEPL), a subsidiary of the Corporation, in the U.S. District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' contracts with third parties, the plaintiffs seek compensatory and punitive damages in unspecified amounts. Based on information currently available to the
Corporation, the Corporation believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Corporation.

The Corporation and its subsidiaries are also involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate for these matters, the Corporation has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," in order to provide for such matters. Management is of the opinion that the final disposition of these proceedings will not have a material adverse effect on the consolidated results of operations or financial position of the Corporation.

Other Commitments and Contingencies. In January 1998, the Corporation acquired a
9.8 percent ownership in Alliance Pipeline. This pipeline is designed to transport natural gas from western Canada to the Chicago-area market center for distribution throughout North America. The pipeline is scheduled to begin commercial operation in the second half of 2000, provided the necessary U.S. and Canadian regulatory approvals are secured. In addition to buying an ownership interest in the pipeline project, the Corporation has contracted for 67.25 million cubic feet per day of capacity on the line over 15 years for an estimated $315 million.

Periodically, the Corporation may become involved in contractual disputes with natural gas transmission customers involving potential or threatened abrogation of contracts by the customers. If the customers are successful, the Corporation may not receive the full value of anticipated benefits under the contracts.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Duke Energy Corporation (the Corporation) is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the United States and abroad. The Corporation provides these services through its four business segments: Electric Operations, Natural Gas Transmission, Energy Services and Other Operations.

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

The Energy  Services  segment is comprised of several  separate  business units:
Field Services gathers and processes natural gas, produces and markets natural gas liquids (NGL) and transports and trades crude oil; Trading and Marketing markets natural gas, electricity and other energy-related products; Global Asset Development develops, owns and operates energy-related facilities worldwide; and Other Energy Services provides engineering consulting, construction and integrated energy solutions.

Other Operations include the real estate operations of Crescent Resources, Inc. (Crescent Resources) and communications services. Corporate costs and intersegment eliminations are also included in the financial results of this segment.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements of the Corporation.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998, earnings available for common stockholders was $313.6 million, or $.87 per share, net of an extraordinary item of $8.0 million, or $.02 per share. For the comparable 1997 period, earnings available to common stockholders was $300.6 million, or $.84 per share. The 4% increase in earnings available for common stockholders is primarily due to increased electric sales, decreased nuclear expenses due to fewer outage days and decreased storm costs in the Electric Operations segment, partially offset by an extraordinary item resulting from premiums paid associated with a debt refinancing at TEPPCO Partners, L.P.
(TEPPCO) during the first quarter of 1998.

Operating income for the three months ended March 31, 1998 decreased to $608.4 million compared to $610 million for the same period in 1997. Earnings before interest and taxes (EBIT) were $677.9 million and $644.3 million for the three months ended March 31, 1998 and 1997, respectively. Operating income and earnings before interest and taxes, excluding the effect of a $31.2 million gain on an asset sale by Field Services in 1998, are not materially different, and are affected by the same fluctuations for the Corporation and each of its business segments. Earnings before interest and taxes by business segment are summarized below, and the explanation of these results by business segment are discussed thereafter.

Earnings Before Interest and Taxes by Business Segment:


----------------------------------------------------------------------------
                                                     Three Months Ended
                                                         March 31,
                                               -----------------------------
In Millions                                          1998           1997
----------------------------------------------------------------------------
Electric Operations                             $    378.2      $   345.6
Natural Gas Transmission                             208.8          206.0
Energy Services
    Field Services                                    47.7           50.9
    Trading and Marketing                             12.7           30.1
    Global Asset Development                           9.1            0.1
    Other Energy Services                              7.4           (1.2)
                                               -----------------------------
       Total Energy Services                          76.9           79.9
Crescent Resources                                    22.4           22.2
Other Operations                                      (8.4)          (9.4)
                                               -----------------------------
  Total Corporation                             $    677.9      $   644.3
============================================================================

Included in the amounts discussed below are intercompany transactions that do not have a material impact on consolidated earnings before interest and taxes.

Electric Operations

----------------------------------------------------------------------------
                                                     Three Months Ended
                                                         March 31,
                                               -----------------------------
Dollars In Millions                                  1998           1997
----------------------------------------------------------------------------
Operating Revenues                               $ 1,035.6      $ 1,040.4
Operating Expenses                                   680.9          724.1
                                               -----------------------------
  Operating Income                                   354.7          316.3
Other Income, Net                                     23.5           29.3
                                               -----------------------------
  EBIT                                          $    378.2     $    345.6
                                               =============================
   Volumes, GWh Sales (a)                           19,364         18,384
----------------------------------------------------------------------------
(a)  Gigawatt-hour sales

Earnings before interest and taxes for Electric Operations increased 9% for the three months ended March 31, 1998 compared to the same period in 1997, primarily due to a 5.3% increase in gigawatt-hour sales, a decrease in nuclear expenses due to fewer outage days and a decrease in storm-related expenses. Sales to weather-sensitive customers increased for the period as compared to the prior year quarter, with sales to residential and general service customers up 4.6% and 5.3%, respectively. Sales in both periods were affected by milder than normal weather. Sales to industrial customers increased 3.4%, with textile sales up 5.1%.

Natural Gas Transmission

----------------------------------------------------------------------------
                                                Three Months Ended March 31,
                                               -----------------------------
Dollars In Millions                                 1998           1997
----------------------------------------------------------------------------
Operating Revenues                               $   409.7      $   437.9
Operating Expenses                                   209.8          242.0
                                               -----------------------------
  Operating Income                                   199.9          195.9
Other Income, Net                                      8.9           10.1
                                               -----------------------------
  EBIT                                           $   208.8      $   206.0
                                               =============================
Volumes, TBtu (a)                                      778            842
----------------------------------------------------------------------------
(a) Trillion British thermal units

Earnings before interest and taxes for the Natural Gas Transmission segment increased slightly for the three months ended March 31, 1998 compared to the same period in 1997. Earnings before interest and taxes for the Northeast Pipelines increased $23.1 million for the three months ended March 31, 1998 compared to the prior year quarter, primarily as a result of a favorable state property tax ruling in 1998 and a one-time charge for severance costs during the first quarter of 1997. Increases in market expansion projects were largely offset by a decrease in throughput as a result of the mild winter weather.

Earnings before interest and taxes for the Midwest Pipelines decreased $20.3 million for the three months ended March 31, 1998 compared to the prior year quarter, primarily due to a provision reversal in the first quarter of 1997 related to favorable resolution of certain regulatory matters. Partially offsetting this decrease were lower operating expenses in the first quarter of 1998.

Energy Services

Earnings before interest and taxes for Energy Services decreased 4% for the three months ended March 31, 1998 compared to the same period in 1997. For the three months ended March 31, 1998 and 1997, the decrease in earnings before interest and taxes was primarily driven by the results of operations of Field Services and Trading and Marketing.

Field Services

----------------------------------------------------------------------------
                                                Three Months Ended March 31,
                                               -----------------------------
Dollars In Millions                                 1998          1997
----------------------------------------------------------------------------

Operating Revenues                               $   669.6      $   772.2
Operating Expenses                                   653.1          721.4
                                               -----------------------------
  Operating Income                                    16.5           50.8
Other Income, Net                                     31.2            0.1
                                               -----------------------------
  EBIT                                          $     47.7     $     50.9
                                               =============================
Volumes
Natural Gas Gathered/Processed, TBtu/d (a)             3.7            3.4
NGL Production, MBbl/d (b)                           106.4          106.2
----------------------------------------------------------------------------
(a) Trillion British thermal units per day
(b) Thousand barrels per day

Earnings before interest and taxes for Field Services decreased 6% for the three months ended March 31, 1998 compared to the same period in 1997. For the three months ended March 31, 1998, a decrease in average NGL prices of 27.5% from the prior year quarter caused a significant decrease in revenues and operating income. Offsetting this decrease was a $31.2 million gain on the sale of natural gas fractionator facilities, which is included in other income and expenses for the quarter ended March 31, 1998. Operating expenses decreased 9.5% for the three months ended March 31, 1998 in comparison to the prior quarter, primarily as a result of decreased natural gas prices.

Trading and Marketing

----------------------------------------------------------------------------
                                               Three Months Ended March 31,
                                               -----------------------------
Dollars In Millions                                1998           1997
----------------------------------------------------------------------------
Operating Revenues                              $  2,011.9     $  1,629.5
Operating Expenses                                 1,999.6        1,599.9
                                               -----------------------------
  Operating Income                                    12.3           29.6
Other Income, Net                                      0.4            0.5
                                               -----------------------------
    EBIT                                       $      12.7     $     30.1
                                               =============================
Volumes
Natural Gas Marketed, TBtu/d                           7.9            6.9
Electricity Marketed, GWh (a)                       23,892          3,793
----------------------------------------------------------------------------
(a)  Gigawatt-hours

Earnings before interest and taxes for Trading and Marketing decreased $17.4 million for the three months ended March 31, 1998 compared with the same period in 1997. The decline results primarily from lower natural gas margin rates and decreased trading margins caused by a significant decline in energy price volatility in the first quarter of 1998 compared to the same period in 1997. The margin decline was partially offset by increased volumes. Electricity volumes marketed increased primarily as a result of acquiring 100% ownership of the Duke/Louis Dreyfus, L.L.C. joint venture in June 1997.

Other Impacts on Earnings Available for Common Stockholders

For the three months ended March 31, 1998, interest expense increased 5% over the comparable period in 1997 due to higher average debt balances outstanding.

Minority interest increased $4.9 million primarily as a result of dividends incurred for the three months ended March 31, 1998, for the Corporation's trust preferred securities, which were issued in December 1997.

In January 1998, TEPPCO, in which the Corporation has a 10% ownership interest, redeemed certain First Mortgage Notes. The Corporation recorded a non-cash extraordinary item of $8 million, net of income tax of $5.1 million, related to its share of costs of the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow. Operating cash flows decreased $143.1 million for the three months ended March 31, 1998 compared to the same period in 1997 due primarily to changes in working capital.

On April 28, 1998, Texas Eastern Transmission Corporation (TETCO), a subsidiary of the Corporation, filed with the FERC a proposed settlement to accelerate recovery of natural gas transition costs and to reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. The Corporation reviewed the condition of its natural gas pipeline facilities and current maintenance practices, and concluded that extension of the useful lives was appropriate. The proposed settlement reduces customer rates as a result of the reduced depreciation expense offset by the accelerated recovery of natural gas transition costs. TETCO anticipates implementation of the proposed settlement as early as August 1998. The proposed settlement is not expected to have a material effect on the net results of operations or financial position of the Corporation. As a result of the proposed settlement, cash flows from operations are not expected to change for the first two years after implementation due to the offsetting effect on customer rates of the reduced depreciation expense and increased recovery of natural gas transition costs. Once the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease during 2001 through 2003 by an estimated total of $270 million.

Investing Cash Flow. Capital and investment expenditures totaled $386.5 million for the three months ended March 31, 1998, compared with $288.7 million for the same period in 1997. Increased capital and investment expenditures during the period were primarily due to business expansion for the Natural Gas
Transmission  and the Energy  Services   segments,   specifically  Field
Services and Global Asset Development. These increases were offset by decreased expenditures for Electric Operations, primarily as a result of steam generator replacements at certain of the Corporation's nuclear plants in 1997.

Financing Cash Flow. The Corporation's consolidated capital structure at March 31, 1998, including short-term debt, was 45.8% debt, 2.2% preferred stock, 49.8% common equity and 2.2% trust preferred securities. Fixed charges coverage, using the SEC method, was 5.0 times for both the three months ended March 31, 1998 and 1997.

The Corporation's commercial paper facilities consist of $1.25 billion for Duke Energy Corporation and $1.25 billion for Duke Capital Corp. (Duke Capital), a wholly owned subsidiary of the Corporation. These facilities are supported by various bank credit agreements which totaled $2.7 billion at both March 31, 1998 and December 31, 1997. At March 31, 1998, $2.0 billion of commercial paper and $114.7 million under the bank credit facilities were outstanding.

In February 1998, the Corporation completed its tender offer to purchase a maximum of 50% of the outstanding shares of six of its preferred issues, purchasing 2.4 million shares of its preferred stock for $180.2 million.

Dividends and debt repayments, along with operating and investing requirements, are expected to be funded by cash from operations, debt and commercial paper issuances and available credit facilities. The Corporation is seeking to significantly grow its Energy Services businesses, which will likely require additional financing to be issued by subsidiaries of the Corporation. The Corporation plans to fund Energy Services growth opportunities through a combination of internally generated cash and external debt. Debt financing will be obtained through Duke Capital's commercial paper program and by accessing the capital markets. In connection with its plans to access the capital markets, Duke Capital filed a $1 billion shelf registration with the Securities and Exchange Commission during 1998.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning litigation and other contingencies, see Note 5 to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of the Corporation during the first quarter of 1998.

Item 5. Other Information.

Forward-Looking Statements

From time to time, the Corporation may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Corporation cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territories of the Corporation and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Corporation and its subsidiaries are subject or other external factors over which the Corporation has no control; the results of financing efforts; growth in opportunities for the Corporation's subsidiaries and diversified operations; and the effect of the Corporation's accounting policies, in each case during the periods covered by the forward-looking statements.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (27) Financial Data Schedule (included in electronic filing only)


     (b)  Reports on Form 8-K

     The Corporation filed no reports on Form 8-K during the first quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DUKE ENERGY CORPORATION

May 14, 1998                          /s/  Richard J. Osborne
                                      -----------------------------
                                      Richard J. Osborne
                                      Executive Vice President and
                                      Chief Financial Officer

May 14, 1998                          /s/  Jeffrey L. Boyer
                                      -----------------------------
                                      Jeffrey L. Boyer
                                      Vice President and Corporate Controller