Form 10-Q
period 1998-06-30
DUKE ENERGY CORP
filed 1998-08-13
CIK 30371

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED JUNE 30, 1998          COMMISSION FILE NUMBER 1-4928


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

Number of shares of Common Stock, without par value, outstanding at July 31,
1998...............................................................361,084,410

==============================================================================

==============================================================================

                             DUKE ENERGY CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                                      INDEX

Item                                                                                          Page
                          PART I. FINANCIAL INFORMATION
1. Financial Statements.........................................................................1
      Consolidated  Statements  of Income for the Three and Six  Months  Ended
        June 30, 1998 and 1997..................................................................1
      Consolidated  Statements of Cash Flows for the Six Months Ended June 30,
        1998 and 1997...........................................................................2
      Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997.....................3
      Notes to Consolidated Financial Statements................................................5
2. Management's   Discussion   and  Analysis  of  Results  of  Operations  and
       Financial Condition.....................................................................10

                           PART II. OTHER INFORMATION

1. Legal Proceedings...........................................................................17
4. Submission of Matters to a Vote of Security Holders.........................................17
5. Other Information...........................................................................17
6. Exhibits and Reports on Form 8-K............................................................18

   Signatures..................................................................................19

                                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                      DUKE ENERGY CORPORATION
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)
                              (In millions, except per share amounts)

                                                  Three Months Ended June 30 Six Months Ended June 30
                                                  -------------------------  -------------------------
                                                     1998          1997         1998          1997
                                                  -----------   -----------  -----------   -----------
Operating Revenues
     Sales, trading and marketing of natural gas
          and petroleum products                   $ 1,884.6     $ 1,507.1    $ 3,860.6     $ 3,634.4
     Transportation and storage of natural gas         337.2         358.2        724.4         768.2
     Generation, transmission and distribution of
          electricity                                1,113.6         982.9      2,133.3       2,007.2
     Trading and marketing of electricity              417.3         112.5        954.7         195.0
     Other                                             261.0         152.1        455.5         293.8
                                                 -----------   -----------  -----------   -----------
        Total operating revenues                     4,013.7       3,112.8      8,128.5       6,898.6
                                                 -----------   -----------  -----------   -----------
Operating Expenses
     Natural gas and petroleum products purchased    1,795.8       1,416.6      3,664.5       3,385.5
     Fuel used in electric generation                  194.0         167.5        346.8         338.5
     Net interchange and purchased power               484.3         196.6      1,095.8         358.0
     Other operation and maintenance                   675.8         685.5      1,245.0       1,259.1
     Depreciation and amortization                     223.5         205.4        445.7         409.4
     Property and other taxes                           91.5          89.2        173.5         186.1
                                                 -----------   -----------  -----------   -----------
        Total operating expenses                     3,464.9       2,760.8      6,971.3       5,936.6
                                                 -----------   -----------  -----------   -----------
Operating Income                                       548.8         352.0      1,157.2         962.0
                                                 -----------   -----------  -----------   -----------
Other Income and Expenses
     Deferred returns and allowance for funds
          used during construction                      22.9          37.2         46.1          63.4
     Other, net                                         10.7          17.8         57.0          25.9
                                                 -----------   -----------  -----------   -----------
        Total other income and expenses                 33.6          55.0        103.1          89.3
                                                 -----------   -----------  -----------   -----------
Earnings Before Interest and Taxes                     582.4         407.0      1,260.3       1,051.3
Interest Expense                                       122.8         111.6        246.4         229.2
Minority Interests                                      16.7           1.8         32.1          12.3
                                                 -----------   -----------  -----------   -----------
Earnings Before Income Taxes                           442.9         293.6        981.8         809.8
Income Taxes                                           163.4         125.0        374.2         329.5
                                                 -----------   -----------  -----------   -----------
Income Before Extraordinary Item                       279.5         168.6        607.6         480.3
Extraordinary Item (net of tax)                          -             -           (8.0)          -
                                                 -----------   -----------  -----------   -----------
Net Income                                             279.5         168.6        599.6         480.3
                                                 -----------   -----------  -----------   -----------
Dividends and Premiums on Redemptions of
     Preferred and Preference Stock                      5.1          11.0         11.6          22.1
                                                 -----------   -----------  -----------   -----------
Earnings Available For Common Stockholders           $ 274.4       $ 157.6      $ 588.0       $ 458.2
                                                 ===========   ===========  ===========   ===========
Common Stock Data
     Average shares outstanding                        360.5         359.8        360.3         359.7
     Earnings per share (before extraordinary item)
        Basic                                          $ 0.76        $ 0.43       $ 1.65        $ 1.27
        Diluted                                        $ 0.76        $ 0.43       $ 1.65        $ 1.26
     Earnings per share
        Basic                                          $ 0.76        $ 0.43       $ 1.63        $ 1.27
        Diluted                                        $ 0.76        $ 0.43       $ 1.63        $ 1.26
     Dividends per share (Note 7)                      $ 1.10        $ 0.40       $ 1.65        $ 0.80

                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                       Six Months Ended June 30
                                                                                    ------------------------
                                                                                        1998         1997
                                                                                    -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                        $ 599.6      $ 480.3
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       528.6        475.2
     Deferred income taxes                                                               (29.8)        35.7
     Purchased capacity levelization                                                      48.1         28.9
     (Increase) Decrease in
        Receivables                                                                      300.3        296.0
        Inventory                                                                        (73.0)       (33.3)
        Other current assets                                                              59.5         60.5
     Increase (Decrease) in
        Accounts payable                                                                (521.9)      (412.2)
        Taxes accrued                                                                    144.6        133.6
        Interest accrued                                                                   0.6         (9.0)
        Other current liabilities                                                        (45.3)       (98.6)
     Other, net                                                                          (43.3)       (81.7)
                                                                                   -----------   ----------
        Net cash provided by operating activities                                        968.0        875.4
                                                                                   -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                               (572.5)      (557.5)
     Investment expenditures                                                            (137.3)       (74.7)
     Decommissioning, retirements and other                                                7.5         32.9
                                                                                   -----------   ----------
        Net cash used in investing activities                                           (702.3)      (599.3)
                                                                                   -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of
        Long-term debt                                                                   231.7        155.6
        Guaranteed preferred beneficial interests in
           Corporation's subordinated notes                                              242.1           -
        Common stock and stock options                                                    49.2          6.0
     Payments for the redemption of
        Long-term debt                                                                  (107.0)      (205.1)
        Preferred and preference stock                                                  (180.4)         -
     Net change in notes payable and commercial paper                                   (177.4)        75.8
     Dividends paid                                                                     (406.3)      (308.4)
     Other                                                                                 2.2        (52.1)
                                                                                   -----------   ----------
        Net cash used in financing activities                                           (345.9)      (328.2)
                                                                                   -----------   ----------
     Net decrease in cash and cash equivalents                                           (80.2)       (52.1)
     Cash received from business acquisitions                                             34.5          -
     Cash and cash equivalents at beginning of period                                    109.4        166.0
                                                                                   ===========   ==========
     Cash and cash equivalents at end of period                                         $ 63.7      $ 113.9
                                                                                   ===========   ==========
Supplemental Disclosures
     Cash paid for interest (net of amount capitalized)                                $ 231.9      $ 232.4
     Cash paid for income taxes                                                        $ 314.8      $ 203.4

                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                             June 30,     December 31,
                                                                              1998            1997
                                                                           (Unaudited)
                                                                           -----------    -----------
ASSETS
Current Assets
     Cash and cash equivalents                                                   $ 63.7       $ 109.4
     Receivables                                                                1,993.3       2,280.8
     Inventory                                                                    521.7         440.1
     Current portion of natural gas transition costs                               66.0          66.9
     Current portion of purchased capacity costs                                   89.5          76.2
     Unrealized gains on mark to market transactions                            1,833.3         551.3
     Other                                                                        118.3         160.5
                                                                            -----------   -----------
        Total current assets                                                    4,685.8       3,685.2
                                                                            -----------   -----------
Investments and Other Assets
     Investments in affiliates                                                    756.7         685.9
     Nuclear decommissioning trust funds                                          551.3         471.1
     Pre-funded pension costs                                                     347.5         337.5
     Goodwill, net                                                                506.1         503.6
     Notes receivable                                                             235.7         239.6
     Unrealized gains on mark to market transactions                              246.7          65.5
     Other                                                                        177.5         144.4
                                                                            -----------   -----------
        Total investments and other assets                                      2,821.5       2,447.6
                                                                            -----------   -----------
Property, Plant and Equipment
     Cost                                                                      26,057.2      25,448.1
     Less accumulated depreciation and amortization                            10,155.7       9,712.2
                                                                            -----------   -----------
        Net property, plant and equipment                                      15,901.5      15,735.9
                                                                            -----------   -----------
Regulatory Assets and Deferred Debits
     Purchased capacity costs                                                     698.0         759.4
     Debt expense                                                                 241.4         253.1
     Regulatory asset related to income taxes                                     508.5         511.0
     Natural gas transition costs                                                 167.4         193.7
     Environmental clean-up costs                                                  95.2         103.6
     Other                                                                        309.8         339.3
                                                                            -----------   -----------
        Total regulatory assets and deferred debits                             2,020.3       2,160.1
                                                                            -----------   -----------



     Total Assets                                                            $ 25,429.1    $ 24,028.8
                                                                            ===========   ===========


                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                            June 30,     December 31,
                                                                              1998          1997
                                                                           (Unaudited)
                                                                           -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                         $ 1,153.0     $ 1,669.7
     Notes payable and commercial paper                                           199.0         169.5
     Taxes accrued                                                                269.5         124.8
     Interest accrued                                                             111.8         111.2
     Current portion of natural gas transition liabilities                         21.1          35.0
     Current portion of environmental clean-up liabilities                         28.2          26.4
     Current maturities of long-term debt                                         175.6          77.3
     Unrealized losses on mark to market transactions                           1,861.2         537.8
     Other (Note 7)                                                               681.7         523.5
                                                                            -----------   -----------
        Total current liabilities                                               4,501.1       3,275.2
                                                                            -----------   -----------
Long-term Debt                                                                  6,419.8       6,530.0
                                                                            -----------   -----------
Deferred Credits and Other Liabilities
     Deferred income taxes                                                      3,683.8       3,706.5
     Investment tax credit                                                        249.5         256.7
     Nuclear decommissioning costs externally funded                              551.3         471.1
     Natural gas transition liabilities                                            65.6          78.4
     Environmental clean-up liabilities                                           146.5         157.6
     Unrealized losses on mark to market transactions                             214.7          50.3
     Other                                                                        893.1         967.0
                                                                            -----------   -----------
        Total deferred credits and other liabilities                            5,804.5       5,687.6
                                                                            -----------   -----------
Minority Interests                                                                210.2         168.3
                                                                            -----------   -----------
 Guaranteed Preferred Beneficial Interests
     in Corporation's Subordinated Notes                                          581.3         339.0
                                                                            -----------   -----------
Preferred and Preference Stock
     Preferred and preference stock with sinking fund requirements                124.0         149.0
     Preferred and preference stock without sinking fund requirements             208.9         340.0
                                                                            -----------   -----------
        Total preferred and preference stock                                      332.9         489.0
                                                                            -----------   -----------
Common Stockholders' Equity
     Common stock, no par, 500 million shares authorized; 360.9 million and 359.8 million shares outstanding at June 30, 1998 and December 31,
        1997, respectively                                                      4,325.1       4,283.7
     Retained earnings                                                          3,254.2       3,256.0
                                                                            -----------   -----------
        Total common stockholders' equity                                       7,579.3       7,539.7
                                                                            -----------   -----------
     Total Liabilities and Stockholders' Equity                              $ 25,429.1    $ 24,028.8
                                                                            ===========   ===========


                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

Duke Energy Corporation (the Corporation) is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the United States and abroad. The Corporation provides these services through its four business segments: Electric Operations, Natural Gas Transmission, Energy Services and Parent and Other Operations.

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

Parent and Other Operations include the real estate operations of Crescent Resources, Inc. and communications services. Corporate costs and intersegment eliminations are also included in the financial results of this segment.

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

2. EARNINGS PER COMMON SHARE

Common stock options, which are common stock equivalents, had a dilutive effect on earnings per share and increased the weighted average number of common shares outstanding for dilutive purposes by 1.2 million and 1.9 million for the quarters ended June 30, 1998 and 1997, respectively, and 1.1 million and 1.9 million for the six months ended June 30, 1998 and 1997, respectively. The weighted average number of common shares outstanding for dilutive purposes was
361.7 million for the quarters ended June 30, 1998 and 1997, and 361.4 million and 361.6 million for the six months ended June 30, 1998 and 1997, respectively. The increase in weighted average number of common shares outstanding as a result of the common stock options exerciseable is partially offset by the number of shares purchased with the proceeds of the options.

3. BUSINESS SEGMENTS

Business segment financial information follows for the three and six months ended June 30, 1998 and 1997. Parent and Other Operations include intersegment eliminations.

----------------------------------------------------------------------------------------------------
                                                            Earnings
                                                             Before    Depreciation   Capital and
                                       Total    Operating   Interest       and         Investment
IN MILLIONS                           Revenues    Income    and Taxes  Amortization   Expenditures
-----------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1998
--------------------------------
Electric Operations                  $ 1,134.4    $ 338.4    $ 362.1     $ 130.1         $ 138.5
Natural Gas Transmission                 367.4      141.9      147.6        56.5            51.4
Energy Services
   Field Services                        728.6       12.6       12.8        19.9            61.2
   Trading and Marketing               1,726.6       14.4       14.8         2.3             0.8
   Global Asset Development               60.1       10.7       14.9         3.4            20.0
   Other Energy Services                 135.6        1.9        2.0         1.8             8.9
   Energy Services' Eliminations        (136.3)        -          -           -               -
                                     -----------------------------------------------------------
        Total Energy   Services        2,514.6       39.6       44.5        27.4            90.9
Parent and Other Operations               (2.7)      28.9       28.2         9.5            42.5
                                     -----------------------------------------------------------
        Total Consolidated           $ 4,013.7   $  548.8    $ 582.4     $ 223.5         $ 323.3
================================================================================================

--------------------------------
Three Months Ended June 30, 1997
--------------------------------
Electric Operations                   $  998.9   $  244.2   $  270.6    $  124.2         $ 177.0
Natural Gas Transmission                 371.3      137.8      144.7        57.3            59.8
Energy Services
   Field Services                        697.9       31.8       31.9        17.4            32.5
   Trading and Marketing               1,072.5        4.1        4.2         1.6             2.3
   Global Asset Development               29.5       (5.0)       4.5         2.2             8.3
   Other Energy Services                  87.4        6.0        5.9         1.0            23.6
   Energy Services' Eliminations        (127.7)        -          -           -               -
                                      ----------------------------------------------------------
      Total Energy Services            1,759.6       36.9       46.5        22.2            66.7
Parent and Other Operations              (17.0)     (66.9)     (54.8)        1.7            40.0
                                      ----------------------------------------------------------
      Total Consolidated             $ 3,112.8 $    352.0   $  407.0    $  205.4         $ 343.5
================================================================================================

-----------------------------------------------------------------------------------------------------
                                                             Earnings                     Capital
                                                              Before     Depreciation       and
                                       Total     Operating   Interest        and         Investment
IN MILLIONS                          Revenues     Income    and Taxes    Amortization   Expenditures
-----------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1998
-------------------------------
Electric Operations                 $ 2,170.0    $ 693.1     $ 740.3       $ 259.9        $ 239.7
Natural Gas Transmission                777.1      341.8       356.4         114.4          124.0
Energy Services
   Field Services                     1,398.2       29.1        60.5          39.0          130.7
   Trading and Marketing              3,738.5       26.7        27.5           4.4            1.6
   Global Asset Development              97.5       16.0        24.0           5.8          104.5
   Other Energy Services                250.8        9.3         9.4           3.3           12.6
   Energy Services' Eliminations       (281.9)        -           -             -              -
                                   -----------------------------------------------------------------
        Total Energy Services         5,203.1       81.1       121.4          52.5          249.4
Parent and Other Operations             (21.7)      41.2        42.2          18.9           96.7
                                   -----------------------------------------------------------------
        Total Consolidated          $ 8,128.5   $1,157.2    $1,260.3       $ 445.7        $ 709.8
====================================================================================================
-------------------------------
Six Months Ended June 30, 1997
-------------------------------
Electric Operations                 $ 2,039.3   $  560.5     $ 616.2       $ 247.3        $ 319.8
Natural Gas Transmission                809.2      333.7       350.7         114.5           75.7
Energy Services
   Field Services                     1,470.1       82.6        82.8          34.9           74.3
   Trading and Marketing              2,702.0       33.7        34.3           2.9            4.3
   Global Asset Development              50.7       (5.4)        4.6           4.5           21.6
   Other Energy Services                171.8        9.8         4.7           2.1           24.6
   Energy Services' Eliminations       (315.3)        -           -             -              -
                                  ----------------------------------------------------------------
      Total Energy Services           4,079.3      120.7       126.4          44.4          124.8
Parent and Other Operations             (29.2)     (52.9)      (42.0)          3.2          111.9
                                  ----------------------------------------------------------------
   Total Consolidated               $ 6,898.6   $  962.0    $1,051.3       $ 409.4        $ 632.2
==================================================================================================

----------------------------------------------------
                                Identifiable Assets
                             ------------------------
                                          December
                              June 30,       31,
IN MILLIONS                     1998        1997
----------------------------------------------------
Electric Operations         $  13,028.7 $  12,958.5
Natural Gas Transmission        4,981.6     5,088.9
Energy Services
   Field Services               1,874.7     1,979.8
   Trading and Marketing        3,010.6     1,857.3
   Global Asset Development     1,151.7       987.6
   Other Energy Services          254.2       223.2
   Energy Services' Eliminations (110.8)     (169.1)
                            ------------------------
      Total Energy Services     6,180.4     4,878.8
Parent and Other Operations     1,238.4     1,102.6
                            ========================
      Total Consolidated    $  25,429.1 $  24,028.8
====================================================

4. GUARANTEED  PREFERRED  BENEFICIAL  INTERESTS IN CORPORATION'S  SUBORDINATED
NOTES

On June 1, 1998, Duke Capital Financing Trust I (the Trust) issued $250 million of its 7 3/8% trust preferred securities, at a $7.9 million discount, representing preferred undivided beneficial interests in the assets of the Trust. Payment of distributions on such preferred securities is guaranteed by Duke Capital Corporation (Duke Capital), a subsidiary of the Corporation, but only to the extent the Trust has funds legally and immediately available to make such distributions. The Trust is a statutory business trust, of which Duke Capital owns all the common securities, established for the purpose of issuing and selling such preferred securities and investing the gross proceeds in the 7 3/8% Series A Junior Subordinated Notes of Duke Capital due March 31, 2038.

5.  PREFERRED STOCK

During February 1998, the Corporation completed its tender offer to purchase a maximum of 50% of the outstanding shares of six of its preferred issues, purchasing 2.4 million shares of its preferred stock for $180.4 million.

6.  COMMITMENTS AND CONTINGENCIES

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

On September 26, 1997, the judge presiding over the Amerada Hess contract matter issued a summary judgment in favor of TETCO. Amerada Hess subsequently filed a notice of appeal of the summary judgment. On July 7, 1998, the Fifth Circuit Court of Appeals affirmed the lower court's judgment in favor of TETCO. In August 1998, Amerada Hess and TETCO entered into an agreement terminating the Amerada Hess Contract effective June 30, 1998. Management is of the opinion that this matter was resolved on terms favorable to the Corporation.

On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against Panhandle Eastern Pipe Line Company (PEPL), a subsidiary of the Corporation, in the U.S. District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' contracts with third parties, the plaintiffs seek compensatory and punitive damages. Based on information currently available to the Corporation, the Corporation believes the resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Corporation.

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

7.  COMMON STOCK DIVIDENDS DECLARED

On April 16, 1998 and June 17, 1998, the Corporation's board of directors declared second and third quarter dividends of $0.55 per share per quarter, for a total of $1.10 per share of dividends declared during the quarter ended June 30, 1998. During the quarter ended June 30, 1997, second quarter dividends of $0.40 per share were declared.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

INTRODUCTION

Duke Energy Corporation (the Corporation) is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the United States and abroad. The Corporation provides these services through its four business segments: Electric Operations, Natural Gas Transmission, Energy Services and Parent and Other Operations.

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

Parent and Other Operations include the real estate operations of Crescent Resources, Inc. (Crescent Resources) and communications services. Corporate costs and intersegment eliminations are also included in the financial results of this segment.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements of the Corporation.

RESULTS OF OPERATIONS

For the quarter ended June 30, 1998, earnings available for common stockholders was $274.4 million, or $0.76 per share. For the comparable 1997 period, earnings available to common stockholders was $157.6 million, or $0.43 per share. The 74% increase in earnings available for common stockholders is primarily due to increased electric sales resulting from warm weather conditions and the absence of 1997 merger-related costs.

For the six months ended June 30, 1998, earnings available for common stockholders was $588.0 million, or $1.63 per share, net of an extraordinary item of $8.0 million, or $0.02 per share. For the six months ended June 30, 1997, earnings available to common stockholders was $458.2 million, or $1.27 per share. The 28% increase in earnings available for common stockholders is primarily due to increased electric sales due to warmer weather in the spring of 1998 and the absence of 1997 merger-related costs. This increase was partially offset by an extraordinary item in the first quarter of 1998 resulting from premiums paid associated with a debt refinancing at TEPPCO Partners, L.P. (TEPPCO) and a 1997 gain on the sale of the Corporation's interest in Midland Cogeneration Venture.

Operating income for the quarter ended June 30, 1998 increased to $548.8 million compared to $352.0 million for the same period in 1997. Earnings before interest and taxes (EBIT) were $582.4 million and $407.0 million for the quarter ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, operating income increased $195.2 million, to $1,157.2 million from the same period in 1997, and earnings before interest and taxes increased $209.0 million, to $1,260.3 million from the same period in 1997. Operating income and earnings before interest and taxes, excluding the effect of a $31.2 million gain on an asset sale by Field Services in the first quarter of 1998, are not materially different, and are affected by the same fluctuations for the Corporation and each of its business segments. Earnings before interest and taxes by business segment are summarized below, and the explanation of these results by business segment are discussed thereafter.

Earnings Before Interest and Taxes by Business Segment:

-------------------------------------------------------------------------
                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                -----------------------------------------
IN MILLIONS                        1998      1997      1998       1997
-------------------------------------------------------------------------

Electric Operations             $  362.1  $  270.6  $  740.3  $   616.2
Natural Gas Transmission           147.6     144.7     356.4      350.7
Energy Services
    Field Services                  12.8      31.9      60.5       82.8
    Trading and Marketing           14.8       4.2      27.5       34.3
    Global Asset Development        14.9       4.5      24.0        4.6
    Other Energy Services            2.0       5.9       9.4        4.7
                                -----------------------------------------
       Total Energy Services        44.5      46.5     121.4      126.4
Crescent Resources                  42.3      15.7      64.7       37.9
Parent and Other Operations        (14.1)    (70.5)    (22.5)     (79.9)
                                -----------------------------------------

  Total Corporation             $  582.4  $  407.0  $1,260.3  $ 1,051.3
=========================================================================

Included in the amounts discussed below are intercompany transactions that do not have a material impact on consolidated earnings before interest and taxes.

ELECTRIC OPERATIONS

-------------------------------------------------------------------------
                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                -----------------------------------------
DOLLARS IN MILLIONS               1998      1997      1998       1997
-------------------------------------------------------------------------

Operating Revenues              $1,134.4  $ 998.9 $2,170.0   $2,039.3
Operating Expenses                 796.0    754.7  1,476.9    1,478.8
                                -----------------------------------------
  Operating Income                 338.4    244.2    693.1      560.5
Other Income, Net                   23.7     26.4     47.2       55.7
                                -----------------------------------------
  EBIT                          $  362.1  $ 270.6 $  740.3   $  616.2
                                =========================================
  Volumes, GWh Sales A            20,730   18,178   40,094     36,562
  -----------------------------------------------------------------------
A  Gigawatt-hour sales

For the quarter ended June 30, 1998, earnings before interest and taxes for Electric Operations increased 34% compared to the same period in 1997, primarily due to a 14.0% increase in gigawatt-hour sales. Sales to weather-sensitive customers increased significantly for the period as compared to the prior year quarter, with sales to residential and general service customers up 18.5% and 10.8%, respectively, primarily due to hot weather conditions. Sales to industrial customers increased 2.2% over the prior year quarter, with textile sales up 4.6%. The reliability and availability of Electric Operations' generating facilities also contributed to the increase in earnings before interest and taxes for the quarter ended June 30, 1998. The increase in earnings before interest and taxes was partially offset by an increase in nuclear expenses due primarily to maintenance work performed during refueling outages at the Oconee Nuclear Station.

For the six months ended June 30, 1998, earnings before interest and taxes for Electric Operations increased to $740.3 million from $616.2 million for the same period in 1997, primarily due to a 9.7% increase in gigawatt-hour sales, partially offset by an increase in nuclear expenses due primarily to maintenance work performed during refueling outages. Sales to residential and general service customers increased 10.3% and 8.1%, respectively, over the same period in 1997, primarily due to hot weather conditions. For the six months ended June 30, 1998, sales to industrial customers increased 2.8% over the comparable period in 1997, with textile sales up 4.8%.

On July 6, 1998, the Corporation filed an application for a 20-year renewal of its Oconee Nuclear Station's operating license, a 40-year license granted by the Nuclear Regulatory Commission in 1973. The license renewal process could take as many as three to five years to complete.

NATURAL GAS TRANSMISSION
-------------------------------------------------------------------------
                               Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                -----------------------------------------
DOLLARS IN MILLIONS               1998      1997       1998      1997
-------------------------------------------------------------------------
Operating Revenues              $ 367.4  $  371.3    $ 777.1   $ 809.2
Operating Expenses                225.5     233.5      435.3     475.5
                                -----------------------------------------
  Operating Income                141.9     137.8      341.8     333.7
Other Income, Net                   5.7       6.9       14.6      17.0
                                =========================================
  EBIT                          $ 147.6  $  144.7    $ 356.4   $ 350.7
                                =========================================
Volumes, TBtu A                     591       644      1,369     1,486
-------------------------------------------------------------------------
A Trillion British thermal units

For the quarter ended June 30, 1998, earnings before interest and taxes for the Natural Gas Transmission segment increased slightly compared to the same period in 1997. Earnings before interest and taxes for the Northeast Pipelines increased $4.0 million for the quarter ended June 30, 1998 compared to the prior year quarter, primarily as a result of increases in market expansion projects.

Earnings before interest and taxes for the Midwest Pipelines decreased slightly for the quarter ended June 30, 1998 compared to the prior year quarter, primarily due to the favorable resolution of certain regulatory matters in 1997, partially offset by lower operating expenses in 1998.

For the six months ended June 30, 1998, earnings before interest and taxes for the Natural Gas Transmission segment increased $5.7 million over the comparable period in 1997. Earnings before interest and taxes for the Northeast Pipelines increased $27.1 million for the six months ended June 30, 1998 compared to the same period in 1997, primarily as a result of a favorable state property tax ruling and increases in market expansion projects in 1998, partially offset by a decrease in throughput as a result of mild winter weather, and a one-time charge for severance costs during the first quarter of 1997.

For the six months ended June 30, 1998, earnings before interest and taxes for the Midwest Pipelines decreased $21.4 million compared to the same period in 1997, primarily due to the favorable resolution of certain regulatory matters in 1997, partially offset by lower operating expenses in the first six months of 1998.

ENERGY SERVICES

Earnings before interest and taxes for Energy Services decreased slightly for the quarter ended June 30, 1998 compared to the prior year quarter. For the six months ended June 30, 1998, earnings before interest and taxes for Energy Services decreased $5.0 million compared to the same period in 1997. For the quarter and six months ended June 30, 1998, the change in earnings before interest and taxes from the prior year comparable periods was primarily driven by the results of operations of Field Services, Trading and Marketing and Global Asset Development.

FIELD SERVICES
-------------------------------------------------------------------------
                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                -----------------------------------------
DOLLARS IN MILLIONS                1998      1997       1998      1997
-------------------------------------------------------------------------

Operating Revenues              $  728.6  $  697.9  $1,398.2  $ 1,470.1
Operating Expenses                 716.0     666.1   1,369.1    1,387.5
                                -----------------------------------------
  Operating Income                  12.6      31.8      29.1       82.6
Other Income, Net                    0.2       0.1      31.4        0.2
                                -----------------------------------------
  EBIT                          $   12.8  $   31.9  $   60.5   $   82.8
                                =========================================
Volumes
Natural Gas
Gathered/Processed, TBtu/d A         3.7       3.4       3.7        3.4
NGL Production, MBbl/d B           112.8     108.5     109.6      107.3
-------------------------------------------------------------------------
A Trillion British thermal units per day
B Thousand barrels per day

Earnings before interest and taxes for Field Services decreased 60% for the quarter ended June 30, 1998 compared to the same period in 1997, primarily due to a decrease in average NGL prices of approximately $0.05 per gallon, or 16%, from the prior year quarter.

For the six months ended June 30, 1998, earnings before interest and taxes for Field Services decreased 27% compared to the same period in 1997, primarily due to a decrease in average NGL prices of approximately $0.08 per gallon, or 22%, partially offset by a $31.2 million gain on the sale of two NGL fractionation facilities in the first quarter of 1998, which is included in other income and expenses.

TRADING AND MARKETING
-------------------------------------------------------------------------
                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                -----------------------------------------
DOLLARS IN MILLIONS               1998      1997       1998      1997
-------------------------------------------------------------------------
Operating Revenues              $1,726.6  $1,072.5  $3,738.5   $2,702.0
Operating Expenses               1,712.2   1,068.4   3,711.8    2,668.3
                                -----------------------------------------
  Operating Income                  14.4       4.1      26.7       33.7
Other Income, Net                    0.4       0.1       0.8        0.6
                                -----------------------------------------
     EBIT                        $  14.8  $    4.2  $   27.5   $   34.3
                                =========================================
Volumes
Natural Gas Marketed, TBtu/d         7.2       5.5       7.5        6.1
Electricity Marketed, GWh A       19,534     5,560     43,426     9,353
-------------------------------------------------------------------------
A Gigawatt-hours

Earnings before interest and taxes for Trading and Marketing increased $10.6 million for the quarter ended June 30, 1998 compared with the same period in 1997. The increase results primarily from increased trading margins and increased gas and power volumes marketed, partially offset by lower natural gas margin rates. Electricity volumes marketed increased primarily as a result of acquiring 100% ownership of the Duke/Louis Dreyfus, L.L.C. joint venture in June 1997.

For the six months ended June 30, 1998, earnings before interest and taxes for Trading and Marketing decreased $6.8 million compared with the same period in 1997. The decline results primarily from lower natural gas margin rates partially offset by increased trading margins and increased volumes. Electricity volumes marketed increased primarily as a result of acquiring 100% ownership of the Duke/Louis Dreyfus, L.L.C. joint venture in June 1997.

GLOBAL ASSET DEVELOPMENT

For the quarter and six months ended June 30, 1998, earnings before interest and taxes for Global Asset Development increased $10.4 million and $19.4 million, respectively, over the comparable periods in 1997, primarily due to expansions and acquisitions.

PARENT AND OTHER OPERATIONS

For the quarter and six months ended June 30, 1998, earnings before interest and taxes for Crescent Resources increased $26.6 million and $26.8 million, respectively, over the comparable prior year periods, primarily as a result of a gain on land sales in the Jocassee Gorges region of South Carolina and increased project and lake lot sales.

For the quarter and six months ended June 30, 1998, earnings before interest and taxes for Parent and Other Operations, excluding Crescent Resources, increased $56.4 million and $57.4 million, respectively, over the comparable prior year periods, primarily as a result of the absence of merger-related costs in 1997, partially offset by a 1997 gain on the sale of the Corporation's interest in the Midland Cogeneration Venture.

OTHER IMPACTS ON EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS

For the quarter and six months ended June 30, 1998, interest expense increased 10% and 8%, respectively, over the comparable 1997 periods due to higher average debt balances outstanding.

For the quarter and six months ended June 30, 1998, minority interests increased $14.9 million and $19.8 million, respectively, over the comparable 1997 periods, primarily as a result of dividends incurred during 1998 for the Corporation's trust preferred securities, $350 million of which were issued in December 1997 and $250 million of which were issued in June 1998. See further discussion of the June 1998 issuance of trust preferred securities in the Liquidity and Capital Resources section of Management's Discussion and Analysis.

During the quarter ended June 30, 1998, the Corporation recognized a tax benefit of $11.9 million related to the excess of fair market value over the sales price of the land in the Jocassee Gorges region of South Carolina sold by Crescent Resources to the State of South Carolina.

In January 1998, TEPPCO, in which the Corporation has a 10% ownership interest, redeemed certain First Mortgage Notes. The Corporation recorded a non-cash extraordinary item of $8 million, net of income tax of $5.1 million, related to its share of costs of the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW

For the six months ended June 30, 1998, operating cash flows increased $92.6 million compared to the same period in 1997 primarily as a result of increased net income and changes in working capital.

On April 28, 1998, Texas Eastern Transmission Corporation (TETCO), a subsidiary of the Corporation, filed with the FERC a proposed settlement to accelerate recovery of natural gas transition costs and to reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. TETCO reviewed the condition of its natural gas pipeline facilities and current maintenance practices, and concluded that extension of the useful lives was appropriate. The proposed settlement reduces customer rates as a result of the reduced depreciation expense offset by the accelerated recovery of natural gas transition costs. On June 26, 1998, the FERC issued a procedural order on the settlement requesting certain additional information which was subsequently provided by TETCO on July 13, 1998. Currently, the settlement is unopposed and pending further Commission action.

TETCO anticipates implementation of the proposed settlement sometime in the second half of 1998. The proposed settlement is not expected to have a material effect on the net results of operations or financial position of the

Corporation. As a result of the proposed settlement, cash flows from operations are not expected to change for the first two years after implementation due to the offsetting effect on customer rates of the reduced depreciation expense and increased recovery of natural gas transition costs. Once the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease during 2001 through 2003 by an estimated total of $270 million.

INVESTING CASH FLOW

For the six months ended June 30, 1998, capital and investment expenditures were $709.8 million, an increase of $77.6 million over the same period in 1997. This increase was primarily due to business expansion for the Natural Gas Transmission and the Energy Services segments, specifically Field Services and Global Asset Development. These increases were offset by decreased expenditures for Electric Operations, primarily as a result of steam generator replacements at certain of the Corporation's nuclear plants in 1997.

On July 1, 1998, Global Asset Development completed the purchase of three electric generating stations in California from Pacific Gas & Electric Company for $501 million. The plants have a combined capacity of 2,645 megawatts.

Proceeds from the sales of two NGL fractionation facilities to TEPPCO were $40 million in 1998. Proceeds from the sales of the Corporation's ownership in operations in the United Kingdom and its equity interests in certain affiliates were $85 million in 1997.

FINANCING CASH FLOW

The Corporation's consolidated capital structure at June 30, 1998, including short-term debt, was 44.4% debt, 2.2% preferred stock, 49.6% common equity and 3.8% trust preferred securities. Fixed charges coverage, using the SEC method, was 4.7 times and 4.1 times for the six months ended June 30, 1998 and 1997, respectively.

The Corporation's commercial paper facilities consist of $1.25 billion for Duke Energy Corporation and $1.25 billion for Duke Capital Corp. (Duke Capital), a wholly owned subsidiary of the Corporation. The Corporation's bank credit facilities totaled $2.6 billion and $2.7 billion at June 30, 1998 and December 31, 1997, respectively, of which $2.5 billion supported the commercial paper facilities at both June 30, 1998 and December 31, 1997. At June 30, 1998, $1.8 billion of commercial paper and $100.0 million under the bank credit facilities were outstanding.

In February 1998, the Corporation completed its tender offer to purchase a maximum of 50% of the outstanding shares of six of its preferred issues, purchasing 2.4 million shares of its preferred stock for $180.4 million.

In order to reduce the Corporation's future need for additional financing, the Corporation's board of directors adopted a dividend policy in June 1998 that will target 50% of earnings paid out in dividends on the Corporation's common stock. Currently, approximately 65% of earnings are paid out in dividends. The Corporation will maintain dividends at the current quarterly rate of $0.55 per share until the target payout ratio is reached.

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

In connection with the Corporation's plans to access the capital markets, Duke Capital filed a $1 billion shelf registration statement, which was declared effective by the Securities and Exchange Commission on May 13, 1998. Subsequently, financing was obtained under this shelf registration statement on June 1, 1998, when Duke Capital Financing Trust I (the Trust), a business trust which is treated as a subsidiary of the Corporation for financial reporting purposes, issued $250 million of its 7 3/8% trust preferred securities, at a $7.9 million discount, representing preferred undivided beneficial interests in the assets of the Trust. Payment of distributions on such preferred securities is guaranteed by Duke Capital, but only to the extent the Trust has funds legally and immediately available to make such distributions. The Trust's assets consist of an investment of approximately $258 million in Duke Capital 7 3/8% Series A Junior Subordinated Notes due 2038.

Additional financing was obtained under the $1 billion shelf registration statement on July 20, 1998, when Duke Capital issued $250 million Series A
6 1/4% Senior Notes due 2005 and $150 million Series B 6 3/4% Senior Notes due 2018. In connection with the issuance of these Senior Notes, Duke Capital entered into Treasury Rate Lock Agreements during the second quarter to partially hedge its position. The hedge transactions had a notional amount of $250 million and were settled on July 15, 1998 resulting in a net payment of $4.1 million.

CHANGES FOR THE YEAR 2000

In 1996, the Corporation initiated a program to address Year 2000 readiness issues relating to computer and process control systems, equipment and devices. Many of these systems, equipment and devices are now Year 2000 ready or have been scheduled for replacement in the Corporation's ongoing systems plans. The Corporation is continuing its assessment of Year 2000 impacts across its business and operations, including its customer and vendor base, and continues to develop and implement remediation plans using established processes to avoid adverse impacts of Year 2000 on its business and operations. Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Total cost of the program, including internal labor as well as incremental costs such as consulting and contract costs, is expected to be approximately $65 million, of which a substantial portion has been spent as of June 30, 1998. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

Based on assessments completed to date, compliance plans in process and contingency planning efforts, management is of the opinion that the Year 2000 issue, including the cost of making its critical systems, equipment and devices ready, will not have a material adverse effect on the Corporation's business operations or consolidated results of operations or financial position.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In June 1998, a subsidiary of the Corporation received a Compliance Order and Assessment of Civil Penalty from the Colorado Department of Public Health and Environment related to air quality permit violations at the Greeley Fractionator Plant. The Corporation was assessed a civil penalty of $137,000 and noncompliance penalties in an amount yet to be determined but not expected to exceed $100,000. On July 6, 1998, the Corporation filed an appeal of the Compliance Order and Assessment of Civil Penalty, and a resolution of the matter has not been reached.

Two environmental administrative proceedings are underway before the Missouri Department of Natural Resources and the Illinois Environmental Protection Agency, respectively, relating to two natural gas compressor stations, that could result in fines in excess of $100,000 each.

Management is of the opinion that the resolution of these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Corporation.

For information concerning litigation and other contingencies, see Note 6 to the Consolidated Financial Statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Duke Energy Corporation Annual Meeting of Shareholders on April 16, 1998, the shareholders elected Ann Maynard Gray, Dennis R. Hendrix, Harold S. Hook, W.W. Johnson and Russell M. Robinson, II as Class I directors with terms expiring in 2001; Paul M. Anderson and Leo E. Linbeck, Jr. as Class II directors with terms expiring in 1999; and William T. Esrey as a Class III director with a term expiring in 2000. The shareholders also voted to ratify the selection of Deloitte & Touche LLP to act as independent auditors to make an examination of the Corporation's accounts for the year 1998. The shareholders approved the Duke Energy Corporation 1998 Long-Term Incentive Plan with 290,430,040 votes for the plan, 21,588,369 votes against the plan and 3,235,422 votes abstaining. The Duke Energy Short-Term Incentive Plan was approved by the shareholders, with 296,354,618 votes for the plan, 15,252,505 votes against the plan and 3,646,708 votes abstaining.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits
      (27)   Financial   Data   Schedule   (included  in   electronic   filing
only)

 (b)    Reports on Form 8-K
      The Corporation filed no reports on Form 8-K during the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DUKE ENERGY CORPORATION

August 13, 1998                           /s/  Richard J. Osborne
                                         ------------------------
                                         Richard J. Osborne
                                         Executive Vice President and
                                         Chief Financial Officer


August 13, 1998                           /s/  Jeffrey L. Boyer
                                         ----------------------
                                         Jeffrey L. Boyer
                                         Vice President and Corporate Controller