Form 10-Q
period 1998-09-30
DUKE ENERGY CORP
filed 1998-11-13
CIK 30371

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended September 30, 1998        Commission File Number 1-4928



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

Number of shares of Common Stock, without par value, outstanding at October 31,
1998...............................................................361,973,623

===============================================================================

                             DUKE ENERGY CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                      INDEX

Item                                                                      Page
                                                                          ----
                          PART I. FINANCIAL INFORMATION

1. Financial Statements...................................................1
      Consolidated  Statements  of  Income  for the Three  and
          Nine  Months Ended September 30, 1998 and 1997..................1
      Consolidated  Statements  of Cash Flows for the Nine Months Ended
          September 30, 1998 and 1997.....................................2
      Consolidated Balance Sheets as of September 30, 1998 and
          December 31, 1997...............................................3
      Notes to Consolidated Financial Statements..........................5
2. Management's Discussion and Analysis of Results of Operations
      and Financial Condition............................................11

                           PART II. OTHER INFORMATION

1. Legal Proceedings.....................................................20
4. Submission of Matters to a Vote of Security Holders...................20
5. Other Information.....................................................20
6. Exhibits and Reports on Form 8-K......................................21

   Signatures............................................................22

                                    PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
                                       DUKE ENERGY CORPORATION
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)
                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                         Three Months Ended       Nine Months Ended
                                                           September 30              September 30
                                                      -----------------------   -----------------------
                                                        1998         1997         1998         1997
                                                      ----------   ----------   ----------   ---------

OPERATING REVENUES
     Sales, trading and marketing of natural gas
       and petroleum products                         $ 1,846.1    $ 2,032.0    $ 5,706.7    $ 5,666.4
     Transportation and storage of natural gas            367.8        360.5      1,092.2      1,128.7
     Generation, transmission and distribution of
       electricity                                      1,429.5      1,261.1      3,562.8      3,268.3
     Trading and marketing of electricity               1,421.3        984.9      2,376.0      1,179.9
     Other                                                233.5        182.1        689.0        475.9
                                                      ----------   ----------   ----------   ----------
        Total operating revenues                        5,298.2      4,820.6     13,426.7     11,719.2
                                                      ----------   ----------   ----------   ----------

OPERATING EXPENSES
     Natural gas and petroleum products purchased       1,766.3      1,968.7      5,430.8      5,354.2
     Fuel used in electric generation                     243.4        208.5        590.2        547.0
     Net interchange and purchased power                1,469.1      1,055.0      2,564.9      1,413.0
     Other operation and maintenance                      659.4        673.3      1,904.4      1,932.4
     Depreciation and amortization                        238.4        213.5        684.1        622.9
     Property and other taxes                              95.8         95.3        269.3        281.4
                                                      ----------   ----------   ----------   ----------
        Total operating expenses                        4,472.4      4,214.3     11,443.7     10,150.9
                                                      ----------   ----------   ----------   ----------

OPERATING INCOME                                          825.8        606.3      1,983.0      1,568.3
                                                      ----------   ----------   ----------   ----------

OTHER INCOME AND EXPENSES
     Deferred returns and allowance for funds
       used during construction                            22.2         24.6         68.3         88.0
     Other, net                                            22.9          1.3         79.9         27.2
                                                      ----------   ----------   ----------   ----------
        Total other income and expenses                    45.1         25.9        148.2        115.2
                                                      ----------   ----------   ----------   ----------

EARNINGS BEFORE INTEREST AND TAXES                        870.9        632.2      2,131.2      1,683.5
INTEREST EXPENSE                                          138.7        120.6        385.1        349.8
MINORITY INTERESTS                                         30.0         (1.6)        62.1         10.7
                                                      ----------   ----------   ----------   ----------

EARNINGS BEFORE INCOME TAXES                              702.2        513.2      1,684.0      1,323.0
INCOME TAXES                                              273.5        203.7        647.7        533.2
                                                      ----------   ----------   ----------   ----------

INCOME BEFORE EXTRAORDINARY ITEM                          428.7        309.5      1,036.3        789.8
EXTRAORDINARY ITEM (NET OF TAX)                               -            -         (8.0)           -
                                                      ----------   ----------   ----------   ----------

NET INCOME                                                428.7        309.5      1,028.3        789.8
                                                      ----------   ----------   ----------   ----------

DIVIDENDS AND PREMIUMS ON REDEMPTIONS OF
     PREFERRED AND PREFERENCE STOCK                         4.9         11.1         16.5         33.2
                                                      ----------   ----------   ----------   ----------

EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS              $ 423.8      $ 298.4    $ 1,011.8      $ 756.6
                                                      ==========   ==========   ==========   ==========

COMMON STOCK DATA
     Average shares outstanding                           361.2        359.9        360.6        359.8
     Earnings per share (before extraordinary item)
        Basic                                            $ 1.18       $ 0.83       $ 2.83       $ 2.10
        Diluted                                          $ 1.17       $ 0.83       $ 2.82       $ 2.09
     Earnings per share
        Basic                                            $ 1.18       $ 0.83       $ 2.81       $ 2.10
        Diluted                                          $ 1.17       $ 0.83       $ 2.80       $ 2.09
     Dividends per share (Note 10)                          $ -       $ 0.55       $ 1.65       $ 1.35

                           See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                   Nine Months Ended
                                                                                     September 30
                                                                                ------------------------
                                                                                   1998         1997
                                                                                -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $ 1,028.3      $ 789.8
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                   808.5        730.7
     Deferred income taxes                                                           (20.0)        43.0
     Purchased capacity levelization                                                  65.1         39.9
     (Increase) Decrease in
        Receivables                                                                 (288.3)      (356.5)
        Inventory                                                                    (72.5)       (35.7)
        Other current assets                                                          10.2         19.0
     Increase (Decrease) in
        Accounts payable                                                              (2.1)       114.8
        Taxes accrued                                                                323.9        310.7
        Interest accrued                                                              (7.2)       (18.9)
        Other current liabilities                                                    (27.1)       (89.0)
     Other, net                                                                      (62.6)         5.3
                                                                                -----------  -----------
        Net cash provided by operating activities                                  1,756.2      1,553.1
                                                                                -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                         (1,602.3)      (904.4)
     Investment expenditures                                                        (236.1)      (366.6)
     Decommissioning, retirements and other                                           43.3         29.0
                                                                                -----------  -----------
        Net cash used in investing activities                                     (1,795.1)    (1,242.0)
                                                                                -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of
        Long-term debt                                                               775.4        623.7
        Guaranteed preferred beneficial interests in
           Corporation's subordinated notes                                          581.4            -
        Common stock and stock options                                                91.2         11.6
     Payments for the redemption of
        Long-term debt                                                              (230.6)      (357.9)
        Common stock                                                                     -        (17.4)
        Preferred and preference stock                                              (180.4)           -
     Net change in notes payable and commercial paper                               (102.6)      (172.8)
     Dividends paid                                                                 (609.9)      (517.5)
     Other                                                                            15.3          5.3
                                                                                -----------  -----------
        Net cash provided by (used in) financing activities                          339.8       (425.0)
                                                                                -----------  -----------

     Net increase (decrease) in cash and cash equivalents                            300.9       (113.9)
     Cash received from business acquisitions                                         37.9            -
     Cash and cash equivalents at beginning of period                                109.4        166.0
                                                                                -----------  -----------
     Cash and cash equivalents at end of period                                    $ 448.2       $ 52.1
                                                                                ===========  ===========

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest (net of amount capitalized)                            $ 372.5      $ 365.4
     Cash paid for income taxes                                                    $ 433.6      $ 250.9


                 See Notes to Consolidated Financial Statements.

                                       DUKE ENERGY CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                                            (In millions)


                                                                                September 30,  December 31,
                                                                                  1998            1997
                                                                                (Unaudited)
                                                                                ----------      ----------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                  $   448.2      $   109.4
     Receivables                                                                  2,585.8        2,280.8
     Inventory                                                                      521.2          440.1
     Current portion of natural gas transition costs                                100.0           66.9
     Current portion of purchased capacity costs                                     94.3           76.2
     Unrealized gains on mark to market transactions                                769.7          551.3
     Other                                                                          168.1          160.5
                                                                                ----------     ----------
        Total current assets                                                      4,687.3        3,685.2
                                                                                ----------     ----------

INVESTMENTS AND OTHER ASSETS
     Investments in affiliates                                                      783.4          685.9
     Nuclear decommissioning trust funds                                            499.1          471.1
     Pre-funded pension costs                                                       354.5          337.5
     Goodwill, net                                                                  504.3          503.6
     Notes receivable                                                               236.1          239.6
     Unrealized gains on mark to market transactions                                368.3           65.5
     Other                                                                          213.6          144.4
                                                                                ----------     ----------
        Total investments and other assets                                        2,959.3        2,447.6
                                                                                ----------     ----------

PROPERTY, PLANT AND EQUIPMENT
     Cost                                                                        26,885.1       25,448.1
     Less accumulated depreciation and amortization                              10,249.2        9,712.2
                                                                                ----------     ----------
        Net property, plant and equipment                                        16,635.9       15,735.9
                                                                                ----------     ----------

REGULATORY ASSETS AND DEFERRED DEBITS
     Purchased capacity costs                                                       676.2          759.4
     Debt expense                                                                   235.9          253.1
     Regulatory asset related to income taxes                                       506.6          511.0
     Natural gas transition costs                                                   106.6          193.7
     Environmental clean-up costs                                                    91.1          103.6
     Other                                                                          285.0          339.3
                                                                                ----------     ----------
        Total regulatory assets and deferred debits                               1,901.4        2,160.1
                                                                                ----------     ----------





     Total Assets                                                               $ 26,183.9     $ 24,028.8
                                                                                ==========     ==========

                           See Notes to Consolidated Financial Statements.

                                       DUKE ENERGY CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                                            (In millions)


                                                                                September 30,  December 31,
                                                                                  1998            1997
                                                                                (Unaudited)
                                                                                ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                           $ 1,679.5    $ 1,669.7
     Notes payable and commercial paper                                             416.9        169.5
     Taxes accrued                                                                  449.1        124.8
     Interest accrued                                                               104.0        111.2
     Current portion of natural gas transition liabilities                              -         35.0
     Current portion of environmental clean-up liabilities                           14.3         26.4
     Current maturities of long-term debt and preferred stock                       275.3         77.3
     Unrealized losses on mark to market transactions                               775.8        537.8
     Other                                                                          505.9        523.5
                                                                                ----------   ----------
        Total current liabilities                                                 4,220.8      3,275.2
                                                                                ----------   ----------

LONG-TERM DEBT                                                                    6,613.6      6,530.0
                                                                                ----------   ----------

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                                                        3,701.4      3,706.5
     Investment tax credit                                                          245.7        256.7
     Nuclear decommissioning costs externally funded                                499.1        471.1
     Natural gas transition liabilities                                               4.0         78.4
     Environmental clean-up liabilities                                             150.0        157.6
     Unrealized losses on mark to market transactions                               341.5         50.3
     Other                                                                          878.3        967.0
                                                                                ----------   ----------
        Total deferred credits and other liabilities                              5,820.0      5,687.6
                                                                                ----------   ----------

MINORITY INTERESTS                                                                  251.4        168.3
                                                                                ----------   ----------

GUARANTEED PREFERRED BENEFICIAL INTERESTS
     IN CORPORATION'S SUBORDINATED NOTES                                            920.4        339.0
                                                                                ----------   ----------

PREFERRED AND PREFERENCE STOCK
     Preferred and preference stock with sinking fund requirements                  104.0        149.0
     Preferred and preference stock without sinking fund requirements               208.9        340.0
                                                                                ----------   ----------
        Total preferred and preference stock                                        312.9        489.0
                                                                                ----------   ----------

Common Stockholders' Equity
     Common stock, no par, 500 million shares authorized; 361.7 million and
        359.8 million shares outstanding at September 30, 1998 and December 31,
        1997, respectively                                                        4,365.2      4,283.7
     Retained earnings                                                            3,679.6      3,256.0
                                                                                ----------   ----------
        Total common stockholders' equity                                         8,044.8      7,539.7
                                                                                ----------   ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 26,183.9   $ 24,028.8
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

2. EARNINGS PER COMMON SHARE

Common stock options, which are common stock equivalents, had a dilutive effect on earnings per share and increased the weighted average number of common shares outstanding for dilutive purposes by 1.3 million and 1.5 million for the quarters ended September 30, 1998 and 1997, respectively, and 1.2 million and
1.6 million for the nine months ended September 30, 1998 and 1997, respectively. The weighted average number of common shares outstanding for dilutive purposes was 362.5 million and 361.4 million for the quarters ended September 30, 1998 and 1997, respectively, and 361.8 million and 361.4 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in weighted average number of common shares outstanding for dilutive purposes as a result of the common stock options exerciseable is partially offset by the number of shares assumed purchased with the proceeds of the options.

3. BUSINESS SEGMENTS

Business segment financial information follows for the three and nine months ended September 30, 1998 and 1997. Parent and Other Operations include intersegment eliminations.

----------------------------------------------------------------------------------------

                                                   Earnings                     Capital
                                                    Before    Depreciation        and
                                Total  Operating  Interest        and         Investment
In Millions                   Revenues  Income    and Taxes   Amortization  Expenditures
-----------------------------------------------------------------------------------------
Three Months Ended
September 30, 1998
----------------------------
Electric Operations         $1,437.7  $  561.7     $  590.5     $  130.2       $  145.9
Natural Gas Transmission       375.3     170.6        177.7         58.0           77.5
Energy Services
   Field Services              725.5       9.3          7.9          20.4          74.3
   Trading and Marketing     2,754.3      30.9         31.6           2.9           2.3
   Global Asset Development    110.8      25.1         33.4          13.4         724.4
   Other Energy Services       127.5       5.5          5.9           4.0          26.8
   Energy Services'
     Eliminations             (209.9)      -            -              -            -
                            -----------------------------------------------------------
     Total Energy Services   3,508.2      70.8         78.8          40.7         827.8
Parent and Other Operations    (23.0)     22.7         23.9           9.5          77.4
                            -----------------------------------------------------------
    Total Consolidated      $5,298.2  $  825.8     $  870.9      $  238.4      $1,128.6
 ======================================================================================

----------------------------
Three Months Ended
September 30, 1997
----------------------------
Electric Operations         $1,278.9  $  431.4      $ 453.6       $ 124.8      $  176.0
Natural Gas Transmission       365.5     132.0        134.6          57.3          72.5
Energy Services
   Field Services              738.7      36.1         36.1          17.9          30.1
   Trading and Marketing     2,437.5      (6.2)        (5.4)          1.9           3.8
   Global Asset Development     29.5       2.0          2.1           1.9          31.7
   Other Energy Services        96.6       4.7          4.7           1.3           7.7
   Energy Services'
     Eliminations             (125.8)       -           -             -             -
                            -----------------------------------------------------------
      Total Energy Services  3,176.5      36.6         37.5          23.0          73.3
Parent and Other Operations     (0.3)      6.3          6.5           8.4         317.0
                            -----------------------------------------------------------
   Total Consolidated       $4,820.6   $ 606.3      $ 632.2       $ 213.5      $  638.8
=======================================================================================

---------------------------------------------------------------------------------------

                                                Earnings                     Capital
                                                 Before     Depreciation        and
                             Total   Operating  Interest         and        Investment
In Millions                 Revenues  Income    and Taxes   Amortization   Expenditures
---------------------------------------------------------------------------------------
Nine Months Ended
September 30, 1998
----------------------------
Electric Operations         $3,607.7  $1,254.8     $1,330.8      $  390.1      $  385.6
Natural Gas Transmission     1,152.4     512.4        534.1         172.4         201.5
Energy Services
   Field Services            2,123.7      38.4         68.4          59.4         205.0
   Trading and Marketing     6,492.8      57.6         59.1           7.3           3.9
   Global Asset Development    208.3      41.1         57.4          19.2         828.9
   Other Energy Services       378.3      14.8         15.3           7.3          39.4
   Energy Services'
     Eliminations             (491.8)      -           -              -        -
                            -----------------------------------------------------------
Total Energy Services        8,711.3     151.9        200.2          93.2       1,077.2
Parent and Other Operations    (44.7)     63.9         66.1          28.4         174.1
                            -----------------------------------------------------------
   Total Consolidated      $13,426.7  $1,983.0    $ 2,131.2       $ 684.1     $ 1,838.4
=======================================================================================

----------------------------
Nine Months Ended
September 30, 1997
----------------------------
Electric Operations         $3,318.2  $  991.9     $1,069.8       $ 372.1      $  495.8
Natural Gas Transmission     1,174.7     465.7        485.3         171.8         148.2
Energy Services
   Field Services            2,208.8     118.7        118.9          52.8         104.4
   Trading and Marketing     5,139.5      27.5         28.9           4.8           8.1
   Global Asset Development     80.2      (3.4)         6.7           6.4          53.3
   Other Energy Services       268.4      14.5          9.4           3.4          32.3
   Energy Services'
     Eliminations             (441.1)      -            -             -             -
                            -----------------------------------------------------------
      Total Energy Services  7,255.8     157.3        163.9          67.4         198.1
Parent and Other Operations    (29.5)    (46.6)       (35.5)         11.6         428.9
                            -----------------------------------------------------------
   Total Consolidated      $11,719.2  $1,568.3     $1,683.5       $ 622.9      $1,271.0
=======================================================================================


-----------------------------------------------------------
                                     Identifiable Assets
                            -------------------------------
                                   September 30, December 31,
In Millions                            1998        1997
-----------------------------------------------------------
Electric Operations                 $ 13,153.5  $  12,958.5
Natural Gas Transmission               4,966.6      5,088.9
Energy Services
   Field Services                      1,963.0      1,979.8
   Trading and Marketing               2,580.0      1,857.3
   Global Asset Development            1,883.8        987.6
   Other Energy Services                 319.1        223.2
   Energy Services'Eliminations          (61.8)      (169.1)
                            -------------------------------
      Total Energy Services            6,684.1      4,878.8
Parent and Other Operations            1,379.7      1,102.6
                            -------------------------------
   Total Consolidated               $ 26,183.9  $  24,028.8
===========================================================


4.  Regulatory Matters

Two California electric generating plants, Moss Landing and Oakland, sell electricity under the terms of Reliability Must Run (RMR) Agreements with the California Independent System Operator (ISO), which purchases electricity at FERC regulated rates. The Corporation has not received final approval from the FERC with respect to the electric rates charged by the two plants, and, therefore, the rates are subject to partial refund. Management is of the opinion that the final resolution of this matter will not have a material adverse effect on the consolidated results of operations or financial position of the Corporation.

On August 29, 1998, the FERC approved a settlement filed by Texas Eastern Transmission Corporation (TETCO), a subsidiary of the Corporation, which will accelerate recovery of natural gas transition costs and reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. The Corporation reviewed the condition of its natural gas pipeline facilities and current maintenance practices, and concluded that extension of the useful lives was appropriate. These facilities have a book value of approximately $1.8 billion, net of accumulated depreciation of $2.6 billion. The weighted average rate of depreciation will be approximately 1.25%. Implementation of the settlement began October 1, 1998, and a rate moratorium will be in effect until 2004. The settlement reduces customer rates as a result of the reduced depreciation expense offset by the accelerated recovery of natural gas transition costs. The settlement is not expected to have a material effect on the net results of operations or financial position of the Corporation.

5. PROPERTY, PLANT AND EQUIPMENT

On July, 1, 1998, a subsidiary of the Corporation purchased three electric generating stations in California for $501 million from Pacific Gas & Electric Company. These power plants have a combined capacity of 2,645 megawatts. Two of the three plants, Moss Landing and Oakland, are subject to the terms of RMR Agreements with the California ISO.

6. Long-term Debt

On July 20, 1998, Duke Capital Corporation (Duke Capital), a wholly owned subsidiary of the Corporation, issued $250 million Series A 6 1/4% Senior Notes due 2005 and $150 million Series B 6 3/4% Senior Notes due 2018.

7. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S SUBORDINATED NOTES

On June 1, 1998, Duke Capital Financing Trust I (Trust I) issued $250 million of its 7 3/8% trust preferred securities, at a $7.9 million discount, representing preferred undivided beneficial interests in the assets of Trust I. On September 15, 1998, Duke Capital Financing Trust II (Trust II) issued $350 million of its 7 3/8% trust preferred securities, at an $11.0 million discount, representing preferred undivided beneficial interests in the assets of Trust II. Payment of distributions on these preferred securities is guaranteed by Duke Capital, but only to the extent the trusts have funds legally and immediately available to make such distributions. The trusts are statutory business trusts, of which Duke Capital owns all the common securities. Trust I was established for the purpose of issuing and selling preferred securities and investing the gross proceeds in the 7 3/8% Series A Junior Subordinated Notes of Duke Capital due March 31, 2038. Trust II was established for the purpose of issuing and selling preferred securities and investing the gross proceeds in the 7 3/8% Series B Junior Subordinated Notes of Duke Capital due June 30, 2038.

8.  PREFERRED AND PREFERENCE STOCK

During February 1998, the Corporation completed its tender offer to purchase a maximum of 50% of the outstanding shares of six of its preferred stock issues, purchasing 2.4 million shares of its preferred stock for $180.4 million.

9.  COMMITMENTS AND CONTINGENCIES

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

In the normal course of business, certain of the Corporation's affiliates enter into various contracts, including agreements for debt, natural gas transmission service and construction contracts, which contain certain schedule and performance requirements. Such affiliates use risk management techniques to mitigate their exposure associated with such contracts. The Corporation and certain of its subsidiaries have financial and/or performance guarantees under some of these contracts.

Management is of the opinion that these commitments and contingencies will not have a material adverse effect on the consolidated results of operations or the financial position of the Corporation.

10.  COMMON STOCK DIVIDENDS DECLARED

On June 17, 1998, the Corporation's board of directors declared third quarter dividends of $0.55 per share for the quarter. During the third quarter of 1998, no dividends were declared. During the quarter ended September 30, 1997, third quarter dividends of $0.55 per share were declared.

11.   SUBSEQUENT EVENT

The Corporation, through its wholly owned subsidiaries, PanEnergy Corp (PanEnergy) and Texas Eastern Corporation (TEC), entered into a Stock Purchase Agreement between PanEnergy, TEC and CMS Energy

Corporation (CMS Energy) dated October 31, 1998. Pursuant to the agreement, PEPL, Trunkline Gas Company and the storage related to those systems (collectively, the PEPL Companies), along with Trunkline LNG Company (Trunkline
LNG), will be sold to CMS Energy. The sales price of $2.2 billion involves a cash payment of $1.9 billion and existing PEPL debt of approximately $300 million. While certain assets and liabilities will be retained, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances, management is of the opinion that these assets and liabilities will not have a material adverse effect on the consolidated results of operations or financial position of the Corporation. The sale will result in an after tax gain of approximately $700 million and is contingent upon completion of due diligence and receipt of clearances under the Hart-Scott-Rodino Act. Closing is anticipated in January 1999.

Total assets of the PEPL Companies and Trunkline LNG were $1.3 billion at September 30, 1998. Combined operating results of the PEPL Companies and Trunkline LNG, excluding intercompany transactions, are as follows:

----------------------------------------------------
                                 Nine Months Ended
                                   September 30,
                                --------------------
IN MILLIONS                        1998      1997
----------------------------------------------------
Operating Revenues              $  323.1  $  354.7
Operating Expenses                 204.1     221.5
                                --------------------
  Operating Income                 119.0     133.2
Other Income, Net                   10.2      11.4
                                ---------------------
    Earnings Before
     Interest and Taxes         $  129.2  $  144.6
====================================================

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 1998, earnings available for common stockholders was $423.8 million, or $1.18 per share. For the comparable 1997 period, earnings available to common stockholders was $298.4 million, or $0.83 per share. The 42.0% increase in earnings available for common stockholders was primarily due to increased electric sales and energy marketing activities, the favorable resolution of gas supply realignment cost issues, expansions and acquisitions and the absence of 1997 severance costs. These increases were partially offset by decreased NGL prices and increased interest expense and minority interest expense.

For the nine months ended September 30, 1998, earnings available for common stockholders was $1,011.8 million, or $2.81 per share, net of an extraordinary item of $8.0 million, or $0.02 per share. For the nine months ended September 30, 1997, earnings available to common stockholders was $756.6 million, or $2.10 per share. The 33.7% increase in earnings available for common stockholders was primarily due to increased electric sales and energy marketing activities, expansions and acquisitions, gains on sales of assets and the absence of 1997 merger and severance costs. These increases were partially offset by decreased NGL prices and increased interest expense and minority interest expense.

Operating income for the quarter ended September 30, 1998 increased to $825.8 million compared to $606.3 million for the same period in 1997. Earnings before interest and taxes (EBIT) were $870.9 million and $632.2 million for the quarters ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, operating income increased $414.7 million, to $1,983.0 million from the same period in 1997, and earnings before interest and taxes increased $447.7 million, to $2,131.2 million from the same period in 1997. Operating income and earnings before interest and taxes, excluding the effect of a $31.2 million gain on an asset sale by Field Services in the first quarter of 1998, are not materially different, and are affected by the same fluctuations for the Corporation and each of its business segments. Earnings before interest and taxes by business segment are summarized below, and the explanation of these results by business segment are discussed thereafter.

EARNINGS BEFORE INTEREST AND TAXES BY BUSINESS SEGMENT:

-------------------------------------------------------------------------
                                Three Months Ended   Nine Months Ended
                                  September 30,        September 30,
                                -----------------------------------------
IN MILLIONS                       1998      1997      1998       1997
-------------------------------------------------------------------------
Electric Operations             $  590.5  $  453.6  $  1,330.8   $1,069.8
Natural Gas Transmission           177.7     134.6       534.1      485.3
Energy Services
    Field Services                   7.9      36.1        68.4      118.9
    Trading and Marketing           31.6      (5.4)       59.1       28.9
    Global Asset Development        33.4       2.1        57.4        6.7
    Other Energy Services            5.9       4.7        15.3        9.4
                                -----------------------------------------
       Total Energy Services        78.8      37.5       200.2      163.9
Crescent Resources                  32.8      34.1        97.5       72.0
Parent and Other Operations         (8.9)    (27.6)      (31.4)    (107.5)
                                -----------------------------------------
  Total Corporation             $  870.9  $  632.2  $  2,131.2   $1,683.5
=========================================================================

Included in the amounts discussed below are intercompany transactions that do not have a material impact on consolidated earnings before interest and taxes.

ELECTRIC OPERATIONS

-------------------------------------------------------------------------
                                Three Months Ended   Nine Months Ended
                                  September 30,        September 30,
                                -----------------------------------------
DOLLARS IN MILLIONS               1998      1997      1998       1997
-------------------------------------------------------------------------
Operating Revenues              $1,437.7  $1,278.9  $3,607.7   $3,318.2
Operating Expenses                 876.0     847.5   2,352.9    2,326.3
                                -----------------------------------------
  Operating Income                 561.7     431.4   1,254.8      991.9
Other Income, Net                   28.8      22.2      76.0       77.9
                                -----------------------------------------
  EBIT                          $  590.5  $  453.6  $1,330.8   $1,069.8
                                =========================================

 Volumes, GWh Sales(a)           23,365     21,704    63,458    58,265
 ------------------------------------------------------------------------
(a)  Gigawatt-hour sales

For the quarter ended September 30, 1998, earnings before interest and taxes for Electric Operations increased 30.2% compared to the same period in 1997, primarily due to a 7.7% increase in gigawatt-hour sales and non-recurring 1997 severance costs. Sales to weather-sensitive customers increased significantly for the period as compared to the prior year quarter, with sales to residential and general service customers up 13.3% and 8.0%, respectively, primarily due to warm weather conditions. Electric Operations reached an all-time peak load of 17,465 megawatts on July 22, 1998, the third peak load of the summer, during exceptionally warm summer weather. Also contributing to the increase in earnings before interest and taxes were increased bulk power marketing activities. The increase in earnings before interest and taxes was partially offset by a decrease in total industrial sales of 1.8%, with textile sales down 5.2%.

For the nine months ended September 30, 1998, earnings before interest and taxes for Electric Operations increased to $1,330.8 million from $1,069.8 million for the same period in 1997, primarily due to an 8.9% increase in gigawatt-hour sales and non-recurring 1997 severance costs. Sales to residential and general service customers increased 11.5% and 8.1%, respectively, over the same period in 1997, primarily due to warm weather conditions. For the nine months ended September 30, 1998, sales to industrial customers increased slightly over the comparable period in 1997, with textile sales up 1.2%. Also contributing to the increase in earnings before interest and taxes were increased bulk power marketing activities. Partially offsetting the increase in earnings before interest and taxes were increased nuclear expenses due primarily to maintenance work performed during refueling outages.

NATURAL GAS TRANSMISSION

-------------------------------------------------------------------------
                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                                -----------------------------------------
DOLLARS IN MILLIONS               1998      1997       1998      1997
-------------------------------------------------------------------------
Operating Revenues              $   375.3 $   365.5 $  1,152.4  $ 1,174.7
Operating Expenses                  204.7     233.5      640.0      709.0
                                -----------------------------------------
  Operating Income                  170.6     132.0      512.4      465.7
Other Income, Net                     7.1       2.6       21.7       19.6
                                -----------------------------------------
  EBIT                          $   177.7 $   134.6   $  534.1  $   485.3
                                =========================================

Volumes, TBtu (a)                     527       593      1,896      2,079
-------------------------------------------------------------------------
(a) Trillion British thermal units

For the quarter ended September 30, 1998, earnings before interest and taxes for the Natural Gas Transmission segment increased 32.0% compared to the same period in 1997. Earnings before interest and taxes for the Northeast Pipelines increased $30.0 million for the quarter ended September 30, 1998 compared to the prior year quarter, primarily as a result of the favorable resolution of gas supply realignment cost issues. Earnings before interest and taxes for the Midwest Pipelines increased $13.1 million for the quarter ended September 30, 1998 compared to the prior year quarter, primarily due to lower operating expenses in 1998.

For the nine months ended September 30, 1998, earnings before interest and taxes for the Natural Gas Transmission segment increased $48.8 million over the comparable period in 1997. Earnings before interest and taxes for the Northeast Pipelines increased $57.1 million for the nine months ended September 30, 1998 compared to the same period in 1997, primarily as a result of the favorable resolution of gas supply realignment cost issues and state property tax rulings, increased market expansion projects and non-recurring 1997 severance costs. These increases were partially offset by a decrease in throughput primarily as a result of mild winter weather.

For the nine months ended September 30, 1998, earnings before interest and taxes for the Midwest Pipelines decreased slightly compared to the same period in 1997, primarily due to the favorable resolution of certain regulatory matters in 1997, which was reflected as additional revenue and other income, partially offset by lower operating expenses in 1998.

ENERGY SERVICES

Earnings before interest and taxes for Energy Services increased $41.3 million to $78.8 million in the quarter ended September 30, 1998 compared to the prior year quarter. For the nine months ended September 30, 1998, earnings before interest and taxes for Energy Services increased $36.3 million to $200.2 million compared to the same period in 1997. For the quarter and nine months ended September 30, 1998, the increase in earnings before interest and taxes is primarily due to increased earnings of Trading and Marketing and Global Asset Development, partially offset by decreased earnings of Field Services.

Field Services

-------------------------------------------------------------------------
                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                -----------------------------------------
DOLLARS IN MILLIONS               1998      1997       1998      1997
-------------------------------------------------------------------------
Operating Revenues              $  725.5  $  738.7  $  2,123.7   $2,208.8
Operating Expenses                 716.2     702.6     2,085.3    2,090.1
                                -----------------------------------------
  Operating Income                   9.3      36.1        38.4      118.7
Other Income, Net                   (1.4)      -          30.0        0.2
                                -----------------------------------------
  EBIT                          $    7.9  $   36.1     $  68.4   $  118.9
                                =========================================

Volumes
Natural Gas Gathered/Processed,
  TBtu/d(a)                          3.7       3.4       3.7        3.4
Natural Gas Delivered, TBtu/d        0.5       0.4       0.5        0.4
NGL Production, MBbl/d(b)          115.4     109.7     111.5      108.1
-------------------------------------------------------------------------
(a) Trillion British thermal units per day
(b) Thousand barrels per day

Earnings before interest and taxes for Field Services decreased $28.2 million for the quarter ended September 30, 1998 compared to the same period in 1997, primarily due to a decrease in average NGL prices of approximately $0.10 per gallon, or 29%, from the prior year quarter.

For the nine months ended September 30, 1998, earnings before interest and taxes for Field Services decreased $50.5 million compared to the same period in 1997, primarily due to a decrease in average NGL prices of approximately $0.09 per gallon, or 25%, and increased operating expenses due to growth. The decrease in earnings before interest and taxes was partially offset by a $31.2 million gain on the sale of two NGL fractionation facilities in the first quarter of 1998, which was included in other income and expenses.

TRADING AND MARKETING

-------------------------------------------------------------------------
                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                -----------------------------------------
DOLLARS IN MILLIONS               1998      1997       1998      1997
-------------------------------------------------------------------------
Operating Revenues              $2,754.3  $2,437.5  $  6,492.8   $5,139.5
Operating Expenses               2,723.4   2,443.7     6,435.2    5,112.0
                                -----------------------------------------
  Operating Income                  30.9      (6.2)       57.6       27.5
Other Income, Net                    0.7       0.8         1.5        1.4
                                -----------------------------------------
    EBIT                        $   31.6  $   (5.4) $     59.1   $   28.9
                                =========================================

Volumes
Natural Gas Marketed, TBtu/d         7.5       7.6         7.5        6.6
Electricity Marketed, GWh (a)     37,000    36,422      80,426     45,775
-------------------------------------------------------------------------
(a) Gigawatt-hours

Earnings before interest and taxes for Trading and Marketing increased $37.0 million for the quarter ended September 30, 1998 compared with the same period in 1997. The increase results primarily from increased electricity and natural gas margin rates and increased risk trading margins.

For the nine months ended September 30, 1998, earnings before interest and taxes for Trading and Marketing increased $30.2 million compared with the same period in 1997. The increase results primarily from increased electricity and natural gas volumes marketed, increased electricity margin rates and increased risk trading margins, partially offset by decreased natural gas margin rates. Electricity volumes marketed increased primarily as a result of acquiring 100% ownership of the Duke/Louis Dreyfus, L.L.C. (D/LD) joint venture in June 1997.

GLOBAL ASSET DEVELOPMENT

-------------------------------------------------------------------------
                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                -----------------------------------------
IN MILLIONS                         1998      1997       1998      1997
-------------------------------------------------------------------------
Operating Revenues              $  110.8  $   29.5  $  208.3   $   80.2
Operating Expenses                  85.7      27.5     167.2       83.6
                                -----------------------------------------
  Operating Income                  25.1       2.0      41.1       (3.4)
Other Income, Net                    8.3       0.1      16.3       10.1
                                -----------------------------------------
    EBIT                          $ 33.4    $  2.1    $ 57.4     $  6.7
=========================================================================

Earnings before interest and taxes for Global Asset Development increased $31.3 million for the quarter ended September 30, 1998 compared with the same period in 1997. The increase results primarily from business expansion and acquisitions which include the July 1, 1998 purchase of three electric generating stations in California from Pacific Gas & Electric Company (PG&E), the December 1997 acquisition of an indirect 32.5% ownership interest in American Ref-Fuel Company, and the completion of Phase I of Bridgeport Energy, a 520-megawatt combined cycle natural gas fired merchant generation plant, of which the Corporation is the majority owner.

For the nine months ended September 30, 1998, earnings before interest and taxes for Global Asset Development increased $50.7 million compared with the same period in 1997. The increase results primarily from business expansion and acquisitions, including the July 1, 1998 acquisition of three electric generating stations in California from PG&E and the December 1997 acquisition of an indirect 32.5% ownership interest in American Ref-Fuel Company.

PARENT AND OTHER OPERATIONS

For the quarter ended September 30, 1998, earnings before interest and taxes for Crescent Resources decreased slightly compared to the same period in 1997. For the nine months ended September 30, 1998, earnings before interest and taxes for Crescent Resources increased $25.5 million, primarily as a result of a gain on land sales in the Jocassee Gorges region of South Carolina and increased project and lake lot sales.

For the quarter ended September 30, 1998, earnings before interest and taxes for Parent and Other Operations, excluding Crescent Resources, increased $18.7 million over the same period in 1997, primarily as a result of 1997 costs incurred for consolidation of the trading and marketing function and restructuring of contracts. For the nine months ended September 30, 1998, earnings before interest and taxes for Parent and Other Operations, excluding Crescent Resources, increased $76.1 million over the same period in 1997, primarily as a result of the absence of 1997 merger-related costs, partially offset by a 1997 gain on the sale of the Corporation's interest in the Midland Cogeneration Venture.

OTHER IMPACTS ON EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS

For the quarter and nine months ended September 30, 1998, interest expense increased 15.0% and 10.1%, respectively, over the comparable 1997 periods due to higher average debt balances outstanding.

For the quarter and nine months ended September 30, 1998, minority interests increased $31.6 million and $51.4 million, respectively, over the comparable 1997 periods, which includes dividends incurred during 1998 for the Corporation's trust preferred securities, of which $350 million were issued in December 1997 and $250 million and $350 million were issued in June 1998 and September 1998, respectively. See further discussion of the 1998 issuances of trust preferred securities in the Liquidity and Capital Resources section of Management's Discussion and Analysis.

During the second quarter of 1998, the Corporation recognized a tax benefit of $11.9 million related to the excess of fair market value over the sales price of the land in the Jocassee Gorges region of South Carolina sold by Crescent Resources to the State of South Carolina.

In January 1998, TEPPCO Partners, L.P. (TEPPCO), in which the Corporation has a 10% ownership interest, redeemed certain First Mortgage Notes. The Corporation recorded a non-cash extraordinary item of $8.0 million, net of income tax of $5.1 million, related to its share of costs of the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOW

On August 29, 1998, the FERC approved a settlement from Texas Eastern Transmission Corporation (TETCO), a subsidiary of the Corporation, which will accelerate recovery of natural gas transition costs and reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. The order was effective October 1, 1998 and includes a rate moratorium until 2004. Cash flows from operations are not expected to change for the first two years after implementation due to the offsetting effect on customer rates of the reduced depreciation expense and increased recovery of natural gas transition costs. Once the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease during 2001 through 2003 by an estimated total of $270 million. For more information concerning the settlement, see Note 4 to the Consolidated Financial Statements.

INVESTING CASH FLOW

For the nine months ended September 30, 1998, capital and investment expenditures were $1,838.4 million, an increase of $567.4 million over the same period in 1997. This increase was primarily due to business expansion by Global Asset Development, which included the $501 million purchase in July 1998 of three electric generating stations in California from PG&E. Business expansion by Natural Gas Transmission and Field Services also contributed to the increase in capital and investment expenditures. These increases were partially offset by decreased expenditures for Electric Operations, primarily as a result of steam generator replacements at certain of the Corporation's nuclear plants in 1997, and by Trading and Marketing's acquisition of the remaining 50% ownership of the D/LD joint venture in June 1997.

During the quarter ended September 30, 1998, the first phase of Bridgeport Energy, a $265 million, 520-megawatt combined cycle natural gas fired merchant generation plant of which the Corporation is the majority owner, was completed. Phase I represents a 340-megawatt single cycle facility. Phase II of the project, which will provide an additional 180 megawatts, is scheduled for completion in mid-1999.

On October 1, 1998, Global Asset Development broke ground on Maine Independence Station, a $221 million, 520-megawatt combined cycle natural gas fired merchant generation plant in Maine. The project is scheduled to begin producing power in the summer of 2000.

Proceeds from the sales of two NGL fractionation facilities to TEPPCO were $40 million in 1998. Proceeds from the sales of the Corporation's ownership in operations in the United Kingdom and its equity interests in certain affiliates were $85 million in 1997.

FINANCING CASH FLOW

The Corporation's consolidated capital structure at September 30, 1998, including short-term debt, was 43.9% debt, 5.6% trust preferred securities, 2.0% preferred stock and 48.5% common equity. Fixed charges coverage, using the SEC method, was 5.0 times and 4.3 times for the nine months ended September 30, 1998 and 1997, respectively.

The Corporation's commercial paper facilities consist of $1.25 billion for Duke Energy Corporation and $1.55 billion for Duke Capital Corporation (Duke Capital), a wholly owned subsidiary of the Corporation. On August 24,

1998, Duke Capital renewed its 364-day bank credit facility and increased the amount available from $300.0 million to $600.0 million. At September 30, 1998 and December 31, 1997, the Corporation's bank credit facilities totaled $2.9 billion and $2.7 billion, respectively, of which $2.8 billion and $2.5 billion supported the commercial paper facilities at September 30, 1998 and December 31, 1997, respectively. At September 30, 1998, $1.8 billion of commercial paper and $100.0 million under the bank credit facilities were outstanding.

In February 1998, the Corporation completed its tender offer to purchase a maximum of 50% of the outstanding shares of six of its preferred stock issues, purchasing 2.4 million shares of its preferred stock for $180.4 million.

In order to maintain financial flexibility and reduce the Corporation's growth-related financing requirements, the Corporation's board of directors adopted a dividend policy in June 1998 that will target 50% of earnings paid out in dividends on the Corporation's common stock. Prior to the adoption of the policy, approximately 65% of earnings were paid out in dividends. The board of directors intends to maintain dividends at the current quarterly rate of $0.55 per share until the target payout ratio is reached.

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

In connection with the Corporation's plans to access the capital markets, Duke Capital filed a $1 billion shelf registration statement, which was declared effective by the Securities and Exchange Commission on May 13, 1998. Subsequently, financing was obtained under this shelf registration statement on June 1, 1998, when Duke Capital Financing Trust I (Trust I) issued $250 million of its 7 3/8% trust preferred securities, at a $7.9 million discount, representing preferred undivided beneficial interests in the assets of Trust I. Additional financing was obtained under the shelf registration statement on September 15, 1998, when Duke Capital Financing Trust II (Trust II) issued $350 million of its 7 3/8% trust preferred securities, at an $11.0 million discount, representing preferred undivided beneficial interests in the assets of Trust II. Trust I and Trust II are business trusts which are treated as subsidiaries of the Corporation for financial reporting purposes. Payment of distributions on the trust preferred securities is guaranteed by Duke Capital, but only to the extent the trusts have funds legally and immediately available to make such distributions. Trust I's assets consist of an investment of approximately $258 million in Duke Capital's 7 3/8% Series A Junior Subordinated Notes due 2038. Trust II's assets consist of an investment of approximately $361 million in Duke Capital's 7 3/8% Series B Junior Subordinated Notes due 2038.

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

CURRENT ISSUES

DISPOSITIONS

The Corporation, through its wholly owned subsidiaries, PanEnergy Corp (PanEnergy) and Texas Eastern Corporation (TEC), entered into a Stock Purchase Agreement between PanEnergy, TEC and CMS Energy Corporation (CMS Energy) dated October 31, 1998. Pursuant to the agreement, the Corporation will sell Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company and the storage related to those systems, along with the Trunkline LNG Company, to CMS Energy. The purchase price of $2.2 billion involves a cash payment of $1.9 billion and existing PEPL debt of approximately $300 million. While certain assets and liabilities will be retained, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances, management is of the opinion that these assets and liabilities will not have a material adverse effect on the consolidated results of operations or financial position of the Corporation. The sale will result in an after tax gain of approximately $700 million and is contingent upon completion of due diligence and receipt of clearances under the

Hart-Scott-Rodino Act. Closing is anticipated in January 1999. For additional information, see Note 11 to the Consolidated Financial Statements.

REGULATORY MATTERS

On July 6, 1998, the Corporation filed an application for a 20-year renewal of its Oconee Nuclear Station's operating license, a 40-year license granted by the Nuclear Regulatory Commission in 1973. The license renewal process could take as many as three to five years to complete.

On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) on short-term natural gas transportation services, which proposed an integrated package of revisions to its regulations governing interstate natural gas pipelines. "Short term" has been defined in the NOPR as all transactions of less than one year. Under the proposed approach, cost-based regulation would be eliminated for short-term transportation and replaced by regulatory policies intended to maximize competition in the short-term transportation market, mitigate the ability of companies to exercise residual monopoly power, and provide opportunities for greater flexibility providing pipeline services. The proposed changes include initiatives to revise pipeline scheduling procedures, receipt and delivery point policies, and penalty policies; require pipelines to auction short-term capacity; improve the FERC's reporting requirements; permit pipelines to negotiate rates and terms of services; and revise certain rate and certificate policies that affect competition.

In conjunction with the NOPR, the FERC also issued a Notice of Inquiry (NOI) on its pricing policies in the existing long-term market and pricing policies for new capacity. The FERC wants to ensure that its policies are not biased toward either short-term or long-term service, provide accurate price signals and the right incentives for pipelines to provide optimal transportation services and construct facilities that meet future demand, but do not result in over building and excess capacity. Comments on the NOPR and NOI are due January 22, 1999.

Because these notices are only at a very early stage and any ultimate resolution is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

YEAR 2000 READINESS PROGRAM

STATE OF READINESS

In 1996, the Corporation initiated its Year 2000 Readiness Program and began a formal review of computer-based systems and devices that are used in its business operations both domestically and internationally. These systems and devices include customer information, financial, materials management, and personnel systems, as well as components of natural gas production, gathering, processing and transmission, and electric generation, distribution and transmission.

The Corporation is using a three-phase approach to address Year 2000 issues: 1) inventory and preliminary assessment of computer systems, equipment and devices;
2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. The Corporation is employing a combination of systems repair and planned systems replacement activities to achieve Year 2000 readiness for its business and process control systems, equipment and devices. The Corporation has substantially completed the first two phases throughout its business operations, and is in various stages of the third and final phase. The Corporation's goal is to have its critical systems, equipment and devices Year 2000 ready by mid-1999. Business acquisitions routinely involve an analysis of Year 2000 readiness and are incorporated into the Corporation's overall program as necessary.

The Corporation is actively evaluating and tracking Year 2000 readiness of external third parties with which it has a material relationship. Such third parties include vendors, customers, governmental agencies, including foreign governments and agencies, and other business associates. While the Corporation cannot control the Year 2000 readiness of third parties, the Corporation is attempting to assess the readiness of third parties and any potential implications to the Corporation. Alternate suppliers of critical products, goods and services are being identified, where necessary.

COSTS

Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $65 million, of which approximately $35 million has been incurred as of September 30, 1998. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

RISKS

Management believes it has an effective program in place to manage the risks associated with the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Corporation would temporarily be unable to deliver energy or energy services to its customers. The Corporation believes that the most reasonably likely worst case scenario would be small, localized interruptions of service, which likely would be rapidly restored. In addition, there could be a temporary reduction in energy needs of customers due to their own Year 2000 problems. In the event that such a scenario occurs, it is not expected to have a material adverse impact on the Corporation's consolidated results of operations or financial position.

CONTINGENCY PLANS

Year 2000 contingency planning is currently underway to assure continuity of business operations for all periods during which Year 2000 impacts may occur. The Corporation is participating in multiple industry efforts to assure effective Year 2000 contingency plans, and intends to complete its own Year 2000 contingency plans by mid-1999. These plans address various Year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

Based on assessments completed to date and compliance plans in process, management is of the opinion that Year 2000 issues, including the cost of making critical systems, equipment and devices ready, will not have a material adverse effect on the Corporation's business operation or consolidated results of operations or financial position. Nevertheless, achieving Year 2000 readiness is subject to risks and uncertainties, including those described above. While management believes the possibility is remote, if the Corporation's internal systems, or the internal systems of external parties, fail to achieve Year 2000 readiness in a timely manner, the Corporation's business, consolidated results of operations or financial condition could be adversely affected.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

A subsidiary of the Corporation continues to negotiate a consolidated Compliance Order with the Colorado Department of Public Health and Environment concerning alleged record-keeping and reporting air quality permit violations at multiple Colorado facilities. The consolidated Compliance Order currently assesses a combined civil penalty in the amount of $250,000 which includes a $137,000 penalty previously assessed against the Greeley facility, notices of violation issued for seven facilities, and alleged violations at four additional facilities. The Corporation intends to voluntarily implement certain additional air emission controls which will reduce the combined civil penalty to approximately $50,000. The Corporation will be responsible for an additional noncompliance penalty at the Greeley facility in an amount yet to be determined but not expected to exceed $100,000.

In September 1998, a subsidiary of the Corporation and the Missouri Department of Natural Resources reached a settlement agreement related to air quality permit violations at a natural gas compressor station, which resulted in a payment of $250,000. An additional environmental administrative proceeding is underway before the Illinois Environmental Protection Agency relating to a natural gas compressor station that could result in a fine in excess of $100,000.

Management is of the opinion that the resolution of these matters will not have a material adverse effect on the consolidated results of operations or financial position of the Corporation. For information concerning material litigation and other contingencies, see Note 9 to the Consolidated Financial Statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders of the Corporation during the third quarter of 1998.

ITEM 5. OTHER INFORMATION.

FORWARD-LOOKING STATEMENTS

From time to time, the Corporation may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Corporation cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territories of the Corporation and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Corporation and its subsidiaries are subject or other external factors over which the Corporation has no control; the results of financing efforts; growth in opportunities for the Corporation's subsidiaries and diversified operations; achievement of Year 2000 readiness; and the effect of the Corporation's accounting policies, in each case during the periods covered by the forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits
      (27)         Financial Data Schedule (included in electronic filing only)

(b)    Reports on Form 8-K
          The Corporation filed no reports on Form 8-K during the third quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DUKE ENERGY CORPORATION

November 11, 1998                          /s/  Richard J. Osborne
                                          ---------------------------
                                          Richard J. Osborne
                                          Executive Vice President and
                                          Chief Financial Officer


November 11, 1998                          /s/  Jeffrey L. Boyer
                                          ----------------------------
                                          Jeffrey L. Boyer
                                          Vice  President and Corporate
                                          Controller