Form 10-K
period 1998-12-31
DUKE ENERGY CORP
filed 1999-03-16
CIK 30371

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------
                                   FORM 10-K
(Mark One)
[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934
     For the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934
     For the transition period from -------  to -------

Commission file number 1-4928

                            DUKE ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)



                             North Carolina                                          56-0205520
     (State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)
           526 South Church Street, Charlotte, North Carolina                        28202-1904
          (Address of principal executive offices)                                   (Zip Code)

                                  704-594-6200
              (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

                                                                          Name of each exchange
                        Title of each class                                on which registered
------------------------------------------------------------------   ------------------------------
Common Stock, without par value                                      New York Stock Exchange, Inc.
6.375% Preferred Stock A, 1993 Series, par value $25                 New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 5 7/8% Due 2001                  New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 5 7/8% Series C Due 2003         New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 1/4% Series B Due 2004         New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 3/8% Due 2008                  New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 5/8% Series B Due 2003         New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 3/4% Due 2025                  New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 7/8% Series B Due 2023         New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7% Due 2000                      New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7% Series B Due 2000             New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7% Due 2033                      New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7 1/2% Series B Due 2025         New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7 7/8% Due 2024                  New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 8% Series B Due 1999             New York Stock Exchange, Inc.
7.20% Quarterly Income Preferred Securities issued by Duke Energy
 Capital Trust I and guaranteed by Duke Energy Corporation           New York Stock Exchange, Inc.
Preference Stock Purchase Rights                                     New York Stock Exchange, Inc.
Series C 6.60% Senior Notes Due 2038                                 New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                                 --------------
                         Preferred Stock, par value $100


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ----  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at February 26, 1999..............................$20,121,000,000
Number of shares of Common Stock, without par value, outstanding at
February 26, 1999....................................................363,472,398

Documents incorporated by reference:

     The registrant is incorporating herein by reference certain sections of the proxy statement relating to the 1999 annual meeting of shareholders to provide information required by Part III, Items 10, 11, 12 and 13 of this annual report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DUKE ENERGY CORPORATION

                FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS



Item                                                                                      Page
---------------------------------------------------------------------------------------- -----
                                                             PART I.
     1.  Business ......................................................................   1
         General .......................................................................   1
         Electric Operations ...........................................................   3
         Natural Gas Transmission ......................................................   6
         Field Services ................................................................   9
         Trading and Marketing .........................................................  10
         Global Asset Development ......................................................  11
         Other Energy Services .........................................................  13
         Real Estate Operations ........................................................  13
         Environmental Matters .........................................................  13
         Foreign Operations and Export Sales ...........................................  14
         Employees .....................................................................  14
         Operating Statistics ..........................................................  15
         Executive Officers of Duke Energy .............................................  16
     2.  Properties ....................................................................  16
     3.  Legal Proceedings .............................................................  18
     4.  Submission of Matters to a Vote of Security Holders ...........................  18
                                                            PART II.
     5.  Market for Registrant's Common Equity and Related Stockholder Matters .........  18
     6.  Selected Financial Data .......................................................  19
     7.  Management's Discussion and Analysis of Results of Operations and Financial
            Condition ..................................................................  19
     7A. Quantitative and Qualitative Disclosures About Market Risk ....................  33
     8.  Financial Statements and Supplementary Data ...................................  34
     9.  Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure .................................................................  71
                                    PART III.
    10.  Directors and Executive Officers of the Registrant ............................  71
    11.  Executive Compensation ........................................................  71
    12.  Security Ownership of Certain Beneficial Owners and Management ................  71
    13.  Certain Relationships and Related Transactions ................................  71
                                    PART IV.
    14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............  72
      Signatures .......................................................................  73
      Exhibit Index ....................................................................  74

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     From time to time, Duke Energy may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Duke Energy cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results, and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that the actual results will not differ materially from those expressed or implied by the forward-looking statements. For a discussion of some factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Forward-Looking Statements."

                                    PART I.

Item 1. Business.

GENERAL

     Duke Energy Corporation (collectively with its subsidiaries, "Duke Energy") is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the United States and abroad. Duke Energy provides these and other services through seven business segments:

     o Electric Operations
     o Natural Gas Transmission
     o Field Services
     o Trading and Marketing
     o Global Asset Development
     o Other Energy Services
     o Real Estate Operations

     These segments were defined as a result of Duke Energy adopting Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     Electric Operations generates, transmits, distributes and sells electric energy in central and western North Carolina and the western portion of South Carolina (doing business as Duke Power or Nantahala Power and Light). These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission
(NCUC) and the Public Service Commission of South Carolina (PSCSC).

     Natural Gas Transmission, through its Northeast Pipelines, provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the expected sale of the Midwest Pipelines in early 1999, Natural Gas Transmission also provides interstate transportation and storage services in the Midwest states. See further discussion of the proposed sale of the Midwest Pipelines in Note 14 to the Consolidated Financial Statements. The interstate natural gas transmission and storage operations are also subject to the rules and regulations of the FERC.

     Field Services gathers, processes, transports and markets natural gas and produces and markets natural gas liquids (NGL). Field Services operates gathering systems in ten states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and Gulf Coast areas.

     Trading and Marketing markets natural gas, electricity and other energy-related products across North America. Duke Energy owns a 60% interest in Trading and Marketing's operations, with Mobil Corporation owning a 40% minority interest.

     Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy Power Services, LLC (Duke Energy Power Services) and Duke Energy International, LLC (Duke Energy International).

     Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (Duke Engineering & Services), Duke/Fluor Daniel and DukeSolutions, Inc. (DukeSolutions).

     Real Estate Operations conducts its business through Crescent Resources, Inc., which develops high quality commercial and residential real estate projects and manages forest holdings in the southeastern United States.

     The 1997 merger of Duke Power Company (Duke Power) and PanEnergy Corp (Pan Energy) was accounted for as a pooling of interests; therefore all financial information included in this annual report for periods prior to the merger include the combined historical financial results of Duke Power and PanEnergy. (See Note 2 to the Consolidated Financial Statements.)

     Certain terms used to describe Duke Energy's business are explained below.

Base Load. The minimum amount of electric power or natural gas delivered or required over a given period of time at a steady rate. The minimum continuous load or demand in a power system over a given period of time usually not temperature sensitive.

British Thermal Unit (Btu). A standard unit for measuring thermal energy or heat commonly used as a gauge for the energy content of natural gas and other fuels.

Brownfield Development. The development of a new power generating facility on a site with existing industrial assets, typically power generating assets.

Cogeneration Facility. A facility that produces electric energy and useful thermal energy for industrial, commercial, heating or cooling purposes.

Combined Cycle. The combination of one or more gas turbines and steam turbines in an electric generation plant. An electric generating technology in which electricity is produced from otherwise lost waste heat exiting from one or more gas turbines.

Cubic Foot (cf). The most common unit of measurement of gas volume; the amount of natural gas required to fill a volume of one cubic foot under stated conditions of temperature, pressure and water vapor.

Distribution. The system of lines, transformers and switches that connect the electric transmission system to customers.

Federal Energy Regulatory Commission (FERC). The agency that regulates the transportation of electricity and natural gas in interstate commerce and authorizes the buying and selling of energy commodities at market-based rates.

Gathering System. Pipeline, processing and related facilities that access production and other sources of natural gas supplies for delivery to mainline transmission systems.

Generation. The process of transforming other forms of energy, such as nuclear or fossil fuels, into electricity. Also, the amount of electric energy produced, expressed in megawatt-hours.

Greenfield Development. The development of a new power generating facility.

Independent System Operator (ISO). Ensures non-discriminatory access to a regional transmission system, providing all customers access to the power exchange and clearing all bilateral contract requests for use of the electric transmission system. Also responsible for maintaining bulk electric system reliability.

Jurisdictional. Facilities and activities subject to the primary regulatory oversight of FERC or state regulatory agencies.

Liquefied Natural Gas (LNG). Natural gas that has been converted to a liquid by cooling it to -260 degrees Fahrenheit.

Merchant Plant. A power plant that sells directly to wholesale customers without its output necessarily being committed to long-term power sales agreements.

Natural Gas. A naturally occurring mixture of hydrocarbon and non-hydrocarbon gases found in porous geological formations beneath the earth's surface, often in association with petroleum. The principal constituent is methane.

Natural Gas Liquids (NGLs). Liquid hydrocarbons extracted during the processing of natural gas. Principal commercial NGLs include butanes, propane, natural gasoline and ethane.

Natural Gas/Power Marketer. An entity which buys and sells a commodity or commodities at either fixed or index prices. More sophisticated trader/marketing entities also provide comprehensive energy management services, such as capacity, supply, storage and price risk management.

Peak Load. The amount of electricity required during periods of highest demand. Peak periods fluctuate by season, generally occurring in the morning hours in winter and in late afternoon during the summer.

Throughput. The amount of natural gas transported through a pipeline system.

Transmission System (Electric). An interconnected group of electric transmission lines and related equipment for moving or transferring electric energy in bulk between points of supply and points at which it is transformed for delivery over a distribution system to customers, or for delivery to other electric transmission systems.

Transmission System (Natural Gas). An interconnected group of natural gas pipelines and associated facilities for transporting natural gas in bulk between points of supply and delivery points to industrial customers, local distribution companies, or for delivery to other natural gas transmission systems.

     A discussion of the current business and operations of each of Duke Energy's segments follows. Duke Energy expects moderate growth in its Electric Operations segment, consistent with historical trends. The Northeast Pipelines are an essential part of Natural Gas Transmission's strategy to advance projects that provide expanded services to meet the specific needs of customers. The proposed sale of the Midwest Pipelines allows Natural Gas Transmission to focus on regions, such as the northeastern U.S., with increasing demand for gas. Duke Energy plans to significantly grow several of its other business segments: Field Services, Trading and Marketing, Global Asset Development and Other Energy Services. For further discussion of the operating outlook of Duke Energy and its segments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Operations Outlook." For financial information concerning Duke Energy's business segments, see Note 3 to the Consolidated Financial Statements, "Business Segments."

     Duke Energy is a North Carolina corporation with its principal executive offices located at 526 South Church Street, Charlotte, NC 28202-1904. The telephone number is 704-594-6200.


ELECTRIC OPERATIONS

Service Area and Customers

     Electric Operations' service area, approximately two-thirds of which lies in North Carolina, covers about 22,000 square miles with an estimated population of 5.2 million and includes a number of cities, of which the largest are Charlotte, Greensboro, Winston-Salem and Durham in North Carolina and Greenville and Spartanburg in South Carolina. Electric Operations supplies electric service directly to approximately two million residential, commercial and industrial customers in more than 200 cities, towns and unincorporated communities. Electricity is sold at wholesale to incorporated municipalities and to several public and private utilities. In addition, sales are made through contractual agreements to municipal or cooperative customers who purchased portions of the Catawba Nuclear Station. For statistics related to gigawatt-hour sales by customer type, see "Business, Operating Statistics." For further discussion of the Catawba Nuclear Station joint ownership, see Note 5 to the Consolidated Financial Statements, "Joint Ownership of Generating Facilities."

     Electric Operations' service area is undergoing increasingly diversified industrial development. The textile industry, machinery and equipment manufacturing, and chemical and chemical-related industries are of major significance to the economy of the area. Other industrial activities include rubber and plastic products, paper and allied products, and various other light and heavy manufacturing and service businesses. The largest industry served is the textile industry, which accounted for approximately $456 million of Electric Operations' revenues for 1998, representing 10% of total electric revenues and 37% of industrial revenues. Electric Operations normally experiences seasonal peak loads in summer and winter.

(A map appears here depicting Duke Energy's 100kV Electric Lines, 230kV Electric Lines, 500kV Electric Lines, Nuclear Facilities, Fossil Facilities, Hydro Facilities, and Combustion Turbine Facilities)

Capability and Resources of Energy

     Electric energy required to supply the needs of Electric Operations' customers is primarily generated by three nuclear generating stations with a combined net capability of 5,020 MW (Oconee Nuclear Station -- 2,538 MW, McGuire Nuclear Station -- 2,200 MW and Catawba Nuclear Station -- 282 MW, which represents Electric Operations' 12.5% ownership share in the Catawba Nuclear Station), eight coal-fired stations with a combined capability of 7,699 MW, thirty-one hydroelectric stations with a combined capability of 2,797 MW and six combustion turbine stations with a combined capability of 1,784 MW. Energy and capacity are also supplied through contracts with other generators of electricity and purchased on the open market. Electric Operations has interconnections and arrangements with its neighboring utilities, which are considered adequate for planning, emergency assistance, exchange of capacity and energy and reliability of power supply. Future increased energy requirements of Electric Operations' customers are expected to be supplied through purchased power contracts and open market purchases. For statistics regarding sources of electric energy see "Business, Operating Statistics."


Fuel Supply

     Electric Operations presently relies principally on coal and nuclear fuel for the generation of electric energy. Electric Operations' reliance on oil and gas is minimal. Information regarding the utilization of sources of power and cost of fuels for each of the three years in the period ended December 31, 1998 is set forth in the following table:

                                                                                    Cost of Fuel per Net
                                                      Generation by Source         Kilowatt-hour Generated
                                                          (Percent) (d)                    (Cents)
                                                  ----------------------------- -----------------------------
                                                     1998      1997      1996      1998      1997      1996
                                                  --------- --------- --------- --------- --------- ---------
  Coal ..........................................     50.7      59.0      53.6      1.32      1.30      1.40
  Nuclear (a) ...................................     46.2      38.5      43.7      0.44      0.48      0.53
  Oil and gas (b) ...............................      1.0        .4        .3      4.01      5.58      6.74
                                                     -----     -----     -----
  All fuels (cost based on weighted average) (a)      97.9      97.9      97.6      0.93      0.99      1.02
  Hydroelectric (c) .............................      2.1       2.1       2.4
                                                     -----     -----     -----
                                                     100.0     100.0     100.0
                                                     =====     =====     =====

---------
(a) Statistics related to nuclear generation and all fuels reflect Electric Operations' 12.5% ownership interest in the Catawba Nuclear Station.

(b) Cost statistics include amounts for light-off fuel at Electric Operations' coal-fired stations.

(c) Generating figures are net of output required to replenish pumped storage units during off-peak periods.

(d) Years prior to 1998 have been restated to include Nantahala Power and Light.

     Coal. Electric Operations obtains a large amount of its coal under supply contracts with mining operators utilizing both underground and surface mining. Electric Operations currently has an adequate supply of coal. Its supply contracts, all of which have price adjustment provisions, have expiration dates ranging from 1999 to 2003. Duke Energy believes that it will be able to renew such contracts as they expire or to enter into similar contractual arrangements with other coal suppliers for the quantities and qualities of coal required. The coal purchased under these supply contracts is produced from mines located in eastern Kentucky, southern West Virginia and southwestern Virginia. Coal requirements not met by supply contracts have been and are expected to be fulfilled with spot market purchases.

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

                          Uranium   Conversion   Enrichment   Fabrication
Nuclear Station          Material     Service      Service      Service
----------------------- ---------- ------------ ------------ -------------
  Oconee ..............   1999        1999         2001          2006
  McGuire .............   1999        1999         2001          2009
  Catawba .............   1999        1999         2001          2009

     Uranium material requirements will be met through various supplier contracts, with uranium material produced primarily in the United States and Canada. Duke Energy believes that it will be able to renew contracts as they expire or to enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services. Requirements not met by long-term supply contracts have been and are expected to be fulfilled with uranium spot market purchases. Duke Energy, in cooperation with other companies, submitted a proposal to the Department of Energy (DOE) to use mixed oxide fuel at its McGuire and Catawba nuclear stations. The mixed oxide fuel is very similar to conventional uranium fuel, but it utilizes plutonium from the government's surplus. Before using the mixed oxide fuel, a contract must be executed with the DOE and Duke Energy must apply for and receive amendments to their respective facility operating licenses from the Nuclear Regulatory Commission
(NRC). Mixed oxide is currently not expected to be available prior to 2007.

     Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy has entered into contracts with the DOE for the disposal of spent nuclear fuel. The DOE failed to begin accepting the spent nuclear fuel on January 31, 1998, the date provided by the Nuclear Waste Policy Act and by Duke Energy's contract with the DOE. On June 8, 1998, Duke Energy filed with the United States Court of Federal Claims a claim against the DOE for damages in excess of $1 billion arising out of the DOE's failure to begin accepting commercial spent nuclear fuel by January 31, 1998. Damages claimed in the suit are intended to recover costs that Duke Energy is incurring and will continue to incur as a result of the DOE's partial material breach of its contract with Duke Energy, including costs associated with securing additional spent fuel storage capacity. Duke Energy will continue to safely manage its spent nuclear fuel until the DOE accepts it.


Competition

     Electric industry restructuring is being addressed in all 50 states and in the District of Columbia which is resulting in changes in the industry. For further discussion, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Electric Competition."

     Electric Operations is subject to competition in some areas from government-owned power systems, municipally-owned electric systems, rural electric cooperatives and, in certain instances, other private utilities. Currently, statutes in North Carolina and South Carolina provide for the assignment by the NCUC and the PSCSC, respectively, of all areas outside municipalities in such States to regulated electric utilities and rural electric cooperatives. Substantially all of the territory comprising the Electric Operations' service area has been so assigned. The remaining areas have been designated as unassigned and in such areas Electric Operations remains subject to competition. A decision of the North Carolina Supreme Court limits, in some instances, the right of North Carolina municipalities to serve customers outside their corporate limits. In South Carolina there continues to be competition between municipalities and other electric suppliers outside the corporate limits of the municipalities, subject, however, to the regulation of the PSCSC. In addition, Electric Operations is engaged in continuing competition with various natural gas providers.


Regulation

     The NCUC and the PSCSC approve rates for retail electric sales within their respective states. The FERC approves Electric Operations' rates for electric sales to wholesale customers. For further discussion of rate matters and fuel and purchased power cost adjustment procedures, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters -- Electric Operations." The FERC, the NCUC and the PSCSC also have authority over the construction and operation of Electric Operations' facilities. Electric Operations holds certificates of public convenience and necessity issued by the FERC, the NCUC and the PSCSC, authorizing it to construct and operate the electric facilities now in operation for which certificates are required, and to sell electricity to retail and wholesale customers. Prior approval from the NCUC and the PSCSC is required to issue securities.

     The NCUC, PSCSC and FERC have implemented regulations governing access to regulated electric customer data by non-regulated entities and services provided between regulated and non-regulated affiliated entities. These regulations affect the activities of Trading and Marketing, Global Asset Development, and Other Energy Services with the Electric Operations segment.

     The Energy Policy Act of 1992 (EPACT) and the FERC's subsequent rulemaking activities permit the FERC to order transmission access for third parties to transmission facilities owned by another entity. EPACT does not, however, permit the FERC to issue orders requiring transmission access to retail customers. The FERC has issued orders for third-party transmission service and a number of rules of general applicability, including Orders 888 and 889. Pursuant to the FERC's final rules, Electric Operations obtained from the FERC open-access rule the rights to sell capacity and energy at market-based rates from its own assets. For further discussion, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Electric Competition."

     The Electric Operations segment is subject to the jurisdiction of the NRC as to the design, construction and operation of its nuclear stations. For discussions of nuclear decommissioning costs and nuclear insurance regulatory requirements and coverages, see Note 11 to the Consolidated Financial Statements, "Nuclear Decommissioning Costs" and Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies -- Nuclear Insurance," respectively.

     The hydroelectric generating facilities of Electric Operations are licensed by the FERC under Part I of the Federal Power Act, with license terms expiring from 2001 to 2036. The nuclear generating facilities of Electric Operations are licensed by the NRC with license terms expiring from 2013 to 2026. The FERC has authority to grant extensions of hydroelectric generating licenses, and the NRC has authority to grant extensions of nuclear generating licenses. Duke Energy has applied for a 20-year renewal of its operating license for the Oconee Nuclear Station. The license renewal process could take three to five years to complete.

     The Electric Operations segment is subject to the jurisdiction of the Environmental Protection Agency (EPA) and state environmental agencies. For a discussion of environmental regulation, see "Business, Environmental Matters."


NATURAL GAS TRANSMISSION

     Natural Gas Transmission consists of the Northeast Pipelines, which includes Texas Eastern Transmission Corporation (TETCO) and Algonquin Gas Transmission Company (Algonquin), and the Midwest Pipelines, which includes Panhandle Eastern Pipe Line Company (PEPL) and Trunkline Gas Company (Trunkline). PEPL and Trunkline, along with additional storage related to those systems, are expected to be sold to CMS Energy Corporation in early 1999. See further discussion of the sale in "Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources."

     For 1998, consolidated natural gas deliveries by Natural Gas Transmission's interstate pipelines totaled 2,593 TBtu (Trillion British thermal units), compared to 2,862 TBtu in 1997, which represented approximately 12% of the natural gas consumed in the United States. The Northeast Pipelines and the Midwest Pipelines natural gas deliveries were 1,459 TBtu and 1,141 TBtu, respectively, in 1998, with 7 TBtu of intercompany transportation. A substantial majority of the delivered volumes of Natural Gas Transmission's interstate pipelines represents gas transported under long-term firm service agreements with local distribution company (LDC) customers in the pipelines' market areas. Firm transportation services are also provided under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines provide both firm and interruptible transportation to customers on a short-term or seasonal basis. See natural gas deliveries statistics under "Business, Operating Statistics." Demand for gas transmission of Natural Gas Transmission's interstate pipeline systems is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters.

     In 1998, Natural Gas Transmission's fully interconnected interstate pipeline system consisted of approximately 20,700 miles and received natural gas from most major North American producing regions for delivery to markets throughout the Northeast and Midwest states. The proposed sale of the Midwest Pipelines would result in a reduction of approximately 10,400 miles in Duke Energy's interstate pipeline systems.

(A map appears here depicting Duke Energy's storage.)

Northeast Pipelines

     TETCO's major customers are located in Pennsylvania, New Jersey and New York, and include LDCs serving the Pittsburgh, Philadelphia, Newark and New York City metropolitan areas. Algonquin's major customers include LDCs and electric power generators located in the Boston, Hartford, New Haven, Providence and Cape Cod areas.

     TETCO also provides firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service. TETCO's storage services utilize two joint venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. TETCO also leases storage capacity. TETCO's certificated working capacity in these three fields is 70 Billion cubic feet (Bcf), and the combined working gas in storage was 61 Bcf on December 31, 1998. Algonquin owns no storage fields.

     Investments include a 37.5% ownership interest in Maritimes & Northeast Pipeline and a 9.8 % ownership interest in Alliance Pipeline. Maritimes & Northeast pipelines is expected to be completed in late 1999 and will deliver natural gas to markets in the Canadian Maritimes provinces and the northeastern United States from a supply basin offshore Nova Scotia. The 1,900 mile Alliance Pipeline project will deliver Canadian gas from Fort St. John, British Columbia into the Chicago area by mid- to late 2000.

Midwest Pipelines

     PEPL's major customers include 20 utilities located in the Midwest market area that encompasses large portions of Michigan, Ohio, Indiana, Illinois and Missouri. Trunkline's major customers include eight utilities located in portions of Tennessee, Missouri, Illinois, Indiana and Michigan.

     PEPL also owns and operates three underground storage fields located in Illinois, Michigan and Oklahoma with working gas capacity of 31 Bcf. PEPL has received FERC approval to transfer these storage fields to its subsidiary, Pan Gas Storage Company (Pan Gas) and has filed for an effective date of April 1, 1999. Pan Gas is also the owner and operator of a 26 Bcf. storage field in Kansas. Trunkline owns and operates one 13 Bcf. storage field in Louisiana. Since the implementation of Order 636, each of PEPL, Trunkline and Pan Gas provide firm and interruptible storage on an open-access basis. In addition to owning and operating storage fields, PEPL also leases storage capacity. PEPL and Trunkline have retained the right to use up to 15 Bcf and 10 Bcf, respectively, of their storage capacity for system needs. See further discussion of Order 636 in "Business, Natural Gas Transmission -- Regulation."


Competition

     Duke Energy's interstate pipeline subsidiaries compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service.

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

     Natural gas competes with other forms of energy available to Duke Energy's customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in the areas served by Duke Energy.


Regulation

     The FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. For further discussion of rate matters, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources -- Operating Cash Flows" and Note 4 to the Consolidated Financial Statements, "Regulatory Matters -- Natural Gas Transmission." The FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. TETCO, Algonquin, PEPL, Trunkline and Pan Gas hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

     Natural Gas Transmission's pipelines operate as open-access transporters of natural gas. In 1992, the FERC issued Order 636, which requires open-access pipelines to provide firm and interruptible transportation services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier. To implement this requirement, Order 636 provided, among other things, for mandatory unbundling of services that historically had been provided by pipelines into separate open-access transportation, sales and storage services. Order 636 allows pipelines to recover eligible costs, known as "transition costs," resulting from the implementation of Order 636. For further discussion of Order 636, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters -- Natural Gas Transmission."

     Natural Gas Transmission is subject to the jurisdiction of the EPA and state environmental agencies. For a discussion of environmental regulation, see "Business, Environmental Matters." Natural Gas Transmission is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline and LNG plant safety requirements, and to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

FIELD SERVICES

     Field Services gathers, processes, transports and markets natural gas and produces and markets NGLs. Field Services owns and operates approximately 20,000 miles of natural gas gathering systems, including intrastate pipelines, and 32 natural gas processing plants in the United States. Field Services also has ownership interests in 12 other natural gas processing plants in the United States.

     Field Services gathers natural gas from production wellheads through gathering systems located in ten states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and Gulf Coast (offshore and onshore) areas. Field Services' gathering operations also include several intrastate pipeline systems and two natural gas storage facilities.

(A map appears here depicting Field Services' gathering and processing facilities, offices and supply areas.)

     Field Services' NGL processing operations involve the extraction of NGLs from natural gas and, at certain facilities, the fractionation of the NGLs into their individual components (ethane, propane, butane and natural gasoline). The natural gas used in Field Services' processing operations is generally gathered on its own gathering system or from the natural gas stream on Duke Energy's transmission system. NGLs are sold by Field Services to a variety of customers ranging from large, multi-national petrochemical and refining companies to small, family-owned retail propane distributors. NGL sales are based upon current market-related prices. Field Services also produces helium at the National Helium Corporation facility in Liberal, Kansas.

     Field Services' operating results are significantly impacted by changes in NGL prices, which declined approximately 25.7% in 1998 compared to 1997. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Qualitative and Quantitative Disclosures About Market Risk" for a discussion of Field Services' exposure to changes in commodity prices.

     In 1998, Field Services sold assets related to its crude oil gathering and marketing business, including 1,800 miles of intrastate crude oil pipelines in the Mid-Continent and South Texas areas and 450 miles of intrastate NGL pipelines in the Texas Gulf Coast area, to TEPPCO Partners, L.P. (TEPPCO) in exchange for an additional ownership interest in TEPPCO. As a result of the sale, Duke Energy now has a 2% general partner interest and a 19.1% limited partner interest in TEPPCO, a publicly owned master limited partnership that transports refined products and liquefied petroleum gases through a 4,300 mile pipeline system.

     Field Services expects to complete the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business of Union Pacific Resources including its natural gas and NGL marketing activities on or about March 31, 1999.

     See certain operating statistics of Field Services under "Business, Operating Statistics." Activities of Field Services can fluctuate in response to the seasonality affecting natural gas.


Competition

     Field Services competes with major integrated oil companies, major interstate pipelines, national and local natural gas gatherers, brokers, marketers and distributors for natural gas supplies, in gathering and processing natural gas and in marketing and transporting natural gas and NGLs. Competition for natural gas supplies is primarily based on efficiency, reliability, availability of transportation and the ability to obtain a satisfactory price for the producer's natural gas. Competition for customers is based primarily upon reliability and price of delivered natural gas and NGLs.


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

     Field Services is subject to the jurisdiction of the EPA and state environmental agencies. For a discussion of environmental regulation, see "Business, Environmental Matters." Certain operations of Field Services are subject to the jurisdiction of the Department of Transportation and certain similar state agencies whose regulations have incorporated certain provisions of the Natural Gas Pipeline Safety Act of 1968, the Hazardous Liquid Pipeline Safety Act of 1979, and subsequent amendments.


TRADING AND MARKETING

     Trading and Marketing markets natural gas, electricity and other energy-related products across North America. Duke Energy owns a 60% interest in Trading and Marketing's operations, with Mobil Corporation (Mobil) owning a 40% minority interest.

     Trading and Marketing was formed in August 1996 as a natural gas and power marketing joint venture with Mobil. Operations were expanded in June 1997 when a wholly owned subsidiary of Duke Energy acquired from affiliates of Louis Dreyfus Corp. the remaining 50% ownership interest in Duke/Louis Dreyfus, L.L.C. (D/LD), which Duke Energy did not already own.

     Trading and Marketing markets natural gas primarily to local distribution companies, electric power generators, including Global Asset Development's generation facilities, municipalities, industrial end-users and energy marketing companies. Trading and Marketing markets electricity to investor owned utilities, municipal power generators and other power marketers. Operations are primarily in the United States and, to a lesser extent, in Canada, and are serviced through 16 offices or operating centers.

     Natural gas marketing operations encompass both on-system and off-system sales. With respect to on-system sales, Trading and Marketing generally purchases natural gas from Field Services' facilities and delivers the gas to an intrastate or interstate pipeline for redelivery to another customer. Natural Gas Transmission's pipelines are utilized for deliveries when prudent. With respect to off-system sales, Trading and Marketing purchases natural gas from producers, pipelines and other suppliers not connected with Duke Energy's facilities for resale to customers. Substantially all of Mobil's United States and Canadian natural gas production is committed to be marketed through Trading and Marketing through 2006.

     With respect to electricity marketing operations, Trading and Marketing purchases electricity from third-party suppliers and from Global Asset Development's generation facilities in California and Connecticut for resale to customers.

     Trading and Marketing has a portfolio of short-term and long-term sales agreements with customers, the vast majority of which incorporate market-sensitive pricing terms. Long-term gas purchase agreements with producers, principally entered into in connection with on-system sales, also generally include market-sensitive pricing provisions. Purchases and sales of off-system gas and electricity supply are normally made under short-term contracts. Purchase and sales commitments involving significant price and location risk are generally hedged with commodity futures, swaps and options. For information concerning Trading and Marketing's risk-management activities, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Qualitative and Quantitative Disclosures About Market Risk -- Commodity Price Risk" and Note 7 to the Consolidated Financial Statements, "Risk Management and Financial Instruments -- Commodity Instruments -- Trading."

     Trading and Marketing also provides energy management services, such as supply and market aggregation, peaking services, dispatching, balancing, transportation, storage, tolling, contract negotiation and administration, as well as energy commodity risk management products and services.

     See certain operating statistics of Trading and Marketing under "Business, Operating Statistics." Activities of Trading and Marketing can fluctuate in response to the seasonality affecting both electricity and natural gas.

Competition

     Trading and Marketing competes with major integrated oil companies, major interstate pipelines and their marketing affiliates, brokers, marketers and distributors and electric utilities and other electric power marketers for natural gas supplies and in marketing natural gas, electricity and other energy commodities. Competition in the energy marketing business is driven by the price of commodities and services delivered, along with the quality and reliability of services provided.

Regulation

     The energy marketing activities of Trading and Marketing may, in certain circumstances, be subject to the jurisdiction of the FERC. Current FERC policies permit Trading and Marketing entities subject to FERC jurisdiction to market natural gas and electricity at market-based rates.


GLOBAL ASSET DEVELOPMENT

     Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy Power Services and Duke Energy International.

     Deregulation of energy markets in the United States and abroad is providing substantial opportunities for Global Asset Development to capitalize on its broad capabilities. Global Asset Development is an active participant in competitive power markets worldwide. Global Asset Development owns and operates approximately 4,100 megawatts of generation, including projects under construction, and has ownership interests in approximately 3,800 megawatts of generation, including projects under construction. Global Asset Development also owns and operates approximately 900 miles of pipeline systems in Australia, including projects planned for construction, and has ownership interests in approximately 1,000 miles of pipeline systems, including projects under construction.

Duke Energy Power Services

     Duke Energy Power Services develops, owns and operates largely unregulated electric generation projects across the United States. Duke Energy Power Services focuses on acquisitions of existing energy production facilities, greenfield and brownfield development opportunities and operating energy assets throughout North America.

     In 1998, Duke Energy Power Services completed the purchase of three electric generating plants in California from Pacific Gas & Electric Company (PG&E). Two of these electric generating plants sell electricity under the terms of Reliability Must Run Agreements with the California Independent System Operator, which purchases electricity at FERC regulated rates. The plants have a combined net operating capacity of 2,645 megawatts. Pursuant to California's electric restructuring law, Duke Energy Power Services entered into a contract with PG&E to operate and maintain the facilities for two years following the sale. Energy and capacity from the plants is being sold into the California power exchange and under separate contracts.

     Other investments include a 32.5% indirect ownership interest in American Ref-Fuel Company, which owns five waste-to-energy facilities in New York, New Jersey, Massachusetts and Connecticut. Such facilities process about 4 million tons of municipal solid waste per year and have an aggregate generating capacity of 286 megawatts.

     Projects under construction include: the second phase of the Bridgeport Energy Project, a 520-megawatt combined cycle natural gas-fired merchant generation plant in Connecticut; the Maine Independence Station, a 520-megawatt combined cycle natural gas-fired merchant generation plant in Maine which is scheduled to begin producing power in the summer of 2000; and the Hidalgo project, a 510-megawatt power plant to be built in south Texas, which is targeted to begin producing power in mid-2000.

     In January 1999, Duke Energy Power Services agreed to a ten-year lease with the Port of San Diego to operate and eventually replace the 706-megawatt South Bay Power plant. The Port of San Diego will acquire this facility from San Diego Gas & Electric Company. Duke Energy Power Services expects to close on the lease valued at over $110 million by mid-1999. This plant's capacity is excluded from the generation amounts previously discussed above.


Duke Energy International

     Duke Energy International develops, owns and operates energy projects worldwide. Projects involve natural gas exploration, production, processing, transportation and supply. Additionally, projects include generation, delivery and marketing of electric power and thermal energy. Duke Energy International's regional target areas are Asia Pacific, South America and Europe.

     In 1998, Duke Energy International completed the purchase of the Queensland Pipeline, a 389-mile pipeline in southeast Queensland, Australia. Additional opportunities in Australia include the purchase of the rights to develop and operate the 500-mile Eastern Gas Pipeline project in eastern Australia. Construction of this pipeline project is scheduled to begin in July 1999 and completion is expected by mid-2000. Also, Duke Energy International purchased power generation and transmission assets in western Australia and New Zealand, including an ownership interest in a pipeline in western Australia. This acquisition also includes a development proposal for a cogeneration plant and a portfolio of international and Australian-based projects. This transaction closed on January 22, 1999.

     Duke Energy International's investments include a 25% indirect ownership interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) plant in Saudi Arabia, and a 42.86% indirect ownership interest in PT Puncakjaya, a 389-megawatt power generation facility in Indonesia. Investments in South America include, among others: a 9.76% indirect ownership interest in Hidroelectrica Piedra del Aguila S.A., a 1,400-megawatt hydroelectric generating facility in Argentina; a 51.5% indirect ownership interest in Electroquil, S.A., a 168-megawatt diesel-fired generating facility in Ecuador; a 24% indirect ownership interest in Sociedad Electrica de Santiago S.A., a 370-megawatt gas-fired generating facility in Chile; a 21.9% indirect ownership interest in Aguaytia Energy LLC, an integrated natural gas and power project in Peru; and a 99% indirect ownership interest in PanEnergy Exploration and Production (Peru) Ltd. Duke Energy International also operates two liquified natural gas (LNG) ships which have been chartered to Nigeria LNG Limited for 22.5 years starting in 1999.

     In February 1999, Duke Energy, through its wholly owned subsidiary Duke Energy International, commenced a concurrent cash tender offer in Chilean pesos in Chile and the United States for 51% of the outstanding shares of Empresa Nacional de Electricidad S.A. (Endesa-Chile). The estimated total cash outlay is approximately $2.1 billion based on current exchange rates. The tender offers are contingent upon, among other things, certain Endesa-Chile shareholder approvals. If all approvals are obtained and the other conditions to the tender offers are satisfied or waived, the transactions are expected to be completed during the second quarter of 1999. Endesa-Chile controls 10,247 megawatts of generating capacity in Argentina, Brazil, Chile, Colombia and Peru.


Competition and Regulation

     Global Asset Development experiences substantial competition from utility companies in the United States and abroad and from independent companies.

     Global Asset Development is subject to the Natural Gas Pipeline Safety Act of 1968, which regulates LNG plant safety requirements.

     Global Asset Development is subject to international, federal, state and local environmental regulations. For a discussion of environmental regulation, see "Business, Environmental Matters."


OTHER ENERGY SERVICES

     Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Duke/Fluor Daniel and DukeSolutions.

     Duke Engineering & Services specializes in energy and environmental projects and provides comprehensive engineering, quality assurance, project and construction management and operating and maintenance services for all phases of hydroelectric, nuclear and renewable power generation projects worldwide.

     Duke/Fluor Daniel, operating through several entities, provides full service siting, permitting, licensing, engineering, procurement, construction, start-up, operating and maintenance services for fossil-fired plants, both domestically and internationally. Subsidiaries of Duke Energy and Fluor Daniel, Inc. each own 50% of Duke/Fluor Daniel.

     DukeSolutions provides integrated energy solutions to industrial, commercial, institutional, governmental and wholesale customers and focuses on increasing customers' efficiency, productivity and profitability through energy cost savings.

     Other Energy Services experiences substantial competition from utility companies in the United States and abroad and from independent companies.

     Other Energy Services is subject to the jurisdiction of the EPA and international, state and local environmental agencies. For a discussion of environmental regulation, see "Business, Environmental Matters."


REAL ESTATE OPERATIONS

     Real Estate Operations conducts its business through Crescent Resources Inc., which develops commercial and residential real estate projects and manages forest holdings in the southeastern United States. At December 31, 1998, Real Estate Operations owned 4.2 million square feet of commercial space, of which 76% was leased, with an additional 1.7 million square feet under construction. At December 31, 1998, the commercial portfolio included 2.3 million square feet of warehouse space, 1.8 million square feet of office space and 0.1 million square feet of retail space. In 1998, commercial buildings totaling 1.3 million of square feet and 850 residential developed lots were sold. At December 31, 1998, Real Estate Operations had approximately 200,000 acres of land under its management.


ENVIRONMENTAL MATTERS

     Duke Energy is subject to international, federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Certain environmental regulations affecting Duke Energy include:

   o The Clean Air Act Amendments of 1990, which require a two-phase reduction by electric utilities in aggregate annual emissions of sulfur dioxide and nitrogen oxide by 2000;

   o State Implementation Plans, which were issued by the EPA to 22 states and the District of Columbia related to existing and new national ambient air quality standards for ozone;

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

     For further discussion of environmental matters involving Duke Energy, including possible liability and capital costs, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Environmental" and Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies -- Environmental." Compliance with international, federal, state and local provisions, regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the competitive position, consolidated results of operations or financial position of Duke Energy.


FOREIGN OPERATIONS AND EXPORT SALES

     Foreign operations and export sales are currently not material to Duke Energy's business as a whole. For a discussion of risks associated with Duke Energy's foreign operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Qualitative and Quantitative Disclosures About Market Risk -- Foreign Operations Risk" and Note 19 to the Consolidated Financial Statements.


EMPLOYEES

     At December 31, 1998, Duke Energy had approximately 22,000 employees. Approximately 1,600 operating and maintenance employees are represented by the International Brotherhood of Electrical Workers in two collective bargaining agreements. An additional 77 employees are represented by the United Steelworkers and Rubberworkers of America. New agreements for each of these units were negotiated during 1998. Approximately 500 employees are represented by the Oil, Chemical and Atomic Workers International Union, AFL-CIO. Approximately 300 of these employees and their bargaining unit will transfer to CMS Energy upon the sale of the Midwest Pipelines in early 1999. The remaining employees represented by the Oil, Chemical and Atomic Workers International Union, AFL-CIO are in a separate bargaining unit. Terms of their contract are still being negotiated.

                             OPERATING STATISTICS



                                                                                 Years Ended December 31,
                                                                 --------------------------------------------------------
                                                                     1998         1997       1996       1995       1994
                                                                 ------------ ----------- ---------- ---------- ---------
Electric Operations (a)
Sources of Electric Energy, GWh (b)
 Generated -- net output:
 Coal ..........................................................    42,164       45,234     40,649     32,389     32,714
 Nuclear .......................................................    38,366       29,569     33,177     39,836     35,587
 Hydro .........................................................     1,714        1,633      1,802      2,117      2,025
 Oil and gas ...................................................       846          301        199        255         35
                                                                    -------      ------     ------     ------     ------
    Total generation ...........................................    83,090       76,737     75,827     74,597     70,361
 Purchased power and net interchange ...........................     2,659        3,781      3,885      1,239      1,299
                                                                    -------      ------     ------     ------     ------
    Total output ...............................................    85,749       80,518     79,712     75,836     71,660
 Plus: Purchases from other Catawba joint owners ...............     1,656        2,316      2,662      6,070      9,046
                                                                    -------      ------     ------     ------     ------
    Total sources of energy ....................................    87,405       82,834     82,374     81,906     80,706
 Less: Line loss and company usage .............................     5,394        4,899      4,827      4,780      4,652
                                                                    -------      ------     ------     ------     ------
    Total GWh sales ............................................    82,011       77,935     77,547     77,126     76,054
                                                                    =======      ======     ======     ======     ======

Electric Energy Sales, GWh
 Residential ...................................................    22,002       20,483     21,484     20,124     19,306
 General service ...............................................    21,093       19,687     19,593     18,461     17,577
 Industrial
   Textile .....................................................    11,981       11,955     11,603     12,155     12,289
   Other .......................................................    18,668       18,376     18,131     17,738     17,108
 Other energy and wholesale ....................................     8,933        7,029      6,781      7,852      9,934
                                                                    -------      ------     ------     ------     ------
    Total GWh sales billed .....................................    82,677       77,530     77,592     76,330     76,214
     Unbilled GWh sales ........................................      (666)         405        (45)       796       (160)
                                                                    -------      ------     ------     ------     ------
       Total GWh sales .........................................    82,011       77,935     77,547     77,126     76,054
                                                                    =======      ======     ======     ======     ======

Natural Gas Transmission
Throughput Volumes, TBtu (c):
 Northeast Pipelines
   TETCO .......................................................     1,148        1,300      1,349      1,234      1,194
   Algonquin ...................................................       311          341        327        331        288
                                                                    -------      ------     ------     ------     ------
    Total Northeast Pipelines ..................................     1,459        1,641      1,676      1,565      1,482
 Midwest Pipelines
   PEPL ........................................................       560          659        687        663        626
   Trunkline ...................................................       581          620        632        519        560
                                                                    -------      ------     ------     ------     ------
    Total Midwest Pipelines ....................................     1,141        1,279      1,319      1,182      1,186
 Intercompany eliminations .....................................        (7)         (58)       (56)       (44)       (91)
                                                                    ---------    ------     ------     ------     ------
Total Natural Gas Transmission .................................     2,593        2,862      2,939      2,703      2,577
                                                                    ========     ======     ======     ======     ======
Other Operating Statistics
Natural Gas Gathered and Processed/Transported, TBtu/d (d) .....       3.6          3.4        2.9        1.9        1.6
NGL Production, MBbl/d (e) .....................................     110.2        108.2       78.5       54.8       49.4
Average Natural Gas Price per MMBtu (f).........................    $  2.11     $   2.59    $  2.59    $  1.64    $  1.90
Average NGL Price per Gallon ...................................    $  0.26     $   0.35    $  0.39    $  0.33    $  0.31
Natural Gas Marketed (g), TBtu/d ...............................       8.4          7.3        6.0        3.7        2.7
Electricity Marketed, GWh ......................................    98,991       64,650      4,229        513         --

---------
(a) Years prior to 1998 have been restated to include Nantahala Power and Light
 (b) Gigawatt-hour
(c) Trillion British thermal units
(d) Trillion British thermal units per day
(e) Thousand barrels per day
(f) Million British thermal units
(g) Includes volumes of Trading and Marketing and Field Services

EXECUTIVE OFFICERS OF DUKE ENERGY

     RICHARD B. PRIORY, 52, Chairman of the Board, President and Chief Executive Officer. Mr. Priory served as President and Chief Operating Officer from 1994 until he assumed his present position in 1997 following the merger. He was Executive Vice President, Power Generation Group, from 1991 to 1994.

     WILLIAM A. COLEY, 55, Group President, Duke Power. Mr. Coley served as President, Associated Enterprises Group, from 1994 to 1997 when he assumed his present position following the merger. Mr. Coley served as Executive Vice President, Customer Group, from 1991 to 1994.

     FRED J. FOWLER, 53, Group President, Energy Transmission. Mr. Fowler served as Group Vice President of PanEnergy from 1996 until the merger, when he assumed his present position. He was President of TETCO from 1994 to 1996, and President of 1Source Corporation from 1993 to 1994.

     HARVEY J. PADEWER, 51, Group President, Energy Services. Mr. Padewer assumed his present position on January 1, 1999. From 1995 through 1998, he served as Senior Vice President and General Manager of Utilicorp Energy Group, where he was President, Aquila Energy; President, Utilico Group; and Vice Chairman of the Board, Aquila Pipeline Corporation. From 1989 through 1995, he served in executive positions at ABB Power Generation, Inc., first as Vice President, Sales and Marketing and later as President, Turbine Power Division.

     RICHARD W. BLACKBURN, 56, Executive Vice President, General Counsel and Secretary. Mr. Blackburn was named to his present position in October 1997. Prior to joining Duke Energy, he served as President and Group Executive of NYNEX Corporation's Worldwide Communications and Media Group from 1995 to 1997. He was Chief Operating Officer, Worldwide Communications and Media Group, of NYNEX from 1993 to 1995.

     RICHARD J. OSBORNE, 48, Executive Vice President and Chief Financial Officer. Mr. Osborne served as Senior Vice President and Chief Financial Officer from 1994 until he assumed his present position in 1997 following the merger. Mr. Osborne served as Vice President and Chief Financial Officer from 1991 to 1994.

     RUTH G. SHAW, 51, Executive Vice President and Chief Administrative Officer. Ms. Shaw served as Senior Vice President, Corporate Resources, from 1994 until she assumed her present position following the merger. Ms. Shaw was Vice President, Corporate Communications, from 1992 to 1994.

     JEFFREY L. BOYER, 42, Vice President and Corporate Controller. Mr. Boyer served as Controller from 1994 to 1997, when he assumed his present position following the merger. He was Director of Corporate Accounting from 1992 to 1994.

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


Item 2. Properties.

ELECTRIC OPERATIONS

     At December 31, 1998, Electric Operations operated three nuclear generating stations with a combined net capability of 5,020 MW (which includes 12.5% ownership in the Catawba Nuclear Station), eight coal-fired stations with a combined capability of 7,699 MW, thirty-one hydroelectric stations with a combined capability of 2,797 MW and six combustion turbine stations with a combined capability of 1,784 MW, all of which are located in North Carolina or South Carolina.

     In addition, Electric Operations owned, as of December 31, 1998, approximately 13,000 conductor miles of electric transmission lines, including 600 conductor miles of 525 kilovolts, 2,600 conductor miles of 230 kilovolts, 6,500 conductor miles of 100 kilovolts, and 3,300 conductor miles of 13 to 66 kilovolts. Electric Operations also owned approximately 90,100 conductor miles of electric distribution lines, including 61,400 conductor miles of rural overhead lines, 15,500 conductor miles of urban overhead lines, 7,200 conductor miles of rural underground lines and 6,000 conductor miles of urban underground lines. At December 31, 1998, the electric transmission and distribution systems comprised approximately 1,600 substations with an installed transformer capacity of approximately 83,900,000 kVA (kilovolt-ampere).

     Substantially all electric plant is mortgaged under the Indenture relating to First and Refunding Mortgage Bonds.

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

     Algonquin's transmission system connects with TETCO's facilities in New Jersey, and extends through New Jersey, New York, Connecticut, Rhode Island and Massachusetts. The system consists of approximately 250 miles of pipeline with six compressor stations.

     PEPL's transmission system, which consists of four large-diameter parallel pipelines and 13 mainline compressor stations, extends a distance of approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through the states of Missouri, Illinois, Indiana and Ohio into Michigan.

     Trunkline's transmission system extends approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through the states of Arkansas, Mississippi, Tennessee, Kentucky, Illinois and Indiana to a point on the Indiana-Michigan border. The system consists principally of three large-diameter parallel pipelines, 18 mainline compressor stations and one offshore compressor platform.

     Trunkline also owns and operates two offshore Louisiana gas supply systems consisting of 337 miles of pipeline extending approximately 81 miles into the Gulf of Mexico.

     The PEPL and Trunkline properties are included in the proposed sale of the Midwest Pipelines, which is expected to close in early 1999.

     For information concerning natural gas storage properties, see "Business, Natural Gas Transmission."


FIELD SERVICES

     For information regarding the properties of Field Services, see "Business, Field Services."


GLOBAL ASSET DEVELOPMENT

     Duke Energy Power Services owns several electric generating stations, including three in California and one in Connecticut (95.9% ownership) currently under expansion. These power plants have a combined capacity of 3,165 MW. For more information regarding electric generating stations, see "Business, Global Asset Development -- Duke Energy Power Services."

     A subsidiary of Duke Energy owns a marine terminal, storage and regasification facility for LNG located in Louisiana. This LNG facility is operated by Duke Energy International and is included in the proposed sale of the Midwest Pipelines as previously discussed. The design output capacity of the facility is approximately 700 million cubic feet per day and its storage capacity is approximately 1.8 million barrels, which approximates 6 Bcf. See further information regarding the properties of Duke Energy International at "Business, Global Asset Development -- Duke Energy International."


REAL ESTATE OPERATIONS

     For information regarding the properties of Real Estate Operations, see "Business, Real Estate Operations."


OTHER

     None of the properties used in connection with Duke Energy's other business activities are considered material to Duke Energy's operations as a whole.

Item 3. Legal Proceedings.

     On January 8, 1999, a subsidiary of Duke Energy agreed to a Compliance Order on Consent (Consent Order) with the Colorado Department of Public Health and Environment concerning alleged air quality permit reporting and record-keeping violations at the Greeley Natural Gas Processing Plant and several other Colorado facilities. This Consent Order superseded an earlier Compliance Order and Assessment of Civil Penalty for the Greeley Natural Gas Processing Plant. This Consent Order assesses a civil and noncompliance penalty of $54,000 and requires supplemental environmental projects of $525,000 that involve implementing additional air emission controls to reduce air emissions below standards.

     The Illinois Environmental Protection Agency has indicated to a subsidiary of Duke Energy that it intends to initiate an environmental enforcement proceeding relating to alleged air quality permit violations at a natural gas compressor station. This proceeding could result in a penalty in excess of $100,000.

     Management believes that the resolution of these matters will not have a material adverse effect on consolidated results of operations or financial position.

     See Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies" and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Environmental" for further discussion of legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Duke Energy's security holders during the last quarter of 1998.


                                   PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The common stock of Duke Energy is listed for trading on the New York Stock Exchange. At February 26, 1999, there were approximately 153,633 holders of record of such common stock.

                         COMMON STOCK DATA BY QUARTER


                     Dividends
        1998         Per Share     Stock Price Range
------------------- ----------- ------------------------
                                    High         Low
                                ----------- ------------
  First Quarter ...   $  .55     $  60 5/8   $ 53 7/16
  Second Quarter ..     1.10       62 9/16      55 1/8
  Third Quarter ...       --       66 3/16     57 1/16
  Fourth Quarter ..      .55      70 11/16     60 1/16


                     Dividends
        1997         Per Share    Stock Price Range
------------------- ----------- ----------------------
                                   High        Low
                                ---------- -----------
  First Quarter ...   $  .40     $     48   $  43 3/8
  Second Quarter ..      .40           48      42 1/8
  Third Quarter ...      .55       51 1/8    47 11/16
  Fourth Quarter ..      .55      56 3/16      45 3/4

---------
(a) Financial information reflects accounting for the 1997 merger with PanEnergy Corp as a pooling of interests. As a result, the financial information gives effect to the merger as if it had occurred on January 1, 1997.

     On December 17, 1998, Duke Energy's Board of Directors adopted a shareholder rights plan, which was subsequently approved by the North Carolina Utilities Commission and the Public Service Commission of South Carolina. Under the terms of the plan, holders of record of outstanding common stock on February 12, 1999 received one right for each share of common stock owned. The plan is intended to assure fair and equal treatment for all shareholders in the event of a hostile takeover attempt and to encourage a potential acquirer to negotiate with the Board of Directors a fair price for all shareholders before attempting a takeover. The adoption of the plan was not in response to any takeover offer or threat.

                       Item 6. Selected Financial Data.


                                                                1998        1997(a)     1996(a)     1995(a)     1994(a)
                                                           ------------- ------------ ----------- ----------- -----------
                                                                       In millions, except per share amounts
Income Statement
Operating revenues .......................................   $17,610       $ 16,309     $12,302     $ 9,694     $ 9,115
Operating expenses .......................................    15,177         14,339      10,143       7,626       7,309
                                                              -------      --------     -------     -------     -------
Operating income .........................................     2,433          1,970       2,159       2,068       1,806
Other income and expenses ................................       214            138         135         122         101
                                                              -------      --------     -------     -------     -------
Earnings before interest and taxes .......................     2,647          2,108       2,294       2,190       1,907
Interest expense .........................................       514            472         499         508         485
Minority interests .......................................        96             23           6          --          --
                                                              -------      --------     -------     -------     -------
Earnings before income taxes .............................     2,037          1,613       1,789       1,682       1,422
Income taxes .............................................       777            639         698         664         558
                                                              -------      --------     -------     -------     -------
Income before extraordinary item .........................     1,260            974       1,091       1,018         864
Extraordinary loss, net of tax ...........................        (8)            --         (17)         --          --
                                                              ---------    --------     -------     -------     -------
Net income ...............................................     1,252            974       1,074       1,018         864
Dividends and premiums on redemptions of preferred and
 preference stock ........................................        21             72          44          49          50
                                                              --------     --------     -------     -------     -------
Earnings available for common stockholders ...............    $1,231       $    902     $ 1,030     $   969     $   814
                                                              ========     ========     =======     =======     =======
Common Stock Data
Shares of common stock outstanding
 Year-end ................................................       363            360         359         362         361
 Weighted average ........................................       361            360         361         361         360
Earnings per share (before extraordinary item)
 Basic ...................................................    $ 3.43       $   2.51     $  2.90     $  2.68     $  2.26
 Dilutive ................................................    $ 3.42       $   2.50     $  2.88     $  2.67     $  2.25
Earnings per share
 Basic ...................................................    $ 3.41       $   2.51     $  2.85     $  2.68     $  2.26
 Dilutive ................................................    $ 3.40       $   2.50     $  2.83     $  2.67     $  2.25
Dividends per share ......................................    $ 2.20       $   1.90     $  1.57     $  1.50     $  1.44
Balance Sheet
Total assets .............................................   $26,806       $ 24,029     $22,366     $20,868     $20,254
Long-term debt ...........................................    $6,272       $  6,530     $ 5,485     $ 5,803     $ 5,931
Preferred stock with sinking fund requirements ...........    $  124       $    149     $   234     $   234     $   280

---------
(a) Financial information reflects accounting for the 1997 merger with PanEnergy Corp as a pooling of interests. As a result, the financial information gives effect to the merger as if it had occurred on January 1, 1994.


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

     Duke Energy Corporation (collectively with its subsidiaries, "Duke Energy") is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the United States and abroad. Duke Energy provides these and other services through seven business segments:

   o Electric Operations
   o Natural Gas Transmission
   o Field Services
   o Trading and Marketing
   o Global Asset Development
   o Other Energy Services
   o Real Estate Operations

     These segments were defined as a result of Duke Energy adopting Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     Electric Operations generates, transmits, distributes and sells electric energy in central and western North Carolina and the western portion of South Carolina (doing business as Duke Power or Nantahala Power and Light). These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission
(NCUC) and the Public Service Commission of South Carolina (PSCSC).

     Natural Gas Transmission, through its Northeast Pipelines, provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the expected sale of the Midwest Pipelines in early 1999, Natural Gas Transmission also provides interstate transportation and storage services in the midwest states. See further discussion of the proposed sale of the Midwest Pipelines in the Liquidity and Capital Resources section of Management's Discussion and Analysis. The interstate natural gas transmission and storage operations are also subject to the rules and regulations of the FERC.

     Field Services gathers, processes, transports and markets natural gas and produces and markets natural gas liquids (NGL). Field Services operates gathering systems in ten states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and Gulf Coast areas.

     Trading and Marketing markets natural gas, electricity and other energy-related products across North America. Duke Energy owns a 60% interest in Trading and Marketing's operations, with Mobil Corporation owning a 40% minority interest.

     Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy Power Services, LLC (Duke Energy Power Services) and Duke Energy International, LLC (Duke Energy International).

     Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (Duke Engineering & Services), Duke/Fluor Daniel and DukeSolutions, Inc. (DukeSolutions).

     Real Estate Operations conducts its business through Crescent Resources, Inc., which develops high quality commercial and residential real estate projects and manages forest holdings in the southeastern United States.

     The 1997 merger of Duke Power Company (Duke Power) and PanEnergy Corp (PanEnergy) was accounted for as a pooling of interests; therefore, the Consolidated Financial Statements and other financial information included in this Annual Report for periods prior to the merger include the combined historical financial results of Duke Power and PanEnergy. (See Note 2 to the Consolidated Financial Statements.)

     Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.


RESULTS OF OPERATIONS

     In 1998, earnings available for common stockholders increased 36.5% over 1997, to $1,231 million, or $3.41 per basic share, net of an extraordinary loss of $8 million, or $0.02 per basic share. The increase in earnings available for common stockholders was primarily due to increased electric sales and energy marketing activities, expansions and acquisitions, gains on sales of assets and the absence of 1997 non-recurring merger costs. These increases were partially offset by decreased NGL prices and increased interest expense and minority interests.

     Earnings available for common stockholders decreased 12.4% in 1997 compared to 1996, to $902 million or $2.51 per basic share in 1997 from $1,030 million or $2.85 per basic share in 1996. The decrease was due primarily to non-recurring 1997 merger costs, 1997 severance costs, premiums associated with the redemption and tender offer for ten issues of preferred stock and increased nuclear expenses. Partially offsetting the decrease were lower expenses in 1997 as compared to 1996, when major storms affected Electric Operations' distribution costs, and an extraordinary loss related to the early retirement of debt in 1996.

     Operating income for 1998 was $2,433 million compared to $1,970 million in 1997 and $2,159 million in 1996. Earnings before interest and taxes (EBIT) were $2,647 million, $2,108 million and $2,294 million for 1998, 1997 and 1996, respectively. Operating income and earnings before interest and taxes, excluding the effect of gains on asset sales of $34 million by Field Services in 1998, are affected by the same fluctuations for Duke Energy and each of its business segments. Earnings before interest and taxes by business segment are summarized below and are discussed by business segment thereafter.

            Earnings Before Interest and Taxes by Business Segment

                                     Years Ended December 31,
                                   -----------------------------
                                      1998      1997      1996
                                   --------- --------- ---------
                                            In millions
Electric Operations ..............  $1,513    $1,282    $1,419
Natural Gas Transmission .........     702       624       595
Field Services ...................      76       157       152
Trading and Marketing ............     122        44        58
Global Asset Development .........      80         5        --
Other Energy Services ............      10        18        20
Real Estate Operations ...........     142        98        88
Other Operations .................       2      (120)      (38)
                                    ------    ------    ------
Consolidated EBIT ................  $2,647    $2,108    $2,294
                                    ======    ======    ======

     Other Operations primarily includes communication services, water services and certain unallocated corporate costs. Included in the amounts discussed below are intercompany transactions that are eliminated in the Consolidated Financial Statements.


Electric Operations

                                           Years Ended December 31,
                                         -----------------------------
                                            1998      1997      1996
                                         --------- --------- ---------
                                              Dollars in millions
 Operating Revenues .................... $4,626    $4,401    $4,498
 Operating Expenses ....................  3,228     3,221     3,195
                                         ------    ------    ------
 Operating Income ......................  1,398     1,180     1,303
 Other Income, Net of Expenses .........    115       102       116
                                         ------    ------    ------
 EBIT .................................. $1,513    $1,282    $1,419
                                         ======    ======    ======
 Volumes, Sales -- GWh (a) ............. 82,011    77,935    77,547

---------
(a) Gigawatt-hour

     In 1998, earnings before interest and taxes for Electric Operations increased 18.0% to $1,513 million from $1,282 million in 1997, primarily due to a 5.2% increase in gigawatt-hour sales. The increase in earnings before interest and taxes due to the absence of 1997 severance costs was substantially offset by 1998 severance and other costs related to the shut-down of Electric Operations' merchandising business.

     Sales to weather-sensitive customers increased significantly in 1998 compared to 1997, which was a mild weather year, with sales to residential and general service customers up 7.5% and 7.1%, respectively, primarily due to warmer spring and summer weather conditions. On July 21, 1998, Electric Operations customers set the third record demand of the summer, reaching a peak of 15,812 megawatts. Sales to industrial customers increased slightly in 1998 over 1997, with sales to textile customers relatively flat. The number of customers in the Electric Operations service territory increased 2.5% in 1998 over 1997 due to economic growth in the region.

     In 1997, earnings before interest and taxes for Electric Operations declined 9.7% as compared to 1996, primarily as a result of severance costs and increased nuclear outage expenses. Also contributing to the decrease were lower electric revenues, which were due primarily to mild weather and to the South Carolina rate reduction, which was effective June 1, 1996. Partially offsetting the decrease in earnings were lower expenses in 1997 as compared to 1996, when major storms affected distribution costs.

Natural Gas Transmission

                                            Years Ended December 31,
                                          -----------------------------
                                             1998      1997      1996
                                          --------- --------- ---------
                                               Dollars in millions
Operating Revenues ......................  $1,528    $1,572    $1,556
Operating Expenses ......................     864       964       973
                                           ------    ------    ------
Operating Income ........................     664       608       583
Other Income, Net of Expenses ...........      38        16        12
                                           ------    ------    ------
EBIT ....................................  $  702    $  624    $  595
                                           ======    ======    ======
Volumes, Throughput -- TBtu (a) .........   2,593     2,862     2,939

---------
(a) Trillion British thermal units

     Earnings before interest and taxes for Natural Gas Transmission increased $78 million in 1998 over 1997. Earnings before interest and taxes for Northeast Pipelines increased $56 million to $476 million in 1998 compared to 1997, primarily as a result of the favorable resolution of regulatory issues related to gas supply realignment costs, favorable state property tax rulings and increased market expansion projects. These increases were partially offset by a decrease in throughput primarily as a result of mild winter weather.

     In 1998, earnings before interest and taxes for Midwest Pipelines increased 10.8% compared to 1997, primarily due to a gain on the sale of the general partner interests in Northern Border Partners, L.P. and non-recurring 1997 litigation expenses. These increases were partially offset by the favorable resolution of certain regulatory matters in 1997, which was reflected as additional revenue and other income. See the Liquidity and Capital Resources -- Investing Cash Flows section of Management's Discussion and Analysis for a discussion of the expected sale of the Midwest Pipelines in early 1999. (See also Note 14 to the Consolidated Financial Statements.)

     Earnings before interest and taxes for Natural Gas Transmission increased 4.9% in 1997 over 1996, with increases in earnings at Northeast Pipelines and Midwest Pipelines of 5.3% and 4.0%, respectively. Earnings before interest and taxes for the Northeast Pipelines increased primarily due to market-expansion projects placed in service.

     For the Midwest Pipelines, earnings before interest and taxes increased primarily due to the favorable resolution of certain regulatory matters in 1997 in amounts in excess of those resolved in 1996, which was reflected as additional revenue and other income. This increase was partially offset by 1997 litigation expenses.


Field Services

                                                                   Years Ended December 31,
                                                            --------------------------------------
                                                                1998         1997         1996
                                                            ------------ ------------ ------------
                                                                     Dollars in millions
Operating Revenues ........................................   $  2,639     $  3,055     $  2,637
Operating Expenses ........................................      2,598        2,898        2,487
                                                              --------     --------     --------
Operating Income ..........................................         41          157          150
Other Income, Net of Expenses .............................         35           --            2
                                                              --------     --------     --------
EBIT ......................................................   $     76     $    157     $    152
                                                              ========     ========     ========
Volumes
Natural Gas Gathered and Processed/Transported, TBtu/d (a)          3.6          3.4          2.9
Natural Gas Marketed, TBtu/d ..............................         0.4          0.4          0.5
NGL Production, MBbl/d (b) ................................       110.2        108.2         78.5

---------
(a) Trillion British thermal units per day

(b) Thousand barrels per day

     In 1998, earnings before interest and taxes for Field Services decreased $81 million compared to 1997, primarily due to a decrease in average NGL prices of approximately $0.09 per gallon, or 25.7%. The decrease in earnings before interest and taxes was partially offset by $34 million of gains on sales of assets which are included in other income.

     Earnings before interest and taxes for Field Services increased 3.3% in 1997 over 1996, primarily due to higher volumes as a result of acquisitions in 1996. Natural gas gathered and processed volumes increased 17.2%, and NGL production increased 37.8% in 1997 compared to 1996. Partially offsetting these increases were lower NGL prices of approximately $0.04 per gallon, or 8%, and higher natural gas prices.


Trading and Marketing

                                              Years Ended December 31,
                                         -----------------------------------
                                             1998        1997        1996
                                         ----------- ----------- -----------
                                                 Dollars in millions
 Operating Revenues .................... $8,785      $7,489      $3,814
 Operating Expenses ....................  8,665       7,446      3,758
                                         ------      ------      ------
 Operating Income ......................    120          43         56
 Other Income, Net of Expenses .........      2           1          2
                                         ------      ------      ------
 EBIT .................................. $  122      $   44      $  58
                                         ======      ======      ======
 Volumes
 Natural Gas Marketed, TBtu/d ..........     8.0         6.9        5.5
 Electricity Marketed, GWh ............. 98,991      64,650      4,229

     In 1998, earnings before interest and taxes for Trading and Marketing increased $78 million over 1997. The increase resulted primarily from increased financial trading margins and electricity margins, partially offset by increased expenses due to business growth. Electricity volumes marketed increased primarily as a result of acquiring the remaining 50% ownership interest in the Duke/Louis Dreyfus, L.L.C. (D/LD) joint venture in June 1997.

     Earnings before interest and taxes for Trading and Marketing decreased $14 million in 1997 compared to 1996. The acquisition of the remaining 50% ownership interest in the D/LD joint venture in 1997, coupled with a full year of operations of the joint venture with Mobil Corporation formed in August 1996, accounted for the significant increases in Trading and Marketing revenues, related operating expenses (including increased purchased power expense) and volumes in 1997 over 1996. Increased natural gas volumes marketed of 25.5% in 1997, in addition to increased natural gas margins from trading activities, were largely offset by the emerging electric power trading and marketing activities. Higher operating expenses, due primarily to increased personnel levels and system development costs to provide the necessary infrastructure for growth in the trading and marketing business, resulted in a decrease in earnings before interest and taxes in 1997 as compared to 1996.

Global Asset Development

                                           Years Ended December 31,
                                        -------------------------------
                                          1998       1997       1996
                                        -------- ----------- ----------
                                                  In millions
Operating Revenues ....................  $ 319      $ 123       $ 72
Operating Expenses ....................    261        129         73
                                         -----      -----       ----
Operating Income ......................     58         (6)        (1)
Other Income, Net of Expenses .........     22         11          1
                                         -----      ------      -----
EBIT ..................................  $  80      $   5       $ --
                                         =====      ======      =====

     In 1998, earnings before interest and taxes for Global Asset Development increased $75 million over 1997. The increase results primarily from business expansion and acquisitions, including Duke Energy Power Services' July 1, 1998 acquisition of three electric generating stations in California from Pacific Gas & Electric Company (PG&E) and December 1997 acquisition of an indirect 32.5% ownership interest in American Ref-Fuel Company. Duke Energy International also contributed to the increase in earnings before interest and taxes in 1998 compared to 1997 through an expansion to the PT Puncakjaya power generation facility in Indonesia. This increase was partially offset by decreased earnings resulting from lower prices at National Methanol, a methanol and MTBE (methyl tertiary butyl ether) plant in Saudi Arabia.

     In 1997, earnings before interest and taxes increased slightly compared to 1996, due primarily to business expansion and acquisitions, including the December 1997 acquisition of an ownership interest in American Ref-Fuel Company, and a gain on the sale of an investment. These increases were partially offset by increased expenses due to business growth.

Other Energy Services

                                          Years Ended December 31,
                                        -----------------------------
                                          1998       1997      1996
                                        -------- ----------- --------
                                                 In millions
Operating Revenues ....................  $ 521      $ 376     $ 204
Operating Expenses ....................    511        353       184
                                         -----      -----     -----
Operating Income ......................     10         23        20
Other Income, Net of Expenses .........     --         (5)      --
                                         -----      -------   -----
EBIT ..................................  $  10      $  18     $  20
                                         =====      ======    =====

     In 1998, earnings before interest and taxes for Other Energy Services decreased $8 million compared to 1997, primarily due to decreased earnings of Duke Engineering & Services. Earnings before interest and taxes for Other Energy Services decreased $2 million in 1997 compared to 1996, primarily as a result of start-up expenses of DukeSolutions partially offset by increased earnings of Duke Engineering & Services due to growth.


Real Estate Operations

                                         Years Ended December 31,
                                        --------------------------
                                          1998     1997     1996
                                        -------- -------- --------
                                               In millions
Operating Revenues ....................  $ 181    $ 124    $ 114
Operating Expenses ....................     39       26       26
                                         -----    -----    -----
Operating Income ......................    142       98       88
Other Income, Net of Expenses .........     --       --       --
                                         -----    -----    -----
EBIT ..................................  $ 142    $  98    $  88
                                         =====    =====    =====

     In 1998, earnings before interest and taxes for Real Estate Operations increased 44.9% compared to 1997, primarily as a result of increased project and lake lot sales and a gain on land sales in the Jocassee Gorges region of South Carolina. Earnings before interest and taxes for Real Estate Operations increased 11.4% in 1997 over 1996, primarily due to gains associated with bulk land sales in 1997.


Other Operations

     Earnings before interest and taxes for Other Operations increased in 1998 compared to 1997, primarily as a result of the absence of $71 million of non-recurring 1997 merger-related costs and the favorable resolution of certain contingent items in 1998. The increase in earnings before interest and taxes was partially offset by a 1997 gain on the sale of the ownership interest in the Midland Cogeneration Venture.

     Earnings before interest and taxes for Other Operations declined $82 million in 1997 compared to 1996. Contributing to the decrease were increased merger-related expenses of $57 million in 1997 compared to 1996 and the 1997 amortization of goodwill associated with the purchase of the remaining 50% ownership interest in the D/LD joint venture. This decline was partially offset by the sale of the ownership interest in the Midland Cogeneration Venture in 1997.


Other Impacts on Earnings Available for Common Stockholders

     Interest expense increased 8.9% in 1998 over 1997 due to higher average debt balances outstanding. In 1997, interest expense decreased $27 million, or 5.4%, as compared to 1996 as a result of lower interest rates.

     In 1998, minority interests increased $73 million compared to 1997. This increase includes 1998 dividends for trust preferred securities, of which $350 million were issued in December 1997 and $600 million were issued in 1998. See further discussion of the 1998 issuances of trust preferred securities in the Liquidity and Capital Resources section of Management's Discussion and Analysis. Excluding these dividends, minority interests relate primarily to the trading and marketing joint venture with Mobil Corporation formed in August 1996.

     In January 1998, TEPPCO Partners, L.P., in which a subsidiary of Duke Energy has a 2% general partner interest and a 19.1% limited partner interest, redeemed certain First Mortgage Notes. A non-cash extraordinary loss of $8 million, net of income tax of $5 million, was recorded related to costs of the early retirement of that debt.

     On October 1, 1996, a subsidiary of Duke Energy redeemed its $150 million, 10% debentures and its $100 million, 10 1/8% debentures, both due 2011. A non-cash extraordinary loss of $17 million, net of income tax of $10 million, was recorded related to the unamortized discount on this early retirement of debt.

     In December 1997, Duke Energy redeemed four issues of preferred stock and commenced a tender offer to purchase a portion of an additional six issues of preferred stock. Premiums related to these redemptions were included in the Consolidated Statements of Income in 1997 as Dividends and Premiums on Redemptions of Preferred and Preference Stock.


LIQUIDITY AND CAPITAL RESOURCES

     Operating Cash Flows. Assets and liabilities recorded in the Consolidated Balance Sheets related to purchased capacity levelization and natural gas transition cost recoveries and the related cash flow impacts are affected by state and federal regulatory initiatives and specific agreements. For more information on the purchased capacity levelization and the natural gas transition cost recoveries, see Notes 5 and 4, respectively, to the Consolidated Financial Statements.

     On August 29, 1998, the FERC approved a settlement from Texas Eastern Transmission Corporation (TETCO), a subsidiary of Duke Energy, which will accelerate recovery of natural gas transition costs and reduce depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. The order was effective October 1, 1998 and includes a rate moratorium until 2004. Cash flows from operations are not expected to change for the first two years after implementation due to the offsetting effect on customer rates of the reduced depreciation expense and increased recovery of natural gas transition costs. When the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease during 2001 through 2003 by an estimated total of $270 million. For more information concerning the settlement, see Note 4 to the Consolidated Financial Statements.

     Investing Cash Flows. Capital and investment expenditures were approximately $2.5 billion in 1998 compared to approximately $2.0 billion in 1997. This increase was primarily due to business expansion by Global Asset Development, which included Duke Energy Power Services' $501 million purchase of three electric generating stations in California from PG&E and the completion of the first phase of Bridgeport Energy, a $265 million, 520-megawatt combined cycle natural gas-fired merchant generation plant. Business expansion for Natural Gas Transmission and Field Services also contributed to the increase in capital and investment expenditures. The increase was partially offset by decreased expenditures for Electric Operations, primarily as a result of steam generator replacements at certain of its nuclear plants in 1997, and by the acquisition of the remaining 50% ownership of the D/LD joint venture in June 1997.

     Capital and investment expenditures in 1997 included the acquisition of the remaining 50% ownership interest in the D/LD joint venture for $247 million, which substantially represented goodwill, and Global Asset Development's acquisition of an ownership interest in American Ref-Fuel Company for $237 million. The increase in capital and investment expenditures in 1997 over 1996 also included increased Electric Operations construction costs, primarily due to steam generator replacements at certain of its nuclear plants and increased distribution line construction, and business expansion for the Natural Gas Transmission segment. These increases were partially offset by the 1996 acquisition of certain assets from Mobil Corporation.

     Duke Energy plans to maintain its regulated electric operations facilities in the Carolinas and pursue business expansion as opportunities arise. Projected 1999 capital and investment expenditures for Electric Operations, including allowance for funds used during construction, are approximately $900 million. These projections include expenditures for existing plants, including refurbishment and upgrades related to the Oconee Nuclear Station's application for a 20-year renewal of its operating license. The license renewal process could take three to five years to complete. All projections are subject to periodic review and revisions. Actual expenditures incurred may vary from such estimates due to various factors, including industry restructuring, weather, economic growth, regulatory constraints and environmental regulation.

     Projected 1999 capital and investment expenditures for Natural Gas Transmission, including allowance for funds used during construction, are approximately $400 million which do not include projections related to the Midwest Pipelines which are expected to be sold in early 1999. These projections include the completion of the Maritimes & Northeast Pipeline project, which will deliver natural gas to markets in the Canadian Maritimes provinces and the northeastern United States from a supply basin offshore Nova Scotia. These projections also include other market expansion projects and costs relating to existing assets.

     Duke Energy plans to continue to significantly grow several of its business segments: Field Services, Global Asset Development, Trading and Marketing and Other Energy Services. Expansion opportunities for Field Services include the planned $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business of Union

Pacific Resources along with its natural gas and NGL marketing activities. The transaction is expected to close in the first half of 1999 and is contingent upon completion of due diligence and receipt of clearances under the Hart-Scott-Rodino Act.

     Expansion opportunities for Global Asset Development's international division, Duke Energy International, include the $315 million purchase of power generation and transmission assets in western Australia and New Zealand, including an ownership interest in a pipeline in western Australia. This acquisition also includes a development proposal for a cogeneration plant and a portfolio of international and Australian-based projects. This transaction closed on January 22, 1999.

     Also, Duke Energy International recently purchased the rights to develop and operate the 500-mile Eastern Gas Pipeline project in eastern Australia. Construction of this $270 million pipeline project is scheduled to begin in July 1999 and completion is expected by the middle of 2000.

     Expansion opportunities for Global Asset Development's domestic division, Duke Energy Power Services, include the continuation of greenfield projects, such as the Bridgeport Energy project and the Maine Independence Station, a 520-megawatt combined cycle natural gas-fired merchant generation plant in Maine which is scheduled to begin producing power in the summer of 2000. Other expansion opportunities include the Hidalgo project, a 510-megawatt power plant to be built in south Texas, which is targeted to begin producing power in mid-2000. Other similar initiatives in 1999 for both Duke Energy International and Duke Energy Power Services will likely require significant capital and investment expenditures, which will be subject to periodic review and revision and may vary significantly depending on the value-added opportunities presented.

     Projected 1999 capital and investment expenditures for Trading and Marketing, Other Energy Services and Real Estate Operations are approximately $30 million, $90 million and $300 million, respectively. All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly depending on acquisition opportunities, market volatility, economic trends and the value-added opportunities presented.

     In October 1998, Duke Energy, through its wholly owned subsidiaries, PanEnergy and Texas Eastern Corporation, entered into an agreement to sell Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company (Trunkline) and additional storage related to those systems, which substantially comprise the Midwest Pipelines, along with Trunkline LNG Company, to CMS Energy Corporation. The sales price of $2.2 billion involves cash proceeds of $1.9 billion and the assumption of existing PEPL debt of approximately $300 million. The sale is expected to close in early 1999 and will result in an after-tax gain of approximately $700 million. The sale is contingent upon receipt of clearances under the Hart-Scott-Rodino Act.

     Financing Cash Flows. Duke Energy's consolidated capital structure at December 31, 1998, including short-term debt, was 43.3% debt, 5.5% trust preferred securities, 2.0% preferred stock and 49.2% common equity. Fixed charges coverage, calculated using the Securities and Exchange Commission method, was 4.7 times, 4.1 times and 4.3 times for 1998, 1997 and 1996, respectively.

     Duke Energy plans to continue to significantly grow several of its business segments: Field Services, Trading and Marketing, Global Asset Development and Other Energy Services. These growth opportunities, along with dividends, debt repayments and operating and investing requirements, are expected to be funded by cash from operations, external debt financing and the proceeds from the sale of the Midwest Pipelines.


       Securities Ratings

Duke Energy Corporation                 S&P   Moody's   Fitch   Duff & Phelps
  First and Refunding Mortgage Bonds    AA-     Aa3      AA-         AA
  Senior Unsecured                       A       A1       A+         AA-
  Preferred Stock                        A       a1       A+         A+
  Trust Preferred Securities             A       a1       A+         A+
  Commercial Paper                      A-1     P-1      F-1+       D-1+

     To maintain financial flexibility and reduce the amount of financing needed for growth opportunities, Duke Energy's Board of Directors adopted a dividend policy in June 1998 that targets 50% of earnings paid out in dividends on common stock. Prior to the adoption of the policy, approximately 65% of earnings were paid out in dividends. The Board of Directors intends to maintain dividends at the current quarterly rate of $0.55 per share until the target payout ratio is reached.

     In February 1998, Duke Energy completed its tender offer for a maximum of 50% of the outstanding shares of six of its preferred stock issues, purchasing two million shares of its preferred stock for $180 million.

     Duke Capital Corporation (Duke Capital) is a wholly owned subsidiary of Duke Energy and serves as the parent for Duke Energy's business segments except Electric Operations and certain other operations. In July 1998, Duke Capital issued $400 million of Senior Unsecured Notes. Also, during 1998, Duke Capital's business trusts, which are treated as indirect wholly owned subsidiaries of Duke Energy for financial reporting purposes, issued $600 million of trust preferred securities. (See Note 12 to the Consolidated Financial Statements.)

     In December 1998, Duke Energy issued $300 million of Senior Unsecured Notes. The proceeds, along with $200 million in commercial paper, were used to redeem $500 million of First and Refunding Mortgage Bonds, which were called on December 31, 1998. In January 1999, Duke Energy issued $200 million of Senior Notes.

     Under its commercial paper facilities, Duke Energy had the ability to borrow up to $2.8 billion and $2.5 billion as of December 31, 1998 and 1997, respectively. At December 31, 1998, the commercial paper facilities consisted of $1.25 billion for Duke Energy and $1.55 billion for Duke Capital. At December 31, 1997, the commercial paper facilities consisted of $1.25 billion each for Duke Energy and Duke Capital. At December 31, 1998 and 1997, Duke Energy's various bank credit facilities totaled approximately $2.9 billion and $2.7 billion, respectively. At December 31, 1998, $1.9 billion was outstanding under the commercial paper facilities and $100 million was outstanding under the bank credit facilities.

     As of December 31, 1998, Duke Energy and its subsidiaries, excluding PEPL, had authority to issue up to $1.2 billion aggregate principal amount of debt and other securities under shelf registrations filed with the Securities and Exchange Commission. Such securities may be issued as First and Refunding Mortgage Bonds, Senior Notes, Subordinated Notes or Preferred Stock. On January 27, 1999, Duke Capital filed a $1 billion shelf registration statement, which was declared effective by the Securities and Exchange Commission on February 10, 1999.

     Duke Energy used authorized but unissued shares of its common stock to meet 1998 employee benefit plan contribution requirements instead of purchasing shares on the open market. This practice is expected to be continued in 1999.


QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Risk Policies. Duke Energy is exposed to market risks associated with commodity prices, interest rates, equity prices and foreign exchange rates. Comprehensive risk management policies have been established by the Corporate Risk Management Committee (CRMC) to monitor and control these market risks. The CRMC is chaired by the Chief Financial Officer and primarily comprises senior executives. The CRMC has responsibility for overseeing all corporate energy risk management and recommending energy financial exposure limits, as well as responsibility for oversight of interest rate risk, foreign currency risk and credit risk.

     Interest Rate Risk. Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-rate debt and trust preferred securities, commercial paper and auction market preferred stock, as well as fixed-to-floating interest rate swaps and interest rate lock agreements. Duke Energy manages its interest rate exposure by limiting its variable-rate and fixed-rate exposure to a certain percentage of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. (See Notes 1, 7, 10, 12 and 13 to the Consolidated Financial Statements.)

     If market interest rates average 1% higher (lower) in 1999 than in 1998, interest expense would increase (decrease), and earnings before income taxes would decrease (increase) by approximately $23 million. Comparatively, had interest rates averaged 1% higher (lower) in 1998 than in 1997, interest expense would have increased (decreased), and earnings before income taxes would have decreased (increased) by approximately $24 million. These amounts were determined by considering the impact of the hypothetical interest rates on the variable-rate securities outstanding as of December 31, 1998 and 1997. In the event of a significant change in interest rates, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy's financial structure.

     Commodity Price Risk. Duke Energy, substantially through its subsidiaries, is exposed to the impact of market fluctuations in the price and transportation costs of natural gas, electricity and petroleum products marketed. Duke Energy employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including futures, swaps and options. (See Notes 1 and 7 to the Consolidated Financial Statements.) The risk in the commodity trading portfolio is measured on a daily basis utilizing a Value-at-Risk model to determine the maximum potential one-day favorable or unfavorable Daily Earnings at Risk (DER). The DER is monitored in comparison to established thresholds. Other measures are also utilized to monitor the risk in the commodity trading portfolio on a monthly and annual basis.

     The DER computations are based on a historical simulation, which utilizes price movements over a specified period to simulate forward price curves in the energy markets to estimate the favorable or unfavorable impact of one-day's price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of future market movements for natural gas, electricity and petroleum products. The DER computations utilize several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. Duke Energy's calculation includes commodity derivative instruments and forwards held for trading purposes and excludes the effects of embedded physical options in the trading portfolio. At December 31, 1998 and 1997, the estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity instruments held for trading purposes was approximately $10 million and $2 million, respectively. During 1998, the average estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity instruments held for trading purposes was approximately $5 million. The increase in 1998 compared to 1997 is a result of an increase in the authorized energy financial exposure limit, which was approved by the CRMC. Changes in markets inconsistent with historical trends could cause actual results to exceed predicted limits. Market risks associated with commodity derivatives held for purposes other than trading were not material at December 31, 1998 and 1997.

     Subsidiaries of Duke Energy are also exposed to market fluctuations in the prices of NGLs related to their ongoing gathering and processing operating activities. Duke Energy closely monitors the risks associated with NGL price changes on its future operations, and where appropriate, uses crude oil and natural gas commodity instruments to hedge NGL prices. If NGL prices averaged one cent per gallon less in 1998, earnings before income taxes would have decreased by approximately $8 million. Duke Energy generally does not maintain a material inventory of NGLs or actively trade commodity derivatives related to NGLs.

     Equity Price Risk. Duke Energy maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of nuclear decommissioning. (See Note 11 to the Consolidated Financial Statements.) As of December 31, 1998 and 1997, these funds were invested primarily in domestic and international equity securities, fixed-rate, fixed-income securities and cash and cash equivalents. Management believes that its exposure to fluctuations in equity prices or interest rates will not affect consolidated results of operations. See further discussion in the Current Issues, Nuclear Decommissioning Costs section of Management's Discussion and Analysis.

     Foreign Operations Risk. Duke Energy is exposed to foreign currency risk, sovereign risk and other foreign operations risks arising from equity investments in international affiliates and businesses owned and operated in foreign countries. At December 31, 1998 Duke Energy had more than $100 million invested in Australia. Investments in other foreign countries were not material at December 31, 1998 or 1997. In order to mitigate risks associated with foreign currency fluctuations, the majority of contracts entered into by Duke Energy or its affiliates are denominated in or indexed to the U.S. dollar or may be hedged through issuance of debt denominated in the foreign currency. Duke Energy also uses foreign currency swaps, where appropriate, to manage its risk related to foreign currency fluctuations. Other exposures to foreign currency risk, sovereign risk or other foreign operations risk are periodically reviewed by management and were not material to consolidated results of operations or financial position during 1998 or 1997.

CURRENT ISSUES

     Operations Outlook. Duke Energy's business strategy is to develop regional centers of energy assets involving gas, electric generation and marketing in the United States and internationally. In the United States, Duke Energy is aggressively investing in new pipelines and power plants in the Northeast, Gulf Coast and West. Internationally, Duke Energy is focusing on opportunities in Asia Pacific, South America and Europe.

     Electric Operations is expected to grow moderately, consistent with historical trends. Expansion will primarily result from continued economic growth in its service territory. In 1997, as a result of the merger with PanEnergy, Duke Energy signed various agreements with the NCUC, PSCSC and the FERC capping base rates to retail and wholesale electric customers at existing levels through 2000. In addition, Duke Energy signed agreements with the other joint owners of the Catawba Nuclear Station providing for a cap on certain rates charged under interconnection agreements. In response to these rate agreements and competitive pressures, Electric Operations continues to strive to maintain low costs and competitive rates for its customers and to provide high quality customer service. Duke Energy does not expect a negative impact as a result of such agreements on its results of operations or financial position. (See further discussion in the Electric Competition section below.)

     The Northeast Pipelines are an essential part of Natural Gas Transmission's strategy to advance projects that provide expanded services to meet the specific needs of customers. The proposed sale of the Midwest Pipelines allows Natural Gas Transmission to focus on regions, such as the northeastern U.S., with increasing demand for gas. Northeast pipeline projects will provide transportation from new supplies in both eastern and western Canada in addition to traditional domestic supply basins.

     Duke Energy plans to significantly grow several of its business segments:
Field Services, Trading and Marketing, Global Asset Development and Other Energy Services. Deregulation of energy markets in the United States and abroad is providing substantial opportunities for these segments to capitalize on their broad capabilities. Field Services will expand through the purchase of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources along with its natural gas and NGL marketing activities.

     Global Asset Development expects to continue strong growth through acquisitions, construction of greenfield projects and expansion of existing facilities as value-added opportunities present themselves. Duke Energy's combination of assets and capabilities that span the energy value chain have contributed to Global Asset Development's successful combination of natural gas pipeline capabilities, power generation, energy marketing and other services. This demonstrated domestic strategy is now being deployed internationally in the Asia Pacific area and in South America. Other Energy Services seeks to grow with types of services including comprehensive energy efficiencies in food, textile and government facilities.

     The strong real estate market in the Southeast continues to present substantial growth opportunities for Real Estate Operations. In 1998, Real Estate Operations initiated development of significant office and industrial facilities in each of its established markets to capitalize on market conditions.

     While the proposed sale of the Midwest Pipelines will provide an opportunity to deploy capital into areas of higher growth, Duke Energy expects to experience some near-term earnings pressure as a result of the sale. Duke Energy believes that its strategy of developing regional centers of energy assets will return long-term growth and increase shareholder value. Duke Energy continues to target long-term annual growth in earnings per share of eight to ten percent.

     Electric Competition. Wholesale Competition. The Energy Policy Act of 1992 (EPACT) and the FERC's subsequent rulemaking activities have established the regulatory framework to open the wholesale energy market to competition. EPACT amended provisions of the Public Utility Holding Company Act of 1935 and the Federal Power Act to remove certain barriers to a competitive wholesale market. EPACT permits utilities to participate in the development of independent electric generating plants for sales to wholesale customers, and also permits the FERC to order transmission access for third parties to transmission facilities owned by another entity. It does not, however, permit the FERC to issue an order requiring transmission access to retail customers. The FERC, responsible in large measure for implementation of the EPACT, has moved vigorously to implement its mandate, interpreting the statute broadly and issuing orders for third-party transmission service and a number of rules of general applicability, including Orders 888 and 889.

     Open-access transmission for wholesale customers as defined by the FERC's final rules provides energy suppliers, including Duke Energy, with opportunities to sell and deliver capacity and energy at market-based prices. Duke Energy and several of its non-regulated subsidiaries were granted authority by the FERC to act as power marketers in 1995. In 1998, an additional non-regulated subsidiary was granted power marketer authority. Electric Operations obtained from the FERC open-access rule the rights to sell capacity and energy at market-based rates from its own assets. Open access provides another supply option through which Electric Operations can purchase at attractive rates a portion of capacity and energy requirements resulting in lower overall costs to customers. Open access also provides Electric Operations' existing wholesale customers with competitive opportunities to seek other suppliers for their capacity and energy requirements.

     Wholesale sales represented approximately 11.3% of total gigawatt-hour sales for Electric Operations in 1998. Supplemental power sales to the other joint owners of Catawba Nuclear Station comprised the majority of wholesale sales. Such supplemental power sales will continue to decline in 1999 as the joint owners retain more capacity and energy from Catawba Nuclear Station or purchase from a third party. (See Note 5 to the Consolidated Financial Statements.)

     Retail Competition. Currently, Electric Operations operates as a vertically integrated, investor-owned utility with exclusive rights to supply electricity in a franchised service territory -- a 20,000-square-mile service territory in the Carolinas. In its retail business, the NCUC and the PSCSC regulate Electric Operations' service and rates.

     Electric industry restructuring is being addressed in all 50 states and in the District of Columbia which is resulting in changes in the industry. These changes will likely impact all entities owning electric generating assets. The NCUC and the PSCSC are studying the merits of restructuring the electric utility industry in the Carolinas. Although the North Carolina and South Carolina legislatures have not made a final decision on this matter, initiatives are underway to determine whether it is in the best interests of all parties to deregulate the electric industry.

     In May 1997, North Carolina passed a bill that established a study commission to examine whether competition should be implemented in the state. The commission's report to the state General Assembly is expected to be completed by early 2000. Duke Energy is a member of the study commission along with other utility representatives, legislators, customers and a member of an environmental group.

     On February 3, 1998, the PSCSC presented its report to the South Carolina House of Representatives on how to deregulate the electric industry. The report leaves the final decisions to the General Assembly of South Carolina. The Public Utility Subcommittee of the House of Representatives Committee on Labor, Commerce and Industry has been conducting hearings regarding electric industry restructuring during the past year.

     Late in 1998, a task force was formed by the South Carolina Senate to examine issues related to deregulation of the state's electric utility business. This task force will prepare a report for review, discussion and possible legislative action by the Senate Judiciary Committee and the General Assembly as a whole.

     Currently, the electric utility industry is predominantly regulated on a basis designed to recover the cost of providing electric power to customers. If cost-based regulation were to be discontinued in the industry for any reason, including competitive pressure on the cost-based prices of electricity, profits could be reduced and electric utilities might be required to reduce their asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require affected utilities to write off their associated regulatory assets. Duke Energy's regulatory assets are included in the Consolidated Balance Sheets. The portion of these regulatory assets related to Electric Operations is approximately $1.5 billion, including primarily purchased capacity costs, debt expense and deferred taxes related to regulatory assets. Currently, Duke Energy is recovering substantially all of these regulatory assets through its wholesale and retail electric rates and would attempt to continue to recover these assets during a transition to competition. In addition, Duke Energy would seek to recover the costs of its electric generating facilities in excess of the market price of power at the time of transition.

     Duke Energy supports a properly managed and orderly transition to competitive generation and retail services in the electric industry. However, transforming the current regulated industry into efficient, competitive generation and retail electric markets is a complex undertaking, which will require a carefully considered transition to a restructured electric industry. The key to effective retail competition is fairness among customers, service providers and investors. Duke Energy intends to work with customers, legislators and regulators to address all the important issues. Management cannot predict the potential impact, if any, of these competitive forces on future consolidated results of operations or financial position.

     Natural Gas Competition. Wholesale Competition. On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) on short-term natural gas transportation services, which proposed an integrated package of revisions to its regulations governing interstate natural gas pipelines. "Short term" has been defined in the NOPR as all transactions of less than one year. Under the proposed approach, cost-based regulation would be eliminated for short-term transportation and replaced by regulatory policies intended to maximize competition in the short-term transportation market, mitigate the ability of companies to exercise residual monopoly power and provide opportunities for greater flexibility providing pipeline services. The proposed changes include initiatives to revise pipeline scheduling procedures, receipt and delivery point policies and penalty policies, and require pipelines to auction short-term capacity. Other proposed changes would improve the FERC's reporting requirements, permit pipelines to negotiate rates and terms of services, and revise certain rate and certificate policies that affect competition.

     In conjunction with the NOPR, the FERC also issued a Notice of Inquiry
(NOI) on its pricing policies in the existing long-term market and pricing policies for new capacity. The FERC seeks comments on whether its policies are biased toward either short-term or long-term service, provide accurate price signals and the right incentives for pipelines to provide optimal transportation services and construct facilities that meet future demand and do not result in over building and excess capacity. Comments on the NOPR and NOI are due in April, 1999.

     Because these notices are at a very early stage and ultimate resolution is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

     Retail Competition. Duke Energy currently does not provide retail natural gas service, but changes in regulation to allow retail competition could affect Duke Energy's natural gas transportation contracts with local distribution companies.

Natural gas retail deregulation is in the very early stages of development and management cannot estimate the effects of this matter on future consolidated results of operations or financial position.

     Nuclear Decommissioning Costs. Duke Energy's estimated site-specific nuclear decommissioning costs total approximately $1.3 billion stated in 1994 dollars based on decommissioning studies completed in 1994. This estimate includes the cost of decommissioning plant components not subject to radioactive contamination. Duke Energy contributes to an external decommissioning trust fund and maintains an internal reserve to fund these costs.

      The balance of the external funds as of December 31, 1998 and 1997, was $580 million and $471 million, respectively. The balance of the internal reserve as of December 31, 1998 and 1997, was $217 million and $211 million, respectively, and is reflected in the as Accumulated Depreciation and Amortization.

     Both the NCUC and the PSCSC have granted Duke Energy recovery of estimated decommissioning costs through retail rates over the expected remaining service periods of its nuclear plants. Management believes that funding of the decommissioning costs will not have a material adverse effect on consolidated results of operations or financial position. (See Note 11 to the Consolidated Financial Statements.)

     As of December 31, 1998 and 1997, the external decommissioning trust fund was invested primarily in domestic and international equity securities, fixed-rate, fixed-income securities and cash and cash equivalents. Maintaining a portfolio that includes long-term equity investments maximizes the returns to be utilized to fund nuclear decommissioning, which in the long-term will better correlate to inflationary increases in decommissioning costs. However, the equity securities included in Duke Energy's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates.

     Duke Energy actively monitors its portfolio by benchmarking the performance of its investments against certain indexes and by maintaining, and periodically reviewing, established target allocation percentages of the assets in its trusts. Because the accounting for nuclear decommissioning recognizes that costs are recovered through the Electric Operations segment's rates, fluctuations in equity prices or interest rates do not affect consolidated results of operations.

     Environmental. Duke Energy is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

     Manufactured Gas Plants and Superfund Sites. Duke Energy was an operator of manufactured gas plants until the early 1950s and has entered into a cooperative effort with the State of North Carolina and other owners of certain former manufactured gas plant sites to investigate and, where necessary, remediate these contaminated sites. The State of South Carolina has expressed interest in entering into a similar arrangement. Duke Energy is considered by regulators to be a potentially responsible party and may be subject to future liability at seven federal Superfund sites and three state Superfund sites. While the cost of remediation of the remaining sites may be substantial, Duke Energy will share in any liability associated with remediation of contamination at such sites with other potentially responsible parties. Management believes that resolution of these matters will not have a material adverse effect on consolidated results of operations or financial position.

     PCB (Polychlorinated Biphenyl) Assessment and Clean-up Programs. TETCO, a wholly owned subsidiary of Duke Energy, is currently conducting PCB assessment and clean-up programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells, and on- and off-site clean-up work. TETCO completed the soil clean-up programs during 1998, subject to regulatory approval. Groundwater monitoring activities will continue at several sites beyond 1999.

     In 1987, the Commonwealth of Kentucky instituted a suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit is still pending. In 1996, TETCO completed clean-up of these sites under the U.S. Consent Decree.

     Duke Energy has also identified environmental contamination at certain sites on the PEPL and Trunkline systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. Duke Energy has communicated with the Environmental Protection Agency (EPA) and appropriate state regulatory agencies on these matters. Under the terms of the agreement with CMS Energy Corporation, Duke Energy is obligated to complete the PEPL and Trunkline clean-up programs at certain agreed-upon sites. These clean-up programs are expected to continue until 2001.

     At December 31, 1998 and 1997, remaining estimated clean-up costs on the TETCO, PEPL and Trunkline systems were accrued and included in the Consolidated Balance Sheets as Environmental Clean-up Liabilities. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and generally do not include fines, penalties or third-party claims. Costs expected to be recovered from customers have been deferred and are included in the Consolidated Balance Sheets as Environmental Clean-up Costs.

     The federal and state clean-up programs are not expected to interrupt or diminish Duke Energy's ability to deliver natural gas to customers. Based on Duke Energy's experience to date and costs incurred for clean-up operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

     Air Quality Control. The Clean Air Act Amendments of 1990 require a two-phase reduction by electric utilities in aggregate annual emissions of sulfur dioxide and nitrogen oxide by 2000. Duke Energy currently meets all requirements of Phase I. Duke Energy supports the national objective of protecting air quality in the most cost-effective manner, and has already reduced emissions by operating plants efficiently, using nuclear and hydroelectric generation and implementing various compliance strategies. To meet Phase II requirements by 2000, Duke Energy's current strategy includes using low-sulfur coal, purchasing sulfur dioxide emission allowances and installing low-nitrogen oxide burners and emission monitoring equipment. Construction activities needed to comply with Phase II requirements are substantially complete. Additional annual operating expenses of approximately $25 million for low-sulfur coal premiums, emission allowance purchases and other compliance activities will occur after 2000. This strategy is contingent upon developments in future markets for emission allowances, low-sulfur coal, future regulatory and legislative actions and advances in clean air technologies.

     In October 1998, the EPA issued a final ruling on regional ozone control which requires revised State Implementation Plans for 22 eastern states and the District of Columbia. This EPA ruling is being challenged in court by various states, industry and other interests, including the states of North Carolina and South Carolina and Duke Energy. Depending on the resolution of this matter, costs to Duke Energy may range from approximately $100 million to $500 million.


     In December 1997, the United Nations held negotiations in Kyoto, Japan to determine how to achieve worldwide stabilization of greenhouse gas emissions, including carbon dioxide emissions from fossil-fired generating facilities and methane from natural gas operations. Further negotiations in November 1998 in Buenos Aires, Argentina, resulted in a work plan to complete the operational details of the Kyoto agreement by late 2000. Duke Energy is taking steps to prepare for possible action on greenhouse gas emissions and has completed a greenhouse gas emissions inventory. Implications of greenhouse gas emissions are being integrated into planning processes. Because this matter is in the early stages of discussion, management cannot estimate the effects on future consolidated results of operations or financial position.

     Litigation and Contingencies. For information concerning litigation and other commitments and contingencies, see Note 14 to the Consolidated Financial Statements.

     Year 2000 Readiness Program. State of Readiness. Duke Energy initiated its Year 2000 Readiness Program in 1996 and began a formal review of computer-based systems and devices that are used in its business operations both domestically and internationally. These systems and devices include customer information, financial, materials management and personnel systems; as well as components of natural gas production, gathering, processing and transmission, and electric generation, distribution and transmission.

     Duke Energy is using a three-phase approach to address year 2000 issues:
1) inventory and preliminary assessment of computer systems, equipment and devices; 2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. Duke Energy is employing a combination of systems repair and planned systems replacement activities to achieve year 2000 readiness for its business and process control systems, equipment and devices. Duke Energy has substantially completed the first two phases throughout its business operations, and is in various stages of the third and final phase. Duke Energy's goal is to have its critical systems, equipment and devices year 2000 ready by mid-1999. Business acquisitions routinely involve an analysis of year 2000 readiness and are incorporated into the overall program as necessary.


     Duke Energy is actively evaluating and tracking year 2000 readiness of external third parties with which it has a material relationship. Such third parties include vendors, customers, U.S. governmental agencies, foreign governments and agencies, and other business associates. While the year 2000 readiness of third parties cannot be controlled, Duke Energy is attempting to assess the readiness of third parties and any potential implications to its operations. Alternate suppliers of critical products, goods and services are being identified, where necessary.

     Costs. Management believes it is devoting the resources necessary to achieve year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $65 million, of which approximately $41 million had been incurred as of December 31, 1998. These costs exclude replacement systems that, in addition to being year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

     Risks. Management believes it has an effective program in place to manage the risks associated with the year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which Duke Energy would temporarily be unable to deliver energy or energy services to its customers. Management believes that the most reasonably likely worst case scenario would be small, localized interruptions of service, which likely would be rapidly restored. In addition, there could be a temporary reduction in energy needs of customers due to their own year 2000 problems. In the event that such a scenario occurs, it is not expected to have a material adverse impact on consolidated results of operations or financial position.

     Contingency Plans. Year 2000 contingency planning is currently underway to assure continuity of business operations for all periods during which year 2000 impacts may occur. Duke Energy is participating in multiple industry efforts to assure effective year 2000 contingency plans, and intends to complete its own year 2000 contingency plans by mid-1999. These plans address various year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

     Based on assessments completed to date and compliance plans in process, management believes that year 2000 issues, including the cost of making critical systems, equipment and devices ready, will not have a material adverse effect on Duke Energy's business operation or consolidated results of operations or financial position. Nevertheless, achieving year 2000 readiness is subject to risks and uncertainties, including those described above. While management believes the possibility is remote, if Duke Energy's internal systems, or the internal systems of external parties, fail to achieve year 2000 readiness in a timely manner, Duke Energy's business, consolidated results of operations or financial condition could be adversely affected.

     New Accounting Standard. In September 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. Duke Energy is required to adopt this standard by January 1, 2000. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derviative. Duke Energy is currently reviewing the expected impact of SFAS No. 133 on consolidated results of operations and financial position.

     Subsequent Event. On February 18, 1999, Duke Energy announced its intent to make a concurrent cash tender offer in Chilean pesos in Chile and the United States for 51% of the outstanding shares of Endesa-Chile. The estimated total cash outlay is approximately $2.1 billion based on current exchange rates. The offer will be contingent upon, among other things, certain Endesa-Chile shareholder approvals. If all approvals are obtained, the transactions are expected to be completed during the second quarter of 1999. Endesa-Chile controls and operates 10,247 megawatts of generating capacity in Argentina, Brazil, Chile, Colombia and Peru.

     Forward-Looking Statements. From time to time, Duke Energy may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Duke Energy cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territories of Duke Energy and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which Duke Energy and its subsidiaries are subject or other external factors over which Duke Energy has no control; the results of financing efforts; growth in opportunities for Duke Energy's business units; achievement of year 2000 readiness; and the effect of accounting policies issued periodically by accounting standard-setting bodies.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Qualitative and Quantitative Disclosures About Market Risk."

Item 8. Financial Statements and Supplementary Data.


                            DUKE ENERGY CORPORATION

                       Consolidated Statements of Income


                                                                                         Years Ended December 31,
                                                                                   -------------------------------------
                                                                                        1998         1997        1996
                                                                                   ------------- ------------ ----------
                                                                                   In millions, except per share amounts
Operating Revenues
  Sales, trading and marketing of natural gas and petroleum products
   (Notes 1 and 4) ...............................................................    $ 7,854      $  8,151    $ 5,848
  Transportation and storage of natural gas (Notes 1 and 4) ......................      1,450         1,504      1,523
  Generation, transmission and distribution of electricity (Notes 1 and 4) .......      4,586         4,334      4,436
  Trading and marketing of electricity (Notes 1 and 4) ...........................      2,788         1,665         78
  Other (Note 8) .................................................................        932           655        417
                                                                                      -------      --------    -------
    Total operating revenues .....................................................    17,610         16,309     12,302
                                                                                      -------      --------    -------
Operating Expenses
  Natural gas and petroleum products purchased (Note 1) ..........................      7,497         7,705      5,414
  Fuel used in electric generation (Notes 1 and 11) ..............................        767           743        758
  Net interchange and purchased power (Notes 1, 4 and 5) .........................      2,916         1,960        457
  Other operation and maintenance (Notes 4, 11 and 14) ...........................      2,738         2,721      2,383
  Depreciation and amortization (Notes 1 and 5) ..................................        909           841        789
  Property and other taxes .......................................................        350           369        342
                                                                                      -------      --------    -------
    Total operating expenses .....................................................     15,177        14,339     10,143
                                                                                      -------      --------    -------
Operating Income .................................................................      2,433         1,970      2,159
                                                                                      -------      --------    -------
Other Income and Expenses
  Deferred returns and allowance for funds used during construction (Note 1) .....         88           109        105
  Other, net .....................................................................        126            29         30
                                                                                      -------      --------    -------
    Total other income and expenses ..............................................        214           138        135
                                                                                      -------      --------    -------
Earnings Before Interest and Taxes ...............................................      2,647         2,108      2,294
Interest Expense (Notes 7 and 10) ................................................        514           472        499
Minority Interests (Notes 2 and 12) ..............................................         96            23          6
                                                                                      -------      --------    -------
Earnings Before Income Taxes .....................................................      2,037         1,613      1,789
Income Taxes (Notes 1 and 6) .....................................................        777           639        698
                                                                                      -------      --------    -------
Income Before Extraordinary Item .................................................      1,260           974      1,091
Extraordinary Loss, net of tax ...................................................         (8)           --        (17)
                                                                                      ---------    --------    -------
Net Income .......................................................................      1,252           974      1,074
                                                                                      --------     --------    -------
Dividends and Premiums on Redemptions of Preferred and Preference Stock
  (Note 13) ......................................................................         21            72         44
                                                                                      --------     --------    -------
Earnings Available for Common Stockholders .......................................    $ 1,231      $    902    $ 1,030
                                                                                      ========     ========    =======
Common Stock Data (Note 1)
  Weighted average shares outstanding ............................................       361           360        361
  Earnings per share (before extraordinary item)
   Basic .........................................................................    $  3.43     $   2.51    $  2.90
   Dilutive ......................................................................    $  3.42     $   2.50    $  2.88
  Earnings per share
   Basic .........................................................................    $  3.41     $   2.51    $  2.85
   Dilutive ......................................................................    $  3.40     $   2.50    $  2.83
  Dividends per share ............................................................    $  2.20     $   1.90    $  1.57

                See Notes to Consolidated Financial Statements

                            DUKE ENERGY CORPORATION

                     Consolidated Statements of Cash Flows

                                                                                              Years Ended December 31,
                                                                                      -----------------------------------------
                                                                                           1998          1997          1996
                                                                                      ------------- ------------- -------------
                                                                                                     In millions
Cash Flows from Operating Activities
 Net Income .........................................................................   $ 1,252       $   974       $ 1,074
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization ......................................................     1,055           983           965
 Deferred income taxes ..............................................................       (35)           99            94
 Purchased capacity levelization ....................................................        88            56            73
 Transition cost (payments) recoveries, net .........................................       (28)          (36)           91
 (Increase) decrease in
   Receivables ......................................................................       (18)         (266)         (646)
   Inventory ........................................................................      (104)           (7)           45
   Other current assets .............................................................       (39)          (18)           17
 Increase (decrease) in
   Accounts payable .................................................................        72           239           577
   Taxes accrued ....................................................................        (6)           50           (11)
   Interest accrued .................................................................        (2)          (13)          (18)
   Other current liabilities ........................................................        84            15           (10)
 Other, net .........................................................................        12            64            84
                                                                                        ---------     ---------     -------
   Net cash provided by operating activities ........................................     2,331         2,140         2,335
                                                                                        ---------     ---------     -------
Cash Flows from Investing Activities
 Capital expenditures ...............................................................    (2,159)       (1,323)       (1,394)
 Investment expenditures ............................................................      (341)         (705)         (156)
 Decommissioning, retirements and other .............................................        24            34           (18)
                                                                                        ---------     ---------     -------
   Net cash used in investing activities ............................................    (2,476)       (1,994)       (1,568)
                                                                                        ---------     ---------     -------
Cash Flows from Financing Activities
 Proceeds from the issuance of
   Long-term debt ...................................................................     1,357         1,618           363
   Guaranteed preferred beneficial interests in subordinated notes of Duke Energy
    Corporation or subsidiaries .....................................................       581           339            --
   Common stock and stock options ...................................................       176            15            12
 Payments for the redemption of
   Long-term debt ...................................................................      (698)         (869)         (527)
   Common stock .....................................................................        --           (25)         (159)
   Preferred and preference stock ...................................................      (180)         (224)           --
 Net change in notes payable and commercial paper ...................................      (350)         (290)          159
 Dividends paid .....................................................................      (814)         (726)         (609)
 Other ..............................................................................         6           (41)          (12)
                                                                                        ---------     ---------     -------
   Net cash provided by (used in) financing activities ..............................        78          (203)         (773)
                                                                                        ---------     ---------     -------
 Net decrease in cash and cash equivalents ..........................................       (67)          (57)           (6)
 Cash received from business acquisitions ...........................................        38            --            --
 Cash and cash equivalents at beginning of year .....................................       109           166           172
                                                                                        ---------     ---------     ---------
 Cash and cash equivalents at end of year ...........................................   $    80       $   109       $   166
                                                                                        =========     =========     =========
Supplemental Disclosures
 Cash paid for interest, net of amount capitalized ..................................   $   490       $   476       $   493
 Cash paid for income taxes .........................................................   $   733       $   470       $   550

                See Notes to Consolidated Financial Statements

                            DUKE ENERGY CORPORATION

                          Consolidated Balance Sheets

                                                                            December 31,
                                                                       -----------------------
                                                                           1998        1997
                                                                       ----------- -----------
                                                                             In millions
ASSETS
Current Assets (Note 1)
 Cash and cash equivalents (Note 7) ..................................  $     80    $    109
 Receivables (Note 7) ................................................     2,318       2,281
 Inventory ...........................................................       543         440
 Current portion of natural gas transition costs (Note 4) ............       100          67
 Current portion of purchased capacity costs (Note 5) ................        99          76
 Unrealized gains on mark to market transactions (Note 7) ............     1,457         551
 Other (Note 7) ......................................................       228         161
                                                                        --------    --------
   Total current assets ..............................................     4,825       3,685
                                                                        --------    --------
Investments and Other Assets
 Investments in affiliates (Notes 8 and 14) ..........................       902         686
 Nuclear decommissioning trust funds (Notes 7 and 11) ................       580         471
 Pre-funded pension costs (Note 17) ..................................       332         337
 Goodwill, net (Notes 1, 2 and 6) ....................................       495         504
 Notes receivable ....................................................       244         240
 Unrealized gains on mark to market transactions (Notes 1 and 7) .....       396          66
 Other ...............................................................       283         144
                                                                        --------    --------
   Total investments and other assets ................................     3,232       2,448
                                                                        --------    --------
Property, Plant and Equipment (Notes 1, 5, 9, 10, 11 and 14)
 Cost ................................................................    27,128      25,448
 Less accumulated depreciation and amortization ......................    10,253       9,712
                                                                        --------    --------
   Net property, plant and equipment .................................    16,875      15,736
                                                                        --------    --------
Regulatory Assets and Deferred Debits (Note 1)
 Purchased capacity costs (Note 5) ...................................       648         759
 Debt expense ........................................................       253         253
 Regulatory asset related to income taxes ............................       506         511
 Natural gas transition costs (Note 4) ...............................        80         194
 Environmental clean-up costs ........................................        87         104
 Other ...............................................................       300         339
                                                                        --------    --------
   Total regulatory assets and deferred debits .......................     1,874       2,160
                                                                        --------    --------
Total Assets .........................................................  $ 26,806    $ 24,029
                                                                        ========    ========

                See Notes to Consolidated Financial Statements

                            DUKE ENERGY CORPORATION

                                                                                              December 31,
                                                                                          ---------------------
                                                                                             1998       1997
                                                                                          ---------- ----------
                                                                                               In millions
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable .......................................................................  $  1,754   $  1,670
 Notes payable and commercial paper (Notes 7 and 10) ....................................       209        170
 Taxes accrued (Note 1) .................................................................       119        125
 Interest accrued .......................................................................       109        111
 Current maturities of long-term debt and preferred stock (Notes 10 and 13) .............       707         77
 Unrealized losses on mark to market transactions (Notes 1 and 7) .......................     1,387        538
 Other (Notes 1 and 14) .................................................................       642        584
                                                                                           --------   --------
   Total current liabilities ............................................................     4,927      3,275
                                                                                           --------   --------
Long-term Debt (Notes 7 and 10) .........................................................     6,272      6,530
                                                                                           --------   --------
Deferred Credits and Other Liabilities (Note 1)
 Deferred income taxes (Note 6) .........................................................     3,733      3,707
 Investment tax credit (Note 6) .........................................................       242        257
 Nuclear decommissioning costs externally funded (Notes 7 and 11) .......................       580        471
 Natural gas transition liabilities (Note 4) ............................................         4         78
 Environmental clean-up liabilities (Note 14) ...........................................       148        158
 Unrealized losses on mark to market transactions (Note 7) ..............................       362         50
 Other ..................................................................................       903        967
                                                                                           --------   --------
   Total deferred credits and other liabilities .........................................     5,972      5,688
                                                                                           --------   --------
Minority Interests (Note 2) .............................................................       253        168
                                                                                           --------   --------
Guaranteed Preferred Beneficial Interests in Subordinated
 Notes of Duke Energy Corporation or Subsidiaries (Notes 7 and 12) ......................       919        339
                                                                                           --------   --------
Preferred and Preference Stock (Notes 7 and 13)
 Preferred and preference stock with sinking fund requirements ..........................       104        149
 Preferred and preference stock without sinking fund requirements .......................       209        340
                                                                                           --------   --------
   Total preferred and preference stock .................................................       313        489
                                                                                           --------   --------
Commitments and Contingencies (Notes 5, 11 and 14)
Common Stockholders' Equity (Notes 15 and 16)
Common stock, no par, 500 million shares authorized; 363.0 million and 359.8 million
shares outstanding at December 31, 1998 and 1997, respectively ..........................     4,449      4,284
 Retained earnings ......................................................................     3,701      3,256
                                                                                           --------   --------
   Total common stockholders' equity ....................................................     8,150      7,540
                                                                                           --------   --------
Total Liabilities and Stockholders' Equity ..............................................  $ 26,806   $ 24,029
                                                                                           ========   ========

                See Notes to Consolidated Financial Statements

                            DUKE ENERGY CORPORATION

            Consolidated Statements of Common Stockholders' Equity


                                                             Years Ended December 31,
                                                        -----------------------------------
                                                           1998         1997        1996
                                                        ---------- ------------- ----------
                                                                    In millions
Common Stock
 Balance at beginning of year .........................  $ 4,284      $ 4,289     $ 4,297
 Stock repurchased (Note 15) ..........................       --          --          (31)
 Dividend reinvestment and employee benefits ..........      165           (9)         23
 Other capital stock transactions, net ................       --            4          --
                                                         -------      --------    -------
   Balance at end of year .............................    4,449        4,284       4,289
                                                         -------      --------    -------
Retained Earnings
 Balance at beginning of year .........................    3,256        3,052       2,716
 Net income ...........................................    1,252          974       1,074
 Common stock dividends ...............................     (794)        (682)       (566)
 Preferred and preference stock dividends and premiums
   on redemptions (Note 13) ...........................      (21)         (72)        (44)
 Other capital stock transactions, net ................        8          (16)       (128)
                                                         -------      --------    -------
   Balance at end of year .............................    3,701        3,256       3,052
                                                         -------      --------    -------
Total Common Stockholders' Equity .....................  $ 8,150      $ 7,540     $ 7,341
                                                         =======      ========    =======

                See Notes to Consolidated Financial Statements

                            DUKE ENERGY CORPORATION


                  Notes to Consolidated Financial Statements

             For the Years Ended December 31, 1998, 1997 and 1996


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation. The consolidated financial statements include the accounts of all of Duke Energy Corporation's majority-owned subsidiaries after the elimination of significant intercompany transactions and balances. Investments in other entities that are not controlled by Duke Energy Corporation, but where it has significant influence over operations, are accounted for using the equity method.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current and expected future events, actual results could differ from those estimates.

     "Duke Energy" is used from time to time herein as a collective reference to Duke Energy Corporation and its subsidiaries.

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

     Commodity Derivatives. Duke Energy, primarily through its subsidiaries, manages its exposure to risk from existing contractual commitments and provides risk management services to its customers and suppliers through forward contracts, futures, over-the-counter swap agreements and options.

     Commodity derivatives and certain forward contracts utilized for trading purposes are accounted for using the mark-to-market method. Under this methodology, these instruments are adjusted to market value, and the gains and losses are recognized in current period income and are included in the Consolidated Statements of Income as Natural Gas and Petroleum Products Purchased or Net Interchange and Purchased Power. Unrealized gains and losses are recorded in the Consolidated Balance Sheets as Unrealized Gains or Losses on Mark to Market Transactions.

     Futures, over-the-counter swap agreements and options are also utilized for non-trading purposes to hedge the impact of market fluctuations in the price and transportation costs of natural gas, electricity and other energy-related products. In order to qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Under the deferral method of accounting, gains and losses related to commodity derivatives which qualify as hedges of commodity commitments are recognized in income when the underlying hedged physical transaction closes and are included in the Consolidated Statements of Income as Natural Gas and Petroleum Products Purchased or Net Interchange and Purchased Power. Deferred gains and losses related to such instruments are reported in the Consolidated Balance Sheets as Current Assets or Liabilities until recognized in income. If the commodity derivative is no longer sufficiently correlated to the underlying commodity, or if the underlying commodity transaction closes earlier than anticipated, the deferred gains or losses are recognized in income.

     Derivative Financial Instruments. Duke Energy uses interest rate swaps, accounted for under the accrual method, to manage the interest rate characteristics associated with outstanding debt. Interest rate differentials to be paid or received as interest rates change are accrued and recognized as an adjustment to interest expense. The amount accrued as either a payable to or receivable from counterparties is included in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits.

     Duke Energy also utilizes interest rate lock agreements to hedge interest rate risk associated with new debt issuances. Under the deferral method of accounting, gains or losses on such agreements, when settled, are deferred in the Consolidated Balance Sheets as Long-term Debt and are amortized in the Consolidated Statements of Income as an adjustment to interest expense.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

     Duke Energy enters into foreign currency swap agreements to manage foreign currency risks associated with energy contracts denominated in foreign currencies. These agreements are accounted for under the mark-to-market method. See previous discussion of the mark-to-market method in the Commodity Derivatives section.

     Goodwill Amortization. Goodwill related to the purchases of Duke/Louis Dreyfus, L.L.C. (D/LD), Texas Eastern Corporation (TEC) and other natural gas gathering, transmission and processing facilities and engineering consulting businesses is amortized on a straight-line basis over 10 years, 40 years and 15 years, respectively. See Note 2 for a description of the D/LD acquisition. Goodwill recorded as of December 31, 1998 and 1997 related to the 1989 TEC acquisition was $245 million. Accumulated amortization of goodwill at December 31, 1998 and 1997 was $166 million and $124 million, respectively.

     Property, Plant and Equipment. Property, plant and equipment are stated at original cost. Duke Energy capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of money. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates, excluding nuclear fuel, were 3.82%, 3.67% and 3.77% for 1998, 1997 and 1996, respectively.

     When property, plant and equipment maintained by Duke Energy's regulated operations are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. When entire regulated operating units are sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded in income, unless otherwise required by the Federal Energy Regulatory Commission (FERC).

     Impairment of Long-Lived Assets. The recoverability of long-lived assets and intangible assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluation is based on various analyses, including undiscounted cash flow projections.

     Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred in connection with the issuance of presently outstanding long-term debt are amortized over the terms of the respective issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of those items.

     Environmental Expenditures. Environmental expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Certain of these environmental assessments and clean-up costs are expected to be recovered from Natural Gas Transmission customers and have, therefore, been deferred and are included in the Consolidated Balance Sheets as Environmental Clean-up Costs.

     Cost-Based Regulation. Duke Energy's regulated operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets and liabilities that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for non-regulated entities. These regulatory assets and liabilities are classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits and Deferred Credits and Other Liabilities, respectively. The applicability of SFAS No. 71 is routinely evaluated, and factors such as regulatory changes and the impact of competition are considered. Discontinuing cost-based regulation or increasing competition might require companies to reduce their asset balances to reflect a market basis less than cost and to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of discontinuing cost-based regulation or increasing competition on future financial position or results of operations. However, Duke Energy continues to position itself to effectively meet these challenges by maintaining competitive prices.

     Common Stock Options. The intrinsic value method of accounting is used for common stock options issued to employees.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

     Revenues. Revenues on sales of electricity and transportation and storage of natural gas are recognized as service is provided. Revenues on sales of natural gas and petroleum products are recognized in the period of delivery. Receivables on the Consolidated Balance Sheets included $193 million and $232 million as of December 31, 1998 and 1997, respectively, for electric service that has been provided but not yet billed to customers. When rate cases are pending final approval, a portion of the revenues is subject to possible refund. Reserves have been established where required for such cases.

     Nuclear Fuel. Amortization of nuclear fuel is included in the Consolidated Statements of Income as Fuel Used in Electric Generation. The amortization is recorded using the units-of-production method.

     Deferred Returns and Allowance for Funds Used During Construction (AFUDC). Deferred returns represent the estimated financing costs associated with funding certain regulatory assets. These regulatory assets primarily arose from the funding of purchased capacity costs above levels collected in rates. Deferred returns are non-cash items and are primarily recognized as an addition to Purchased Capacity Costs with an offsetting credit to Other Income and Expenses.

     AFUDC represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC is a non-cash item and is recognized as a cost of Property, Plant and Equipment, with offsetting credits to Other Income and Expenses and to Interest Expense. After construction is completed, Duke Energy is permitted to recover these costs, including a fair return, through their inclusion in rate base and in the provision for depreciation.

     Rates used for capitalization of deferred returns and AFUDC by Duke Energy's regulated operations are calculated in compliance with FERC rules.

     Income Taxes. Duke Energy and its subsidiaries file a consolidated federal income tax return. Deferred income taxes have been provided for temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or tax-deductible amounts in different periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties.

     Earnings Per Common Share. Basic earnings per share is based on a simple weighted average of common shares outstanding. Dilutive earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised or converted into common stock. The numerator for the calculation of basic and dilutive earnings per share is earnings available for common stockholders.

     Denominator for Earnings per Share

                                                          1998   1997   1996
                                                         ------ ------ -----
                                                             In millions
   Denominator for basic earnings per share
    (weighted average shares outstanding) ..............  361    360    361
   Assumed exercise of dilutive stock options ..........    1      2      2
                                                          ---    ---    ---
   Denominator for dilutive earnings per share .........  362    362    363
                                                          ===    ===    ===

     Extraordinary Items. In January 1998, TEPPCO Partners, L.P. (TEPPCO), in which a subsidiary of Duke Energy has a 2% general partner interest and a 19.1% limited partner interest, redeemed certain First Mortgage Notes. A non-cash extraordinary loss of $8 million, net of income tax of $5 million, was recorded related to costs of the early retirement of debt. Earnings per common share for 1998 were reduced by $0.02 as a result of this charge.

     On October 1, 1996, Texas Eastern Transmission Corporation (TETCO), a subsidiary of Duke Energy, redeemed $150 million, 10% debentures and $100 million, 10 1/8% debentures due 2011. TETCO recorded a non-cash extraordinary item of $17 million, net of income tax of $10 million, related to the unamortized discount on this early retirement of debt. Earnings per common share for 1996 were reduced $0.05 as a result of this charge.

     Reclassifications. Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

     New Accounting Standard. In September 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. Duke Energy is required to adopt this standard by January 1, 2000. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. Duke Energy is currently reviewing the expected impact of SFAS No. 133 on consolidated results of operations and financial position.


NOTE 2. BUSINESS COMBINATIONS

     PanEnergy Corp (PanEnergy). On June 18, 1997, Duke Power Company (Duke Power) changed its name to Duke Energy Corporation and completed a stock-for-stock merger with PanEnergy (the merger). PanEnergy was involved in the gathering, processing, transportation and storage of natural gas; the production of natural gas liquids (NGL); and the marketing of natural gas, electricity and other energy-related products. Pursuant to the merger agreement, Duke Energy issued 158.3 million shares of its common stock in exchange for all of the outstanding common stock of PanEnergy. Accordingly, each share of PanEnergy common stock outstanding was converted into the right to receive 1.0444 shares of Duke Energy's common stock. In addition, each outstanding option to purchase PanEnergy common stock became an option to purchase common stock of Duke Energy, adjusted accordingly. The merger was accounted for as a pooling of interests; therefore, the Consolidated Financial Statements and other financial information included in this Annual Report for periods prior to the merger include the combined historical financial results of Duke Power and PanEnergy.

     Operating revenues and net income previously reported by the separate companies and the combined amounts presented in the accompanying Consolidated Statements of Income are as follows:


                                                     Year Ended December 31, 1996
                                          --------------------------------------------------
                                           Duke Power   PanEnergy   Adjustments    Combined
                                          ------------ ----------- ------------- -----------
                                                             In millions
   Operating revenues ...................    $ 4,758     $ 7,505        $ 39      $ 12,302
   Income before extraordinary item .....    $   730     $   361          --      $  1,091
   Net income ...........................    $   730     $   344          --      $  1,074

     The adjustment to operating revenues is a reclassification of PanEnergy's equity in earnings of unconsolidated affiliates from other income to revenues to be consistent with Duke Energy's financial statement presentation.

     Duke/Louis Dreyfus, L.L.C. On June 17, 1997, a wholly owned subsidiary of Duke Energy acquired the remaining 50% ownership interest in D/LD from affiliates of Louis Dreyfus Corp. for $247 million. D/LD markets electric power, natural gas and energy-related services to utilities, municipalities and other large energy users in North America. The acquisition was accounted for by the purchase method, and the assets and liabilities and results of operations of D/LD have been consolidated in Duke Energy's financial statements since the date of purchase. The purchase price substantially represents goodwill.

     Duke/UAE L.L.C. During December 1997, a wholly owned subsidiary of Duke Energy formed a joint venture with UAE Ref-Fuel L.L.C. (UAE), a wholly owned subsidiary of United American Energy Corp. Duke Energy owns a 65% interest in the joint venture, with UAE owning a 35% minority interest. The joint venture acquired a 50% ownership interest in American Ref-Fuel Company, a waste-to-energy firm with operations primarily in New York and New Jersey. Thus, Duke Energy has an indirect 32.5% ownership interest in American Ref-Fuel Company and provided $237 million of investment and financing to the venture.

     Duke Energy Trading and Marketing, L.L.C. On August 1, 1996, a wholly owned subsidiary of Duke Energy formed a natural gas and power marketing joint venture with Mobil Corporation affiliates. The marketing company conducts business as Duke Energy Trading and Marketing, L.L.C. in the United States and as Duke Energy Marketing L.P. in Canada. Duke Energy operates the joint venture and owns a 60% interest, with Mobil Corporation owning a 40% minority interest.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 3. BUSINESS SEGMENTS
     Duke Energy is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the United States and abroad. Duke Energy provides these and other services through seven business segments:

     o Electric Operations

     o Natural Gas Transmission

     o Field Services

     o Trading and Marketing

     o Global Asset Development

     o Other Energy Services

     o Real Estate Operations

     These segments were defined as a result of Duke Energy adopting SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     Electric Operations generates, transmits, distributes and sells electric energy in central and western North Carolina and the western portion of South Carolina (doing business as Duke Power or Nantahala Power and Light). These electric operations are subject to the rules and regulations of the FERC, the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (PSCSC).

     Natural Gas Transmission, through its Northeast Pipelines, provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the expected sale of the Midwest Pipelines in early 1999, Natural Gas Transmission also provides interstate transportation and storage services in the midwest states. See further discussion of the proposed sale of the Midwest Pipelines in Note 14 to the Consolidated Financial Statements. The interstate natural gas transmission and storage operations are also subject to the rules and regulations of the FERC.

     Field Services gathers, processes, transports and markets natural gas and produces and markets NGLs. Field Services operates gathering systems in ten states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and Gulf Coast areas.

     Trading and Marketing markets natural gas, electricity and other energy-related products across North America. Duke Energy owns a 60% interest in Trading and Marketing's operations, with Mobil Corporation owning a 40% minority interest.

     Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy Power Services, LLC (Duke Energy Power Services) and Duke Energy International, LLC (Duke Energy International).

     Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc., Duke/Fluor Daniel and DukeSolutions, Inc.

     Real Estate Operations conducts its business through Crescent Resources, Inc., which develops high quality commercial and residential real estate projects and manages forest holdings in the southeastern United States.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 3. BUSINESS SEGMENTS -- Continued

Business Segment Data



                                                                                        Depreciation    Capital and
                                  Unaffiliated   Intersegment     Total                      and         Invesment     Segment
                                    Revenues       Revenues      Revenues      EBIT     Amortization   Expenditures     Assets
                                 -------------- -------------- ----------- ----------- -------------- -------------- -----------
                                                                           In millions
Year Ended December 31, 1998
Electric Operations ............    $ 4,626        $     --     $  4,626     $ 1,513        $ 522         $   586     $ 13,073
Natural Gas Transmission .......      1,426             102        1,528         702          215             290        4,996
Field Services .................      2,094             545        2,639          76           80             304        1,893
Trading and Marketing ..........      8,614             171        8,785         122           11               8        3,233
Global Asset Development .......        237              82          319          80           31           1,027        2,061
Other Energy Services ..........        436              85          521          10           12              41          376
Real Estate Operations .........        181              --          181         142            6             217          724
Other Operations ...............         (4)             26           22           2           32              27          848
Eliminations ...................         --          (1,011)      (1,011)         --           --              --         (398)
                                    ---------      --------     --------     -------        -----         -------     --------
Total Consolidated .............    $ 17,610       $     --     $ 17,610     $ 2,647        $ 909         $ 2,500     $ 26,806
                                    =========      ========     ========     =======        =====         =======     ========
Year Ended December 31, 1997
Electric Operations ............    $ 4,401        $     --     $  4,401     $ 1,282        $ 498         $   743     $ 12,958
Natural Gas Transmission .......      1,468             104        1,572         624          229             247        5,059
Field Services .................      2,481             574        3,055         157           71             157        1,855
Trading and Marketing ..........      7,411              78        7,489          44            7              18        1,857
Global Asset Development .......        109              14          123           5            9             348          988
Other Energy Services ..........        343              33          376          18            6              47          223
Real Estate Operations .........        124              --          124          98            4             223          594
Other Operations ...............        (28)             --          (28)       (120)          17             245          941
Eliminations ...................         --            (803)        (803)         --           --              --         (446)
                                    ---------      --------     --------     -------        -----         -------     --------
Total Consolidated .............    $ 16,309       $     --     $ 16,309     $ 2,108        $ 841         $ 2,028     $ 24,029
                                    =========      ========     ========     =======        =====         =======     ========
Year Ended December 31, 1996
Electric Operations ............    $ 4,498        $     --     $  4,498     $ 1,419        $ 481         $   610     $ 12,625
Natural Gas Transmission .......      1,470              86        1,556         595          228             194        5,186
Field Services .................      2,216             421        2,637         152           59             531        1,709
Trading and Marketing ..........      3,773              41        3,814          58            4               7        1,404
Global Asset Development .......         65               7           72          --            7              35          522
Other Energy Services ..........        183              21          204          20            3              39          130
Real Estate Operations .........        114              --          114          88            4             115          446
Other Operations ...............        (17)             --          (17)        (38)           3              19          727
Eliminations ...................         --            (576)        (576)         --           --              --         (383)
                                    ---------      --------     --------     -------        -----         -------     --------
Total Consolidated .............   $ 12,302        $     --     $ 12,302     $ 2,294        $ 789         $ 1,550     $ 22,366
                                    =========      ========     ========     =======        =====         =======     ========

     Duke Energy's reportable segments are strategic business units that offer different products and services and are each managed separately. Management evaluates segment performance based on earnings before interest and taxes
(EBIT). Segment earnings before interest and taxes, presented in the accompanying table, includes intersegment sales accounted for at prices representative of unaffiliated party transactions. Segment assets are provided as additional information in the accompanying table and are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

     Other Operations primarily includes communication services, water services and certain unallocated corporate costs.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 4. REGULATORY MATTERS
     Electric Operations. The NCUC and the PSCSC approve rates for retail electric sales within their respective states. The FERC approves Electric Operations' rates for electric sales to wholesale customers. Electric sales to the other joint owners of the Catawba Nuclear Station, which represent a substantial majority of Electric Operations' electric wholesale revenues, are set through contractual agreements.

     In 1997, in conjunction with the merger, Duke Energy agreed to cap the base electric rates for retail customers at existing levels through 2000, with very limited exceptions. Duke Energy also agreed to freeze rates, except for the market-based rates, for transmission and wholesale electric sales. In addition, Duke Energy agreed to a cap on the rates charged to the other joint owners of Catawba Nuclear Station under the interconnection agreements and on the reimbursement of certain costs related to administration and general expenses and general plant costs under operation and fuel agreements. Management believes that these agreements will not have a material adverse effect on consolidated results of operations or financial position.

     Fuel costs are reviewed semiannually in the wholesale jurisdiction and annually in the South Carolina retail jurisdiction, with provisions for reviewing such costs in base rates. In the North Carolina retail jurisdiction, a review of fuel costs in rates is required annually and during general rate case proceedings. All jurisdictions allow Duke Energy to adjust electric rates for past over- or under-recovery of fuel costs. Therefore, the difference between actual fuel costs incurred for electric operations and fuel costs recovered through rates is reflected in revenues. The stipulation agreements related to the merger do not apply to the fuel cost adjustments.

     The PSCSC, on May 7, 1996, ordered a rate reduction in the form of a decrement rider of 0.432 cents per kilowatt-hour, or an average of approximately 8%, affecting South Carolina retail customers. South Carolina retail sales represent approximately 30% of Electric Operations' total regulated electric sales. The rate reduction was reflected on bills rendered on or after June 1, 1996. This net decrement rider reflects an interim true-up decrement adjustment associated with the levelization of Catawba Nuclear Station purchased capacity costs and an interim true-up increment associated with amortization of the demand-side management deferral account. The rate adjustment was made, in part, because cumulative levelized revenues associated with the recovery of Catawba Nuclear Station purchased capacity costs had exceeded purchased capacity payments and associated deferred returns.

     Certain of Electric Operations' electric wholesale customers, excluding the other Catawba Nuclear Station joint owners, initiated proceedings in 1995 before the FERC concerning rate related matters. Duke Energy and nine of its eleven wholesale customers entered into a settlement in July 1996 which reduced the customers' electric rates by approximately 9% and renewed their contracts with Duke Energy through 2000. Both of the customers that did not enter into the settlement signed agreements and began purchasing electricity from other suppliers in 1997. Early in 1998, Duke Energy reached agreements, which were approved by the FERC in September 1998, with both of these former customers to recover the stranded costs incurred to serve these customers. Management believes that these agreements will not have a material adverse impact on consolidated results of operations or financial position.

     In December 1997, Duke Energy filed applications with the FERC, NCUC and PSCSC for authority to combine Nantahala Power and Light (a wholly owned subsidiary) and Duke Power. Duke Energy received the necessary approvals in June, April and February 1998, respectively. Nantahala Power and Light began operations as a division of Duke Power effective August 3, 1998.

     Natural Gas Transmission. Duke Energy's interstate natural gas pipelines primarily provide transportation and storage services pursuant to FERC Order
636. Order 636 allows pipelines to recover eligible costs resulting from implementation of the order (transition costs). In 1994, the FERC approved TETCO's settlement resolving regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. Under the 1994 settlement, TETCO's liability for transition costs was estimated based on the amount of producers' natural gas reserves and other factors. This settlement provided for the recovery of certain of these transition costs from customers through volumetric and reservation charges. In 1995, based upon producers' discoveries of additional natural gas reserves, TETCO increased the estimated liabilities for transition costs by $126 million, increased regulatory assets by $86 million for amounts expected to be collected from customers and recognized a $40 million charge to operating expenses ($26 million after tax). In 1998, TETCO favorably resolved all remaining gas purchase contracts, recognizing $39 million of income ($24 million after tax).

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 4. REGULATORY MATTERS -- Continued

     On August 29, 1998, the FERC approved a settlement filed by TETCO, which accelerates recovery of natural gas transition costs and reduces depreciation expense to more appropriately reflect the estimated useful lives of its facilities, principally interstate natural gas pipelines. Prior to the settlement, Duke Energy reviewed the condition of its natural gas pipeline facilities and current maintenance practices, and concluded that extension of the useful lives was appropriate. These facilities have a book value of approximately $1.8 billion, net of accumulated depreciation of $2.6 billion. The new weighted average rate of depreciation for storage and transportation plant is approximately 1.25%. Implementation of the settlement began October 1, 1998, and a rate moratorium will be in effect until 2004. The settlement reduces customer rates as a result of the reduced depreciation expense offset through 2001 by the accelerated recovery of natural gas transition costs. The settlement is not expected to have a material effect on the net results of operations or financial position of Duke Energy.

     GLOBAL ASSET DEVELOPMENT. Two California electric generating plants, Moss Landing and Oakland, sell electricity under the terms of Reliability Must Run
(RMR) Agreements with the California Independent System Operator (ISO), which purchases electricity at FERC regulated rates. Duke Energy has not received final approval from the FERC with respect to the electric rates charged by the two plants, and, therefore, the rates are subject to partial refund. Management believes that the final resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

NOTE 5. JOINT OWNERSHIP OF GENERATING FACILITIES

Joint Ownership of Catawba Nuclear Station

Owner                                                           Ownership Interest
-------------------------------------------------------------- -------------------
    North Carolina Municipal Power Agency Number 1 (NCMPA) ...   37.5  %
    North Carolina Electric Membership Corporation (NCEMC) ...   28.125%
    Duke Energy Corporation ..................................   12.5  %
    Piedmont Municipal Power Agency (PMPA) ...................   12.5  %
    Saluda River Electric Cooperative, Inc. (Saluda River) ...    9.375%
                                                                 ------
                                                                   100%

     As of December 31, 1998, $516 million of Property, Plant and Equipment, net of $219 million of accumulated depreciation and amortization, represented Duke Energy's investment in Catawba Nuclear Station Units 1 and 2. Duke Energy's share of operating costs is included in the Consolidated Statements of Income.

     Duke Energy entered into contractual interconnection agreements with the other joint owners of Catawba Nuclear Station to purchase declining percentages of the generating capacity and energy from the station. These purchased power agreements were effective beginning with the commercial operation of each unit. Units 1 and 2 began commercial operation in June 1985 and August 1986, respectively. The purchased power agreements were established for fifteen years for NCMPA and PMPA and ten years for NCEMC and Saluda River. While the purchased power agreements with NCMPA and PMPA extend for fifteen years, a significant decrease in the percentage of capacity and energy Duke Energy is obligated to purchase occurs in the eleventh calendar year of operation for each unit. This significant decrease occurred in 1995 for Unit 1 and 1996 for Unit 2.

     The interconnection agreements also provide for supplemental power sales by Duke Energy to the other joint owners of Catawba Nuclear Station to satisfy their capacity and energy needs beyond the capacity and energy which they retain from the station or potentially acquire in the form of other resources. The agreements further provide the other joint owners the ability to secure such supplemental requirements outside of these contractual agreements following an appropriate notice period. NCEMC and Saluda River have given such appropriate notice effective January 1, 2001 and January 1, 2002, respectively. In addition, as a result of the merger, the other joint owners have the right to end their supplemental capacity requirements as of January 1, 2001 upon notice to Duke Energy by December 31, 1999. As the other joint owners retain more capacity and energy from the station, or obtain additional capacity and energy from a third party, supplemental power sales are expected to decline. Management believes this will not have a material adverse effect on consolidated results of operations or financial position.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 5. JOINT OWNERSHIP OF GENERATING FACILITIES -- Continued

     The interconnection agreements with the other joint owners include provisions that Duke Energy will provide generating reserves to backstand the other joint owners' retained capacity in the station at the system average cost of installed capacity. Additionally, the agreements include certain reliability exchanges designed to manage outage-related risks by exchanging energy entitlements between the Catawba and McGuire Nuclear Stations, impacting Duke Energy as well as all the other joint owners. The agreements also provide the other joint owners the ability to terminate the interconnection agreements in their entirety upon eight years written notice to Duke Energy. Such notice was submitted by PMPA in December, 1997, and by Saluda River in May, 1998. Both PMPA and Saluda River will provide the reserves associated with their respective retained capacity. Management believes this will not have a material adverse effect on consolidated results of operations or financial position.

     Purchased energy cost payments are based on variable operating costs and are a function of the generation output of the station. Purchased capacity payments are based on the fixed costs of the station and include capital costs and fixed operating and maintenance costs. Actual purchased capacity costs for 1998 and projected obligations through 2000, the last year of the purchase buy-backs, are approximately $73 million, $53 million and $7 million, respectively.

     The portion of purchased capacity subject to levelization not currently recovered in rates is being deferred, and a deferred return is recorded on the accumulated balance. Duke Energy is recovering the accumulated balance, including the deferred return, when the sum of the declining purchased capacity payments and accrual of deferred returns for the current period drops below the levelized revenues. Jurisdictional levelizations are intended to recover total costs, including deferred returns, and are subject to adjustments, including final true-ups. The costs of purchased energy and the non-levelized portion of purchased capacity is recorded on a current basis.

     The current levelized revenues approved in the last general rate proceedings are approximately $211 million, $94 million and $7 million for North Carolina retail, South Carolina retail and Other Wholesale (FERC), respectively. Purchased power costs, subject to levelization, are deferred based on allocation factors of approximately 62%, 26% and 2% for North Carolina retail, South Carolina retail and Other Wholesale (FERC), respectively. The PSCSC, on May 7, 1996, ordered a rate reduction in the form of a decrement rider for an interim true-up adjustment. Deferred amounts related to two former wholesale customers have been recovered separately and are no longer collected through wholesale rates. An allocated amount of purchased power costs in the pricing of supplemental sales made to the other joint owners is also recovered on a current basis.

     For the years ended December 31, 1998, 1997 and 1996, purchased capacity and energy costs from the other joint owners was approximately $88 million, $120 million and $151 million, respectively. These amounts, after adjustments for the costs of capacity purchased not reflected in current rates, are included in the Consolidated Statements of Income as Net Interchange and Purchased Power. As of December 31, 1998 and 1997, $747 million and $836 million, respectively, associated with the cost of capacity purchased but not reflected in current rates have been accumulated in the Consolidated Balance Sheets as Purchased Capacity Costs and Current Portion of Purchased Capacity Costs.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 6. INCOME TAXES
     Income Tax Expense

                                               For the Years Ended December
                                                            31,
                                               -----------------------------
                                                   1998      1997     1996
                                               ----------- -------- --------
                                                        In millions
     Current income taxes
      Federal ................................   $ 673      $ 433    $ 514
      State ..................................     138        100      109
                                                  -----     -----    -----
       Total current income taxes ............     811        533      623
                                                  -----     -----    -----
     Deferred income taxes, net
      Federal ................................     (15)       112       73
      State ..................................      (4)         9       13
                                                  -------   -----    -----
       Total deferred income taxes, net ......     (19)       121       86
                                                  ------    -----    -----
     Investment tax credit amortization ......     (15)       (15)     (11)
                                                  ------    -----    -----
     Total income tax expense ................    $ 777     $ 639    $ 698
                                                  ======    =====    =====

     Income Tax Expense Reconciliation to Statutory Rate

                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                             1998      1997        1996
                                                          --------- ---------- -----------
                                                                    In millions
     Income tax, computed at the statutory rate of 35% ..  $  713    $   565     $ 626
     Adjustments resulting from:
      State income tax, net of federal income tax effect       90         71        79
      Other items, net ..................................     (26)         3        (7)
                                                           ------    -------     --------
     Total income tax expense ...........................  $  777    $   639     $ 698
                                                           ======    =======     =======
     Effective tax rate .................................    38.1%      39.6%     39.0%
                                                           ------    -------     -------

     Net Deferred Income Tax Liability Components

                                                                         December 31,
                                                                  ---------------------------
                                                                       1998          1997
                                                                  ------------- -------------
                                                                          In millions
     Deferred credits and other liabilities .....................   $     268     $     409
     Alternative minimum tax credit carryforward (a) ............          30            30
     Other ......................................................          36            46
                                                                    ---------     ---------
       Total deferred income tax assets .........................         334           485
     Valuation allowance ........................................         (52)          (47)
                                                                    ---------     ---------
       Net deferred income tax assets ...........................         282           438
                                                                    ---------     ---------
     Investments and other assets ...............................        (207)         (263)
     Property, plant and equipment ..............................      (2,405)       (2,358)
     Regulatory assets and deferred debits ......................        (542)         (623)
     Regulatory asset related to restating to pre-tax basis .....        (435)         (438)
     Other ......................................................         (69)          (99)
                                                                    ---------     ---------
       Total deferred income tax liabilities ....................      (3,658)       (3,781)
                                                                    ---------     ---------
     State deferred income tax, net of federal tax effect .......        (357)         (364)
                                                                    ---------     ---------
     Net deferred income tax liability ..........................   $  (3,733)    $  (3,707)
                                                                    =========     =========

      ---------
      (a) The alternative minimum tax credit carryforward can be carried forward indefinitely.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 6. INCOME TAXES -- Continued

     In 1990, PanEnergy established a provision for certain tax issues related to the purchase of TEC, which resulted in an increase in goodwill and deferred income tax liability. If tax benefits relating to the valuation allowance for deferred income tax assets and other tax reserves are recognized subsequent to December 31, 1998, approximately $29 million will be allocated as an adjustment to goodwill.


NOTE 7. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

     Duke Energy, primarily through Trading and Marketing, manages its exposure to risk from existing contractual commitments and provides risk management services to its customers through forward contracts, futures, over-the-counter swap agreements and options (collectively, "commodity instruments"). Energy commodity forward contracts involve physical delivery of an energy commodity. Energy commodity futures involve the buying or selling of natural gas, electricity or other energy-related commodities at a fixed price. Over-the-counter swap agreements require Duke Energy to receive or make payments based on the difference between a specified price and the actual price of the underlying commodity. Energy commodity options held to mitigate price risk provide the right, but not the requirement, to buy or sell energy-related commodities at a fixed price.

     Commodity Instruments -- Trading. Duke Energy engages in the trading of commodity instruments, and therefore experiences net open positions. Duke Energy manages open positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk measurement. The weighted-average life of Duke Energy's commodity risk portfolio was approximately 11 months at December 31, 1998. During 1998, 1997 and 1996, net gains of $114 million, $34 million and $25 million, respectively, were recognized from trading natural gas commodity derivatives. During 1998, net gains of $14 million were recognized from trading electricity commodity instruments. Net gains related to trading electricity commodity instruments were not material during 1997 and 1996. As of December 31, 1998 and 1997, the absolute notional contract quantity of natural gas commodity derivatives held for trading purposes was 11,149 billion cubic feet (Bcf) and 5,408 Bcf, respectively. As of December 31, 1998, the absolute notional contract quantity of electricity commodity instruments held for trading purposes was 112,867 gigawatt hours (GWh). As of December 31, 1997, outstanding electricity commodity instruments were not material. At December 31, 1998 and 1997, other outstanding energy-related commodity derivatives held for trading purposes were not material.


      Commodity Instruments -- Trading

                                                      1998                   1997
                                            ------------------------ ---------------------
                                              Assets    Liabilities   Assets   Liabilities
                                            ---------- ------------- -------- ------------
                                                             In millions
      Fair value at December 31 ...........  $ 1,853      $ 1,749     $ 617       $ 588
      Average fair value for the year .....      685          646       384         369

     Commodity Derivatives -- Non-Trading. At December 31, 1998 and 1997, Duke Energy held or issued several derivatives that reduce exposure to market fluctuations relative to price and transportation costs of natural gas, electricity and petroleum products. Duke Energy's market exposure arises from natural gas storage inventory balances and fixed-price purchase and sale commitments that extend for periods of up to eight years. Futures, swaps and options are used to manage and hedge price and location risk related to these market exposures. Futures and swaps are also used to manage margins on underlying fixed-price purchase or sale commitments for physical quantities of natural gas, electricity and other energy-related commodities. Options are utilized to manage margins and to limit overall price risk exposure. The gains, losses and costs related to those commodity derivatives that qualify as a hedge are not recognized until the underlying physical transaction closes. At December 31, 1998, Duke Energy had deferred net gains of $10 million related to commodity derivative hedges. As of December 31, 1998, the absolute notional contract quantity of commodity derivatives held for non-trading purposes was 218 Bcf of natural gas and 10,618 GWh of electricity. Commodity derivatives held for non-trading purposes were not material at December 31, 1997.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 7. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS -- Continued

     Interest Rate Derivatives. In order to obtain variable rate financing at an attractive cost, Duke Energy entered into interest rate swap agreements in which $200 million of 8% Series B First and Refunding Mortgage Bonds were effectively exchanged for floating rate debt at the three-month London Interbank Offered Rate (LIBOR) plus a 0.074% margin and $100 million of 7.5% Series B First and Refunding Mortgage Bonds were effectively exchanged for floating rate debt at three-month LIBOR plus a 1.1272% margin. The interest rate swaps expire in 1999 and 2000, respectively, and rates are reset quarterly. As a result of the interest rate swap contracts, interest expense on the Consolidated Statements of Income is recognized at the weighted average LIBOR rate for the year plus the applicable margins.

        Weighted Average Rates for Interest Rate Swaps

                               For the Years Ended December 31,
                               --------------------------------
                                  1998       1997       1996
                               ---------- ---------- ----------
  8% Series B Swap ........... 5.69%      5.78%      5.64%
  7.5% Series B Swap ......... 6.74%      6.83%      6.69%

     The fair value of interest rate swaps was approximately $8 million and $10 million at December 31, 1998 and 1997, respectively. These amounts represent estimated amounts that Duke Energy would have received if the swaps had been settled at current market rates on the respective dates.

     In connection with the January 1999 issuance of $200 million Senior Notes, Duke Energy entered into Treasury Rate Lock Agreements in December 1998 to hedge its interest rate risk. The agreements, with a notional principal amount of $200 million, were settled on January 7, 1999, and resulted in a deferred gain of approximately $2 million, which will be amortized to interest expense over the life of the underlying debt issuance. The fair value of the lock agreements was not material at December 31, 1998.

     Foreign Currency Derivatives. Trading and Marketing enters into foreign currency swap agreements to manage foreign currency risks associated with energy contracts denominated in foreign currencies. The agreements, with a notional contract amount of approximately $120 million, begin in the year 2000 and extend to the year 2005. The weighted average fixed exchange rate for the agreements is 1.472 Canadian dollars to U.S. dollars. The fair value of these agreements was not material at December 31, 1998.

     Market and Credit Risk. New York Mercantile Exchange (Exchange) traded futures and option contracts are guaranteed by the Exchange and have nominal credit risk. On all other transactions previously described, Duke Energy is exposed to credit risk in the event of nonperformance by the counterparties. For each counterparty, Duke Energy analyzes the financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. The change in market value of exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Swap contracts and most other over-the-counter instruments are generally settled at the expiration of the contract term and may be subject to margin requirements with the counterparty.

     Financial Instruments. In 1996, TETCO received $99 million from the financing of the right to collect certain Order 636 natural gas transition costs, with limited recourse. At December 31, 1998 and 1997, $17 million and $53 million, respectively, remained outstanding related to the transition cost recovery rights and were included in the Consolidated Balance Sheets as Other Current Liabilities and Deferred Credits and Other Liabilities. Management believes the probability that Duke Energy will be required to perform under the recourse provisions is remote.

     The fair value of financial instruments is summarized below. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 1998 and 1997 are not necessarily indicative of the amounts Duke Energy could have realized in current market exchanges. The majority of the estimated fair value amounts were obtained from independent parties.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 7. RISK MANAGEMENT AND FINANCIAL INSTRUMENTS -- Continued

     Financial Instruments

                                                                                 1998                      1997
                                                                      -------------------------- -------------------------
                                                                                    Approximate                Approximate
                                                                       Book Value    Fair Value   Book Value   Fair Value
                                                                      ------------ ------------- ------------ ------------
                                                                                          In millions
  Long-term debt (a) ................................................    $ 6,959      $ 7,240       $ 6,607      $ 6,843
  Guaranteed preferred beneficial interests in subordinated notes
   of Duke Energy or subsidiaries ...................................        919          937           339          356
  Preferred stock (a) ...............................................        333          346           489          530

     ---------
     (a) Includes current maturities.

     The fair value of cash and cash equivalents, notes receivable, notes payable and commercial paper and nuclear decommissioning trust funds are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

     Guarantees made to affiliates or recourse provisions from affiliates and the sales agreement for Order 636 natural gas transition cost recovery have no book value associated with them, and there are no fair values readily determinable since quoted market prices are not available.


NOTE 8. INVESTMENT IN AFFILIATES

     Investments in domestic and international affiliates which are not controlled by Duke Energy but where it has significant influence over operations are accounted for by the equity method. These investments include undistributed earnings of $5 million and $21 million in 1998 and 1997, respectively. Duke Energy's share of net income from these affiliates are reflected in the Consolidated Statements of Income as Other Operating Revenues.


     Natural Gas Transmission. Investments primarily include ownership interests in natural gas pipeline joint ventures which transport gas from Canada to the United States. Investments include a 37.5% ownership interest in Maritimes & Northeast Pipeline and a 9.8% ownership interest in Alliance Pipeline.

     Field Services. Investments primarily include a 37% interest in a partnership which owns natural gas gathering systems in the Gulf of Mexico (Dauphin Island Gathering Partners) and a 21.1% interest in TEPPCO.

     Global Asset Development. Global Asset Development has investments in various natural gas and electric generation and transmission facilities worldwide. Significant investments include a 32.5% indirect interest in American Ref-Fuel Company, a 9.76% indirect interest in Hidroelectrica Piedra del Aguila S.A. and a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) plant in Jubail, Saudi Arabia.

     Other Energy Services. Investments include the participation in various construction and support activities for fossil-fueled generating plants.

     Real Estate Operations. Investments include various real estate development projects.

     Other Operations. Investments include a 20% interest in the BellSouth PCS L.P. joint venture, which provides wireless personal communication services.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 8. INVESTMENT IN AFFILIATES -- Continued

Investment in Affiliates

                                       December 31, 1998                  December 31, 1997
                               ---------------------------------- ----------------------------------
                                Domestic   International   Total   Domestic   International   Total
                               ---------- --------------- ------- ---------- --------------- -------
                                                            In millions
Natural Gas Transmission .....    $ 104        $  37       $ 141     $  67        $  --       $  67
Field Services ...............      303           --         303       160           --         160
Global Asset Development .....      171          223         394       174          208         382
Other Energy Services ........       19           23          42        16           10          26
Real Estate Operations .......        5           --           5         2           --           2
Other Operations .............       17           --          17        36           13          49
                                  -----        -----       -----     -----        -----       -----
Total ........................    $ 619        $ 283       $ 902     $ 455        $ 231       $ 686
                                  =====        =====       =====     =====        =====       =====


                                        December 31, 1996
                               -----------------------------------
                                Domestic   International    Total
                               ---------- --------------- --------
                                           In millions
Natural Gas Transmission .....    $  46        $  --       $  46
Field Services ...............      130           --         130
Global Asset Development .....       14          184         198
Other Energy Services ........       50            1          51
Real Estate Operations .......        5           --           5
Other Operations .............       60           13          73
                                  -----        -----       -----
Total ........................    $ 305        $ 198       $ 503
                                  =====        =====       =====

Equity in Earnings of Investment



                                       December 31, 1998                  December 31, 1997
                               ---------------------------------- ----------------------------------
                                Domestic   International   Total   Domestic   International   Total
                               ---------- --------------- ------- ---------- --------------- -------
                                                            In millions
Natural Gas Transmission .....   $  14          $  3       $  17    $    8         $ --       $   8
Field Services ...............       9            --           9        19           --          19
Global Asset Development .....      50            18          68         8           21          29
Other Energy Services ........       1            13          14         4            8          12
Real Estate Operations .......      --            --          --        --           --          --
Other Operations .............     (29)           --         (29)      (30)          --         (30)
                                 -----          ----       -----    ------         ----       -----
Total ........................   $  45          $ 34       $  79    $    9         $ 29       $  38
                                 =====          ====       =====    ======         ====       =====


                                        December 31, 1996
                               -----------------------------------
                                Domestic   International    Total
                               ---------- --------------- --------
                                           In millions
Natural Gas Transmission .....   $   5          $ --       $   5
Field Services ...............      12            --          12
Global Asset Development .....       6            19          25
Other Energy Services ........      19             2          21
Real Estate Operations .......      --            --          --
Other Operations .............     (31)            1         (30)
                                 -----          ----       -----
Total ........................   $  11          $ 22       $  33
                                 =====          ====       =====

Summarized Combined Financial Information of Unconsolidated Subsidiaries

                                            December 31,
                                  --------------------------------
                                     1998       1997       1996
                                  ---------- ---------- ----------
                                            In millions
Balance Sheet
 Current Assets .................  $   848    $   642    $ 1,025
 Noncurrent Assets ..............    7,340      5,868      5,661
 Current Liabilities ............    1,084        758        879
 Noncurrent Liabilities .........    3,884      3,257      3,462
                                   -------    -------    -------
   Net Assets ...................  $ 3,220    $ 2,495    $ 2,345
                                   =======    =======    =======
Income Statement
 Operating Revenues .............  $ 1,667    $   905    $ 3,133
 Operating Expenses .............    1,166        703      2,494
 Net Income .....................      263         72        160

     Duke Energy had outstanding notes receivable from certain affiliates of $80 million and $87 million at December 31, 1998 and 1997, respectively.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

                                                       December 31,
                                                   ---------------------
                                                      1998       1997
                                                   ---------- ----------
                                                        In millions
        Electric utility
         Generation ..............................  $  7,670   $  7,575
         Transmission and distribution ...........     6,324      6,084
         General plant ...........................     1,127      1,119
         Nuclear fuel ............................       554        644
         Construction work in progress ...........       328        222
                                                    --------   --------
          Total electric utility .................    16,003     15,644
                                                    --------   --------
        Natural gas transmission .................     6,194      6,094
        Gathering and processing .................     1,409      1,315
        Construction work in progress ............       469        351
        Other property and equipment .............     3,053      2,044
                                                    --------   --------
         Total Property, Plant and Equipment .....  $ 27,128   $ 25,448
                                                    ========   ========

         Accumulated Depreciation


                                                   December 31,
                                               ---------------------
                                                  1998       1997
                                               ---------- ----------
                                                    In millions
        Electric utility (a) .................  $  6,371   $ 6,068
        Natural gas transmission .............     2,585     2,459
        Other ................................     1,297     1,185
                                                --------   -------
         Total Accumulated Depreciation ......  $ 10,253   $ 9,712
                                                ========   =======

          ---------
         (a) Includes amortization of nuclear fuel: 1998 -- $325 million; 1997 -- $370 million.

     On July, 1, 1998, a subsidiary of Duke Energy purchased three electric generating stations in California for $501 million from Pacific Gas & Electric Company. These stations have a combined capacity of 2,645 megawatts. Two of the three plants, Moss Landing and Oakland, are subject to the terms of RMR Agreements with the California ISO. The cost of these facilities is included within "Other property and equipment" above.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 10. DEBT AND CREDIT FACILITIES
     Long-term Debt

                                                                                                     December 31,
                                                                                                -----------------------
                                                                                     Year Due       1998        1997
                                                                                  ------------- ----------- -----------
                                                                                                      In millions
 Duke Energy (a)
 First and refunding mortgage bonds:
   5.76% - 8% ...................................................................     1999        $   425     $   425
   7% ...........................................................................     2000            200         200
   5 7/8% - 7.41% ............................................................... 2001 - 2004         500         600
   6 3/8% - 7% .................................................................. 2005 - 2008         125         325
   6 3/4% - 8.30% ............................................................... 2023 - 2025         678         878
   7% - 8.95% ................................................................... 2027 - 2033         165         165
   Mortgage bonds matured during 1998 ...........................................                      --          50
 Pollution control bonds, 3.85% -- 7.75% ........................................ 2012 - 2017         172         172
 Notes:
   6.9% - 9.21% ................................................................. 2011 - 2016          65          --
   6% ...........................................................................     2028            300          --
 Commercial paper, 5.28% and 5.9% weighted-average rate at December 31, 1998
   and 1997, respectively .......................................................                   1,200         800
 Other debt .....................................................................                      23          26
 Duke Capital Corporation
 Senior Notes:
   6 1/4% .......................................................................     2005            250          --
   6 3/4% .......................................................................     2018            150          --
 Commercial paper, 5.73% and 6.03% weighted-average rate at December 31, 1998
   and 1997, respectively .......................................................                     500         800
 Other debt .....................................................................                      24          --
 PanEnergy
 Bonds:
   7 3/4% .......................................................................     2022            328         328
   8 5/8% Debentures ............................................................     2025            100         100
 Notes:
   9.55% -  9.9%, maturing serially ............................................. 1998 - 2003          59          73
   7% - 8 5/8% .................................................................. 1999 - 2006         450         450
 TETCO
 Notes:
 8% - 10 3/8% ................................................................... 2000 - 2004         500         500
   Medium term, Series A, 7.64 - 9.07% .......................................... 1999 - 2012         100         100
 Algonquin Gas Transmission Company
 9.13% Notes ....................................................................     2003            100         100
 Panhandle Eastern Pipe Line Company (PEPL)
 7 7/8% Note ....................................................................     2004            100         100
 7.2% - 7.95% Debentures ........................................................ 2023 - 2024         200         200
 Crescent Resources, Inc. (b)
 Construction and mortgage loans, 5.21% - 7.10% ................................. 1998 - 2011          69         117
 Revolving credit facilities, 5.98% and 6.30% weighted-average rate at
   December 31, 1998 and 1997, respectively .....................................     2001            100          77
 Global Asset Development
   5.2% - 18% Notes ............................................................. 1999 - 2004         111          --
 Other debt of subsidiaries .....................................................                      13          67
 Unamortized debt discount and premium, net .....................................                     (48)        (46)
                                                                                                  -------     -------
 Total long-term debt ...........................................................                   6,959       6,607
 Current maturities of long-term debt ...........................................                    (687)        (77)
                                                                                                  -------     -------
 Total long-term portion ........................................................                 $ 6,272     $ 6,530
                                                                                                  =======     =======

     ---------
     (a) Substantially all of Duke Energy's electric plant was mortgaged.

     (b) Substantial amounts of Crescent Resources' real estate development projects, land and buildings were pledged as collateral.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 10. DEBT AND CREDIT FACILITIES -- Continued

     The annual maturities of consolidated long-term debt at December 31, 1998 were $687 million, $413 million, $388 million, $133 million and $526 million for 1999 through 2003, respectively. Such payments exclude $1,853 million of long-term debt that matures after 2003 which have call options whereby Duke Energy has the option to repay the debt early. Based on the years in which Duke Energy may first exercise their redemption options, $820 million could potentially be repaid in 1999, $178 million in 2000, $328 million in 2002, $427 million in 2003 and $100 million thereafter.


     Credit Facilities

                                                               December 31,
                                           ----------------------------------------------------
                                                      1998                      1997
                                           -------------------------- -------------------------
                                              Credit                     Credit
                                            Facilities   Outstanding   Facilities   Outstanding
                                           ------------ ------------- ------------ ------------
                                                               In millions
  Annually renewable facilities ..........    $    --       $  --        $    54       $ 16
  364-day facilities (a) .................        600          --            300         --
  Two-year revolving facilities (b) ......         --          --             40         --
  Four-year revolving facilities .........        125         100            125         77
  Five-year revolving facilities (a) .....      2,200          --          2,200         --
                                              -------       -----        -------       ----
   Total Consolidated ....................    $ 2,925       $ 100        $ 2,719       $ 93
                                              =======       =====        =======       ====

     ---------
     (a) Supported commercial paper facilities.

     (b) Supported pollution control bonds.


     Notes Payable and Commercial Paper

                                                        December 31,
                                                   -----------------------
                                                       1998        1997
                                                   ----------- -----------
                                                         In millions
    Credit facilities outstanding ................  $    100    $     93
    Note payable .................................         4           4
    Commercial paper outstanding .................     1,905       1,750
                                                    --------    --------
                                                       2,009       1,847
    Less portion classified as long-term .........
     Credit facilities ...........................      (100)        (77)
     Commercial paper ............................    (1,700)     (1,600)
                                                    --------    --------
    Portion classified as short-term .............  $    209    $    170
                                                    ========    ========

     The weighted average interest rate on outstanding short-term notes payable and commercial paper at December 31, 1998 and 1997 was 5.23% and 6.04%, respectively.


NOTE 11. NUCLEAR DECOMMISSIONING COSTS

     Nuclear Decommissioning Costs. Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $1.3 billion stated in 1994 dollars based on decommissioning studies completed in 1994. This amount includes Duke Energy's 12.5% ownership in the Catawba Nuclear Station. The other joint owners of Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. Both the NCUC and the PSCSC have granted Duke Energy recovery of estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy's nuclear stations. Such estimates presume each unit will be decommissioned as soon as possible following the end of its license life. Although subject to extension, the current operating licenses for Duke Energy's nuclear units expire as follows: Oconee 1 and 2 - 2013, Oconee 3 - 2014; McGuire 1 - 2021, McGuire 2 - 2023; and Catawba 1 - 2024, Catawba 2 - 2026.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 11. NUCLEAR DECOMMISSIONING COSTS -- Continued

     During 1998 and 1997, Duke Energy expensed approximately $57 million which was contributed to the external funds for decommissioning costs and accrued an additional $6 million and $3 million to the internal reserve in 1998 and 1997, respectively. Nuclear units are depreciated at an annual rate of 4.7%, of which 1.61% is for decommissioning. The balance of the external funds as of December 31, 1998 and 1997, was $580 million and $471 million, respectively. The balance of the internal reserve as of December 31, 1998 and 1997, was $217 million and $211 million, respectively, and is reflected in the Consolidated Balance Sheets as Accumulated Depreciation and Amortization. Management believes that the decommissioning costs being recovered through rates, when coupled with assumed after-tax fund earnings of 5.5% to 5.9%, are currently sufficient to provide for the cost of decommissioning.

     A provision in the Energy Policy Act of 1992 established a fund for the decontamination and decommissioning of the Department of Energy's (DOE) uranium enrichment plants. Licensees are subject to an annual assessment for 15 years based on their pro rata share of past enrichment services. The annual assessment is recorded in the Consolidated Statements of Income as Fuel Used in Electric Generation. Duke Energy paid $10 million during 1998 and has paid $65 million cumulatively related to its ownership interests in nuclear plants. The remaining liability and regulatory asset of $79 million and $87 million at December 31, 1998 and 1997, respectively, is reflected in the Consolidated Balance Sheets as Deferred Credits and Other Liabilities and Regulatory Assets and Deferred Debits, respectively.

     Spent Nuclear Fuel. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy has entered into contracts with the DOE for the disposal of spent nuclear fuel. The DOE failed to begin accepting the spent nuclear fuel on January 31, 1998, the date provided by the Nuclear Waste Policy Act and by Duke Energy's contract with the DOE. On June 8, 1998, Duke Energy filed with the United States Court of Federal Claims a claim against the DOE for damages in excess of $1 billion arising out of the DOE's failure to begin accepting commercial spent nuclear fuel by January 31, 1998. Damages claimed in the suit are intended to recover costs that Duke Energy is incurring and will continue to incur as a result of the DOE's partial material breach of its contract with Duke Energy, including costs associated with securing additional spent fuel storage capacity. Duke Energy will continue to safely manage its spent nuclear fuel until the DOE accepts it. Payments made to the DOE for disposal costs are based on nuclear output and are included in the Consolidated Statements of Income as Fuel Used in Electric Generation.


NOTE 12. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED NOTES OF DUKE ENERGY OR SUBSIDIARIES

     Duke Energy and Duke Capital Corporation (Duke Capital) have each formed business trusts for which they own all the respective common securities. The trusts issue and sell preferred securities and invest the gross proceeds in assets of the trusts. Substantially all the assets of each trust are junior subordinated notes issued by the respective company.


     Trust Preferred Securities

                                                  December 31,
                                                -----------------
Issued                                   Rate     1998     1997    Junior Subordinated Notes
------------------------------------- --------- -------- -------- --------------------------
                                                   In millions
  Duke Energy
   1997 .............................     7.2%   $ 350    $ 350      7.2% Series A due 2037
  Duke Capital
   1998 .............................   7 3/8%     250       --    7 3/8% Series A due 2038
   1998 .............................   7 3/8%     350       --    7 3/8% Series B due 2038
  Unamortized debt discount .........              (31)     (11)
                                                 -----    -----
                                                 $ 919    $ 339
                                                 =====    =====

     These trust preferred securities represent preferred undivided beneficial interests in the assets of the respective trusts. Payment of distributions on these preferred securities is guaranteed by the respective company, but only to the extent the trusts have funds legally and immediately available to make such distributions. Dividends of $44 million and $15 million related to the trust preferred securities have been included in the Consolidated Statements of Income as Minority Interests for the years ended December 31, 1998 and 1997, respectively.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 13. PREFERRED AND PREFERENCE STOCK
      Authorized Shares of Stock as of December 31, 1998 and 1997

                                                 Shares
                                  Par Value   (in millions)
                                 ----------- --------------
     Preferred Stock ...........    $ 100          12.5
     Preferred Stock A .........    $  25          10.0
     Preference Stock ..........    $ 100           1.5

     As of December 31, 1998 and 1997, there were no shares of preference stock outstanding.


      Preferred Stock with Sinking Fund Requirements

                                                                        December 31,
                                                  Shares Outstanding  ----------------
Rate/Series                        Year Issued   at December 31, 1998   1998     1997
--------------------------------- ------------- --------------------- -------- -------
                                                                         Dollars in
                                                                          millions
     5.95% B (Preferred Stock A)      1992             800,000         $  20    $  20
     6.10% C (Preferred Stock A)      1992             800,000            20       20
     6.20% D (Preferred Stock A)      1992             800,000            20       20
     6.20% T ....................     1992             130,000            13       13
     6.30% U ....................     1992             130,000            13       13
     6.40% V ....................     1992             130,000            13       13
     6.75% X ....................     1993             250,000            25       50
                                                                       -----    -----
       Total ....................                                      $ 124    $ 149
                                                                       =====    =====

     The annual sinking fund requirements for 1999 through 2003 are $20 million, $33 million, $33 million, $13 million and $1 million, respectively. Some additional redemptions are permitted at Duke Energy's option.


      Preferred Stock without Sinking Fund Requirements

                                                                          December 31,
                                                    Shares Outstanding  ----------------
Rate/Series                          Year Issued   at December 31, 1998   1998     1997
----------------------------------- ------------- --------------------- -------- -------
                                                                           Dollars in
                                                                            millions
     4.50% C ......................     1964              175,000        $  18    $  35
     7.85% S ......................     1992              300,000           30       60
     7.00% W ......................     1993              249,989           25       50
     7.04% Y ......................     1993              299,995           30       60
     6.375% (Preferred Stock A) ...     1993            1,257,185           31       60
     Auction Series A .............     1990              750,000           75       75
                                                                         -----    -----
      Total .......................                                      $ 209    $ 340
                                                                         =====    =====

     The call provisions for the outstanding preferred stock specify various redemption prices not exceeding 104% of par value, plus accumulated dividends to the redemption date.

     During December 1997, Duke Energy redeemed approximately three million shares of preferred stock for $203 million. During February 1998, Duke Energy purchased approximately two million shares of its preferred stock for $180 million. The premiums related to these redemptions were included in the Consolidated Statements of Income as Dividends and Premiums on Redemptions of Preferred and Preference Stock for 1997.

NOTE 14. COMMITMENTS AND CONTINGENCIES

     Future Construction Costs. Duke Energy plans to maintain its regulated electric operations facilities in the Carolinas and pursue business expansion as opportunities arise. Projected 1999 capital and investment expenditures for Electric Operations, including allowance for funds used during construction, are approximately $900 million. These projections include

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 14. COMMITMENTS AND CONTINGENCIES -- Continued

expenditures for existing plants, including refurbishment and upgrades related to the Oconee Nuclear Station's application for a 20-year renewal of its operating license. The license renewal process could take three to five years to complete. All projections are subject to periodic review and revisions. Actual expenditures incurred may vary from such estimates due to various factors, including industry restructuring, weather, economic growth, regulatory constraints and environmental regulation.

     Projected 1999 capital and investment expenditures for Natural Gas Transmission, including allowance for funds used during construction, are approximately $400 million and do not include projections related to the Midwest Pipelines which are expected to be sold in early 1999. These projections include the completion of the Maritimes & Northeast Pipeline project, which will deliver natural gas to markets in the Canadian Maritimes provinces and the northeastern United States from a supply basin offshore Nova Scotia. These projections also include other market expansion projects and costs relating to existing assets.

     Duke Energy plans to continue to significantly grow several of its business segments: Field Services, Global Asset Development, Trading and Marketing and Other Energy Services. Expansion opportunities for Field Services include the planned $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business of Union Pacific Resources along with its natural gas and NGL marketing activities. The transaction is expected to close in the first half of 1999 and is contingent upon completion of due diligence and receipt of clearances under the Hart-Scott-Rodino Act.

     Expansion opportunities for Global Asset Development's international division, Duke Energy International, include the $315 million purchase of power generation and transmission assets in western Australia and New Zealand, including an ownership interest in a pipeline in western Australia. This acquisition also includes a development proposal for a cogeneration plant and a portfolio of international and Australian-based projects. This transaction closed on January 22, 1999.

     Also, Duke Energy International recently purchased the rights to develop and operate the 500-mile Eastern Gas Pipeline project in eastern Australia. Construction of this $270 million pipeline project is scheduled to begin in July 1999 and completion is expected by the middle of 2000.

     Expansion opportunities for Global Asset Development's domestic division, Duke Energy Power Services, include the continuation of greenfield projects, such as the Bridgeport Energy project and Maine Independence Station, as well as the Hidalgo project, a 510-megawatt power plant to be built in south Texas, which is targeted to begin producing power in mid-2000. Other similar initiatives in 1999 for both Duke Energy International and Duke Energy Power Services will likely require significant capital and investment expenditures, which will be subject to periodic review and revision and may vary significantly depending on the value-added opportunities presented.

     Projected 1999 capital and investment expenditures for Trading and Marketing, Other Energy Services and Real Estate Operations are approximately $30 million, $90 million and $300 million, respectively. These projected capital and investment expenditures are subject to periodic review and revision and may vary significantly depending on acquisition opportunities, market volatility, economic trends and the value-added opportunities presented.

     Nuclear Insurance. Duke Energy owns and operates the McGuire and Oconee Nuclear Stations with two and three nuclear reactors, respectively, and operates and has a partial ownership interest in the Catawba Nuclear Station with two nuclear reactors. Nuclear insurance coverage is maintained in three program areas: liability coverage; property, decontamination and decommissioning coverage; and business interruption and/or extra expense coverage. Certain expenses associated with nuclear insurance premiums paid by Duke Energy are reimbursed by the other joint owners of the Catawba Nuclear Station.

     Pursuant to the Price-Anderson Act, Duke Energy is required to insure against public liability claims resulting from nuclear incidents to the full limit of liability of approximately $9.8 billion.

     Primary Liability Insurance. The maximum required private primary liability insurance of $200 million has been purchased along with a like amount to cover certain worker tort claims.

     Excess Liability Insurance. This policy currently provides approximately $9.6 billion of coverage through the Price-Anderson Act's mandatory industry-wide excess secondary insurance program of risk pooling. The $9.6 billion of coverage is the sum of the current potential cumulative retrospective premium assessments of $88 million per licensed commercial

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 14. COMMITMENTS AND CONTINGENCIES -- Continued

nuclear reactor. This $9.6 billion will be increased by $88 million as each additional commercial nuclear reactor is licensed, or reduced by $88 million for certain nuclear reactors that are no longer operational and may be exempted from the risk pooling insurance program. Under this program, licensees could be assessed retrospective premiums to compensate for damages in the event of a nuclear incident at any licensed facility in the nation. If such an incident occurs and public liability damages exceed primary insurances, licensees may be assessed up to $88 million for each of their licensed reactors, payable at a rate not to exceed $10 million a year per licensed reactor for each incident. The $88 million amount is subject to indexing for inflation and may be subject to state premium taxes.

     Duke Energy is a member of Nuclear Electric Insurance Limited (NEIL), which provides property and business interruption insurance coverages for Duke Energy's nuclear facilities under the following three policy programs:

     Primary Property Insurance. This policy provides $500 million in primary property damage coverage for each of Duke Energy's nuclear facilities.

     Excess Property Insurance. This policy provides excess property, decontamination and decommissioning liability insurance in the following amounts: $2.25 billion for the Catawba Nuclear Station and $1.5 billion each for the Oconee and McGuire Nuclear Stations.

     Business Interruption Insurance. This policy provides business interruption and/or extra expense coverage resulting from an accidental outage of a nuclear unit. Each unit of the McGuire and Catawba Nuclear Stations is insured for up to approximately $4 million per week and the Oconee Nuclear Station units are insured for up to approximately $3 million per week. Coverage amounts per unit decline if more than one unit is involved in an accidental outage. Initial coverage begins after a 17-week deductible period and continues at 100% for 52 weeks and 80% for the next 104 weeks.

     If NEIL's losses ever exceed its reserves for any of the above three programs, Duke Energy will be liable for assessments of up to five times its annual premiums. The current potential maximum assessments are as follows:
Primary Property Insurance - $23 million; Excess Property Insurance - $23 million; Business Interruption Insurance - $20 million.

     The other joint owners of the Catawba Nuclear Station are obligated to assume their pro rata share of any liabilities for retrospective premiums and other premium assessments resulting from the Price-Anderson Act's excess secondary insurance program of risk pooling or the NEIL policies.

     Environmental. Duke Energy is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

     TETCO is currently conducting PCB (polychlorinated biphenyl) assessment and clean-up programs at certain of its compressor station sites under conditions stipulated by a U.S. Consent Decree. The programs include on- and off-site assessment, installation of on-site source control equipment and groundwater monitoring wells and on- and off-site clean-up work. TETCO completed the soil clean-up programs during 1998, subject to regulatory approval. Groundwater monitoring activities will continue at several sites beyond 1999.

     In 1987, the Commonwealth of Kentucky instituted a suit in state court against TETCO, alleging improper disposal of PCBs at TETCO's three compressor station sites in Kentucky. This suit is still pending. In 1996, TETCO completed clean-up of these sites under the U.S. Consent Decree.

     Duke Energy has also identified environmental contamination at certain sites on the PEPL and Trunkline Gas Company (Trunkline) systems and has undertaken clean-up programs at these sites. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. Duke Energy has communicated with the Environmental Protection Agency and appropriate state regulatory agencies on these matters. Under the terms of the agreement with CMS Energy Corporation discussed in Other Commitments and Contingencies below, Duke Energy is obligated to complete the PEPL and Trunkline clean-up programs at certain agreed-upon sites. These clean-up programs are expected to continue until 2001.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 14. COMMITMENTS AND CONTINGENCIES -- Continued

     At December 31, 1998 and 1997, remaining estimated clean-up costs on the TETCO, PEPL and Trunkline systems have been accrued and are included in the Consolidated Balance Sheets as Other Current Liabilities and Environmental Clean-up Liabilities. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and generally do not include fines, penalties or third-party claims. Costs to be recovered from customers are included in the Consolidated Balance Sheets as of December 31, 1998 and 1997, as Environmental Clean-up Costs.

     The federal and state clean-up programs are not expected to interrupt or diminish Duke Energy's ability to deliver natural gas to customers. Based on experience to date and costs incurred for clean-up operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations or financial position.

     Litigation. On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against PEPL, a subsidiary of Duke Energy, in the U.S. District Court for the Western District of Missouri. The plaintiffs allege that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' business expectancies, the plaintiffs seek compensatory and punitive damages. Under the terms of the agreement with CMS Energy Corporation discussed in Other Commitments and Contingencies below, Duke Energy is retaining any liability associated with this suit. Based on information currently available to Duke Energy, management believes that the resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

     Duke Energy and its subsidiaries are also involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Duke Energy has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," in order to provide for such matters. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations or financial position.

     Other Commitments and Contingencies. In January 1998, Duke Energy acquired a 9.8% ownership in Alliance Pipeline. This pipeline is designed to transport natural gas from western Canada to the Chicago-area market center for distribution throughout North America. The pipeline is scheduled to begin commercial operation in late 2000. In addition to buying an ownership interest in the pipeline project, Duke Energy has a contractual commitment for 67.25 million cubic feet per day of capacity on the line over 15 years for an estimated total of $315 million.

     Periodically, Duke Energy may become involved in contractual disputes with natural gas transmission customers involving potential or threatened abrogation of contracts by the customers. If the customers are successful, Duke Energy may not receive the full value of anticipated benefits under the contracts.

     In the normal course of business, certain of Duke Energy's subsidiaries and affiliates enter into various contracts for energy services which contain certain schedule and performance requirements. Risk management techniques are used to mitigate their exposure associated with such contracts. Certain subsidiaries of Duke Energy have guaranteed performance under some of these contracts. In addition, certain subsidiaries of Duke Energy have guaranteed debt agreements of affiliates and have provided surety bonds and letters of credit.

     Management believes that these commitments and contingencies will not have a material adverse effect on consolidated results of operations or financial position.

     Duke Energy, through its wholly owned subsidiaries, PanEnergy and TEC, entered into an agreement to sell PEPL, Trunkline and additional storage related to those systems (collectively, the PEPL Companies), which substantially comprise the Midwest Pipelines, along with Trunkline LNG Company (Trunkline LNG), to CMS Energy Corporation (CMSEnergy). The sales price of $2.2 billion involves cash proceeds of $1.9 billion and the assumption of existing PEPL debt of approximately $300 million. Management believes that the retention of certain assets and liabilities, such as the Houston office

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 14. COMMITMENTS AND CONTINGENCIES -- Continued

building, certain environmental, legal and tax liabilities, and substantially all intercompany balances, will not have a material adverse effect on consolidated results of operations or financial position. The sale will result in an after-tax gain of approximately $700 million and is contingent upon receipt of clearances under the Hart-Scott-Rodino Act. Closing is expected in early 1999.

     Total assets of the PEPL Companies and Trunkline LNG were $1.2 billion at December 31, 1998.


            Combined 1998 Operating Results of the PEPL Companies and
                               Trunkline LNG (a)

                                                       In millions
                                                      ------------
      Operating Revenues ............................     $482
      Operating Expenses ............................      278
      Other Income, Net .............................       10
                                                          ----
        Earnings Before Interest and Taxes ..........     $214
                                                          ====

       ---------
       (a) Excludes intercompany building rental revenue, allocated corporate expenses, building depreciation and certain other costs to be retained by Duke Energy.

     Leases. Duke Energy utilizes assets under operating leases in several areas of operations. Consolidated rental expense amounted to $80 million, $92 million, and $84 million in 1998, 1997, and 1996, respectively. Future minimum rental payments under Duke Energy's various operating leases for the years 1999 through 2003 are $85 million, $76 million, $65 million, $41 million, and $33 million, respectively.


NOTE 15. COMMON STOCK

     The Board of Directors authorized Duke Energy to repurchase up to $1 billion of its common stock during the period beginning February 1996 and ending February 2001. As a result of the merger, shares repurchased between February 1996 and June 1999 were limited to 15 million shares. As of December 31, 1996, approximately three million shares had been repurchased for $159 million. No repurchases of common stock were made in 1997 or 1998, and none are anticipated in the future.


NOTE 16. STOCK-BASED COMPENSATION

     Under Duke Energy's 1998 Stock Incentive Plan, stock options for up to fifteen million shares of common stock may be granted to key employees. Under the plan, the exercise price of each option granted equals the market price of Duke Energy's common stock on the date of grant. Vesting periods range from one to five years with a maximum exercise term of ten years.

     Effective with the merger, each share of PanEnergy common stock, outstanding immediately prior to the merger, was converted into the right to receive 1.0444 shares of Duke Energy common stock. Each option to purchase PanEnergy common stock, outstanding prior to the merger, was assumed by Duke Energy and became exercisable upon the same terms as under the applicable PanEnergy stock option plan and option agreement, except that these options became options to purchase shares of Duke Energy common stock, appropriately adjusted.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 16. STOCK-BASED COMPENSATION -- Continued

      Stock Option Grants

                                                                    Weighted
                                                    Options         Average
                                                (in thousands)   Exercise Price
                                               ---------------- ---------------
     Outstanding at December 31, 1995 ........      3,559             $ 18
       Granted ...............................        498               28
       Exercised .............................       (712)              16
       Forfeited .............................        (71)              22
                                                    -----
     Outstanding at December 31, 1996 ........      3,274               20
       Granted ...............................        388               44
       Exercised .............................       (873)              19
       Forfeited .............................        (60)              27
                                                    -----
     Outstanding at December 31, 1997 ........      2,729               24
       Granted ...............................      3,548               57
       Exercised .............................       (948)              21
       Forfeited .............................       (868)              57
                                                    -----
     Outstanding at December 31, 1998 ........      4,461               45
                                                    =====

      Stock Options at December 31, 1998

                                      Outstanding                        Exercisable
                       ------------------------------------------ --------------------------
                                           Weighted     Weighted                    Weighted
Range of                                    Average      Average                    Average
Exercise                    Number         Remaining    Exercise       Number       Exercise
Prices                  (in thousands)   Life (Years)     Price    (in thousands)    Price
---------------------- ---------------- -------------- ---------- ---------------- ---------
  $10 to $14 .........          57             2.3         $12             57         $12
  $15 to $20 .........         637             4.9          18            637          18
  $21 to $25 .........         556             4.9          21            556          21
  $26 to $31 .........         199             7.1          27            199          27
  $42 to $50 .........         240             8.1          44             87          44
  $55 to $60 .........       2,709             9.2          57             --          --
  $66 to $67 .........          63             9.7          67              7          67
                             -----                                        ---
  Total ..............       4,461                                      1,543          22
                             =====                                      =====

     Duke Energy had two million options exercisable at both December 31, 1997 and 1996, with weighted average exercise prices of $21 and $19 per option, respectively.

     The weighted-average fair value of options granted was $9, $10 and $9 per option during 1998, 1997 and 1996, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.


     Weighted-Average Assumptions for Option-Pricing

                                                   1998      1997      1996
                                                --------- --------- ---------
     Stock dividend yield .....................  4.2%      3.5%      2.6%
     Expected stock price volatility .......... 15.1%     20.7%     26.0%
     Risk-free interest rates .................  5.6%      6.5%      5.7%
     Expected option lives .................... 7 years   7 years   7 years

     Had compensation expense for stock-based compensation been determined based on the fair value at the grant dates, 1998 net income would have been $1,250 million, or $3.40 per basic share; 1997 net income would have been $971 million, or $2.50 per basic share; and 1996 net income would have been $1,074 million, or $2.85 per basic share.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 17. EMPLOYEE BENEFIT PLANS
     Retirement Plans. Duke Energy and its subsidiaries have maintained multiple non-contributory defined benefit retirement plans covering most employees with minimum service requirements. Effective January 1, 1997, the Duke Power retirement plan was amended to base a plan participant's benefit on a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon a percentage, which may vary with age and years of service, of current eligible earnings and current interest credits. Prior to January 1, 1997, the Duke Power retirement plan benefits were based on an age-related formula which took into account the participant's years of benefit accrual service and highest average eligible earnings.

     Through December 31, 1998, the PanEnergy plan provided retirement benefits
(i) for eligible employees of certain subsidiaries that are generally based on an employee's years of benefit accrual service and highest average eligible earnings, and (ii) for eligible employees of certain other subsidiaries under a cash balance formula. In 1998, a significant amount of lump sum payouts was made from the PanEnergy plan resulting in a settlement gain of $10 million. Effective January 1, 1999, the benefit formula under the PanEnergy plan, for all eligible employees, was changed to a cash balance formula.

     In connection with the expected 1999 sale of the Midwest Pipelines to CMS Energy, benefit accruals under the PanEnergy plan were frozen on December 31, 1998, for all participants who, as a result of the sale, will become employees of CMS Energy and its subsidiaries. Once the transfer of benefit obligation and related assets of the affected participants to CMS Energy is completed, the PanEnergy plan will be merged into the Duke Energy Plan.

     On December 31, 1998, all defined benefit retirement plans maintained by Duke Energy, except for the PanEnergy plan, were merged to form the Duke Energy Retirement Cash Balance Plan (Duke Energy Plan). The plan merger changed the benefit for certain participants, from a formula based primarily on benefit accrual service and highest average earnings, to a cash balance formula.

     Duke Energy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. On December 30, 1997, assets and related liabilities of $236 million and $204 million, respectively, for certain PanEnergy plan participants were transferred to the Duke Power plan. As a result of this transfer, no contributions to the Duke Power plan were necessary in 1998 or 1997.

     In 1998, Duke Energy adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which required the restatement of prior year data. This restatement did not change the net periodic expense or the funded status of the retirement or postretirement benefit plans.


         Components of Net Periodic Pension Costs

                                                          For the Years Ended December 31,
                                                         -----------------------------------
                                                             1998        1997        1996
                                                         ----------- ----------- -----------
                                                                     In millions
       Service cost benefit earned during the year .....   $  63       $  62       $  63
       Interest cost on projected benefit obligation ...     169         164         153
       Expected return on plan assets ..................    (218)       (209)       (192)
       Amortization of prior service cost ..............      (4)         (5)         (2)
       Amortization of net transition asset ............      (4)         (4)         (5)
       Recognized net actuarial loss ...................      10          17          13
       Settlement gain .................................     (10)         --          --
                                                           -------     -------     -------
         Net periodic pension costs ....................   $   6       $  25       $  30
                                                           =======     =======     =======

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 17. EMPLOYEE BENEFIT PLANS -- Continued

             Reconciliation of Funded Status to Pre-funded Pension Costs

                                                                December 31,
                                                           ----------------------
                                                               1998       1997
                                                           ----------- ----------
                                                                In millions
           Change in Benefit Obligation
           Benefit obligation at beginning of year .......   $ 2,372    $ 2,126
           Service cost ..................................        63         62
           Interest cost .................................       169        164
           Plan amendment ................................         5         11
           Actuarial loss ................................       141        179
           Special termination benefit ...................        --          2
           Benefits paid .................................      (210)      (172)
                                                             -------    -------
            Benefit obligation at end of year ............   $ 2,540    $ 2,372
                                                             =======    =======
           Change in Plan Assets
           Fair value of plan assets at beginning of year (a)$ 2,725    $ 2,445
           Actual return on plan assets ..................       406        451
           Employer contributions ........................         1          1
           Benefits paid .................................      (210)      (172)
                                                             -------    -------
            Fair value of plan assets at end of year (a) .   $ 2,922    $ 2,725
                                                             =======    =======

           Funded status .................................   $   382    $   353
           Unrecognized net experience loss ..............         2         81
           Unrecognized prior service cost reduction .....       (27)       (65)
           Unrecognized net transition asset .............       (25)       (32)
                                                             -------    -------
            Pre-funded pension costs .....................   $   332    $   337
                                                             =======    =======

             ---------
             (a) Principally equity and fixed income securities.


            Assumptions Used for Pension Benefits Accounting (a)

                                                       1998      1997      1996
                                                    --------- --------- ---------
                                                               Percent
          Discount rate ........................... 6.75      7.25      7.50
          Salary increase ......................... 4.67      4.15      4.80
          Expected long-term rate of return on plan
               assets.............................. 9.25      9.25      9.18

            ---------
             (a) Reflects weighted averages across all plans.

     Duke Energy also sponsors employee savings plans which cover substantially all employees. Employer matching contributions of $53 million, $53 million and $35 million were expensed in 1998, 1997 and 1996, respectively.

     Other Postretirement Benefits. Duke Energy and most of its subsidiaries provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments effective late 1998 and early 1999, health care benefits for future retirees were changed to limit employer contributions and medical coverage.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 17. EMPLOYEE BENEFIT PLANS -- Continued

     Such benefit costs are accrued over the active service period of employees to the date of full eligibility for the benefits. The net unrecognized transition obligation, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years.

     Duke Energy is using an investment account under section 401(h) of the Internal Revenue Code, a retired lives reserve (RLR) and multiple voluntary employees' beneficiary association (VEBA) trusts under section 501(c)(9) of the Internal Revenue Code to partially fund postretirement benefits. The 401(h) vehicle, which provides for tax deductions for contributions and tax-free accumulation of investment income, partially funds postretirement health care benefits. The RLR, which has tax attributes similar to 401(h) funding, partially funds postretirement life insurance obligations. Certain subsidiaries use the VEBA trusts to partially fund accrued postretirement health care benefits and fund postretirement life insurance obligations.


         Components of Net Periodic Postretirement Benefit Costs

                                                                                   For the Years
                                                                                 Ended December 31,
                                                                            ----------------------------
                                                                              1998      1997      1996
                                                                            -------- ---------- --------
                                                                                    In millions
       Service cost benefit earned during the year ........................  $  10     $ 10      $   8
       Interest cost on accumulated postretirement benefit obligation .....     43       46         44
       Expected return on plan assets .....................................    (18)     (19)       (16)
       Amortization of prior service cost .................................      7        6          1
       Amortization of net transition obligation ..........................     16       16         18
       Recognized net actuarial loss (gain) ...............................      1       (1)        --
                                                                             -----     -------   -----
       Net periodic postretirement benefit costs ..........................  $  59     $ 58      $  55
                                                                             =====     ======    =====

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 17. EMPLOYEE BENEFIT PLANS -- Continued

        Reconciliation of Funded Status to Accrued Postretirement Benefit Costs


                                                                                      December 31,
                                                                                ------------------------
                                                                                     1998        1997
                                                                                ------------- ----------
                                                                                      In millions
       Change in Benefit Obligation
       Accumulated postretirement benefit obligation at beginning of year .....    $  667       $  642
       Service cost ...........................................................        10           10
       Interest cost ..........................................................        43           46
       Plan participants' contributions .......................................         6            6
       Amendments .............................................................       (49)           4
       Actuarial (gain) loss ..................................................        (6)           4
       Benefits paid ..........................................................       (46)         (45)
                                                                                   --------     ------
       Accumulated postretirement benefit obligation at end of year ...........    $  625       $  667
                                                                                   ========     ======
       Change in Plan Assets
       Fair value of plan assets at beginning of year (a) .....................    $  266       $  225
       Actual return on plan assets ...........................................        34           45
       Employer contributions .................................................        45           40
       Plan participants' contributions .......................................         6            1
       Benefits paid ..........................................................       (46)         (45)
                                                                                   --------     ------
       Fair market value of plan assets at end of year (a) ....................    $  305       $  266
                                                                                   --------     ------
       Funded status ..........................................................    $ (320)      $ (401)
       Unrecognized prior service cost ........................................         9           64
       Unrecognized net experience (gain) loss ................................       (23)           4
       Unrecognized transition obligation .....................................       239          256
                                                                                   --------     ------
       Accrued postretirement benefit costs ...................................    $  (95)      $  (77)
                                                                                   ========     ======

        ---------
        (a) Principally equity and fixed income securities.


        Assumptions Used for Postretirement Benefits Accounting (a)


                                                              1998      1997      1996
                                                           --------- --------- ---------
                                                                      Percent
       Discount rate .....................................     6.75      7.25      7.50
       Salary increase ...................................     4.67      4.33      4.84
       Expected long-term rate of return on 401(h) assets      9.25      9.25      9.00
       Expected long-term rate of return on RLR assets ...     6.75      6.75      6.50
       Expected long-term rate of return on VEBA assets ..     9.25      9.25      9.50
       Assumed tax rate (b) ..............................    39.60     39.60     39.60

        ---------
       (a) Reflects weighted averages across all plans.

       (b) Health care portion of postretirement benefits in VEBA trusts.

     For measurement purposes, a 5% weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 4.75% for 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

                            DUKE ENERGY CORPORATION
            Notes to Consolidated Financial Statements  -- Continued

NOTE 17. EMPLOYEE BENEFIT PLANS -- Continued

         Sensitivity to Changes in Assumed Health Care Cost Trend Rates


                                                                     1-Percentage-   1-Percentage-
                                                                    Point Increase   Point Decrease
                                                                   ---------------- ---------------
                                                                             In millions
        Effect on total of service and interest cost components ..        $ 3            $   (2)
        Effect on postretirement benefit obligation ..............         30               (28)

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                First Quarter   Second Quarter   Third Quarter   Fourth Quarter      Total
                                               --------------- ---------------- --------------- ---------------- -------------
                                                                     In millions, except per share data
1998
Operating revenues ...........................    $  4,115         $  4,014        $  5,298         $  4,183       $  17,610
Operating income .............................         608              549             826              450           2,433
EBIT .........................................         678              582             871              516           2,647
Income before extraordinary item .............         328              279             429              224           1,260
Net income ...................................         320              279             429              224           1,252
Earnings per share (before extraordinary item)
 Basic .......................................    $   0.89         $   0.76        $   1.18         $   0.60       $    3.43
 Dilutive ....................................    $   0.89         $   0.76        $   1.17         $   0.60       $    3.42
Earnings per share
 Basic .......................................    $   0.87         $   0.76        $   1.18         $   0.60       $    3.41
 Dilutive ....................................    $   0.87         $   0.76        $   1.17         $   0.60       $    3.40
1997
Operating revenues............................    $  3,786         $  3,113        $  4,820         $  4,590       $  16,309
Operating income .............................         610              352             606              402           1,970
EBIT .........................................         644              407             632              425           2,108
Net income ...................................         312              168             309              185             974
Earnings per share
 Basic .......................................    $   0.84         $   0.43        $   0.83         $   0.41       $    2.51
 Dilutive ....................................    $   0.83         $   0.43        $   0.83         $   0.40       $    2.50

NOTE 19. SUBSEQUENT EVENT (UNAUDITED)

     On February 18, 1999, Duke Energy announced its intent to make a concurrent cash tender offer in Chilean pesos in Chile and the United States for 51% of the outstanding shares of Endesa-Chile. The estimated total cash outlay is approximately $2.1 billion based on current exchange rates. The offer will be contingent upon, among other things, certain Endesa-Chile shareholder aprovals. If all approvals are obtained, the transactions are expected to be completed during the second quarter of 1999. Endesa-Chile controls and operates 10,247 megawatts of generating capacity in Argentina, Brazil, Chile, Colombia and Peru.

                            DUKE ENERGY CORPORATION


         Schedule II -- Valuation and Qualifying Accounts and Reserves


                                               In Millions
Balance at December 31, 1998 (a) ............     $367
Balance at December 31, 1997 (a,b) ..........      329
Balance at December 31, 1996 (a,b) ..........      281

---------
(a) Principally consists of injuries and damages reserves, property insurance reserves and litigation and other contingency reserves which are included in "Other Current Liabilities" or "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets.

(b) Financial information reflects accounting for the 1997 merger with PanEnergy Corp as a pooling of interests. As a result, the financial information gives effect to the merger as if it had occurred on December 31, 1996.

                         Independent Auditors' Report


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF DUKE ENERGY CORPORATION


     We have audited the consolidated balance sheets of Duke Energy Corporation and subsidiaries (Duke Energy) as of December 31, 1998 and 1997, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedule listed in the accompanying index at Item 14. These financial statements and financial statement schedule are the responsibility of Duke Energy's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The consolidated financial statements and consolidated financial statement schedule give retroactive effect to the merger of Duke Power Company and PanEnergy Corp, which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the statements of income, common stockholders' equity, and cash flows of PanEnergy Corp and subsidiaries for the year ended December 31, 1996, which statements reflect total operating revenues of (in millions), $7,537 for the year ended December 31, 1996. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PanEnergy Corp and subsidiaries for 1996, is based solely on the report of such other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and (as to the amounts included for PanEnergy Corp and subsidiaries) the report of the other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Charlotte, North Carolina
February 12, 1999

                    Responsibility for Financial Statements


     The financial statements of Duke Energy Corporation (Duke Energy) are prepared by management, which is responsible for their integrity and objectivity. The statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect in all material respects the substance of events and transactions which should be included. The other information in the annual report is consistent with the financial statements. In preparing these statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported.

     Duke Energy's system of internal accounting control is designed to provide reasonable assurance that assets are safeguarded and transactions are executed according to management's authorization. Internal accounting controls also provide reasonable assurance that transactions are recorded properly, so that financial statements can be prepared according to generally accepted accounting principles. In addition, accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or are detected by employees within a timely period as they perform their assigned functions. Duke Energy's accounting controls are continually reviewed for effectiveness. In addition, written policies, standards and procedures, and a strong internal audit program augment Duke Energy's accounting controls.

     The Board of Directors pursues its oversight role for the financial statements through the audit committee, which is composed entirely of directors who are not employees of Duke Energy. The audit committee meets with management and internal auditors periodically to review the work of each group and to monitor each group's discharge of its responsibilities. The audit committee also meets periodically with Duke Energy's independent auditors, Deloitte & Touche LLP. The independent auditors have free access to the audit committee and the Board of Directors to discuss internal accounting control, auditing and financial reporting matters without the presence of management.


/s/ JEFFREY L. BOYER
Jeffrey L. Boyer
Vice President and Corporate Controller

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                   PART III.

Item 10. Directors and Executive Officers of the Registrant.

     Reference is made to "Executive Officers of Duke Energy" included in "Item
1. Business" of this report. See "Election of Directors," "Information Regarding the Board of Directors" and "Other Matters" in the proxy statement relating to Duke Energy's 1999 annual meeting of shareholders (the Proxy Statement), incorporated herein by reference.


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

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

     Consolidated Financial Statements

      Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

      Consolidated Balance Sheets as of December 31, 1998 and 1997

      Consolidated Statements of Common Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements

     Quarterly Financial Data (unaudited) (included in Note 18 to the Consolidated Financial Statements)

     Consolidated Financial Statement Schedule II -- Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1998, 1997 and 1996

     All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

     (b) Reports on Form 8-K

     A Current Report on Form 8-K filed on November 5, 1998 contained disclosures under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

     A Current Report on Form 8-K filed on December 1, 1998 contained disclosures under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

     A Current Report on Form 8-K filed on December 18, 1998 contained disclosures under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

     (c) Exhibits -- See Exhibit Index immediately following the signature page.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 1999                     DUKE ENERGY CORPORATION
                                               (Registrant)

                                        By:      RICHARD B. PRIORY
                                                 Richard B. Priory
                                           Chairman of the Board, President
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    (i) Principal executive officer:
        Richard B. Priory
            Chairman of the Board, President and Chief Executive Officer

    (ii) Principal financial officer:
         Richard J. Osborne
            Executive Vice President and Chief Financial Officer

   (iii) Principal accounting officer:
         Jeffrey L. Boyer
            Vice President and Corporate Controller

   (iv) All of the Directors:
        Richard B. Priory
        G. Alex Bernhardt, Sr.
        Robert J. Brown
        William A. Coley
        William T. Esrey
        Ann Maynard Gray
        Dennis R. Hendrix
        Harold S. Hook
        George Dean Johnson, Jr.
        Max Lennon
        Leo E. Linbeck, Jr.
        James G. Martin
        Russell M. Robinson, II

Date: March 15, 1999

     Richard J. Osborne, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

                                        By: /s/   RICHARD J. OSBORNE
                                          -------------------------------------

                                                 Attorney-In-Fact

                                 EXHIBIT INDEX

     Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit
Number
---------
 2        --   Agreement and Plan of Merger, dated as of November 24, 1996, as amended and restated as of March 10,
               1997, among registrant, Duke Transaction Corporation and PanEnergy Corp (filed with Form 8-K dated
               March 20, 1997, File No. 1-4928, as Exhibit 2(a)).
 3-A      --   Restated Articles of Incorporation of registrant, dated June 18, 1997 (filed with Form S-8, No. 333-29563, effective June 19, 1997, as Exhibit 4(G)).
*3-B      --   By-Laws of registrant, as amended.
 4        --   Rights Agreement, dated as of December 17, 1998, between the registrant and The Bank of New York, as
               Rights Agent (filed with Form 8-K dated February 11, 1999).
 10-A     --   Agreement, dated March 6, 1978, between the registrant and the North Carolina Municipal Power Agency
               No. 1 (filed with Form 8-K for the month of March 1978, File No. 1-4928).
 10-B     --   Agreement, dated August 1, 1980, between the registrant and Piedmont Municipal Power Agency (filed with
               Form 8-K for the month of August 1980, File No. 1-4928).
 10-C     --   Agreement, dated October 14, 1980, between the registrant and North Carolina Electric Membership
               Corporation (filed with Form 10-Q for the quarter ended September 30, 1980, File No. 1-4928).
 10-D     --   Agreement, dated October 14, 1980, between the registrant and Saluda River Electric Cooperative, Inc.
               (filed with Form 10-Q for the quarter ended September 30, 1980, File No. 1-4928).
 10-E**   --   Employee Incentive Plan (filed with Form 10-K for the year ended December 31, 1993, File No. 1-4928, as
               Exhibit 10-F).
 10-F**   --   Directors' Charitable Giving Program (filed with Form 10-K for the year ended December 31,1992, File No.
               1-4928, as Exhibit 10-P).
 10-G**   --   Estate Conservation Plan (filed with Form 10-K for the year ended December 31, 1992, File No. 1-4928, as
               Exhibit 10-R).
 10-H**   --   Supplemental Insurance Plan (filed with Form 10-K for the year ended December 31, 1992, File No.
               1-4928, as Exhibit 10-S).
 10-I**   --   Executive Short-Term Incentive Plan (filed with Form 10-K for the year ended December 31, 1994, File No.
               1-4928, as Exhibit 10-V).
 10-J**   --   Executive Savings Plan (filed with Form 10-K for the year ended December 31, 1996, File No. 1-4928, as
               Exhibit 10-Z).
 10-K**   --   Executive Cash Balance Plan (filed with Form 10-K for the year ended December 31, 1996, File No.
               1-4928, as Exhibit 10-AA).
 10-L**   --   Directors' Savings Plan (filed with Form 10-K for the year ended December 31, 1996, File No. 1-4928, as
               Exhibit 10-BB).
 10-M**   --   Duke Power Company Stock Incentive Plan (filed as Appendix A to Schedule 14A of registrant, March 18,
               1996, File No. 1-4928).
 10-N**   --   1989 Non-employee Directors Stock Option Plan of Panhandle Eastern Corporation, adopted February 1,
               1989 (filed with Form S-8 Registration Statement of Panhandle Eastern Corporation, File No. 33-28912, as
               Exhibit 28(a)).
 10-O**   --   1982 Key Employee Stock Option Plan of Panhandle Eastern Corporation, as amended through
               December 3, 1986 (and related Agreement) (filed with Form 10-K of Panhandle Eastern Corporation for the year ended December 31, 1986, File No. 1-8157, as Exhibit 10(g)).
 10-P**   --   Employees Savings Plan of Panhandle Eastern Corporation and Participating Affiliates (filed with Form
               10-K of Panhandle Eastern Corporation for the year ended December 31, 1990, File No. 1-8157, as Exhibit
               10.12).
 10-Q**   --   Panhandle Eastern Corporation 1994 Long Term Incentive Plan (filed with Form 10-K of Panhandle Eastern
               Corporation for the year ended December 31, 1993, File No. 1-8157, as Exhibit 10.18).
 10-R     --   $1,250,000,000 Five-Year Credit Agreement dated as of August 25, 1997, among registrant, the banks listed therein and Morgan Guaranty Trust Company of New York, as Administrative Agent (filed with Form 10-K for the year ended December 31, 1997, as Exhibit 10-R).
 10-S     --   $950,000,000 Five-Year Credit Agreement dated as of August 25, 1997, among Duke Capital Corporation, the banks listed therein and The Chase Manhattan Bank, as Administrative Agent (filed with Form 10-K for the year ended December 31, 1997, as Exhibit 10-S).

Exhibit
Number
---------
 10-T     --   $600,000,000 364-Day Credit Agreement dated as of August 24, 1998, among Duke Capital Corporation, the banks listed therein and The Chase Manhattan Bank, as Administrative Agent, (filed with Form 8-K of
               Duke Capital Corporation dated February 24, 1999, File No. 0-23977, as Exhibit 99.2).
 10-U**   --   Employment Agreement by and between the registrant and Richard B. Priory dated November 24, 1996
               (incorporated by reference to Exhibit C-1 of Exhibit 2 to this Form 10-K), and the First Amendment thereto dated October 22, 1997 (filed with Form 10-K for the year ended December 31, 1997, as part of Exhibit
               10-U).
 10-V**   --   Employment Agreement by and among PanEnergy Corp, the registrant and Paul M. Anderson dated
               November 24, 1996 (incorporated by reference to Exhibit B-1 of Exhibit 2 to this Form 10-K), and the First
               Amendment thereto dated October 24, 1997 (filed with Form 10-K for the year ended December 31, 1997, as part of Exhibit 10-V).
 10-W**   --   Employment Agreement by and among PanEnergy Corp, the registrant and Fred J. Fowler dated November
               24, 1996 (incorporated by reference to Exhibit B-3 of Exhibit 2 to this Form 10-K), and the First
               Amendment thereto dated October 24, 1997, filed herewith.
 10-X**   --   Employment Agreement by and between the registrant and William A. Coley dated November 24, 1996
               (incorporated by reference to Exhibit C-2 of Exhibit 2 to this Form 10-K), and the First Amendment thereto dated October 24, 1997 (filed with Form 10-K for the year ended December 31, 1997, as part of Exhibit
               10-X).
 10-Y**   --   Employment Agreement by and between the registrant and Richard J. Osborne dated November 24, 1996
               (incorporated by reference to Exhibit C-3 of Exhibit 2 to this Form 10-K), and the First Amendment thereto dated October 27, 1997 (filed with Form 10-K for the year ended December 31, 1997, as part of Exhibit
               10-Y).
 10-Z**   --   1990 Long-Term Incentive Plan of Panhandle Eastern Corporation (filed with Form 10-K of Panhandle
               Eastern Corporation for the year ended December 31, 1990, File No. 1-8157, as Exhibit 10.14).
 10-AA    --   Formation Agreement between PanEnergy Trading and Market Services, Inc. and Mobil Natural Gas, Inc.
               dated May 29, 1996 (filed with Form 10-Q of PanEnergy Corp for the quarter ended June 30, 1996, File No.
               1-8157, as Exhibit 2).
*10-BB    --   Employment Agreement by and between the registrant and Richard W. Blackburn dated November 10,
               1997.
 10-CC    --   Duke Energy Corporation Long-Term Incentive Plan (filed as Appendix A to Schedule 14A of the registrant,
               March 16, 1998).
 10-DD    --   Duke Energy Corporation Policy Committee Short-Term Incentive Plan (filed as Appendix B to Schedule
               14A of the registrant, March 16, 1998).
 10-EE    --   Stock Purchase Agreement between PanEnergy Corp, Texas Eastern Corporation and CMS Energy
               Corporation, dated as of October 31, 1998 (filed as Exhibit 10 to Form 8-K of the registrant, File No.
               1-4928, filed November 5, 1998).
 10-FF    --   Merger and Purchase Agreement among Union Pacific Resources Company, Union Pacific Fuels, Inc., Duke
               Energy Field Services, Inc. and DEFS Merger Sub Corp., dated as of November 20, 1998 (filed as Exhibit
               10 to Form 8-K of the registrant, File No. 1-4928, filed December 1, 1998).
*12       --   Computation of Ratio of Earnings to Fixed Charges.
*21       --   List of Subsidiaries.
*23(a)    --   Consent of Deloitte & Touche LLP.
*23(b)    --   Consent of KPMG LLP.
*24(a)    --   Power of attorney authorizing Richard J. Osborne and others to sign the annual report on behalf of the registrant and certain of its directors and officers.
*24(b)    --   Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.
*27       --   Financial Data Schedule for the Year Ended December 31, 1998.
*99       --   Independent Auditors' Report of KPMG LLP to the Board of Directors of PanEnergy Corp, dated January 16, 1997.

     The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments.