Form 10-Q
period 1999-03-31
DUKE ENERGY CORP
filed 1999-05-14
CIK 30371



==============================================================================================
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549


                                       ---------------


                                          FORM 10-Q


                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                            OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR QUARTER ENDED MARCH 31, 1999                  COMMISSION FILE NUMBER 1-4928



                                   DUKE ENERGY CORPORATION
                    (Exact name of Registrant as Specified in its Charter)


                 NORTH CAROLINA                                     56-0205520
 (State or Other Jurisdiction of Incorporation)         (IRS Employer Identification No.)


                                   526 SOUTH CHURCH STREET
                                   CHARLOTTE, NC 28202-1904
                           (Address of Principal Executive Offices)
                                          (Zip code)


                                         704-594-6200
                     (Registrant's telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                     --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, without par value, outstanding at April 30,
1999..............................................................364,224,600

==============================================================================================





                                   DUKE ENERGY CORPORATION
                        FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
                                            INDEX

ITEM                                                                                     PAGE
----                                                                                     ----

                                PART I. FINANCIAL INFORMATION

1.  Financial Statements.................................................................1
        Consolidated Statements of Income for the Three Months Ended March 31, 1999
          and 1998.......................................................................1
        Consolidated Statements of Cash Flows for the Three  Months Ended
          March 31, 1999 and 1998........................................................2
        Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998...........3
        Notes to Consolidated Financial Statements.......................................5
2. Management's Discussion and Analysis of Results of Operations and Financial
     Condition..........................................................................11

                                  PART II. OTHER INFORMATION

1.  Legal Proceedings...................................................................21
4.  Submission of Matters to a Vote of Security Holders.................................21
6.  Exhibits and Reports on Form 8-K....................................................21

    Signatures..........................................................................22






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

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                  ------------------------------
                                                                                                      1999            1998
                                                                                                  -------------   --------------
OPERATING REVENUES
      Sales, trading and marketing of natural gas
           and petroleum products                                                                      $ 2,014          $ 1,976
      Transportation and storage of natural gas                                                            379              387
      Generation, transmission and distribution of electricity                                           1,097            1,020
      Trading and marketing of electricity                                                                 439              537
      Other                                                                                                231              195
                                                                                                  -------------   --------------
          Total operating revenues                                                                       4,160            4,115
                                                                                                  -------------   --------------

OPERATING EXPENSES
      Natural gas and petroleum products purchased                                                       1,940            1,869
      Fuel used in electric generation                                                                     165              153
      Net interchange and purchased power                                                                  484              612
      Other operation and maintenance                                                                      620              569
      Depreciation and amortization                                                                        225              222
      Property and other taxes                                                                              99               82
                                                                                                  -------------   --------------
          Total operating expenses                                                                       3,533            3,507
                                                                                                  -------------   --------------

OPERATING INCOME                                                                                           627              608
                                                                                                  -------------   --------------

OTHER INCOME AND EXPENSES
      Deferred returns and allowance for funds
           used during construction                                                                         21               23
      Other, net                                                                                            35               47
                                                                                                  -------------   --------------
          Total other income and expenses                                                                   56               70
                                                                                                  -------------   --------------

EARNINGS BEFORE INTEREST AND TAXES                                                                         683              678
INTEREST EXPENSE                                                                                           132              124
MINORITY INTERESTS                                                                                          35               15
                                                                                                  -------------   --------------

EARNINGS BEFORE INCOME TAXES                                                                               516              539
INCOME TAXES                                                                                               209              211
                                                                                                  -------------   --------------

INCOME BEFORE EXTRAORDINARY ITEM                                                                           307              328
EXTRAORDINARY GAIN (LOSS), NET OF TAX                                                                      660               (8)
                                                                                                  -------------   --------------

NET INCOME                                                                                                 967              320
                                                                                                  -------------   --------------

DIVIDENDS AND PREMIUMS ON REDEMPTIONS OF
      PREFERRED AND PREFERENCE STOCK                                                                         5                6
                                                                                                  -------------   --------------

EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS                                                              $  962           $  314
                                                                                                  =============   ==============

COMMON STOCK DATA
      Weighted average shares outstanding                                                                  363              360
      Earnings per share (before extraordinary item)
          Basic                                                                                         $ 0.83           $ 0.89
          Dilutive                                                                                      $ 0.83           $ 0.89
      Earnings per share
          Basic                                                                                         $ 2.65           $ 0.87
          Dilutive                                                                                      $ 2.64           $ 0.87
      Dividends per share                                                                               $ 0.55           $ 0.55

                                        See Notes to Consolidated Financial Statements.




                             DUKE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                      ----------------------------
                                                                                                          1999           1998
                                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                                             $ 967          $ 320
      Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                                                    270            263
              Extraordinary (gain) loss                                                                       (660)             8
              Deferred income taxes                                                                            (18)           (14)
              Purchased capacity levelization                                                                   28             27
              Transition cost recoveries (payments), net                                                        23             (1)
              (Increase) decrease in
                  Receivables                                                                                   69            298
                  Inventory                                                                                    (20)           (11)
                  Other current assets                                                                          (8)            23
              Increase (decrease) in
                  Accounts payable                                                                            (284)          (520)
                  Taxes accrued                                                                                254            183
                  Interest accrued                                                                               1             (6)
                  Other current liabilities                                                                    (90)           (76)
              Other, net                                                                                        15             20
                                                                                                      -------------  -------------
                  Net cash provided by operating activities                                                    547            514
                                                                                                      -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                                                   (2,086)          (387)
      Proceeds from sale of subsidiaries                                                                     1,900              -
      Decommissioning, retirements and other                                                                     -             (1)
                                                                                                      -------------  -------------
                  Net cash used in investing activities                                                       (186)          (388)
                                                                                                      -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the issuance of
          Long-term debt                                                                                       711            228
          Common stock and stock options                                                                        57              -
      Payments for the redemption of
          Long-term debt                                                                                      (225)           (80)
          Preferred and preference stock                                                                         -           (180)
      Net change in notes payable and commercial paper                                                        (137)            46
      Dividends paid                                                                                          (205)          (203)
      Other                                                                                                    (59)           (24)
                                                                                                      -------------  -------------
                  Net cash provided by (used in) financing activities                                          142           (213)
                                                                                                      -------------  -------------

      Net increase (decrease) in cash and cash equivalents                                                     503            (87)
      Cash received from business acquisitions                                                                   -             35
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          80            109
                                                                                                      =============  =============
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                             $ 583          $  57
                                                                                                      =============  =============

SUPPLEMENTAL DISCLOSURES
      Cash paid for interest, net of amount capitalized                                                      $ 125          $ 121
      Cash paid for income taxes                                                                             $  23          $  67


                 See Notes to Consolidated Financial Statements.


                                                    DUKE ENERGY CORPORATION
                                                  CONSOLIDATED BALANCE SHEETS
                                                         (IN MILLIONS)


                                                                                                   March 31,       December 31,
                                                                                                     1999              1998
                                                                                                  (Unaudited)
                                                                                                ----------------  --------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                                           $ 583             $ 80
      Receivables                                                                                         2,323            2,318
      Inventory                                                                                             516              543
      Current portion of natural gas transition costs                                                       100              100
      Current portion of purchased capacity costs                                                           111               99
      Unrealized gains on mark-to-market transactions                                                     1,241            1,457
      Other                                                                                                 169              228
                                                                                                ----------------   --------------
          Total current assets                                                                            5,043            4,825
                                                                                                ----------------   --------------


INVESTMENTS AND OTHER ASSETS
      Investments in affiliates                                                                             938              902
      Nuclear decommissioning trust funds                                                                   609              580
      Pre-funded pension costs                                                                              327              332
      Goodwill, net                                                                                         641              495
      Notes receivable                                                                                      242              244
      Unrealized gains on mark-to-market transactions                                                     1,217              396
      Other                                                                                                 373              283
                                                                                                ----------------   --------------
          Total investments and other assets                                                              4,347            3,232
                                                                                                ----------------   --------------


PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                                               25,932           27,128
      Less accumulated depreciation and amortization                                                      8,390           10,253
                                                                                                ----------------   --------------
          Net property, plant and equipment                                                              17,542           16,875
                                                                                                ----------------   --------------



REGULATORY ASSETS AND DEFERRED DEBITS
      Purchased capacity costs                                                                              608              648
      Debt expense                                                                                          238              253
      Regulatory asset related to income taxes                                                              506              506
      Natural gas transition costs                                                                           57               80
      Environmental clean-up costs                                                                           76               87
      Other                                                                                                 294              300
                                                                                                ----------------   --------------
          Total regulatory assets and deferred debits                                                     1,779            1,874
                                                                                                ----------------   --------------






      TOTAL ASSETS                                                                                     $ 28,711         $ 26,806
                                                                                                ================   ==============





                                 See Notes to Consolidated Financial Statements.



                             DUKE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                                   March 31,        December 31,
                                                                                                      1999              1998
                                                                                                  (Unaudited)
                                                                                                 ---------------   ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                                                  $ 1,541           $ 1,754
      Notes payable and commercial paper                                                                     73               209
      Taxes accrued                                                                                         971               119
      Interest accrued                                                                                      108               109
      Current maturities of long-term debt and preferred stock                                            1,013               707
      Unrealized losses on mark-to-market transactions                                                    1,271             1,387
      Other                                                                                                 514               642
                                                                                                 ---------------   ---------------
          Total current liabilities                                                                       5,491             4,927
                                                                                                 ---------------   ---------------

LONG-TERM DEBT                                                                                            6,164             6,272
                                                                                                 ---------------   ---------------

DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred income taxes                                                                               3,525             3,733
      Investment tax credit                                                                                 236               242
      Nuclear decommissioning costs externally funded                                                       609               580
      Environmental clean-up liabilities                                                                    279               148
      Unrealized losses on mark-to-market transactions                                                    1,120               362
      Other                                                                                                 885               907
                                                                                                 ---------------   ---------------
          Total deferred credits and other liabilities                                                    6,654             5,972
                                                                                                 ---------------   ---------------

MINORITY INTERESTS                                                                                          202               253
                                                                                                 ---------------   ---------------

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED
      NOTES OF DUKE ENERGY CORPORATION OR SUBSIDIARIES                                                      920               919
                                                                                                 ---------------   ---------------

PREFERRED AND PREFERENCE STOCK
      Preferred and preference stock with sinking fund requirements                                         104               104
      Preferred and preference stock without sinking fund requirements                                      209               209
                                                                                                 ---------------   ---------------
          Total preferred and preference stock                                                              313               313
                                                                                                 ---------------   ---------------

COMMON STOCKHOLDERS' EQUITY
      Common stock, no par, 500 million shares authorized; 364 million and 363 million
          shares outstanding at March 31, 1999 and December 31, 1998, respectively                        4,504             4,449
      Retained earnings                                                                                   4,463             3,701
                                                                                                 ---------------   ---------------
          Total common stockholders' equity                                                               8,967             8,150
                                                                                                 ---------------   ---------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 28,711          $ 26,806
                                                                                                 ===============   ===============





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

These segments were defined as a result of Duke Energy adopting Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," in December 1998.

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

Natural Gas Transmission, through its Northeast Pipelines, provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the sale of the Midwest Pipelines on March 29, 1999, Natural Gas Transmission also provided interstate transportation and storage services in the midwest states. See further discussion of the sale of the Midwest Pipelines in Note 3 to the Consolidated Financial Statements. The interstate natural gas transmission and storage operations are also subject to the rules and regulations of the FERC.

Field Services gathers, processes, transports and markets natural gas and produces and markets natural gas liquids (NGLs). Field Services operates gathering systems in western Canada and ten contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and onshore and offshore Gulf Coast areas.

Trading and Marketing markets natural gas, electricity and other energy-related products across North America. Duke Energy owns a 60% interest in Trading and Marketing's operations, with Mobil Corporation owning a 40% minority interest.

Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy North America, LLC (formerly Duke Energy Power Services, LLC) and Duke Energy International, LLC.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The consolidated financial statements include the accounts of Duke Energy and all majority-owned subsidiaries. These consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective years due to the effects of seasonal temperature variations on energy consumption and the timing of maintenance of certain electric generating units.

COMMODITY INSTRUMENTS. Effective January 1, 1999, Duke Energy adopted Emerging Issues Task Force Consensus No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" for certain energy forward contracts. This accounting standard requires entities involved in energy trading activities to record energy trading contracts using the mark-to-market method of accounting. Under this methodology, the contracts are adjusted to market value, and the gains and losses are recognized in current period income and are included in the Consolidated Statements of Income as Natural Gas and Petroleum Products Purchased. In prior years, these contracts were accounted for under the accrual method of accounting. Under this methodology, gains and losses were recognized as the contract settled. While implementation of this accounting standard affected certain components of financial position, the cumulative effect of the change in accounting method on the Consolidated Statements of Income for the period ended March 31, 1999 was immaterial.

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

======================================================
DENOMINATOR FOR EARNINGS PER SHARE (In millions)
 -----------------------------------------------------
                                          March 31,
                                        -------------
                                         1999   1998
                                        ------ ------
 Denominator for basic earnings per
 share (weighted average shares
 outstanding)                              363    360
 Assumed exercise of dilutive stock
 options                                     1      1
                                        ------ ------
 Denominator for dilutive earnings per
 share                                     364    361
=====================================================

EXTRAORDINARY ITEM. In January 1998, TEPPCO Partners, L.P., in which a subsidiary of Duke Energy has a 2% general partner interest and a 19.1% limited partner interest, redeemed certain First Mortgage Notes. A non-cash extraordinary loss of $8 million, net of income tax of $5 million, was recorded related to costs of the early retirement of debt. Earnings per common share for 1998 were reduced by $0.02 as a result of this charge.

For a description of the 1999 extraordinary item, see Note 3 to the Consolidated Financial Statements.

RECLASSIFICATIONS. Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

3.      BUSINESS ACQUISITIONS/DISPOSITIONS

UNION PACIFIC RESOURCES' GATHERING, PROCESSING AND MARKETING OPERATIONS. On March 31, 1999, Duke Energy, through its wholly owned subsidiary, Duke Energy Field Services, Inc., completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), as well as UPR's natural gas and NGL marketing activities (collectively, "the UPR acquisition"). The acquisition was accounted for by the purchase method. The assets and liabilities of the UPR acquisition have been consolidated in Duke Energy's financial statements as of March 31, 1999. The excess of the purchase price over the fair value of the net identifiable assets and liabilities acquired of $158 million has been recorded as goodwill and will be amortized on a straight-line basis over 15 to 20 years.

Duke Energy agreed to take responsibility for certain environmental liabilities associated with the UPR acquisition. During due diligence procedures prior to the acquisition, Duke Energy identified environmental contamination at certain UPR facilities. Soil and groundwater contamination at the identified UPR sites will be addressed in conjunction with Duke Energy's remediation plans. Also, other environmental matters, such as the status of air emission permits at some facilities, may require corrective action. The estimated cost to remediate these conditions at March 31, 1999 is $157 million, which is included in Environmental Clean-up Liabilities on the Consolidated Balance Sheets. Under the terms of the purchase agreement, all environmental liabilities in excess of $40 million will be considered a reduction in the purchase price. The total amount of environmental liabilities is currently being negotiated. Any adjustment to estimated environmental clean-up costs or other estimated amounts will be recorded as an adjustment to goodwill.

PEPL COMPANIES AND TRUNKLINE LNG. On March 29, 1999, Duke Energy, through its wholly owned subsidiaries, PanEnergy Corp and Texas Eastern Corporation, sold Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company and additional storage related to those systems (collectively, the PEPL Companies), which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company (Trunkline LNG), to CMS Energy Corporation (CMS). The sales price of $2.2 billion involved cash proceeds of $1.9 billion and CMS's assumption of existing PEPL debt of approximately $300 million. The sale resulted in an extraordinary gain of $660 million, net of income tax of $404 million, and an increase in earnings per basic share of $1.82. Under the terms of the agreement with CMS, Duke Energy is retaining certain assets and liabilities, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances. Management believes that the retention of these items will not have a material adverse effect on consolidated results of operations or financial position.

==========================================================================
COMBINED OPERATING RESULTS OF THE PEPL COMPANIES AND TRUNKLINE LNG FOR THE PERIOD FROM JANUARY 1, 1999 THROUGH MARCH 28, 1999(A) (In millions)
--------------------------------------------------------------------------
Operating Revenues                                            $126
Operating Expenses                                              57
Other Income, Net                                                4
                                                        ------------------
    Earnings Before Interest and Taxes                        $ 73
==========================================================================
(A) Excludes intercompany building rental revenue, allocated corporate expenses, building depreciation and certain other costs to be retained by Duke Energy.

4.      BUSINESS SEGMENTS

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


=========================================================================================
    BUSINESS SEGMENT DATA (In millions)
-----------------------------------------------------------------------------------------
                                                                             Capital and
                           Unaffiliated   Intersegment   Total               Investment
                             Revenues       Revenues   Revenues     EBIT     Expenditures
                             ------------------------------------------------------------
THREE MONTHS ENDED
MARCH 31, 1999
Electric Operations            $1,061       $      -     $1,061       $407     $  125
Natural Gas Transmission          378             24        402        208         42
Field Services                    234            110        344         12      1,445
Trading and Marketing           2,242             44      2,286         33          5
Global Asset Development           88             20        108         32        382
Other Energy Services             134             20        154         (5)         8
Real Estate Operations             28              -         28         18         60
Other Operations (A)               (5)            13          8        (22)        19
Eliminations                        -           (231)      (231)         -          -
                             -----------------------------------------------------------
   Total Consolidated          $4,160       $      -     $4,160       $683     $2,086
----------------------------------------------------------------------------------------

THREE MONTHS ENDED
MARCH 31, 1998
Electric Operations            $1,036       $      -     $1,036       $378       $101
Natural Gas Transmission          379             31        410        209         73
Field Services                    530            140        670         48         70
Trading and Marketing           2,003              9      2,012         13          1
Global Asset Development           36              1         37          9         85
Other Energy Services              99             16        115          7          4
Real Estate Operations             30              -         30         22         42
Other Operations (A)                2              1          3         (8)        11
Eliminations                        -           (198)      (198)         -          -
                             ----------------------------------------------------------
   Total Consolidated          $4,115       $      -     $4,115       $678       $387
=======================================================================================

=======================================================
SEGMENT ASSETS (In millions)
-------------------------------------------------------
                              March 31,   December 31,
                                 1999         1998
                             --------------------------
Electric Operations           $12,940       $12,953
Natural Gas Transmission        3,925         4,996
Field Services                  3,671         1,893
Trading and Marketing           3,652         3,233
Global Asset Development        2,266         2,061
Other Energy Services             390           376
Real Estate Operations            759           724
Other Operations (A)            1,547           968
Eliminations                     (439)         (398)
                             --------------------------
   Total Consolidated         $28,711       $26,806
=======================================================
(A) Includes communication services, water services and certain unallocated corporate items.


5.      RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

FOREIGN CURRENCY INSTRUMENTS. In anticipation of the purchase of Empresa Nacional de Electricidad S.A. (Endesa-Chile) (see Note 9 to the Consolidated Financial Statements), Duke Energy entered into foreign currency forwards and swap contracts to obtain Chilean pesos for the purchase. These financial instruments were accounted for using the mark-to-market method of accounting. Under this methodology, the instruments are adjusted to market value, and the resulting gains and losses are recognized in current period income and are included in the Consolidated Statements of Income as Other, Net. Unrealized gains and losses are recorded in the Consolidated Balance Sheets as Unrealized Gains or Losses on Mark-to-Market Transactions. The forward contracts, with a notional contract amount of 120.7 billion Chilean pesos (USD $245 million) at March 31, 1999, mature in April 1999. The swaps, with a notional contract amount of approximately 74 billion Chilean pesos (USD $150 million) at March 31, 1999, mature April 20, 1999 to July 20, 1999. The weighted average fixed exchange rates of the forward and swap contracts are 492.6 and 492.7 Chilean pesos to U.S. dollars, respectively. The fair value of these contracts as of March 31, 1999 was approximately $2 million.

6.  DEBT AND CREDIT FACILITIES

Duke Energy issued $200 million Series B 5 3/8% Senior Notes due 2009 and $200 million Series C 6.60% Senior Notes due 2038 in January 1999 and March 1999, respectively.

Associated with the purchase of certain assets in Australia and New Zealand, Duke Energy borrowed approximately $300 million in both Australian and New Zealand dollars during the first quarter of 1999. The loans, with interest rates ranging from 4.340% to 5.2209%, mature in July 1999.

7.  COMMON STOCK

At Duke Energy's annual meeting of shareholders held on April 15, 1999, shareholders approved an amendment to the articles of incorporation to increase the authorized common stock from 500 million to 1 billion shares.

8.  COMMITMENTS AND CONTINGENCIES

LITIGATION. Under the terms of the agreement with CMS discussed in Note 3 to the Consolidated Financial Statements, Duke Energy is retaining certain legal and tax liabilities including the following matter. On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against PEPL, a former subsidiary of Duke Energy, in the U.S. District Court for the Western District of Missouri. The plaintiffs alleged that PEPL has engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL has violated the antitrust laws and tortiously interfered with the plaintiffs' business expectancies, the plaintiffs pursued compensatory and punitive damages. In February 1999, this case was settled. The court entered an order dismissing the case on March 3, 1999. The settlement did not have a material adverse effect on consolidated results of operations or financial position.

Duke Energy and its subsidiaries are also involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Duke Energy has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations or financial position.

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

9.  SUBSEQUENT EVENT

On February 18, 1999, Duke Energy announced its intent to make a concurrent cash tender offer in Chilean pesos in Chile and the United States for 51% of the outstanding shares of Endesa-Chile for an estimated total cash outlay of approximately $2.1 billion based on current exchange rates. On April 21, following a competitive counter offer, Duke Energy reached the conclusion that Endesa-Chile could not be acquired on terms favorable to Duke Energy's shareholders and withdrew the tender offer.

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

These segments were defined as a result of Duke Energy adopting Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in December 1998.

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

Natural Gas Transmission, through its Northeast Pipelines, provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the sale of the Midwest Pipelines on March 29, 1999, Natural Gas Transmission also provided interstate transportation and storage services in the midwest states. For further discussion of the sale of the Midwest Pipelines, see Note 3 to the Consolidated Financial Statements. The interstate natural gas transmission and storage operations are also subject to the rules and regulations of the FERC.

Field Services gathers, processes, transports and markets natural gas and produces and markets natural gas liquids (NGLs). Field Services operates gathering systems in western Canada and ten contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and onshore and offshore Gulf Coast areas.

Trading and Marketing markets natural gas, electricity and other energy-related products across North America. Duke Energy owns a 60% interest in Trading and Marketing's operations, with Mobil Corporation owning a 40% minority interest.

Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy North America, LLC (Duke Energy North America) (formerly Duke Energy Power Services, LLC) and Duke Energy International, LLC (Duke Energy International).

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

RESULTS OF OPERATIONS

For the three months ended March 31, 1999, earnings available for common stockholders was $962 million, or $2.65 per basic share, including an after-tax extraordinary gain of $660 million, or $1.82 per basic share. For the comparable 1998 period, earnings available to common stockholders was $314 million, or $0.87 per basic share, net of an after-tax extraordinary loss of $8 million, or $0.02 per basic share. The increase in earnings available for common stockholders is primarily due to the 1999 extraordinary gain resulting from the sale of the Midwest Pipelines.

Operating income for the three months ended March 31, 1999 increased to $627 million compared to $608 million for the same period in 1998. Earnings before interest and taxes (EBIT) were $683 million and $678 million for the three months ended March 31, 1999 and 1998, respectively. Operating income and earnings before interest and taxes are affected by the same fluctuations for Duke Energy and each of its business segments. The only significant variable between the two amounts is gains on the sale of assets which are included in Other, Net on the Consolidated Income Statement. Gains on sales of assets include a $14 million gain on an investment sale by Global Asset Development in 1999 and a $31 million gain on an asset sale by Field Services in 1998. Earnings before interest and taxes by business segment are summarized below, and are discussed by business segment thereafter.

============================================================================
EARNINGS BEFORE INTEREST AND TAXES BY BUSINESS SEGMENT (In millions)
----------------------------------------------------------------------------
                                                      Three Months Ended
                                                           March 31,
                                                     -----------------------
                                                        1999        1998
                                                     -----------------------
Electric Operations                                      $407        $378
Natural Gas Transmission                                  208         209
Field Services                                             12          48
Trading and Marketing                                      33          13
Global Asset Development                                   32           9
Other Energy Services                                      (5)          7
Real Estate Operations                                     18          22
Other Operations (A)                                      (22)         (8)
                                                     ----------- -----------
Consolidated EBIT                                        $683        $678
============================================================================
(A) Includes communication services, water services and certain unallocated corporate items.

Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

ELECTRIC OPERATIONS

============================================================================
                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
(In millions, except where noted)                       1999        1998
----------------------------------------------------------------------------
Operating Revenues                                     $1,061      $1,036
Operating Expenses                                        675         681
                                                     -----------------------
Operating Income                                          386         355
Other Income, Net of Expenses                              21          23
                                                     -----------------------
EBIT                                                   $  407      $  378
                                                     =======================

Sales - GWh (A)                                        19,537      19,257
============================================================================
(A) Gigawatt-hours

Earnings before interest and taxes for Electric Operations increased $29 million, or 7.7%, for the three months ended March 31, 1999 compared to the same period in 1998. The increase is primarily due to a 1.5% increase in gigawatt-hour sales and lower operating expenses. Sales to weather-sensitive customers increased only slightly for the period when compared to the prior year quarter as both periods were affected by milder than normal weather. Sales to residential and general service customers were up 0.4% and 3.6%, respectively. Sales to industrial customers decreased 3.5%, with sales to textile customers down 8.0%. The decrease in operating expenses was partially due to lower nuclear expenses resulting primarily from fewer outage days.

NATURAL GAS TRANSMISSION

============================================================================
                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
(In millions, except where noted)                       1999        1998
----------------------------------------------------------------------------
Operating Revenues                                       $402        $410
Operating Expenses                                        202         210
                                                     -----------------------
Operating Income                                          200         200
Other Income, Net of Expenses                               8           9
                                                     -----------------------
EBIT                                                     $208        $209
                                                     =======================

Throughput - TBtu (A)                                     811         778
============================================================================
(A) Trillion British thermal units

Earnings before interest and taxes for the Natural Gas Transmission segment decreased $1 million for the three months ended March 31, 1999 compared to the same period in 1998. Earnings before interest and taxes for the Northeast Pipelines increased $6 million for the three months ended March 31, 1999 compared to the prior year quarter, primarily as a result of increased income from market expansion projects and lower operating expenses. Partially offsetting these benefits was the non-recurrence of a 1998 refund from a state property tax ruling.

Earnings before interest and taxes for the Midwest Pipelines decreased $7 million for the three months ended March 31, 1999 compared to the prior year quarter, primarily due to decreased throughput. The sale of the Midwest Pipelines to CMS Energy Corporation (CMS) closed on March 29, 1999.

FIELD SERVICES

============================================================================
                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
(In millions, except where noted)                       1999        1998
----------------------------------------------------------------------------
Operating Revenues                                       $344        $670
Operating Expenses                                        332         653
                                                     -----------------------
Operating Income                                           12          17
Other Income, Net of Expenses                               -          31
                                                     -----------------------
EBIT                                                    $  12       $  48
                                                     =======================

Natural Gas Gathered and Processed/Transported,
  TBtu/d (A)                                              3.4         3.7
NGL Production, MBbl/d (B)                              107.6       106.4
Natural Gas Marketed, TBtu/d                              0.4         0.3
Average Natural Gas Price per MMBtu (C)                 $1.75       $2.20
Average NGL Price per Gallon                            $0.23       $0.29
============================================================================
(A) Trillion British thermal units per day
(B) Thousand barrels per day
(C) Million British thermal units

Earnings before interest and taxes for Field Services decreased $36 million for the three months ended March 31, 1999 compared to the same period in 1998. The decrease resulted from a $31 million gain on the sale of two NGL fractionation facilities in 1998, which is included in other income. Gross revenues and expenses also decreased as a result of the November 1998 sale of Duke Energy Transport and Trading Co., which gathers, stores, transports and markets crude oil and operates two NGL pipelines, to TEPPCO Partners, L.P., a company in which Duke Energy has a 21.1% ownership interest. Low average NGL prices, which decreased $0.06 per gallon, or 20.7%, from March 31, 1998 to March 31, 1999, continue to have a significant impact on earnings for Field Services; however, decreased earnings resulting from lower NGL prices were partially offset by a gain on hedging activities.

TRADING AND MARKETING

============================================================================
                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
(In millions, except where noted)                       1999        1998
----------------------------------------------------------------------------
Operating Revenues                                     $2,286      $2,012
Operating Expenses                                      2,257       2,000
                                                     -----------------------
Operating Income                                           29          12
Other Income, Net of Expenses                               4           1
                                                     -----------------------
EBIT                                                   $   33      $   13
                                                     =======================

Natural Gas Marketed, TBtu/d                             11.0         7.9
Electricity Marketed, GWh                              21,837      23,892
============================================================================

Earnings before interest and taxes for Trading and Marketing increased $20 million for the three months ended March 31, 1999 compared with the same period in 1998. The increase results primarily from higher natural gas and electricity trading margins compared to the same period in 1998 when a significant decline in energy price volatility resulted in decreased trading margins. Partially offsetting the current year increase in income were higher operating expenses resulting from business growth.

GLOBAL ASSET DEVELOPMENT

============================================================================
                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
(In millions)                                           1999        1998
----------------------------------------------------------------------------
Operating Revenues                                       $108         $37
Operating Expenses                                        101          32
                                                     -----------------------
Operating Income                                            7           5
Other Income, Net of Expenses                              25           4
                                                     -----------------------
EBIT                                                     $ 32         $ 9
============================================================================

Earnings before interest and taxes for Global Asset Development increased $23 million for the three months ended March 31, 1999 compared with the same period in 1998. The increase is primarily due to increased contributions from new projects in California, Australia and Chile and a $14 million gain on the sale of its investment in the Mecklenburg Cogeneration facility, which is included in other income.

OTHER ENERGY SERVICES

============================================================================
                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
(In millions)                                           1999        1998
----------------------------------------------------------------------------
Operating Revenues                                       $154        $115
Operating Expenses                                        159         108
                                                     -----------------------
EBIT                                                     $ (5)       $  7
============================================================================

Earnings before interest and taxes for Other Energy Services decreased $12 million for the three months ended March 31, 1999 compared with the same period in 1998, primarily due to decreased earnings from projects of Duke Engineering & Services.

REAL ESTATE OPERATIONS

============================================================================
                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
(In millions)                                           1999        1998
----------------------------------------------------------------------------
Operating Revenues                                        $28         $30
Operating Expenses                                         10           8
                                                     -----------------------
EBIT                                                      $18         $22
============================================================================

Earnings before interest and taxes for Real Estate Operations decreased $4 million, or 18.2%, for the three months ended March 31, 1999 compared with the same period in 1998. This resulted from decreased project and land sales, which were partially offset by increased developed lot sales.

OTHER OPERATIONS

Earnings before interest and taxes for Other Operations decreased $14 million for the three months ended March 31, 1999 compared with the same period in 1998. This decrease primarily resulted from mark-to-market losses on corporately managed long-dated energy risk positions used to hedge exposure to commodity prices, primarily NGLs. As these positions are liquidated over the next 18 months, actual results will be allocated back to Field Services.

OTHER IMPACTS ON EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS

For the three months ended March 31, 1999, interest expense increased $8 million, or 6.5%, over the comparable period in 1998 due to higher average debt balances outstanding.

Minority interest increased $20 million primarily as a result of dividends incurred for Duke Energy's trust preferred securities, $600 million of which were issued after the first quarter in 1998. Excluding these dividends, minority interests relate primarily to the trading and marketing joint venture with Mobil Corporation.

The sale of the Midwest Pipelines to CMS closed on March 29, 1999 and resulted in a $660 million extraordinary gain, net of income tax of $404 million. (See further discussion in Liquidity and Capital Resources, Investing Cash Flows section below and in Note 3 to the Consolidated Financial Statements.) In January 1998, TEPPCO Partners L.P., in which Duke Energy has a 21.1% ownership interest, redeemed certain First Mortgage Notes which resulted in Duke Energy recording a non-cash extraordinary loss of $8 million, net of income tax of $5 million, related to its share of costs of the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

INVESTING CASH FLOWS

Capital and investment expenditures were approximately $2,086 million for the three months ended March 31, 1999 compared to approximately $387 million for the same period in 1998. Increased capital and investment expenditures during the period were primarily due to business expansion for the Field Services and Global Asset Development segments discussed below.

On January 22, 1999, Global Asset Development's international division, Duke Energy International, completed the $315 million purchase of power generation and transmission assets in western Australia and New Zealand from Broken Hill Proprietary Company Limited (BHP), including an ownership interest in a pipeline in western Australia. This acquisition also includes a development proposal for a cogeneration plant and a portfolio of international and Australian-based projects.

Global Asset Development's domestic division, Duke Energy North America, began construction of the Hidalgo Energy project located in South Texas, which is targeted to begin producing power in mid-2000. For the 510 megawatt gas-fired merchant plant, Duke/Fluor Daniel will serve as the construction contractor, a Natural Gas Transmission pipeline will deliver the natural gas supply, and Trading and Marketing will provide energy management services and market the plant's output.

On March 31, 1999, Field Services completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR) along with its natural gas and NGL marketing activities (collectively "the UPR acquisition"). Additionally, Duke Energy agreed to take responsibility for certain environmental liabilities associated with the UPR acquisition. During due diligence procedures prior to the acquisition, Duke Energy identified environmental contamination at certain UPR facilities. Soil and groundwater contamination at the identified UPR sites will be addressed in conjunction with Duke Energy's remediation plans. Also, other environmental matters, such as the status of air emission permits at some facilities, may require corrective action. The estimated cost to remediate these conditions at March 31, 1999 is $157 million. This amount is included in Environmental Clean-up Liabilities on the Consolidated Balance Sheets.

On April 19, 1999, Duke Power entered into a contract to purchase six steam generators from Babcock & Wilcox to replace those currently at Duke Power's Oconee Nuclear Station. The total estimated cost of the steam generator replacement project is $420 million. It is projected that the steam generators on unit 1 will be installed in 2003, with units 2 and 3 following in 2004.

On March 29, 1999, Duke Energy, through its wholly owned subsidiaries, PanEnergy Corp and Texas Eastern Corporation, sold Panhandle Eastern Pipe Line Company
(PEPL), Trunkline Gas Company and additional storage related to those systems, which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company, to CMS. The sales price of $2.2 billion included cash proceeds of $1.9 billion and CMS's assumption of existing PEPL debt of approximately $300 million.

FINANCING CASH FLOWS

Duke Energy's consolidated capital structure at March 31, 1999, including short-term debt, was 42% debt, 5% trust preferred securities, 2% preferred stock and 51% common equity. Fixed charges coverage, calculated using the Securities and Exchange Commission method, was 4.6 times and 5.0 times for the three months ended March 31, 1999 and 1998, respectively.

Duke Energy plans to continue to significantly grow several of its business segments: Field Services, Trading and Marketing, Global Asset Development and Other Energy Services. These growth opportunities, along with dividends, debt repayments and operating and investing requirements, are expected to be funded by cash from operations, external financing and the proceeds from the sale of the Midwest Pipelines.

In January 1999, Duke Energy issued $200 million of 5 3/8% Series B Senior Notes due 2009. In March 1999, Duke Energy issued $200 million of 6.60% Series C Senior Notes due 2038. Also included in financings for first quarter 1999 are various bank borrowings of Global Asset Development related to the purchase of BHP. These borrowings total approximately $300 million at interest rates of 4.340% to 5.2209% and mature in July 1999.

Under its commercial paper facilities, Duke Energy had the ability to borrow up to $2.8 billion at both March 31, 1999 and December 31, 1998. The commercial paper facilities consisted of $1.25 billion for Duke Energy and $1.55 billion for Duke Capital Corporation, a wholly owned subsidiary of Duke Energy that serves as the parent for Duke Energy's business segments except for Electric Operations and certain other operations. Duke Energy's various bank credit facilities totaled approximately $2.9 billion at each of March 31, 1999 and December 31, 1998. At March 31, 1999, approximately $1.6 billion was outstanding under the commercial paper facilities and $76 million was outstanding under the bank credit facilities.

On April 15, 1999, Duke Energy's shareholders approved an amendment to the articles of incorporation to increase the authorized common stock from 500 million to 1 billion shares. This increase in authorized stock will provide Duke Energy with added flexibility in effecting financings, stock splits or stock dividends, stock plans and other transactions and arrangements involving the use of stock.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK POLICIES

Duke Energy is exposed to market risks associated with commodity prices, interest rates, equity prices and foreign exchange rates. Comprehensive risk management policies have been established by the Corporate Risk Management Committee (CRMC) to monitor and control these market risks. The CRMC is chaired by the Chief Financial Officer and primarily comprises senior executives. The CRMC has responsibility for oversight of all corporate energy risk management and approving energy financial exposure limits, as well as responsibility for oversight of interest rate risk, foreign currency risk and credit risk. Changes in Duke Energy's market risk since December 31, 1998 follows.

COMMODITY PRICE RISK

As a result of Field Services' acquisition from UPR on March 31, 1999, Duke Energy's exposure to market fluctuations in the prices of NGLs increased. As of March 31, 1999, if NGL prices average one cent per gallon less in 1999, earnings before income taxes will decrease by approximately $18 million. Duke Energy generally does not maintain a material inventory of NGLs or actively trade commodity derivatives related to NGLs.

FOREIGN OPERATIONS RISK AND INTEREST RATE RISK

In anticipation of Duke Energy's purchase of Empresa Nacional de Electricidad S.A. (Endesa-Chile) (see further discussion in Current Issues, Subsequent Event), Duke Energy entered into foreign currency forward and swap contracts to obtain Chilean pesos for the purchase. Exposures to foreign currency risks associated with these instruments were managed through established policies and procedures. (See Notes 2 and 5 to the Consolidated Financial Statements.) The foreign currency risk is measured by periodically performing sensitivity analysis to assess the impact of a hypothetical change in the Chilean peso to U.S. dollar exchange rate. At March 31, 1999, if the Chilean peso to U.S. dollar exchange rate increased (decreased) by 10%, earnings before interest and taxes would decrease (increase) by approximately $25 million.

CURRENT ISSUES

ELECTRIC COMPETITION

During 1999, three electric utility restructuring bills have been filed in South Carolina's House of Representatives. All three bills introduce competition while allowing utilities to recoup their stranded costs, and have transition and phase-in periods ranging from five to six years. A task force formed by the South Carolina Senate is also examining issues related to deregulation of the state's electric utility business. This task force will prepare a report for review, discussion and possible legislative action by the state's Senate Judiciary Committee and General Assembly as a whole.

In April 1999, the Department of Energy (DOE) introduced an electric utility restructuring bill in Congress: the 1999 Comprehensive Electricity Competition Act. The primary restructuring issues addressed include repeal of major provisions of the Public Utility Holding Company Act (PUHCA) and the Public Utility Regulatory Policies Act (PURPA), grandfathering of deregulating states, stranded costs, reliability, reciprocity and transmission. January 1, 2003 was chosen as the deadline for retail choice to be implemented, with a grandfather clause for states that are already deregulating.

Currently, the electric utility industry is predominantly regulated on a basis designed to recover the cost of providing electric power to customers. If cost-based regulation were to be discontinued in the industry for any reason, including competitive pressure on the cost-based prices of electricity, profits could be reduced and electric utilities might be required to reduce their asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require affected utilities to write off their associated regulatory assets. Duke Energy's regulatory assets are included in the Consolidated Balance Sheets. The portion of these regulatory assets related to Electric Operations is approximately $1.5 billion, including primarily purchased capacity costs, debt expense and deferred taxes related to regulatory assets. Currently, Duke Energy is recovering substantially all of these regulatory assets through wholesale and retail electric rates and would attempt to continue to recover these assets during a transition to competition. In addition, Duke Energy would seek to recover the costs of its electric generating facilities in excess of the market price of power at the time of transition.

Duke Energy supports a properly managed and orderly transition to competitive generation and retail services in the electric industry. However, transforming the current regulated industry into efficient, competitive generation and retail electric markets is a complex undertaking, which will require a carefully considered transition to a restructured electric industry. The key to effective retail competition is fairness among customers, service providers and investors. Duke Energy intends to work with customers, legislators and regulators to address all the important issues. Management currently cannot predict the impact, if any, of these competitive forces on future consolidated results of operations or financial position.

MIXED-OXIDE FUELS

Duke Power has entered into a contract to use mixed oxide fuel at its McGuire and Catawba nuclear stations. Mixed-oxide fuel is very similar to conventional uranium fuel, but it utilizes plutonium from the government's surplus. Before using the fuel, Duke Power must apply for and receive amendments to the respective facility operating licenses from the Nuclear Regulatory Commission
(NRC). Duke Power is currently in the process of researching and preparing for the application process with actual license application to the NRC planned for mid-2000. Mixed oxide fuel is expected to be available for Duke Power use in 2007. By using mixed-oxide fuel, Duke Power will realize a long-term supply of nuclear fuel at moderate savings over conventional uranium fuel.

Duke Power and Duke Engineering & Services will also participate in the design and construction of the facility to fabricate mixed-oxide fuel. Under a contract with the DOE, Duke Power will be reimbursed for all operating, maintenance and capital expenditures necessary to refurbish its plants for mixed oxide fuel use.

YEAR 2000 READINESS PROGRAM

STATE OF READINESS

Duke Energy initiated its Year 2000 Readiness Program in 1996 and began a formal review of computer-based systems and devices that are used in its business operations both domestically and internationally. These systems and devices include customer information, financial, materials management and personnel systems, as well as components of natural gas production, gathering, processing and transmission, and electric generation, distribution and transmission.

Duke Energy's goal is to provide energy services reliably and safely to its customers - now, on January 1, 2000 and beyond. By "Year 2000 ready," Duke Energy means that it has executed the Year 2000 approach described below and management believes the business will not suffer a material adverse impact to consolidated financial results caused by Year 2000 events. However, the Year 2000 issue is complex and the Year 2000 readiness of customers, suppliers and others beyond our control can affect our business operations.

Duke Energy is using a three-phase approach to address Year 2000 issues: 1) inventory and preliminary assessment of computer systems, equipment and devices;
2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. Duke Energy is employing a combination of systems repair, planned systems replacement activities, systems retirement and workarounds to achieve Year 2000 readiness for its business and process control systems, equipment and devices. Most Duke Energy business units have substantially completed the first two phases throughout their business operations, and are in various stages of the third and final phase. Field Services, Global Asset Development and Other Energy Services' goal is to have critical systems, equipment and devices year 2000 ready by September 1999. All other business units', including Electric Operations and Natural Gas Transmission, goal is to have critical systems, equipment and devices year 2000 ready by mid-1999.

Duke Energy conducts an analysis of Year 2000 issues for potential acquisitions.

In addition, Duke Energy is monitoring the Year 2000 readiness of key third parties. Third parties include vendors, customers, U.S. governmental agencies, foreign governments and agencies, and other business associates. While the Year 2000 readiness of third parties cannot be controlled, Duke Energy is attempting to assess the readiness of third parties and any potential implications to its operations. Alternate suppliers of critical products, goods and services are being identified, where necessary.

COSTS

Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $65 million, of which approximately $45 million had been incurred as of March 31, 1999. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

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

CONTINGENCY PLANS

Year 2000 contingency planning is currently underway to address continuity of business operations for all periods during which Year 2000 impacts may occur. Duke Energy is participating in multiple industry efforts to facilitate effective Year 2000 contingency plans, and intends to complete its own Year 2000 contingency plans by mid-1999. These plans address various Year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

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

SUBSEQUENT EVENT

On February 18, 1999, Duke Energy announced its intent to make a concurrent cash tender offer in Chilean pesos in Chile and the United States for 51% of the outstanding shares of Endesa-Chile for an estimated total cash outlay of approximately $2.1 billion based on current exchange rates. On April 21, following a competitive counter offer, Duke Energy reached the conclusion that Endesa-Chile could not be acquired on terms favorable to Duke Energy's shareholders and withdrew the tender offer.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For information concerning litigation and other contingencies, see Note 8 to the Consolidated Financial Statements, "Commitments and Contingencies."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders of Duke Energy during the first quarter of 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

           (27)     Financial Data Schedule (included in electronic filing only)


 (b)    Reports on Form 8-K

           A Current Report on Form 8-K filed on January 26, 1999 contained disclosures under Item 5, Other Events.

           A Current Report on Form 8-K filed on February 11, 1999 contained disclosures under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

           A Current Report on Form 8-K filed on March 8, 1999 contained disclosures under Item 7, Financial Statements and Exhibits.

           A Current Report on Form 8-K filed on March 10, 1999 contained disclosures under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DUKE ENERGY CORPORATION

May 14, 1999                          /s/  Richard J. Osborne
                                      --------------------------------
                                      Richard J. Osborne
                                      Executive Vice President and
                                      Chief Financial Officer


May 14, 1999                          /s/  Jeffrey L. Boyer
                                      --------------------------------
                                      Jeffrey L. Boyer
                                      Vice President and Corporate Controller