Form 10-K/A
period 1998-12-31
DUKE ENERGY CORP
filed 1999-07-15
CIK 30371

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------
                                   FORM 10-K/A

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

Documents incorporated by reference:

     The registrant is incorporating herein by reference certain sections of the proxy statement relating to the 1999 annual meeting of shareholders to provide information required by Part III, Items 10, 11, 12 and 13 of this annual report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                             DUKE ENERGY CORPORATION


         The undersigned registrant hereby amends its Annual Report for the fiscal year ended December 31, 1998, on Form 10-K as filed with the Securities and Exchange Commission, by including as an Exhibit thereto the Annual Report on Form 11-K with respect to the Retirement Savings Plan and the Employees' Stock Ownership Plan of Duke Energy Corporation for the year ended December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 15, 1999                     DUKE ENERGY CORPORATION
                                               (Registrant)

                                        By:      RICHARD B. PRIORY
                                                 Richard B. Priory
                                           Chairman of the Board, President
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

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

Date: July 15, 1999


     Jeffrey L. Boyer, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit to the registrant's Form 10-K for the fiscal year ended December 31, 1998.

                                        By: /s/   Jeffrey L. Boyer
                                          -------------------------------------

                                                 Attorney-In-Fact

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 11-K



                                  ANNUAL REPORT
                        PURSUANT TO SECTION 15(d) of the
                         Securities Exchange Act of 1934




                      For the Year Ended December 31, 1998

                                       of

                 DUKE ENERGY CORPORATION RETIREMENT SAVINGS PLAN

                                       and

             DUKE ENERGY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN




               Issuer of Securities held pursuant to the Plans is
                DUKE ENERGY CORPORATION, 422 South Church Street,
                      Charlotte, North Carolina 28242-0001

                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------


We consent to the incorporation by reference in Registration Statement No. 333-34655 of Duke Energy Corporation on Form S-8 of our report dated July 9, 1999 on the Duke Energy Corporation Retirement Savings Plan for the year ended December 31, 1998 and our report dated May 28, 1999 on the Duke Energy Corporation Employees' Stock Ownership Plan for the year ended December 31, 1998, appearing in this Annual Report on Form 11-K.





Charlotte, North Carolina
July 13, 1999

                             DUKE ENERGY CORPORATION
                             RETIREMENT SAVINGS PLAN


                 FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES
                        WITH INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 1998 AND 1997


                                             TABLE OF CONTENTS



INDEPENDENT AUDITORS' REPORT                                                                                        3

FINANCIAL STATEMENTS:
          Statement of Net Assets Available for Benefits, December 31, 1998 and 1997                                4
          Statement of Changes in Net Assets Available for Benefits With Fund
               Information, For the Year Ended December 31, 1998                                                    5
          Notes to Financial Statements                                                                           6 -11

SUPPLEMENTAL SCHEDULES:
          Line 27a - Schedule of Assets Held for Investment Purposes                                               12

          Line 27d - Schedule of Reportable (5%) Transactions                                                      13


NOTE: The accompanying financial statements have been prepared for the purpose of filing with Form 5500. Supplemental schedules required by 29 CFR 2520.103-10 of the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, other than those listed above, are omitted because of the absence of the conditions under which they are required.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Duke Energy Corporation Retirement Savings Plan:

We have audited the accompanying Statements of net assets available for benefits of Duke Energy Corporation Retirement Savings Plan (the Plan) as of December 31, 1998 and 1997, and the related statement of changes in net assets available for benefits for the year ended December 31, 1998. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1998 and 1997, and the changes in net assets available for benefits for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such supplemental schedules have been subjected to the auditing procedures applied in our audit of the basic 1998 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.




Charlotte, North Carolina
July 9, 1999

                             DUKE ENERGY CORPORATION
                             RETIREMENT SAVINGS PLAN
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           DECEMBER 31, 1998 AND 1997

(IN THOUSANDS)
================================================================================

Assets:                                                                                        1998                 1997
                                                                                               ----                 ----
   Investments at fair value (Notes 1 and 2):
     Northern Trust Collective Short Term Investment Fund                                       $ 195,942
     Other short term investment funds                                                             29,127             $ 19,066
     Duke Energy Corporation common stock                                                       1,747,097              954,762
     United States Savings Bonds                                                                -                          490
     Kemper U.S. Government Securities Fund                                                     -                        8,177
     Dreyfus S&P 500 Index Fund, Inc.                                                           -                       99,902
     American Century Balanced Investors Fund                                                   -                       19,219
     American Funds New Perspective Fund                                                        -                       66,306
     Employee loans receivable                                                                     74,737               59,471
                                                                                         -----------------    -----------------
        Total investments                                                                       2,046,903            1,227,393

   Receivables:
     Employer contributions                                                                         2,317                5,707
     Securities sold (Note 1)                                                                     280,826            -
     Accrued interest and dividends                                                                   449            -
     Transfers pending                                                                          -                        1,138

   Cash and other                                                                                  21,397                  214
                                                                                         -----------------    -----------------

          Total Assets                                                                          2,351,892            1,234,452

Liabilities:
   Payables for securities purchased                                                            -                          552
   Transfers pending                                                                            -                        1,138
                                                                                         -----------------    -----------------

          Total Liabilities                                                                     -                        1,690
                                                                                         -----------------    -----------------

Net Assets Available For Benefits                                                              $2,351,892           $1,232,762
                                                                                         =================    =================


See Notes to Financial Statements.

                             DUKE ENERGY CORPORATION
                             RETIREMENT SAVINGS PLAN
 STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998

(TO BE FILED UNDER COVER OF FORM SE)
================================================================================

                             DUKE ENERGY CORPORATION
                             RETIREMENT SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND 1997

================================================================================

1.       DESCRIPTION OF THE PLAN:

Participation and Purpose
-------------------------
Effective January 1, 1997, the name of the Duke Power Company Stock Purchase-Savings Program for Employees was changed to the Duke Power Company Retirement Savings Plan. Effective June 18, 1997 this plan name was changed to the Duke Energy Corporation Retirement Savings Plan (the Plan) in accordance with the sponsoring corporation's name change from Duke Power Company to Duke Energy Corporation. The Plan is sponsored by Duke Energy Corporation and its participating affiliates are Crescent Resources, Inc., Duke Engineering & Services, Inc. (including its wholly-owned subsidiaries DE&S Northwest, Inc. and Intera, Inc.), Nantahala Power and Light Company (Nantahala), Duke Energy International, Inc., Duke Project Services, Inc., and DukeSolutions, Inc. (collectively referred to as the "Employing Company").

The purpose of the Plan is to provide an opportunity for eligible employees of the Employing Company to enhance their long-range financial security through tax deferred savings with the benefit of contributions by the Employing Company, to diversify their investments under the Plan among certain mutual funds, and to acquire an investment interest in common stock of Duke Energy Corporation (Common Stock), thus enhancing the ability of employees to share in the corporation's success. This defined contribution plan is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

Generally, employees of the Employing Company are eligible to enter and participate in the Plan if they 1) have attained the age of eighteen and 2) have been an employee throughout the three immediately preceding calendar months or have accrued 1,000 hours of service within a plan year.

On December 31, 1998 certain similar plans that were sponsored by Duke Energy Corporation, PanEnergy Corp, and Duke Energy Field Services, Inc. were merged into the Plan. The Plan recorded the net assets of the following plans at December 31, 1998 (in thousands):


     Duke Energy Corporation Employees' Stock Ownership Plan                                                    $ 69,587
     Employees' Savings Plan of PanEnergy Corp and Participating Affiliates                                      743,622
     Tax  Credit  Employee  Stock   Ownership  Plan  of  PanEnergy  Corp  and   Participating
     Affiliates                                                                                                   26,805
     Duke Energy Field Services, Inc. Retirement Savings Plan                                                     43,851
                                                                                                               ---------
                                                                                                               $ 883,864
                                                                                                               =========

Contributions
-------------
Participants may authorize payroll reductions from eligible earnings in the form of Employing Company-matched deferrals and non-Employing Company matched additional deferrals. Employees may elect payroll reductions (subject to certain limitations) of up to 10 percent of eligible earnings without regard to years of service. Deferrals (subject to certain limitations) may range from 1 percent to 6 percent while the additional deferrals (subject to certain limitations) may range from 1 percent to 4 percent. Various provisions of the Internal Revenue Code may limit both the deferrals and additional deferrals of some highly compensated employees. All deferrals and additional deferrals are exempt from federal and state income tax withholding in the year they are deferred, but both are subject to payroll taxes. Participant deferrals and additional deferrals are intended to satisfy the requirements of Section 401(k) of the Internal Revenue Code. The Employing Company contributes (subject to certain limitations) an amount equal to 100 percent of the first 3 percent deferred and 50 percent of the next 3 percent deferred in any pay period. Employing Company matching contributions are intended to satisfy the requirements of Section 401(m) of the Internal Revenue Code.

A participant who is employed by Nantahala is eligible to authorize deferrals and additional deferrals in accordance with the provisions of the Plan applicable prior to amendment January 1, 1997. The Employing Company matching contribution for a Nantahala employee is based upon length of service.

Rollovers from Other Plans
--------------------------
Rollovers from other plans represent amounts recorded when new employees who elect enrollment in the Plan transfer account balances from other eligible, tax-qualified plans. Rollovers of $9,477,215 in 1998 were from various new hires and acquisitions.

Investments
-----------
Subject to limitations discussed below, participants may invest their accounts in any or all of the investment funds offered in the Plan. Participants who continue to hold U.S. Savings Bonds are restricted to investing in Duke Energy Corporation Common Stock. Participant accounts invest in "units" of a fund based on its market price. The value of an account is updated daily. Throughout the plan year, the following funds were offered for investment:



o  Duke Energy Corporation Common Stock Fund                   The fund is invested almost entirely in shares of Duke Energy
                                                               Corporation Common Stock, but includes a small percentage of uninvested cash to be used for funding loans, withdrawals, fund transfers and distributions. Shares may be purchased on the open market or issued directly by Duke Energy Corporation.

o  Dreyfus General Money Market Fund, Inc.
   (Included in other short term investment funds)             The fund is invested in short-term credit instruments
                                                               including U.S. Government securities, high quality short-term securities of strong corporations, certificates of deposit, and other domestic and foreign bank obligations. The fund
                                                               seeks to earn income at competitive yields while preserving capital.

o  Kemper U.S. Government Securities Fund                      The fund is invested in obligations issued or guaranteed by the U.S. government or its agencies. The fund seeks high
                                                               current income, liquidity and



                                                               security of principal. The value of fund holdings fluctuates due to changes in interest rates and other market factors.

o  Dreyfus S&P 500 Index Fund, Inc.                            The fund seeks to match the investment results of the Standard
                                                               & Poor's (S&P) 500 Composite Stock Price Index, which consists of 500 stocks selected by S&P to represent a broad spectrum of the U.S. economy.



o  American Century Balanced Investors Fund (formerly
   Twentieth Century Balanced Investors Fund)                  The fund maintains approximately 60 percent of its assets in common stocks that are considered by the portfolio manager to have better-than-average growth prospects. The fund's
                                                               remaining assets are in bonds and other fixed income
                                                               securities. The fund seeks capital growth and current income.

o  American Funds New Perspective Fund                         The fund invests worldwide in a diversified portfolio of
                                                               stocks of large, high quality companies. The fund seeks
                                                               long-term capital growth.


Duke Energy Corporation reserves the right to change the investment funds offered from time to time. Units in any fund listed above that is deleted would be liquidated and transferred to another fund of the participant's choice.

On January 1, 1999 the Plan was converted to an Employee Stock Ownership Plan and renamed as The Duke Energy Retirement Savings Plan (New Plan). Under the New Plan, most participating companies match contributions to a maximum of six percent of eligible pay. Some participating companies have a lower maximum. The New Plan offers seven investment options whose objectives are similar to those of the former Plan.

Participants' December 31, 1998 balances were transferred into the new investment funds by the process of fund mapping which was designed to match investment characteristics as closely as possible. The accompanying 1998 Statement of Net Assets Available for Benefits shows that investments held by the 1998 fund managers were liquidated in anticipation of the new investment funds, as evidenced by the substantial amounts in short term investment vehicles. The investments were mapped as follows:



DECEMBER 31, 1998 FUNDS.....                   ...WERE TRANSFERRED TO:

Dreyfus General Money Market Fund, Inc.        100% Money Market Fund
Kemper U. S. Government Securities Fund        100% Bond Fund
American Century Balanced Investors Fund       40%  Bond Fund
                                               60%  U. S. Large Cap Equity Fund
Dreyfus S&P 500 Index Fund, Inc.               100% S&P 500 Index Fund
American Funds New Perspective Fund            50%  U. S. Large Cap Equity Fund
                                               50%  Non-U.S. Equity Fund

Duke Energy Corporation Common Stock Fund      100% Duke Energy Corporation
                                               Common Stock Fund

Participant balances that are attributable to contributions to the Duke Energy Corporation Employees' Stock Ownership Plan or the Tax Credit Employee Stock Ownership Plan of PanEnergy Corp and participating Affiliates may only be invested in the Duke Energy Corporation Common Stock Fund.

Participants' Accounts
----------------------
The deferrals and additional deferrals are invested as directed by the participant. The selection from available investment funds is the sole responsibility of each participant, and the Plan is intended to satisfy the requirements of section 404(c) of ERISA. Employing Company matching contributions are invested in the Duke Energy Corporation Common Stock Fund. Shares and Common Stock dividends are allocated to individual participant accounts in proportion to the amounts of their deferrals, additional deferrals and related employer contributions.

Vesting and Distribution
------------------------
All participant deferrals and contributions and Employing Company matching contributions are 100 percent vested for all participants. A participant may elect to receive distributions from his Employing Company matching contribution account to the extent Employing Company contributions have matured. Employing Company matching contributions mature at the end of the 24th month following the month in which the contributions are made to the accounts. A participant may request a distribution from his deferral account, including his additional deferral account and rollover account, made on a pretax basis, only if he suffers a hardship or is at least age 59 1/2. A hardship distribution must comply with Section 401(k) of the Internal Revenue Code.

Payment of Benefits
-------------------
On termination of service for any reason, a participant or, if the participant is dead, his beneficiary, may request the distribution of the balance in all of his accounts. Distributions are made as soon as practicable after the occasion for the distribution, except that a participant may elect that a distribution be delayed until no later than April 1 of the calendar year following the calendar year in which he attains age 70 1/2. A beneficiary of a deceased participant may elect that a distribution be delayed until a date that follows the occasion for distribution by not more than one year.

Employee Loans Receivable
-------------------------
Participants may borrow, with some limitations, from their accounts a minimum of $500 up to a maximum equal to the lesser of $50,000 or 50 percent of their account balance. Loan terms range from 1-5 years or up to 10 years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at the rate charged by the Trustee of the Plan on similar commercial loans. Principal and interest is paid ratably through monthly payroll deductions. Loan receipts will be reinvested based on the participant's investment election for deferrals and additional deferrals at the time of repayment.

Rights Upon Termination
-----------------------
The Employing Company expects and intends to continue the Plan indefinitely, but has reserved the right to amend, suspend or terminate the Plan at any time. In the event of termination of the Plan, the net assets of the Plan would be distributed to participants based on the balances in their individual accounts at the date of termination.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Valuation and Income Recognition
-------------------------------------------
Investments are reported at fair market value. Shares of mutual funds are valued at quoted market prices, which represent the net asset value of shares held by the Plan at year-end. Duke Energy Corporation common stock is valued at the quoted market price at year-end. Participant loans are valued at cost plus accrued interest, which approximates fair value.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis and dividends are recorded on the ex-dividend date.

Payment of Benefits
-------------------
Benefits are recorded when paid.

3.       RELATED PARTY TRANSACTIONS:

In accordance with terms of a trust agreement, the Trustee, Wachovia Bank of North Carolina, N.A. holds all investments and makes distributions to participants. The Employing Company pays all administrative costs relating to the Plan.












4.       UNIT VALUATION:

Individual participant accounts are maintained on a unit value basis. In accordance with the provisions of the Plan, the Trustee maintains separate units of and related net asset value per unit for the Duke Energy Corporation Common Stock Fund, since it is the only non-mutual fund. The number of units and related net asset value per unit for this fund are as follows for participants of the Employing Company prior to plan merger:


                                                  1998                  1997
                                                  ----                  ----
Units outstanding at December 31,              67,538,179            65,841,940
Net asset value per unit at:                   ===========           ==========

     December 31,                               $16.727481           $14.500813
     September 30,                               17.265565            12.973315
     June 30,                                    15.484653            12.589361
     March 31,                                   15.576983            11.602165

5.       TAX CONSEQUENCES OF THE PLAN:

The Internal Revenue Service has determined and informed Duke Energy Corporation by a letter dated April 10, 1998, that the Plan is qualified and the trust which forms a part of the Plan is exempt from federal income tax under the provisions of Section 501(a) of the Internal Revenue Code. The Plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended.

                             DUKE ENERGY CORPORATION
                             RETIREMENT SAVINGS PLAN
           LINE 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                DECEMBER 31, 1998

(IN THOUSANDS)
================================================================================



                                                                          Number                                    Market
Issuer                                                                  of shares               Cost                 Value

*Duke Energy Corporation common stock                                        27,272             $819,301          $ 1,747,097
  Northern Trust Collective Short Term Investment
    Fund                                                                    195,942              195,942              195,942
*Diversified Wachovia Short Term Investment Fund                             29,127               29,127               29,127
*Employee loans receivable                                                   -                    74,737               74,737
                                                                                         ================     ================
                                                                                             $ 1,119,107          $ 2,046,903
                                                                                         ================     ================


*   Denotes party-in-interest

                             DUKE ENERGY CORPORATION
                             RETIREMENT SAVINGS PLAN
               LINE 27A - SCHEDULE OF REPORTABLE (5%) TRANSACTIONS
                                DECEMBER 31, 1998

(IN THOUSANDS)
================================================================================


                                                                       SELLING                                GAIN/
                                                                        PRICE              COST              (LOSS)
                                                                   ---------------    ---------------    ---------------

FOR THE YEAR ENDED DECEMBER 31, 1998
  (series of transactions):
New Perspective Fund:
      99 Purchases                                                                          $ 20,763
      156 Sales                                                          $ 81,036             66,399           $ 14,637

Dreyfus S&P 500 Index Fund, Inc.:
      136 Purchases                                                                           49,276
      119 Sales                                                           177,966            133,273             44,693

*Wachovia Bank DTF Short Term Investment Fund:
      426 Purchases                                                                          253,615
      437 Sales                                                           237,621            237,621             -

 (single transactions):
New Perspective Fund:
      1 Sale                                                               78,592             64,252             14,340

Dreyfus S&P 500 Index Fund, Inc.:
      1 Sale                                                              139,538            102,769             36,769



*   Denotes party-in-interest


                             DUKE ENERGY CORPORATION
                         EMPLOYEES' STOCK OWNERSHIP PLAN


                 FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES
                        WITH INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 1998 AND 1997




                                            TABLE OF CONTENTS



INDEPENDENT AUDITORS' REPORT                                                                                       3
FINANCIAL STATEMENTS:
          Statements of Net Assets Available for Plan Distributions                                                4
          Statements of Changes in Net Assets Available for Plan Distributions                                     5
          Notes to Financial Statements                                                                          6 - 7

SUPPLEMENTAL SCHEDULES:
          Line 27d - Schedule of Reportable (5%) Transactions                                                      8

                          INDEPENDENT AUDITORS' REPORT


Duke Energy Corporation Employees' Stock Ownership Plan:

We have audited the accompanying Statements of Net Assets Available for Plan Distributions of Duke Energy Corporation Employees' Stock Ownership Plan (the
Plan) as of December 31, 1998 and 1997, and the related Statements of Changes in Net Assets Available for Plan Distributions for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for plan distributions of the Plan at December 31, 1998 and 1997, and the changes in net assets available for plan distributions for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This schedule is the responsibility of the Plan's management. Such supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic 1998 financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.




Charlotte, North Carolina
May 28, 1999






                              DUKE ENERGY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
                             STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN DISTRIBUTIONS


(Dollars In Thousands)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                       December 31,

                                                                                                   1998             1997
                                                                                                   ----             ----
ASSETS:
  Investment in Duke Energy Corporation Common Stock
     (1997 - 1,156,177 shares)                                                                     $ -            $ 64,030
                                                                                                   ----           --------





NET ASSETS AVAILABLE FOR PLAN DISTRIBUTIONS                                                        $ -            $ 64,030
                                                                                                   ====           ========

------------------------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.





                              DUKE ENERGY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
                       STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN DISTRIBUTIONS


(Dollars In Thousands)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Years Ended December 31,
                                                                                                    ------------------------
                                                                                                    1998                1997
                                                                                                    ----                ----

INVESTMENT INCOME:
  Dividends and interest                                                                           $ 2,437             $2,558
  Net appreciation in market value of
    Duke Energy Corporation Common Stock                                                             9,595             10,698
                                                                                                    ------             ------
                                                                                                    12,032             13,256
                                                                                                    ------             ------

DISTRIBUTIONS TO PARTICIPANTS:
  Active participants                                                                                1,555              1,408
  Terminated participants                                                                            4,605              3,382
  Participants electing distribution of dividends                                                      315                344
                                                                                                     -----              -----
                                                                                                     6,475              5,134
                                                                                                     -----              -----

NET INCREASE                                                                                         5,557              8,122

Transfer of assets to Duke Energy Corporation Retirement
     Savings Plan (Note 1)

NET ASSETS AVAILABLE FOR PLAN DISTRIBUTIONS:                                                      (69,587)             -
  Beginning of year                                                                                 64,030             55,908
                                                                                                   -------           --------
  End of year                                                                                      $     -           $ 64,030
                                                                                                   =======           ========

------------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

             DUKE ENERGY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



1. DESCRIPTION OF THE PLAN:

Purpose and Participation
-------------------------
On June 18, 1997, the name of the Duke Power Company Employees' Stock Ownership Plan was changed to the Duke Energy Corporation Employees' Stock Ownership Plan (the Plan) in accordance with the terms of a merger agreement between Duke Power Company and PanEnergy Corp. The Plan, which was frozen in 1987 in regards to participation and contributions, was sponsored by the former Duke Power Company and its affiliates, Crescent Resources, Inc. and Duke Engineering & Services, Inc., (collectively referred to as the "Employing Company").

The Plan is a stock bonus plan and was designed to promote investment by employees in the Employing Company. Employees were eligible to participate if they (1) had attained the age of eighteen on the first day of the plan year, (2) had been employees for the three immediately preceding calendar months, and (3) were not members of a unit of employees covered by a collective bargaining agreement which provided for retirement benefits not available to employees generally. This defined contribution plan is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

On December 31, 1998, the Plan was merged into the Duke Energy Corporation Retirement Savings Plan (Savings Plan) and the related assets were transferred to the Duke Energy Common Stock Fund within the Savings Plan.

Contributions
-------------
Prior to 1987, Employing Company contributions to the Plan were based on investment tax credits and payroll-tax credits. All such tax credits have now been repealed. Neither the Employing Company nor participants have made contributions to the Plan since 1987.

Participants' Accounts
----------------------
Separate accounts by plan year were maintained for each participant to accumulate any annual allocations and dividends earned thereon. At December 31, 1998, immediately prior to the merger into the Savings Plan, there were 8,322 participant accounts in the Plan, including 1,373 accounts for persons terminated from employment who were eligible to receive their vested benefits.

Vesting and Distributions
-------------------------
The Plan provided for immediate vesting. Distributions for a plan year were available at the end of the seventh plan year after contributions were made. Upon retirement or termination, Plan account balances greater than $5,000 may be distributed or funds may be left in the Plan until requested (up to age 70 1/2). Plan account balances less than $5,000 will be distributed. Plan participants may elect to receive, in cash, dividends paid on shares held in their accounts.

Voting of Common Stock
----------------------
Each participant is entitled to exercise voting rights attributable to the shares allocated to his Plan account and is notified by the trustee prior to the time that such rights are to be exercised. If a participant does not provide the trustee with timely voting instructions, such participant's shares will be voted in the discretion of the trustee.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Valuation and Income Recognition
-------------------------------------------
The common shares of Duke Energy Corporation are valued at fair market value which is determined by quoted market price. Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis and dividends are recorded on the ex-dividend date. Realized gains and losses from security transactions are reported on the specific identification method.

Payment of Benefits
-------------------
Benefits are recorded when paid.

3. TAX CONSEQUENCES OF THE PLAN:

The Plan has been approved by the Internal Revenue Service by a letter dated September 7, 1995, as a qualified employees' trust under Sections 401 and 409(a) of the Internal Revenue Code. The trust is exempt from income taxes under
Section 501(a) of the Code.

4. THE TRUSTEE:

Through December 31, 1998, in accordance with terms of a trust agreement, the Trustee, Wachovia Bank of North Carolina, N.A., held all investments and made distributions to participants. Wachovia Bank of North Carolina, N. A. is also the Trustee for the Savings Plan. The Employing Company pays all administrative costs relating to the Plan.

5. RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500:

There were no differences between the financial statements and the Form 5500 in 1998 or 1997.




            DUKE ENERGY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
             LINE 27D - SCHEDULE OF REPORTABLE (5%) TRANSACTIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1998

(Dollars In Thousands)
------------------------------------------------------------------------------------------------------------------------------

                                                                          Selling                                 Gain/
                                                                            Price               Cost              (Loss)
                                                                     ------------------- ------------------- -----------------



Duke Energy Corporation Common Stock:
  4 Purchases                                                              $   -            $  2,150             $    -
  17 Sales                                                                 6,183               2,345              3,838

Wachovia Bank DTF Short Term Investment Fund:
  30 Purchases                                                               -                 3,095                -
  20 Sales                                                                 3,102               3,102                -