Form 10-Q
period 1999-06-30
DUKE ENERGY CORP
filed 1999-08-10
CIK 30371

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ---------------


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended June 30, 1999           Commission File Number 1-4928



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

Number of shares of Common Stock, without par value, outstanding at July 31,
1999.........364,889,191

==============================================================================

                             DUKE ENERGY CORPORATION
                FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
                                      INDEX

Item                                                                                                  Page
----                                                                                                  ----

                          PART I. FINANCIAL INFORMATION

1. Financial Statements.................................................................................1
   Consolidated Statements of Income for the Three and Six Months Ended June 30, 1999 and 1998..........1
      Consolidated  Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998............2
      Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.............................3
      Notes to Consolidated Financial Statements........................................................5

2. Management's Discussion and Analysis of Results of Operations and Financial Condition...............13

                           PART II. OTHER INFORMATION

1. Legal Proceedings...................................................................................25
4. Submission of Matters to a Vote of Security Holders.................................................25
6. Exhibits and Reports on Form 8-K....................................................................25

   Signatures..........................................................................................26


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

From time to time, Duke Energy's reports and other public announcements may include assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Duke Energy cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territories of Duke Energy and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates; changes in environmental and other laws and regulations to which Duke Energy and its subsidiaries are subject or other external factors over which Duke Energy has no control; the results of financing efforts, including Duke Energy's ability to obtain financing on favorable terms, which can be affected by Duke Energy's credit rating and general economic conditions; growth in opportunities for Duke Energy's business units; achievement of year 2000 readiness; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

                                      PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
                                         DUKE ENERGY CORPORATION
                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (UNAUDITED)
                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                           Three Months Ended         Six Months Ended
                                                               June 30,                   June 30,
                                                       -------------------------  -------------------------
                                                          1999          1998         1999          1998
                                                       -----------   -----------  -----------   -----------
OPERATING REVENUES
     Sales, trading and marketing of natural gas
          and petroleum products                          $ 2,388       $ 1,885      $ 4,402       $ 3,861
     Transportation and storage of natural gas                253           337          632           724
     Generation, transmission and distribution of
          electricity                                       1,113         1,113        2,210         2,133
     Trading and marketing of electricity                     667           418        1,106           955
     Other                                                    270           260          501           455
                                                       -----------   -----------  -----------   -----------
        Total operating revenues                            4,691         4,013        8,851         8,128
                                                       -----------   -----------  -----------   -----------

OPERATING EXPENSES
     Natural gas and petroleum products purchased           2,307         1,795        4,247         3,664
     Fuel used in electric generation                         195           194          360           347
     Net interchange and purchased power                      665           484        1,149         1,096
     Other operation and maintenance                          673           676        1,293         1,245
     Depreciation and amortization                            233           224          458           446
     Property and other taxes                                  87            91          186           173
                                                       -----------   -----------  -----------   -----------
        Total operating expenses                            4,160         3,464        7,693         6,971
                                                       -----------   -----------  -----------   -----------

OPERATING INCOME                                              531           549        1,158         1,157
                                                       -----------   -----------  -----------   -----------

OTHER INCOME AND EXPENSES
     Deferred returns and allowance for funds
          used during construction                             19            23           40            46
     Other, net                                                18            10           53            57
                                                       -----------   -----------  -----------   -----------
        Total other income and expenses                        37            33           93           103
                                                       -----------   -----------  -----------   -----------

EARNINGS BEFORE INTEREST AND TAXES                            568           582        1,251         1,260
INTEREST EXPENSE                                              120           122          252           246
MINORITY INTERESTS                                             33            17           68            32
                                                       -----------   -----------  -----------   -----------

EARNINGS BEFORE INCOME TAXES                                  415           443          931           982
INCOME TAXES                                                  127           163          336           374
                                                       -----------   -----------  -----------   -----------

INCOME BEFORE EXTRAORDINARY ITEM                              288           280          595           608
EXTRAORDINARY GAIN (LOSS), NET OF TAX                           -             -          660            (8)
                                                       -----------   -----------  -----------   -----------

NET INCOME                                                    288           280        1,255           600
                                                       -----------   -----------  -----------   -----------

DIVIDENDS AND PREMIUMS ON REDEMPTIONS OF
     PREFERRED AND PREFERENCE STOCK                             5             6           10            12
                                                       -----------   -----------  -----------   -----------

EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS                 $  283        $  274       $1,245        $  588
                                                       ===========   ===========  ===========   ===========

COMMON STOCK DATA
     Weighted average shares outstanding                      364           361          364           360
     Earnings per share (before extraordinary item)
        Basic                                              $ 0.77        $ 0.76       $ 1.60        $ 1.65
        Dilutive                                           $ 0.77        $ 0.76       $ 1.60        $ 1.65
     Earnings per share
        Basic                                              $ 0.77        $ 0.76       $ 3.42        $ 1.63
        Dilutive                                           $ 0.77        $ 0.76       $ 3.41        $ 1.63
     Dividends per share                                   $ 1.10        $ 1.10       $ 1.65        $ 1.65


                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                        ----------------------
                                                                                          1999          1998
                                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                           $ 1,255        $ 600
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                     542          528
            Extraordinary (gain) loss, net of tax                                            (660)           8
            Deferred income taxes                                                              19          (30)
            Purchased capacity levelization                                                    56           48
            Transition cost recoveries, net                                                    44            1
            (Increase) decrease in
               Receivables                                                                    (35)         300
               Inventory                                                                      (45)         (73)
               Other current assets                                                           (27)          59
            Increase (decrease) in
               Accounts payable                                                               (42)        (522)
               Taxes accrued                                                                  159          145
               Interest accrued                                                                 8            1
               Other current liabilities                                                      (80)         (45)
            Other, net                                                                        (72)         (52)
                                                                                        ---------    ---------
               Net cash provided by operating activities                                    1,122          968
                                                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital and investment expenditures                                                   (2,790)        (710)
     Proceeds from sale of subsidiaries                                                     1,900            -
     Decommissioning, retirements and other                                                    50            8
                                                                                        ---------    ---------
               Net cash used in investing activities                                         (840)        (702)
                                                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of
        Long-term debt                                                                        792          232
        Guaranteed preferred beneficial interests in subordinated notes of
            Duke Energy Corporation or Subsidiaries                                           242          242
        Common stock and stock options                                                         77           49
     Payments for the redemption of
        Long-term debt                                                                       (518)        (107)
        Preferred and preference stock                                                          -         (180)
     Net change in notes payable and commercial paper                                        (191)        (178)
     Dividends paid                                                                          (410)        (406)
     Other                                                                                    (54)           2
                                                                                        ---------    ---------
               Net cash used in financing activities                                          (62)        (346)
                                                                                        ---------    ---------
     Net increase (decrease) in cash and cash equivalents                                     220          (80)
     Cash received from business acquisitions                                                   -           35
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          80          109
                                                                                        ---------    ---------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 300        $  64
                                                                                        =========    =========
SUPPLEMENTAL DISCLOSURES
     Cash paid for interest, net of amount capitalized                                      $ 230        $ 232
     Cash paid for income taxes                                                             $ 264        $ 315



                 See Notes to Consolidated Financial Statements.

                                          DUKE ENERGY CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                                               (IN MILLIONS)

                                                                                  June 30,      December 31,
                                                                                    1999           1998
                                                                                 (Unaudited)
                                                                                 -----------    ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                     $     300       $     80
     Receivables                                                                       2,427          2,318
     Inventory                                                                           548            543
     Current portion of natural gas transition costs                                     100            100
     Current portion of purchased capacity costs                                         122             99
     Unrealized gains on mark-to-market transactions                                   1,710          1,457
     Other                                                                               189            228
                                                                                 -----------     ----------
        Total current assets                                                           5,396          4,825
                                                                                 -----------     ----------
INVESTMENTS AND OTHER ASSETS
     Investments in affiliates                                                         1,228            902
     Nuclear decommissioning trust funds                                                 663            580
     Prefunded pension costs                                                             322            332
     Goodwill, net                                                                       628            495
     Notes receivable                                                                    224            244
     Unrealized gains on mark-to-market transactions                                   1,249            396
     Other                                                                               447            283
                                                                                 -----------     ----------
        Total investments and other assets                                             4,761          3,232
                                                                                 -----------     ----------
PROPERTY, PLANT AND EQUIPMENT
     Cost                                                                             26,362         27,128
     Less accumulated depreciation and amortization                                    8,626         10,253
                                                                                 -----------     ----------
        Net property, plant and equipment                                             17,736         16,875
                                                                                 -----------     ----------
REGULATORY ASSETS AND DEFERRED DEBITS
     Purchased capacity costs                                                            569            648
     Debt expense                                                                        233            253
     Regulatory asset related to income taxes                                            505            506
     Natural gas transition costs                                                         36             80
     Environmental cleanup costs                                                          36             87
     Other                                                                               284            300
                                                                                 -----------     ----------
        Total regulatory assets and deferred debits                                    1,663          1,874
                                                                                 -----------     ----------



     TOTAL ASSETS                                                                   $ 29,556       $ 26,806
                                                                                 ===========     ==========


                 See Notes to Consolidated Financial Statements.

                                          DUKE ENERGY CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                                               (IN MILLIONS)


                                                                                   June 30,     December 31,
                                                                                     1999          1998
                                                                                 (Unaudited)
                                                                                 -----------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                               $  1,785      $  1,754
     Notes payable and commercial paper                                                   18           209
     Taxes accrued                                                                       876           119
     Interest accrued                                                                    115           109
     Current maturities of long-term debt and preferred stock                          1,003           707
     Unrealized losses on mark-to-market transactions                                  1,696         1,387
     Other                                                                               724           642
                                                                                 -----------     ---------
        Total current liabilities                                                      6,217         4,927
                                                                                 -----------     ---------
LONG-TERM DEBT                                                                         6,082         6,272
                                                                                 -----------     ---------
DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                                                             3,536         3,733
     Investment tax credit                                                               232           242
     Nuclear decommissioning costs externally funded                                     663           580
     Environmental cleanup liabilities                                                   215           148
     Unrealized losses on mark-to-market transactions                                  1,119           362
     Other                                                                               866           907
                                                                                 -----------     ---------
        Total deferred credits and other liabilities                                   6,631         5,972
                                                                                 -----------     ---------
MINORITY INTERESTS                                                                       280           253
                                                                                 -----------     ---------
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED
     NOTES OF DUKE ENERGY CORPORATION OR SUBSIDIARIES                                  1,162           919
                                                                                 -----------     ---------
PREFERRED AND PREFERENCE STOCK
     Preferred and preference stock with sinking fund requirements                       104           104
     Preferred and preference stock without sinking fund requirements                    209           209
                                                                                 -----------     ---------
        Total preferred and preference stock                                             313           313
                                                                                 -----------     ---------
COMMON STOCKHOLDERS' EQUITY
     Common stock, no par, 1 billion shares authorized; 365 million and 363 million
        shares outstanding at June 30, 1999 and December 31, 1998, respectively        4,522         4,449
     Retained earnings                                                                 4,349         3,701
                                                                                 -----------     ---------
        Total common stockholders' equity                                              8,871         8,150
                                                                                 -----------     ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 29,556      $ 26,806
                                                                                 ===========     =========


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

COMMODITY INSTRUMENTS. Effective January 1, 1999, Duke Energy adopted Emerging Issues Task Force Consensus No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" for certain energy forward contracts. This accounting standard requires entities involved in energy trading activities to record energy trading contracts using the mark-to-market method of accounting. Under this methodology, the contracts are adjusted to market value, and the gains and losses are recognized in current period income and are included in the Consolidated Statements of Income as Natural Gas and Petroleum Products Purchased. In prior years, these contracts were accounted for under the accrual method of accounting. Under this methodology, gains and losses were recognized as the contract settled. While implementation of this accounting standard affected certain components of financial position, the cumulative effect of the change in accounting method on the Consolidated Statements of Income for the period ended June 30, 1999 was not material.

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

 ---------------------------------------------------------------------
 DENOMINATOR FOR EARNINGS PER SHARE (IN MILLIONS)
 ---------------------------------------------------------------------
                                 Three Months Ended   Six Months Ended
                                      June 30,           June 30,
                                --------------------------------------
                                    1999     1998     1999     1998
                                --------------------------------------
 Denominator for basic earnings
 per share (weighted average
 shares outstanding)                   364      361      364      360

 Assumed exercise of dilutive
 stock options                           1        1        1        1
                                --------------------------------------
 Denominator for dilutive
 earnings per share                    365      362      365      361
 ---------------------------------------------------------------------

EXTRAORDINARY ITEM. For a description of the 1999 extraordinary item, see
Note 3 to the Consolidated Financial Statements.

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

3.    BUSINESS ACQUISITIONS/DISPOSITIONS

UNION PACIFIC RESOURCES' GATHERING, PROCESSING AND MARKETING OPERATIONS. On March 31, 1999, Duke Energy, through its wholly owned subsidiary, Duke Energy Field Services, Inc., completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), as well as UPR's natural gas and NGL marketing activities (collectively, "the UPR acquisition"). The UPR acquisition was accounted for by the purchase method. The assets and liabilities of the UPR acquisition were consolidated in Duke Energy's financial statements as of March 31, 1999 and earnings have been consolidated subsequent to that date. The excess of the purchase price over the fair value of the net identifiable assets and liabilities acquired of $158 million has been recorded as goodwill and is being amortized on a straight-line basis over 15 to 20 years.

Duke Energy assumed responsibility for certain environmental liabilities associated with the UPR acquisition. During due diligence procedures prior to the acquisition, Duke Energy identified environmental contamination at certain UPR facilities. Soil and groundwater contamination at the identified UPR sites will be addressed in conjunction with Duke Energy's remediation plans. Also, other environmental matters, such as the status of air emission permits at some facilities, may require corrective action. The estimated cost to remediate these conditions at June 30, 1999 is $157 million, which is included in Environmental Clean-up Liabilities on the Consolidated Balance Sheets. The total estimated amount of environmental liabilities is currently being refined. Under the terms of the purchase agreement, certain environmental liabilities in excess of $40 million will be considered a reduction in the purchase price. To the extent that changes in the established environmental liabilities do not result in a purchase price adjustment, the change will be reflected as an adjustment to goodwill. Other adjustments to estimated amounts recorded in conjunction with the UPR acquisition also will be recorded as an adjustment to goodwill. However, management believes that any change in the estimated costs will not have a material adverse effect on the consolidated results of operations or financial position.

PEPL Companies and Trunkline LNG. On March 29, 1999, Duke Energy, through its wholly owned subsidiaries, PanEnergy Corp and Texas Eastern Corporation, sold Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company and additional storage related to those systems (collectively, the PEPL Companies), which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company (Trunkline LNG), to CMS Energy Corporation (CMS). The sales price of $2.2 billion involved cash proceeds of $1.9 billion and CMS' assumption of existing PEPL debt of approximately $300 million. The sale resulted in an extraordinary gain of $660 million, net of income tax of $404 million, and an increase in earnings per basic share of $1.82. Under the terms of the agreement with CMS, Duke Energy is retaining certain assets and liabilities, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances. Management believes that the retention of these items will not have a material adverse effect on consolidated results of operations or financial position.

---------------------------------------------------------------------------
Combined Operating Results of the PEPL Companies and Trunkline LNG
For the Period From January 1, 1999 through March 28, 1999(a) (In millions)
---------------------------------------------------------------------------
Operating Revenues                                 $126
Operating Expenses                                   57
Other Income, Net                                     4
                                              ---------------
    Earnings Before Interest and Taxes            $  73
---------------------------------------------------------------------------
(a) Excludes intercompany building rental revenue, allocated corporate expenses, building depreciation and certain other costs to be retained by Duke Energy.

4.    BUSINESS SEGMENTS

Duke Energy's reportable segments are strategic business units that offer different products and services and are each managed separately. Management evaluates segment performance based on earnings before interest and taxes
(EBIT). Segment EBIT, presented in the accompanying table, includes intersegment sales accounted for at prices representative of unaffiliated party transactions. Segment assets are provided as additional information in the accompanying table and are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

--------------------------------------------------------------------------------
   BUSINESS SEGMENT DATA (IN MILLIONS)
--------------------------------------------------------------------------------
                                                                      Capital
                                                                        and
                        Unaffiliated  Intersegment  Total            Investment
                        Revenues      Revenues     Revenues   EBIT  Expenditures
                        --------------------------------------------------------
THREE MONTHS ENDED
JUNE 30, 1999
Electric Operations      $1,095       $     -      $1,095     $319     $178
Natural Gas Transmission    237            23         260      146       65
Field Services              614           168         782       36       92
Trading and Marketing     2,476            70       2,546       24       26
Global Asset Development     94            20         114       25      256
Other Energy Services       135            24         159       (6)       2
Real Estate Operations       38             -          38       28       93
Other Operations (a)          2             5           7       (4)      (8)
Eliminations                  -          (310)       (310)       -        -
                        --------------------------------------------------------
   Total Consolidated    $4,691       $     -      $4,691     $568     $704
--------------------------------------------------------------------------------

THREE MONTHS ENDED
JUNE 30, 1998
Electric Operations      $1,134       $     -      $1,134     $362     $139
Natural Gas Transmission    342            25         367      147       51
Field Services              602           126         728       13       61
Trading and Marketing     1,709            18       1,727       15        1
Global Asset Development     59             1          60       15       20
Other Energy Services       117            19         136        2        9
Real Estate Operations       49             -          49       42       48
Other Operations (a)          1             1           2      (14)      (6)
Eliminations                  -          (190)       (190)       -        -
                        --------------------------------------------------------
   Total Consolidated    $4,013       $     -      $4,013     $582     $323
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
   BUSINESS SEGMENT DATA, CONTINUED (IN MILLIONS)
--------------------------------------------------------------------------------
                                                                      Capital
                                                                       and
                        Unaffiliated  Intersegment  Total            Investment
                        Revenues      Revenues     Revenues   EBIT  Expenditures
                        --------------------------------------------------------
SIX MONTHS ENDED
JUNE 30, 1999
Electric Operations      $2,156        $    -       $2,156  $   726  $   303
Natural Gas Transmission    615            47          662      354      107
Field Services              848           278        1,126       48    1,537
Trading and Marketing     4,718           114        4,832       56       31
Global Asset Development    182            40          222       57      638
Other Energy Services       269            44          313      (11)      10
Real Estate Operations       66             -           66       46      153
Other Operations(a)          (3)           18           15      (25)      11
Eliminations                  -          (541)        (541)       -        -
                        --------------------------------------------------------
   Total Consolidated    $8,851       $     -       $8,851   $1,251   $2,790
--------------------------------------------------------------------------------

SIX MONTHS ENDED
JUNE 30, 1998
Electric Operations      $2,170       $    -        $2,170  $   740     $240
Natural Gas Transmission    721           56           777      356      124
Field Services            1,132          266         1,398       61      131
Trading and Marketing     3,712           27         3,739       28        2
Global Asset Development     95            2            97       24      105
Other Energy Services       216           35           251        9       13
Real Estate Operations       79            -            79       64       90
Other Operations (a)          3            2             5      (22)       5
Eliminations                  -         (388)         (388)       -        -
                        --------------------------------------------------------
   Total Consolidated    $8,128       $    -        $8,128   $1,260     $710
--------------------------------------------------------------------------------

----------------------------------------------
SEGMENT ASSETS (IN MILLIONS)
----------------------------------------------
                       June 30,   December 31,
                          1999       1998
                        ----------------------
Electric Operations     $12,976        $12,953
Natural Gas Transmission  3,862          4,996
Field Services            3,581          1,893
Trading and Marketing     4,653          3,233
Global Asset Development  2,615          2,061
Other Energy Services       393            376
Real Estate Operations      858            724
Other Operations (a)      1,212            968
Eliminations               (594)          (398)
                        ----------------------
   Total Consolidated   $29,556        $26,806
----------------------------------------------
(a) Includes communication services, water services and certain unallocated corporate items.

5.    RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

FOREIGN CURRENCY DERIVATIVES. On February 18, 1999, Duke Energy announced its intent to make a concurrent cash tender offer in Chilean pesos in Chile and the United States for 51% of the outstanding shares of Empresa Nacional de Electricidad S.A. (Endesa-Chile) for an estimated total cash outlay of approximately $2.1 billion based on current exchange rates. In anticipation of the purchase of Endesa-Chile, Duke Energy entered into foreign currency forward and swap contracts to obtain Chilean pesos for the purchase. On April 21, 1999, following a competitive counter offer, Duke Energy reached the conclusion that Endesa-Chile could not be acquired on terms favorable to Duke Energy's shareholders and withdrew the tender offer. During the second quarter 1999, all the forward and swap contracts were settled resulting in a net loss of $4 million which is included in the Consolidated Statement of Income as Other Income and Expenses.

INTEREST RATE DERIVATIVES. To manage the interest rate risk associated with Duke Energy's variable rate commercial paper, Duke Energy entered into interest rate swap agreements in July of 1999. Under these swap agreements, Duke Energy will pay a fixed interest rate of 4.95% and in turn will receive a variable interest amount based on an index for the daily average of one-month commercial paper. The swaps have a notional amount of $500 million and will expire on March 30, 2000. On March 30, 2000, the dealer has the one time right to extend the swaps for an additional five years at the weighted average rate of 5.96%.

6. DEBT AND CREDIT FACILITIES

Duke Energy issued $200 million Series B 5 3/8% Senior Notes due 2009 and $200 million Series C 6.60% Senior Notes due 2038 in January 1999 and March 1999, respectively.

Associated with the purchase of certain assets in Australia and New Zealand, Duke Energy borrowed approximately $300 million in both Australian and New Zealand dollars during the first quarter of 1999. The six-month bridge financing expired in July 1999, but has been extended through December 31, 1999. These notes have variable interest rates that approximated 5.4% as of June 30, 1999.

During the second quarter 1999, Duke Energy obtained a three-year medium term foreign facility that allows borrowings up to approximately $350 million. This facility has a variable interest rate that approximated 5.4% as of June 30, 1999.

7. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED NOTES OF DUKE ENERGY OR SUBSIDIARIES

On June 14, 1999, Duke Energy Capital Trust II (the Trust) issued $250 million of its 7.20% trust preferred securities, at an approximate $8 million discount, representing preferred undivided beneficial interests in the assets of the Trust. Payment of distributions on such preferred securities is guaranteed by Duke Energy, but only to the extent the Trust has funds legally and immediately available to make such distributions. The Trust is a business trust which is treated as a subsidiary of Duke Energy for financial reporting purposes. The proceeds from the issuance of the trust preferred securities were invested in Duke Energy's 7.20% Series B Junior Subordinated Notes due March 31, 2039.

8. COMMON STOCK

At Duke Energy's annual meeting of shareholders held on April 15, 1999, shareholders approved an amendment to the Articles of Incorporation to increase the authorized common stock from 500 million to 1 billion shares.

During the quarters ended June 30, 1999 and 1998, the Corporation's board of directors declared second and third quarter dividends of $0.55 per share per quarter, for a total of $1.10 per share of dividends declared.

9. COMMITMENTS AND CONTINGENCIES

LITIGATION. Under the terms of the agreement with CMS discussed in Note 3 to the Consolidated Financial Statements, Duke Energy is retaining certain legal and tax liabilities including the following matter. On April 25, 1997, a group of affiliated plaintiffs that own and/or operate various pipeline and marketing companies and partnerships primarily in Kansas filed suit against PEPL, a former subsidiary of Duke Energy, in the U.S. District Court for the Western District of Missouri. The plaintiffs alleged that PEPL had engaged in unlawful and anti-competitive conduct with regard to requests for interconnects with the PEPL system for service to the Kansas City area. Asserting that PEPL had violated the antitrust laws and tortiously interfered with the plaintiffs' business expectancies, the plaintiffs pursued compensatory and punitive damages. In February 1999, this case was settled. The court entered an order dismissing the case on March 3, 1999. The settlement did not have a material adverse effect on consolidated results of operations or financial position.

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

ENVIRONMENTAL. In June 1999, the Environmental Protection Agency certified that Texas Eastern Transmission Corporation (TETCO), a wholly owned subsidiary of Duke Energy, had completed clean up of PCB (polychlorinated biphenyl) contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. Due to the completion of the project ahead of schedule and under budget, the estimated liability and amounts to be recovered from customers were reduced resulting in a $28 million reduction in expense in June 1999. TETCO is required to continue groundwater monitoring on a number of sites for at least the next two years. The estimated cost of such monitoring is not material.

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

In the normal course of business, certain of Duke Energy's subsidiaries and affiliates enter into various contracts for energy services that contain certain schedule and performance requirements. Risk management techniques are used to mitigate the exposure associated with such contracts. Certain subsidiaries of Duke Energy have guaranteed performance under some of these contracts. In addition, certain subsidiaries of Duke Energy have guaranteed debt agreements of affiliates and have provided surety bonds and letters of credit.

Management believes that these commitments and contingencies will not have a material adverse effect on consolidated results of operations or financial position.

10.   SUBSEQUENT EVENTS

In July 1999, Duke Energy International successfully bid for a controlling voting interest and an approximate 40% economic interest in Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema) for approximately $690 million. Paranapanema is Brazil's eleventh largest electric generating company, operating 2,307 megawatts of hydroelectric generation facilities. Duke Energy International advanced the funds for the purchase, financed by commercial paper, and will assume operational control of Paranapanema in August 1999.

In July 1999, Duke Energy International also reached agreement to obtain controlling interest in two El Salvadorian generating companies, Generadora Acajutla S.A. de C.V. and Generadora Salvadorena, S.A. de C.V. for approximately $125 million. The El Salvadorian generating companies currently control 275 megawatts of thermal power generation. Duke Energy International will assume operation of the companies in September and modernization construction of approximately $75 million will begin prior to the end of the year with completion scheduled for late 2001.

In August 1999, Duke Energy International announced that it has reached a definitive agreement with Dominion Resources, Inc. to acquire its portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. The businesses being purchased total approximately 1,200 megawatts of gross generation capacity. The transaction is expected to be completed before the end of 1999 and is subject to receiving appropriate governmental consents and approvals.

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

Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy North America, LLC (Duke Energy North America, formerly Duke Energy Power Services, LLC) and Duke Energy International, LLC (Duke Energy International).

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

 RESULTS OF OPERATIONS

For the quarter ended June 30, 1999, earnings available for common stockholders were $283 million, or $0.77 per basic share. For the comparable 1998 period, earnings available for common stockholders were $274 million, or $0.76 per basic share.

For the six months ended June 30, 1999, earnings available for common stockholders were $1,245 million, or $3.42 per basic share, including an after-tax extraordinary gain of $660 million, or $1.82 per basic share. For the comparable 1998 period, earnings available for common stockholders were $588 million, or $1.63 per basic share, net of an after-tax extraordinary loss of $8 million, or $0.02 per basic share. The increase in earnings available for common stockholders is primarily due to the 1999 extraordinary gain resulting from the sale of the Midwest Pipelines.

Operating income and earnings before interest and taxes (EBIT) for the quarter ended June 30, 1999 were $531 million and $568 million, respectively compared to $549 million and $582 million, respectively for the same period in 1998. For the six months ended June 30, 1999, operating income increased $1 million, to $1,158 million from the same period in 1998. EBIT for the six months ended June 30, 1999 was $1,251 million compared to $1,260 million for the same period in 1998. Operating income and EBIT are affected by the same fluctuations for Duke Energy and each of its business segments. The only notable variable between the two amounts is the inclusion in EBIT of gains on sales of assets in Other, net on the Consolidated Statements of Income. Gains on sales of assets include a $14 million gain on an investment sale by Global Asset Development for the six months ended June 30, 1999 and a $31 million gain on an asset sale by Field Services for the six months ended June 30, 1998. EBIT by business segment are summarized below, and are discussed by business segment thereafter.

---------------------------------------------------------------------
EBIT BY BUSINESS SEGMENT (IN MILLIONS)
---------------------------------------------------------------------
                         Three Months Ended      Six Months Ended
                              June 30,               June 30,
                        ---------------------------------------------
                           1999       1998       1999        1998
                        ---------------------------------------------
Electric Operations       $319       $362     $  726      $  740
Natural Gas
Transmission               146        147        354         356
Field Services              36         13         48          61
Trading and Marketing       24         15         56          28
Global Asset
Development                 25         15         57          24
Other Energy Services       (6)         2        (11)          9
Real Estate Operations      28         42         46          64
Other Operations (a)        (4)       (14)       (25)        (22)
                        ---------------------------------------------
Consolidated EBIT         $568       $582     $1,251      $1,260
---------------------------------------------------------------------
(a) Includes communication services, water services and certain unallocated corporate items.

Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

ELECTRIC OPERATIONS

---------------------------------------------------------------------------
                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 ------------------------------------------
(In millions, except where
noted)                             1999       1998      1999       1998
---------------------------------------------------------------------------
Operating Revenues               $1,095     $1,134     $2,156    $2,170
Operating Expenses                  796        796      1,471     1,477
                                 ------------------------------------------
Operating Income                    299        338        685       693
Other Income, Net of Expenses        20         24         41        47
                                 ------------------------------------------
EBIT                             $  319     $  362    $   726   $   740
                                 ==========================================

Sales - GWh (a)                   19,787     20,837    39,323     40,094
---------------------------------------------------------------------------
(a) Gigawatt-hours

For the quarter ended June 30, 1999, EBIT for Electric Operations decreased $43 million, or 11.9%, compared to the same period in 1998. Although the average number of total customers increased 2.9%, the decrease is primarily due to a 5.0% decrease in gigawatt-hour sales. Sales to weather-sensitive customers decreased as a result of milder weather in the quarter compared to the prior year, which was affected by warmer than normal weather. Sales to residential and general service customers were down 2.7% and up 3.2%, respectively. Sales to industrial customers decreased 3.7%, with sales to textile customers down 11.0%.

For the six months ended June 30, 1999, EBIT for Electric Operations decreased $14 million, or 1.9%, compared to the same period in 1998. The decrease is primarily due to a 1.9% decrease in gigawatt-hour sales, partially offset by a 2.8% increase in the average number of total customers. Sales to weather-sensitive customers decreased slightly for the period when compared to the prior year which was affected by warmer than normal weather. Sales to residential and general service customers were down 1.0% and up 3.4%, respectively. Sales to industrial customers decreased 3.6%, with sales to textile customers down 9.6%.

NATURAL GAS TRANSMISSION

---------------------------------------------------------------------------
                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 ------------------------------------------
(In millions, except where
noted)                             1999       1998      1999       1998
---------------------------------------------------------------------------
Operating Revenues                 $260       $367       $662      $777
Operating Expenses                  116        225        318       435
                                 ------------------------------------------
Operating Income                    144        142        344       342
Other Income, Net of Expenses         2          5         10        14
                                 ------------------------------------------
EBIT                               $146       $147       $354      $356
                                 ==========================================


Throughput - TBtu (a)               340        591      1,151     1,369
---------------------------------------------------------------------------
(a) Trillion British thermal units

For the quarter and six months ended June 30, 1999, EBIT for the Natural Gas Transmission segment decreased $1 million and $2 million, respectively, compared to the same periods in 1998.

EBIT for the Northeast Pipelines increased $46 million for the quarter and $52 million for the six months ended June 30, 1999 compared to the prior year. These increases are the result of increased income from market-expansion projects and joint ventures and lower operating expenses. Also contributing to the increase in EBIT was a $28 million benefit from EPA certification of completion of Texas Eastern Transmission Corporation's PCB (polychlorinated biphenyl) assessment and soil clean-up program in accordance with the Consent Decree issued in 1989. The soil clean-up program was finished ahead of schedule and below original cost estimates. Partially offsetting the benefits in the six month period was the non-recurrence of a 1998 refund from a state property tax ruling.

Due to the sale of the Midwest Pipelines to CMS Energy Corporation (CMS) on March 29, 1999, EBIT for the Midwest Pipelines decreased $47 million and $54 million for the quarter and six months ended June 30, 1999, respectively, compared to the prior year.

FIELD SERVICES

---------------------------------------------------------------------------
                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 ------------------------------------------
(In millions, except where
noted)                             1999       1998      1999       1998
---------------------------------------------------------------------------
Operating Revenues                 $782       $728     $1,126    $1,398
Operating Expenses                  747        716      1,079     1,369
                                 ------------------------------------------
Operating Income                     35         12         47        29
Other Income, Net of Expenses         1          1          1        32
                                 ------------------------------------------
EBIT                              $  36      $  13    $    48  $     61
                                 ==========================================

Natural Gas Gathered and
   Processed/Transported,
   TBtu/d (a)                        5.3        3.7       4.4        3.7
NGL Production, MBbl/d (b)         214.0      112.8     161.1      109.6
Natural Gas Marketed, TBtu/d         0.5        0.3       0.4        0.3
Average Natural Gas Price per
   MMBtu (c)                       $2.14      $2.19     $1.95      $2.20
Average NGL Price per Gallon       $0.30      $0.27     $0.27      $0.28
---------------------------------------------------------------------------
(a) Trillion British thermal units per day
(b) Thousand barrels per day
(c) Million British thermal units

For the quarter ended June 30, 1999, EBIT for Field Services increased $23 million compared to the same period in 1998. A significant portion of the increase resulted from the March 31, 1999 acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), (collectively, the "UPR acquisition"). Improved average NGL prices, which were up $0.03 per gallon, or 11.1%, from the prior year quarter, and higher processing margins due to lower average natural gas prices, also contributed significantly to increased EBIT.

For the six months ended June 30, 1999, EBIT for Field Services decreased $13 million compared to the same period in 1998. The decrease resulted primarily from a $31 million gain on the sale of two NGL fractionation facilities in 1998, which is included in other income. Additionally, gross revenues and expenses decreased as a result of the November 1998 sale of Duke Energy Transport and Trading Co., which gathered, stored, transported and marketed crude oil and operated two NGL pipelines, to TEPPCO Partners, L.P., a company in which Duke Energy has a 21.1% ownership interest. Offsetting these decreases were results of the UPR acquisition and improved NGL prices and processing margins.

TRADING AND MARKETING

---------------------------------------------------------------------------
                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 ------------------------------------------
(In millions, except where
noted)                             1999       1998      1999       1998
---------------------------------------------------------------------------
Operating Revenues               $2,546     $1,727     $4,832    $3,739
Operating Expenses                2,524      1,712      4,781     3,712
                                 ------------------------------------------
Operating Income                     22         15         51        27
Other Income, Net of Expenses         2          -          5         1
                                 ------------------------------------------
EBIT                             $   24    $    15    $    56   $    28
                                 ==========================================

Natural Gas Marketed, TBtu/d        10.0       7.2       10.5       7.5
Electricity Marketed, GWh         22,179    19,534     44,016    43,426
---------------------------------------------------------------------------

EBIT for Trading and Marketing increased $9 million or 60.0%, for the three months ended June 30, 1999 compared with the same period in 1998. The increase results primarily from higher electricity trading margins and from growing contributions from more complex structured transactions. This increase was slightly offset by lower natural gas trading margins and higher operating expenses resulting from business growth.

For the six months ended June 30, 1998, EBIT for Trading and Marketing increased $28 million compared to the same period in 1998. The increase is primarily due to higher electricity and natural gas trading margins, partially offset by higher operating expenses resulting from business growth.

GLOBAL ASSET DEVELOPMENT

---------------------------------------------------------------------------
                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 ------------------------------------------
(In millions, except where
noted)                             1999       1998      1999       1998
---------------------------------------------------------------------------
Operating Revenues                 $114        $60       $222       $97
Operating Expenses                  102         49        203        81
                                 ------------------------------------------
Operating Income                     12         11         19        16
Other Income, Net of Expenses        13          4         38         8
                                 ------------------------------------------
EBIT                              $  25        $15      $  57       $24
                                 ==========================================

Proportional MW (a) Capacity
Owned (b)                             -          -      7,131     3,893
Proportional Maximum Pipeline (b)
   Capacity, Tbtu                     -          -        112         4
---------------------------------------------------------------------------
(a) Megawatts
(b) Includes under construction or under contract

For the quarter ended June 30, 1999, EBIT for Global Asset Development increased $10 million, or 66.7%, compared with the same period in 1998. The increase is primarily due to contributions from projects in California, Connecticut, Australia and Chile that were acquired since June 1998. Partially offsetting these increases were higher operating expenses due to increased development costs and business expansion. Additionally, other income includes option fee income from the sale of a portion of the ownership interest in the Bridgeport Energy facility.

For the six months ended June 30, 1999, EBIT for Global Asset Development increased $33 million compared with the same period in 1998. The increase is primarily due to contributions from new projects in California, Connecticut, Australia and Chile, partially offset by higher operating expenses due to business growth. Increases in EBIT also resulted from a $14 million gain on the sale of the Mecklenburg

Cogeneration facility in March 1999 and option fee income related to the Bridgeport Energy facility, both of which are included in other income.

OTHER ENERGY SERVICES

---------------------------------------------------------------------------
                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 ------------------------------------------
(In millions)                      1999       1998      1999       1998
---------------------------------------------------------------------------
Operating Revenues                 $159       $136       $313      $251
Operating Expenses                  165        134        324       242
                                 ------------------------------------------
EBIT                             $   (6)    $    2      $ (11)   $    9
---------------------------------------------------------------------------

For the quarter ended June 30, 1999, EBIT for Other Energy Services decreased $8 million compared with the same period in 1998, primarily due to increased business development activity at DukeSolutions.

For the six months ended June 30, 1999, EBIT for Other Energy Services decreased $20 million compared with the same period in 1998, primarily due to decreased earnings from projects of Duke Engineering & Services and increased development activity at DukeSolutions.

REAL ESTATE OPERATIONS

---------------------------------------------------------------------------
                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 ------------------------------------------
(In millions)                      1999       1998      1999       1998
---------------------------------------------------------------------------
Operating Revenues                  $38        $49        $66       $79
Operating Expenses                   11          7         21        15
                                 ------------------------------------------
Operating Income                     27         42         45        64
Other Income, Net of Expenses         1          -          1         -
                                 ------------------------------------------
EBIT                               $ 28        $42        $46       $64
---------------------------------------------------------------------------

For the quarter and six months ended June 30, 1999, EBIT for Real Estate Operations decreased $14 million and $18 million, respectively, when compared with the same periods in 1998. This resulted primarily from a reduction in land sales, including the 1998 gain on the sale of land in the Jocassee Gorges region of South Carolina, and decreased project sales. These decreases were partially offset by increased developed lot sales.

OTHER IMPACTS ON EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS

Minority interest increased $16 million and $36 million for the quarter and six months ended June 30, 1999, respectively, over the comparable periods in 1998. The increases were due primarily to dividends incurred for Duke Energy's trust preferred securities, $250 million, $350 million, and $250 million of which were issued in June 1998, September 1998 and June 1999, respectively. Excluding these dividends, minority interests relate primarily to the trading and marketing joint venture with Mobil Corporation.

As a result of favorable resolution of several income tax issues and the utilization of certain capital loss carryforwards due to the sale of the Midwest Pipelines, income tax provisions aggregating $30 million were reduced during the second quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

INVESTING CASH FLOWS

Capital and investment expenditures were approximately $2,790 million for the six months ended June 30, 1999 compared to approximately $710 million for the same period in 1998. Increased capital and investment expenditures during the period were primarily due to business expansion for the Field Services and Global Asset Development segments discussed below.

FIELD SERVICES

On March 31, 1999, Field Services completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from UPR along with its natural gas and NGL marketing activities (collectively "the UPR acquisition"). Additionally, Duke Energy assumed responsibility for certain environmental liabilities associated with the UPR acquisition. During due diligence procedures prior to the acquisition, Duke Energy identified environmental contamination at certain UPR facilities. Soil and groundwater contamination at the identified UPR sites will be addressed in conjunction with Duke Energy's remediation plans. Also, other environmental matters, such as the status of air emission permits at some facilities, may require corrective action. The estimated cost to remediate these conditions at June 30, 1999 is $157 million, which is included in Environmental Clean-up Liabilities on the Consolidated Balance Sheets.

GLOBAL ASSET DEVELOPMENT

On January 22, 1999, Global Asset Development's international business unit, Duke Energy International, completed the $315 million purchase of power generation and transmission assets in western Australia and New Zealand from Broken Hill Proprietary Company Limited (BHP), including an ownership interest in a pipeline in western Australia. This acquisition also includes a development proposal for a cogeneration plant and a portfolio of international and Australian-based projects.

Global Asset Development's domestic business unit, Duke Energy North America, began construction of the Hidalgo Energy project located in south Texas, which is targeted to begin commercial operation in mid-2000. For the 510-megawatt, gas-fired merchant plant, Duke/Fluor Daniel will serve as the construction contractor, a Duke Energy Natural Gas Transmission pipeline will deliver the natural gas supply, and Trading and Marketing will provide energy management services and market the plant's output.

Duke Energy North America will be constructing two new energy plants: the Madison Generating Station, a 640-megawatt, gas-fired merchant peaking plant in Butler County, Ohio; and, the Vermillion Generating Station, a 640-megawatt, gas-fired merchant peaking plant in Vermillion County, Indiana. Duke/Fluor Daniel will serve as the construction contractor for the plants, a Duke Energy Natural Gas Transmission pipeline will deliver the natural gas supply and Trading and Marketing will provide energy management services and market the plants' output. The Madison Generating Station will cost approximately $250 million and is planned to begin commercial operation by late 2000. The Vermillion Generation Station will cost approximately $260 million and is planned to begin commercial operation by late 2000.

In July 1999, Duke Energy International successfully bid for a controlling voting interest and an approximate 40% economic interest in Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema) for approximately $690 million. Paranapanema is Brazil's eleventh largest electric generating company, operating 2,307 megawatts of hydroelectric generation facilities. Duke Energy International advanced the funds for the purchase, financed by commercial paper, and will assume operational control of Paranapanema in August 1999.

In July 1999, Duke Energy International also reached agreement to obtain controlling interest in two El Salvadorian generating companies, Generadora Acajutla S.A. de C.V. and Generadora Salvadorena, S.A. de C.V. for approximately $125 million. The El Salvadorian generating companies currently control 275 megawatts of thermal power generation. Duke Energy International will assume operation of the companies in September and modernization construction of approximately $75 million will begin prior to the end of the year, with completion scheduled for late 2001.

In August 1999, Duke Energy International announced that it has reached a definitive agreement with Dominion Resources, Inc. to acquire its portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. The businesses being purchased total approximately 1,200 megawatts of gross generation capacity. The transaction is expected to be completed before the end of 1999 and is subject to receiving appropriate governmental consents and approvals.

TRADING AND MARKETING

During the second quarter of 1999, Trading and Marketing formed a new subsidiary, Duke Energy Hydrocarbons, to invest capital in limited hydrocarbon exploration and production prospects through non-operating working interests. Duke Energy's intent is to generate a natural gas hedge position to offset the short gas position of Duke Energy's power generation assets and to increase production volumes that will be beneficial to Field Services and Trading and Marketing. To date, Duke Energy Hydrocarbons has contracted to participate in two drilling programs, for a total of 20 wells, in the Gulf of Mexico. Limited drilling began in the second quarter with additional drilling expected to begin later this year.

ELECTRIC OPERATIONS

On April 19, 1999, Duke Power entered into a contract to purchase six steam generators from Babcock & Wilcox to replace those currently at Duke Power's Oconee Nuclear Station. The total estimated cost of the steam generator replacement project is $420 million. It is projected that the steam generators on Unit 1 will be installed in 2003, with Units 2 and 3 following in 2004.

NATURAL GAS TRANSMISSION

On March 29, 1999, Duke Energy, through its wholly owned subsidiaries, PanEnergy Corp and Texas Eastern Corporation, sold Panhandle Eastern Pipe Line Company
(PEPL), Trunkline Gas Company and additional storage related to those systems, which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company, to CMS. The sales price of $2.2 billion included cash proceeds of $1.9 billion and CMS' assumption of existing PEPL debt of approximately $300 million.

FINANCING CASH FLOWS

Duke Energy's consolidated capital structure at June 30, 1999, including short-term debt, was 40% debt, 7% trust preferred securities, 2% preferred stock and 51% common equity. Fixed charges coverage, calculated using the Securities and Exchange Commission method, was 4.3 times and 4.7 times for the six months ended June 30, 1999 and 1998, respectively.

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

In January 1999, Duke Energy issued $200 million of 5 3/8% Series B Senior Notes due 2009. In March 1999, Duke Energy issued $200 million of 6.60% Series C Senior Notes due 2038. Also included in financings for the first six months of 1999 are bank borrowings of Global Asset Development related to the purchase and development of assets in Australia and New Zealand. Approximately $300 million of these borrowings occurred in the first quarter and related to the purchase of BHP's portfolio of energy assets. The six-month bridge financing expired in July 1999, but has been extended through December 31, 1999. These notes have variable interest rates that approximated 5.4% as of June 30, 1999

On June 14, 1999, Duke Energy Capital Trust II (the Trust) issued $250 million of its 7.20% trust preferred securities, at an approximate $8 million discount, representing preferred undivided beneficial interests in the assets of the Trust. Payment of distributions on such preferred securities is guaranteed by Duke Energy, but only to the extent the Trust has funds legally and immediately available to make such distributions. The Trust is a business trust which is treated as a subsidiary of Duke Energy for financial reporting purposes. The proceeds from the issuance of the trust preferred securities were invested in Duke Energy's 7.20% Series B Junior Subordinated Notes due March 31, 2039.

Under its commercial paper facilities, Duke Energy had the ability to borrow up to $2.8 billion at both June 30, 1999 and December 31, 1998. The commercial paper facilities consisted of $1.25 billion for Duke Energy and $1.55 billion for Duke Capital Corporation, a wholly owned subsidiary of Duke Energy that serves as the parent for Duke Energy's business segments except for Electric Operations and certain other operations. Duke Energy's various bank credit facilities totaled approximately $3.3 billion (including approximately $330 million related to foreign facilities) at June 30, 1999 and $2.9 billion at December 31, 1998. At June 30, 1999, approximately $1.5 billion was outstanding under the commercial paper facilities and approximately $80 million of borrowings were outstanding under the bank credit facilities.

On April 15, 1999, Duke Energy's shareholders approved an amendment to the Articles of Incorporation to increase the authorized common stock from 500 million to 1 billion shares. This increase in authorized stock will provide Duke Energy with added flexibility in affecting financings, stock splits or stock dividends, stock plans and other transactions and arrangements involving the use of stock.

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

COMMODITY PRICE RISK

As a result of Field Services' acquisition from UPR on March 31, 1999, Duke Energy's exposure to market fluctuations in the prices of NGLs increased. Duke Energy has a program in place that analyzes and actively hedges its commodity price risk exposure, primarily NGLs. As of June 30, 1999, if NGL prices average one cent per gallon less in 1999, earnings before income taxes will decrease by approximately $10 million, after considering the effect of Duke Energy's commodity hedge positions.

FOREIGN OPERATIONS RISK AND INTEREST RATE RISK

On February 18, 1999, Duke Energy announced its intent to make a concurrent cash tender offer in Chilean pesos in Chile and the United States for 51% of the outstanding shares of Empresa Nacional de Electricidad S.A. (Endesa-Chile) for an estimated total cash outlay of approximately $2.1 billion based on current exchange rates. In anticipation of the purchase of Endesa-Chile, Duke Energy entered into foreign currency forward and swap contracts to obtain Chilean pesos for the purchase. Exposures to foreign currency risks associated with these instruments were managed through established policies and procedures. (See Note 5 to the Consolidated Financial Statements.) On April 21, 1999, following a competitive counter offer, Duke Energy reached the conclusion that Endesa-Chile could not be acquired on terms favorable to Duke Energy's shareholders and withdrew the tender offer. The forward and swap contracts were settled with a net loss of $4 million recorded during the second quarter of 1999.

To manage the interest rate risk associated with Duke Energy's variable rate commercial paper, Duke Energy entered into several fixed rate swap transactions for a total notional amount of $500 million in July 1999. The swaps effectively convert the variable rate nature of commercial paper to a fixed rate, mitigating the risk of future interest rate increases.

CURRENT ISSUES

ELECTRIC COMPETITION

During 1999, three electric utility restructuring bills have been filed in South Carolina's House of Representatives. All three bills introduce competition while allowing utilities to recover stranded costs, and have transition and phase-in periods ranging from five to six years. A task force formed by the South Carolina Senate is also examining issues related to deregulation of the state's electric utility business. This task force will prepare a report for review, discussion and possible legislative action by the state's Senate Judiciary Committee and General Assembly as a whole.

In April 1999, an electric utility restructuring bill, proposed by the Department of Energy (DOE), was introduced in Congress: the 1999 Comprehensive Electricity Competition Act. The primary restructuring issues addressed include repeal of major provisions of the Public Utility Holding Company Act (PUHCA) and the Public Utility Regulatory Policies Act (PURPA), stranded costs, reliability, reciprocity and transmission. January 1, 2003 was chosen as the deadline for retail choice to be implemented, with a grandfather clause for states that are already deregulating.

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

FERC NOTICE OF PROPOSED RULEMAKING

On May 13, 1999, the FERC issued a Notice of Proposed Rulemaking (NOPR) requesting comment on proposed rules concerning Regional Transmission Organizations (RTOs). The stated purpose of the NOPR is to (1) specify certain minimum required characteristics and functions of RTOs; (2) provide for an open, flexible architecture of RTOs to meet market needs; (3) provide for flexible ratemaking; and (4) require certain filings by October 15, 2000 of transmission-owning utilities with regard to their efforts to join an RTO.

The characteristics for acceptable RTOs include independence from market participants, operational control over a region of sufficient scope to support efficient and nondiscriminatory markets, and exclusive authority to maintain short-term reliability. The NOPR does not mandate RTO membership; however, FERC expects public utilities to join RTOs, and the NOPR announced a willingness to include rate incentives and non-pricing benefits to encourage participation.

Comments on the NOPR are due August 23, 1999. Because this NOPR is in the very early stages, and ultimate resolution is unknown, management cannot estimate the effects on future consolidated results of operations or financial position.

MIXED-OXIDE FUELS

Duke Power has entered into a contract to use mixed oxide fuel at its McGuire and Catawba nuclear stations. Mixed-oxide fuel is very similar to conventional uranium fuel, but it utilizes plutonium from the government's surplus. Before using the fuel, Duke Power must apply for and receive amendments to the respective facility operating licenses from the Nuclear Regulatory Commission
(NRC). Duke Power is currently in the process of researching and preparing for the application process with actual license application to the NRC planned for mid-2004. Mixed-oxide fuel is expected to be available for Duke Power use in 2007. Under a contract with the DOE, Duke Power will be reimbursed for all operating, maintenance and capital expenditures necessary to refurbish its plants for mixed-oxide fuel use. By using mixed-oxide fuel, Duke Power expects to realize a long-term supply of nuclear fuel at moderate savings over conventional uranium fuel.

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

Duke Energy is using a three-phase approach to address Year 2000 issues: 1) inventory and preliminary assessment of computer systems, equipment and devices;
2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. Duke Energy is employing a combination of systems repair, planned systems replacement activities, systems retirement and workarounds to achieve Year 2000 readiness for its business and process control systems, equipment and devices. Field Services, Other Energy Services, and Global Asset Development plan to have their existing critical systems, equipment and devices Year 2000 ready by September 30, 1999. All other business units, including Electric Operations and Natural Gas Transmission, achieved Year 2000 readiness of their critical systems, equipment and devices as of June 30, 1999. Global Asset Development has recently announced acquisitions which may extend the Year 2000 readiness date beyond September 30, 1999 for those acquired assets.

Duke Energy is monitoring the Year 2000 readiness of key third parties. Third parties include vendors, customers, U.S. governmental agencies, foreign governments and agencies, and other business associates. While the Year 2000 readiness of third parties cannot be controlled, Duke Energy is attempting to assess the readiness of key third parties and potential implications to its operations. Alternate suppliers of critical products, goods and services are being identified, where necessary.

Duke Energy conducts an analysis of Year 2000 issues for potential acquisitions.

COSTS

Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $65 million, of which approximately $50 million had been incurred as of June 30, 1999. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

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

CONTINGENCY PLANS

Year 2000 contingency planning addresses continuity of business operations for all periods during which Year 2000 impacts may occur. Duke Energy is participating in multiple industry efforts to facilitate effective Year 2000 contingency plans, and has completed its own Year 2000 contingency plans as of June 30, 1999. These plans address various Year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

Based on Year 2000 readiness efforts and contingency plans in place, management believes that Year 2000 issues, including the cost of making critical systems, equipment and devices ready, will not have a material adverse effect on Duke Energy's business operation or consolidated results of operations or financial position. Nevertheless, achieving Year 2000 readiness is subject to risks and uncertainties, including those described above. While management believes the possibility is remote, if Duke Energy's internal systems, or the internal systems of external parties, fail to achieve Year 2000 readiness in a timely manner, Duke Energy's business, consolidated results of operations or financial condition could be adversely affected.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Illinois Environmental Protection Agency has initiated an environmental enforcement proceeding against a former subsidiary of Duke Energy relating to alleged air quality permit violations at a natural gas compressor station. Duke Energy retained the liabilities for these alleged violations. This proceeding could result in a penalty in excess of $100,000. Management believes that the resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

For additional information concerning litigation and other contingencies, see
Note 9 to the Consolidated Financial Statements, "Commitments and
Contingencies."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Duke Energy Corporation Annual Meeting of Shareholders held April 15, 1999, the shareholders elected G. Alex Bernhardt, Sr., William A. Coley, Max Lennon and Leo E. Linbeck, Jr. to serve as Class II directors with terms expiring in 2002. The shareholders also voted to ratify the selection of Deloitte & Touche LLP to act as independent auditors to make an examination of Duke Energy's accounts for the year 1999. The shareholders approved the proposal to amend the Articles of Incorporation to increase the amount of authorized Common Stock of Duke Energy from 500,000,000 to 1,000,000,000 shares, with 255,717,157 shares voted for the amendment, 43,442,086 shares voted against the amendment and 1,945,194 shares abstaining. The shareholders did not approve the shareholder proposal presented in the proxy statement for the meeting, with 19,245,024 shares voted for the proposal, 230,476,042 shares voted against the proposal and 16,323,918 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

           (27)    Financial Data Schedule (included in electronic filing only)


 (b)    Reports on Form 8-K

     Duke Energy filed no reports on Form 8-K during the second quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DUKE ENERGY CORPORATION

August 10, 1999                            /s/  Richard J. Osborne
                                          ---------------------------
                                          Richard J. Osborne
                                          Executive Vice President and
                                          Chief Financial Officer


August 10, 1999                            /s/  Jeffrey L. Boyer
                                          ----------------------------
                                          Jeffrey L. Boyer
                                          Vice President and Corporate