Form 10-Q
period 1999-09-30
DUKE ENERGY CORP
filed 1999-11-12
CIK 30371

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR QUARTER ENDED SEPTEMBER 30, 1999           COMMISSION FILE NUMBER 1-4928



                             DUKE ENERGY CORPORATION
             (Exact name of Registrant as Specified in its Charter)


       NORTH CAROLINA                                   56-0205520
(State or Other Jurisdiction                  (IRS Employer Identification No.)
     of Incorporation)

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

Number of shares of Common Stock, without par value, outstanding at October 31,
1999......365,683,068

================================================================================

                             DUKE ENERGY CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX

ITEM                                                                                                     PAGE
-----                                                                                                    ----
                          PART I. FINANCIAL INFORMATION

1.   Financial Statements....................................................................................1
         Consolidated Statements of Income for the Three and Nine Months Ended September 30,
                1999 and 1998................................................................................1
         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998.........2
         Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998..........................3
         Notes to Consolidated Financial Statements..........................................................5
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition..................13

                           PART II. OTHER INFORMATION

1.   Legal Proceedings......................................................................................26
4.   Submission of Matters to a Vote of Security Holders....................................................26
6.   Exhibits and Reports on Form 8-K.......................................................................26

     Signatures.............................................................................................27




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

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                                               DUKE ENERGY CORPORATION
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                       (UNAUDITED)
                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                          September 30,
                                                    -----------------------------------    -----------------------------------
                                                         1999               1998                1999               1998
                                                    ----------------   ----------------    ----------------   ----------------
OPERATING REVENUES
      Sales, trading and marketing of natural gas
           and petroleum products                           $ 2,983            $ 1,846             $ 7,385            $ 5,707
      Transportation and storage of natural gas                 253                368                 885              1,092
      Generation, transmission and distribution of
           electricity                                        1,546              1,430               3,756              3,563
      Trading and marketing of electricity                    1,578              1,421               2,684              2,376
      Other                                                     334                234                 835                689
                                                    ----------------   ----------------    ----------------   ----------------
           Total operating revenues                           6,694              5,299              15,545             13,427
                                                    ----------------   ----------------    ----------------   ----------------
OPERATING EXPENSES
      Natural gas and petroleum products purchased            2,924              1,767               7,171              5,431
      Fuel used in electric generation                          227                243                 587                590
      Net interchange and purchased power                     1,536              1,469               2,685              2,565
      Other operation and maintenance                           772                660               2,065              1,905
      Depreciation and amortization                             246                238                 704                684
      Property and other taxes                                  105                 96                 291                269
                                                    ----------------   ----------------    ----------------   ----------------
           Total operating expenses                           5,810              4,473              13,503             11,444
                                                    ----------------   ----------------    ----------------   ----------------
OPERATING INCOME                                                884                826               2,042              1,983
                                                    ----------------   ----------------    ----------------   ----------------
OTHER INCOME AND EXPENSES
      Deferred returns and allowance for funds
           used during construction                              22                 22                  62                 68
      Other, net                                                  2                 23                  55                 80
                                                    ----------------   ----------------    ----------------   ----------------
           Total other income and expenses                       24                 45                 117                148
                                                    ----------------   ----------------    ----------------   ----------------
EARNINGS BEFORE INTEREST AND TAXES                              908                871               2,159              2,131
INTEREST EXPENSE                                                153                139                 405                385
MINORITY INTERESTS                                               31                 30                  99                 62
                                                    ----------------   ----------------    ----------------   ----------------
EARNINGS BEFORE INCOME TAXES                                    724                702               1,655              1,684
INCOME TAXES                                                    283                274                 619                648
                                                    ----------------   ----------------    ----------------   ----------------
INCOME BEFORE EXTRAORDINARY ITEM                                441                428               1,036              1,036
EXTRAORDINARY GAIN (LOSS), NET OF TAX                             -                  -                 660                 (8)
                                                    ----------------   ----------------    ----------------   ----------------
NET INCOME                                                      441                428               1,696              1,028
                                                    ----------------   ----------------    ----------------   ----------------
DIVIDENDS AND PREMIUMS ON REDEMPTIONS OF
      PREFERRED AND PREFERENCE STOCK                              5                  4                  15                 16
                                                    ----------------   ----------------    ----------------   ----------------
EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS                    $ 436              $ 424             $ 1,681            $ 1,012
                                                    ================   ================    ================   ================
COMMON STOCK DATA
      Weighted average shares outstanding                       365                361                 364                361
      Earnings per share (before extraordinary item)
           Basic                                             $ 1.20             $ 1.18              $ 2.80             $ 2.83
           Dilutive                                          $ 1.19             $ 1.17              $ 2.80             $ 2.82
      Earnings per share
           Basic                                             $ 1.20             $ 1.18              $ 4.62             $ 2.81
           Dilutive                                          $ 1.19             $ 1.17              $ 4.61             $ 2.80
      Dividends per share                                       $ -                $ -              $ 1.65             $ 1.65

                 See Notes to Consolidated Financial Statements.


                                DUKE ENERGY CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN MILLIONS)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                   ----------------------------------
                                                                                         1999               1998
                                                                                   ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                          $ 1,696            $ 1,028
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                                 836                809
                Extraordinary (gain) loss, net of tax                                        (660)                 8
                Deferred income taxes                                                          20                (20)
                Purchased capacity levelization                                                77                 65
                Transition cost recoveries (payments), net                                     64                (55)
                (Increase) decrease in
                     Receivables                                                           (1,106)              (288)
                     Inventory                                                                (78)               (73)
                     Other current assets                                                     (11)                10
                Increase (decrease) in
                     Accounts payable                                                         687                 (2)
                     Taxes accrued                                                            356                324
                     Interest accrued                                                           5                 (7)
                     Other current liabilities                                               (101)               (27)
                Other, net                                                                      4                (16)
                                                                                   ---------------    ---------------
                     Net cash provided by operating activities                              1,789              1,756
                                                                                   ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                                  (4,433)            (1,838)
      Proceeds from sale of subsidiaries                                                    1,900                  -
      Decommissioning, retirements and other                                                  238                 43
                                                                                   ---------------    ---------------
                     Net cash used in investing activities                                 (2,295)            (1,795)
                                                                                   ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the issuance of
           Long-term debt                                                                   2,382                776
           Guaranteed preferred beneficial interests in subordinated notes of
                Duke Energy Corporation or Subsidiaries                                       484                581
           Common stock and stock options                                                     106                 91
      Payments for the redemption of
           Long-term debt                                                                    (643)              (230)
           Preferred and preference stock                                                     (20)              (180)
      Net change in notes payable and commercial paper                                       (114)              (103)
      Dividends paid                                                                         (616)              (610)
      Other                                                                                  (100)                15
                                                                                   ---------------    ---------------
                     Net cash provided by financing activities                              1,479                340
                                                                                   ---------------    ---------------
      Net increase in cash and cash equivalents                                               973                301
      Cash received from business acquisitions                                                  7                 38
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         80                109
                                                                                   ---------------    ---------------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 1,060              $ 448
                                                                                   ===============    ===============
SUPPLEMENTAL DISCLOSURES
      Cash paid for interest, net of amount capitalized                                     $ 381              $ 373
      Cash paid for income taxes                                                            $ 393              $ 434

                         See Notes to Consolidated Financial Statements.

                                  DUKE ENERGY CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                                       (IN MILLIONS)

                                                           September 30,          December 31,
                                                                1999                  1998
                                                            (Unaudited)
                                                        -------------------    ------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                   $ 1,060                  $ 80
      Receivables                                                   3,580                 2,318
      Inventory                                                       590                   543
      Current portion of natural gas transition costs                 100                   100
      Current portion of purchased capacity costs                     135                    99
      Unrealized gains on mark-to-market transactions                 612                 1,457
      Other                                                           195                   228
                                                        -------------------    ------------------
           Total current assets                                     6,272                 4,825
                                                        -------------------    ------------------
INVESTMENTS AND OTHER ASSETS
      Investments in affiliates                                     1,384                   902
      Nuclear decommissioning trust funds                             654                   580
      Pre-funded pension costs                                        320                   332
      Goodwill, net                                                   727                   495
      Notes receivable                                                158                   244
      Unrealized gains on mark-to-market transactions                 573                   396
      Other                                                           503                   283
                                                        -------------------    ------------------
           Total investments and other assets                       4,319                 3,232
                                                        -------------------    ------------------
PROPERTY, PLANT AND EQUIPMENT
      Cost                                                         29,413                27,128
      Less accumulated depreciation and amortization                9,240                10,253
                                                        -------------------    ------------------
           Net property, plant and equipment                       20,173                16,875
                                                        -------------------    ------------------
REGULATORY ASSETS AND DEFERRED DEBITS
      Purchased capacity costs                                        535                   648
      Debt expense                                                    227                   253
      Regulatory asset related to income taxes                        506                   506
      Natural gas transition costs                                     16                    80
      Environmental clean-up costs                                     33                    87
      Other                                                           268                   300
                                                        -------------------    ------------------
           Total regulatory assets and deferred debits              1,585                 1,874
                                                        -------------------    ------------------


      TOTAL ASSETS                                               $ 32,349              $ 26,806
                                                        ===================    ==================

                 See Notes to Consolidated Financial Statements.

                                                          DUKE ENERGY CORPORATION
                                                       CONSOLIDATED BALANCE SHEETS
                                                             (IN MILLIONS)


                                                                                      September 30,           December 31,
                                                                                          1999                   1998
                                                                                       (Unaudited)
                                                                                       --------------         -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                                      $ 2,538               $ 1,754
      Notes payable and commercial paper                                                         95                   209
      Taxes accrued                                                                           1,113                   119
      Interest accrued                                                                          111                   109
      Current maturities of long-term debt and preferred stock                                  925                   707
      Unrealized losses on mark-to-market transactions                                          665                 1,387
      Other                                                                                     519                   642
                                                                                       --------------         -------------
           Total current liabilities                                                          5,966                 4,927
                                                                                       --------------         -------------
LONG-TERM DEBT                                                                                8,092                 6,272
                                                                                       --------------         -------------
DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred income taxes                                                                   3,549                 3,733
      Investment tax credit                                                                     229                   242
      Nuclear decommissioning costs externally funded                                           654                   580
      Environmental clean-up liabilities                                                        110                   148
      Unrealized losses on mark-to-market transactions                                          400                   362
      Other                                                                                   1,154                   907
                                                                                       --------------         -------------
           Total deferred credits and other liabilities                                       6,096                 5,972
                                                                                       --------------         -------------
MINORITY INTERESTS                                                                            1,193                   253
                                                                                       --------------         -------------
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED
      NOTES OF DUKE ENERGY CORPORATION OR SUBSIDIARIES                                        1,404                   919
                                                                                       --------------         -------------
PREFERRED AND PREFERENCE STOCK
      Preferred and preference stock with sinking fund requirements                              84                   104
      Preferred and preference stock without sinking fund requirements                          209                   209
                                                                                       --------------         -------------
           Total preferred and preference stock                                                 293                   313
                                                                                       --------------         -------------
COMMON STOCKHOLDERS' EQUITY
      Common stock, no par, 1 billion shares authorized; 365 million and 363 million
           shares outstanding at September 30, 1999 and December 31, 1998, respectively       4,519                 4,449
      Retained earnings                                                                       4,786                 3,701
                                                                                       --------------         -------------
           Total common stockholders' equity                                                  9,305                 8,150
                                                                                       --------------         -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 32,349              $ 26,806
                                                                                       ==============         =============

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

Field Services gathers, processes, transports and markets natural gas and produces, transports and markets natural gas liquids (NGLs). Field Services operates gathering systems in western Canada and ten contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and onshore and offshore Gulf Coast areas.

Trading and Marketing primarily markets natural gas, electricity and other energy-related products across North America. Duke Energy owns a 60% interest in Trading and Marketing's energy trading operations, with Mobil Corporation owning a 40% minority interest. This segment also includes limited hydrocarbon exploration and production activities that are wholly owned by Duke Energy.

Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy North America, LLC (formerly Duke Energy Power Services, LLC) and Duke Energy International, LLC (Duke Energy International).

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The Consolidated Financial Statements include the accounts of Duke Energy and all majority-owned subsidiaries. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption and the timing of maintenance of certain electric generating units.

COMMODITY INSTRUMENTS. Effective January 1, 1999, Duke Energy adopted Emerging Issues Task Force Consensus No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" for certain energy forward contracts. This accounting standard requires entities involved in energy trading activities to record energy trading contracts using the mark-to-market method of accounting. Under this methodology, the contracts are adjusted to market value, and the gains and losses are recognized in current period income and are included in the Consolidated Statements of Income as Natural Gas and Petroleum Products Purchased. While implementation of this accounting standard affected certain components of financial position, the cumulative effect of the change in accounting method on the Consolidated Statements of Income for the period ended September 30, 1999 was not material.

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

---------------------------------------------------------------------------------------------------
DENOMINATOR FOR EARNINGS PER SHARE (In millions)
---------------------------------------------------------------------------------------------------
                                                   Three Months Ended        Nine Months Ended
                                                     September 30,             September 30,
                                                ------------------------- -------------------------
                                                   1999         1998         1999         1998
                                                ------------ ------------ ------------ ------------
Denominator for basic earnings per share
   (weighted average shares outstanding)                365          361          364          361
Assumed exercise of dilutive stock options                1            1            1            1
                                                ------------ ------------ ------------ ------------
Denominator for dilutive earnings per share             366          362          365          362
---------------------------------------------------------------------------------------------------

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

3.       BUSINESS ACQUISITIONS/DISPOSITIONS

PARANAPANEMA, GENERADORA ACAJUTLA S.A. DE C.V. AND GENERADORA SALVADORENA, S.A. DE C.V. During the third quarter, Duke Energy, through its wholly owned subsidiary, Duke Energy International, completed two acquisitions in South America. In August 1999, Duke Energy International completed the $692 million purchase, excluding acquisition costs, of a controlling voting interest and an approximate 40% economic interest in an electric generating company in Brazil, Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema). In September 1999, Duke Energy International completed the $125 million purchase, excluding acquisition costs, of controlling interests in two El Salvadorian generating companies, Generadora Acajutla S.A. de C.V. and Generadora Salvadorena, S.A. de C.V.

Both of these acquisitions were accounted for using the purchase method, and the assets and liabilities of the acquisitions were consolidated as of the purchase date. Earnings from the acquisitions have been consolidated subsequent to the purchase date. Assets acquired and liabilities assumed have been recorded at their preliminary estimated fair values, and the excess of the purchase price over the estimated fair value of the net assets has been recorded as goodwill and is being amortized over the estimated useful lives. The final purchase price allocation and estimated life of goodwill are subject to adjustment when additional information concerning asset and liability valuations is finalized and the evaluation of certain pre-acquisition contingent liabilities has been completed.

UNION PACIFIC RESOURCES' GATHERING, PROCESSING AND MARKETING OPERATIONS. On March 31, 1999, Duke Energy, through its wholly owned subsidiary, Duke Energy Field Services, Inc., completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), as well as UPR's natural gas and NGL marketing activities (collectively, "the UPR acquisition"). The UPR acquisition was accounted for by the purchase method. The assets and liabilities of the UPR acquisition were consolidated in Duke Energy's financial statements as of March 31, 1999 and earnings have been consolidated subsequent to the acquisition. The excess of the purchase price over the fair value of the net identifiable assets and liabilities acquired of $135 million has been recorded as goodwill and is being amortized on a straight-line basis over 15 to 20 years.

Duke Energy assumed responsibility for certain environmental liabilities associated with the UPR acquisition. During due diligence procedures prior to the acquisition, Duke Energy identified environmental contamination at certain UPR facilities. In September 1999, Duke Energy transferred liability and risk for soil and groundwater contamination to a third party that will take responsibility for environmental remediation and provide financial management and program oversight. Additional environmental matters may also require corrective action. The cost to enter into the contract and remediate the remaining conditions was approximately $58 million, of which $34 million remains as a liability at September 30, 1999 in Environmental Clean-up Liabilities on the Consolidated Balance Sheets. The adjustment to the environmental accrual was reflected as an adjustment to goodwill. Any other remaining adjustments to estimated amounts recorded in conjunction with the UPR acquisition will also be recorded as an adjustment to goodwill. However, management believes that any change in the estimated costs will not have a material adverse effect on the consolidated results of operations or financial position.

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

-----------------------------------------------------------------------------------------
COMBINED OPERATING RESULTS OF THE PEPL COMPANIES AND TRUNKLINE LNG FOR THE
PERIOD FROM JANUARY 1, 1999 THROUGH MARCH 28, 1999(a) (In millions)
-----------------------------------------------------------------------------------------
Operating Revenues                                                          $126
Operating Expenses                                                            57
Other Income, Net                                                              4
                                                                    ---------------------
    Earnings Before Interest and Taxes                                     $  73
-----------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------
BUSINESS SEGMENT DATA (In millions)
-----------------------------------------------------------------------------------------------------
                                                                                        Capital and
                                   Unaffiliated Intersegment    Total                    Investment
                                    Revenues     Revenues     Revenues        EBIT      Expenditures
                                   ------------ ------------ ------------ ------------- -------------
THREE MONTHS ENDED
SEPTEMBER 30, 1999
Electric Operations                    $1,503     $      -       $1,503         $617        $  194
Natural Gas Transmission                  237           26          263          128            80
Field Services                            989          219        1,208           49            58
Trading and Marketing                   3,589          131        3,720           (6)            6
Global Asset Development                  211           93          304          128         1,144
Other Energy Services                     125           26          151          (47)           77
Real Estate Operations                     43            -           43           32            82
Other Operations (a)                       (3)           9            6            7             2
Eliminations                                -         (504)        (504)           -             -
                                   ------------ ------------ ------------ ------------- -------------
   Total Consolidated                  $6,694     $      -       $6,694         $908        $1,643
-----------------------------------------------------------------------------------------------------

THREE MONTHS ENDED
SEPTEMBER 30, 1998
Electric Operations                    $1,438     $      -       $1,438         $591       $   146
Natural Gas Transmission                  354           21          375          178            78
Field Services                            569          156          725            7            74
Trading and Marketing                   2,727           27        2,754           31             2
Global Asset Development                   70           41          111           33           724
Other Energy Services                     104           23          127            6            26
Real Estate Operations                     41            -           41           33            73
Other Operations (a)                       (4)          12            8           (8)            5
Eliminations                                -         (280)        (280)           -             -
                                   ------------ ------------ ------------ ------------- -------------
   Total Consolidated                  $5,299     $      -       $5,299         $871        $1,128
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
BUSINESS SEGMENT DATA, CONTINUED (In millions)
-----------------------------------------------------------------------------------------------------
                                                                                        Capital and
                                   Unaffiliated Intersegment    Total                    Investment
                                    Revenues     Revenues     Revenues        EBIT      Expenditures
                                   ------------ ------------ ------------ ------------- -------------
NINE MONTHS ENDED
SEPTEMBER 30, 1999
Electric Operations                  $  3,659   $         -    $  3,659       $1,343       $   497
Natural Gas Transmission                  852           73          925          482           187
Field Services                          1,837          497        2,334           97         1,595
Trading and Marketing                   8,307          245        8,552           50            37
Global Asset Development                  393          133          526          185         1,782
Other Energy Services                     394           70          464          (58)           87
Real Estate Operations                    109            -          109           78           235
Other Operations (a)                       (6)          27           21          (18)           13
Eliminations                                -       (1,045)      (1,045)           -             -
                                   ------------ ------------ ------------ ------------- -------------
   Total Consolidated                 $15,545   $        -      $15,545       $2,159        $4,433
-----------------------------------------------------------------------------------------------------

NINE MONTHS ENDED
SEPTEMBER 30, 1998
Electric Operations                  $  3,608     $      -     $  3,608       $1,331       $   386
Natural Gas Transmission                1,075           77        1,152          534           202
Field Services                          1,701          422        2,123           68           205
Trading and Marketing                   6,439           54        6,493           59             4
Global Asset Development                  165           43          208           57           829
Other Energy Services                     320           58          378           15            39
Real Estate Operations                    120            -          120           97           163
Other Operations (a)                       (1)          14           13          (30)           10
Eliminations                                -         (668)        (668)           -             -
                                   ------------ ------------ ------------ ------------- -------------
   Total Consolidated                 $13,427     $      -      $13,427       $2,131        $1,838
-----------------------------------------------------------------------------------------------------

-------------------------------------------------------------------
SEGMENT ASSETS (In millions)
-------------------------------------------------------------------
                                      September      December 31,
                                      30, 1999           1998
                                   ---------------- ---------------
Electric Operations                   $13,144          $12,953
Natural Gas Transmission                3,884            4,996
Field Services                          3,702            1,893
Trading and Marketing                   3,832            3,233
Global Asset Development                5,336            2,061
Other Energy Services                     449              376
Real Estate Operations                    962              724
Other Operations (a)                    1,824              968
Eliminations                             (784)            (398)
                                   ---------------- ---------------
   Total Consolidated                 $32,349          $26,806
-------------------------------------------------------------------

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

In connection with the September 1999 issuance of Senior Notes totaling $1.5 billion, Duke Energy entered into Treasury Rate Lock Agreements in August 1999 to mitigate interest rate movements during the negotiation and marketing of the debt issuance. The agreements, with a notional principal amount of $400 million, were settled on September 21, 1999, and resulted in proceeds of approximately $3 million, which will be amortized to interest expense over the life of the underlying debt issuance.

6.       DEBT AND CREDIT FACILITIES

In September 1999, Duke Energy (through Duke Capital Corporation, a wholly owned subsidiary of Duke Energy) issued $500 million of 7 1/4% Senior Notes due 2004, $500 million of 7 1/2% Senior Notes due 2009 and $500 million of 8% Senior Notes due 2019. Duke Energy issued $200 million Series B 5 3/8% Senior Notes due 2009 and $200 million Series C 6.60% Senior Notes due 2038 in January 1999 and March 1999, respectively.

In relation to the acquisition of Paranapanema, Duke Energy assumed approximately $456 million of non-recourse debt, denominated in Brazilian reals, due in 2013. The interest rate on the debt assumed is 10.0% and the principal is indexed annually to inflation.

In March, 1999, Duke Energy obtained a three-year medium term foreign facility that allows borrowings up to approximately $350 million, of which approximately $97 million was outstanding at September 30, 1999. This facility has a variable interest rate that approximated 5.4% as of September 30, 1999.

Duke Energy borrowed approximately $300 million in both Australian and New Zealand dollars in January 1999 to fund asset purchases in these countries. This bridge financing expired in July 1999 but has been extended through December 31, 1999. These notes have variable interest rates that approximated 5.3% as of September 30, 1999.

In September 1999, Duke Energy Australia Pty Ltd, an indirect subsidiary of Duke Energy, established a combined commercial paper and medium-term note program in the amount of approximately $500 million. The program is denominated in Australian dollars and is guaranteed by Duke Capital. Issuances from this program will be used to refund the $300 million bridge financing and fund on-going construction expenditures for the Eastern Gas Pipeline.

7. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED NOTES OF DUKE ENERGY OR SUBSIDIARIES

In August 1999, Duke Capital Financing Trust III (Trust III) issued $250 million of its 8 3/8% trust preferred securities at an approximate $8 million discount, representing preferred undivided beneficial interests in the assets of Trust
III. In June 1999, Duke Energy Capital Trust II (Trust II) issued $250 million of its 7.20% trust preferred securities at an approximate $8 million discount, representing preferred undivided beneficial interests in the assets of Trust II. Trust III and Trust II are business trusts and are treated as subsidiaries of Duke Energy for financial reporting purposes. Payment of distributions on the preferred securities is guaranteed by Duke Capital Corporation and Duke Energy but only to the extent that Trust III and Trust II have funds legally and immediately available to make such distributions. The proceeds from the issuance of the trust preferred securities were invested in junior subordinated notes of the respective companies.

8.   COMMON STOCK

At Duke Energy's annual meeting of shareholders held on April 15, 1999, shareholders approved an amendment to the Articles of Incorporation to increase the authorized common stock from 500 million to 1 billion shares.

During the quarters ended June 30, 1999 and 1998, the Corporation's board of directors declared second and third quarter dividends of $0.55 per share per quarter, for a total of $1.10 per share of dividends declared. During the third quarters of 1999 and 1998 no dividends were declared.

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

ENVIRONMENTAL. In June 1999, the Environmental Protection Agency certified that Texas Eastern Transmission Corporation (TETCO), a wholly owned subsidiary of Duke Energy, had completed clean up of PCB (polychlorinated biphenyl) contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. Due to the completion of the project under budget, the estimated liability and amounts to be recovered from customers were reduced resulting in a $28 million reduction in expense in June 1999. TETCO is required to continue groundwater monitoring on a number of sites for at least the next two years. The estimated cost of such monitoring is not material.

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

10.      SUBSEQUENT EVENTS

In August 1999, Duke Energy International announced that it reached a definitive agreement with Dominion Resources, Inc. to acquire its portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. The businesses being purchased have total gross generating capacity of approximately 1,200 megawatts. In October 1999, Duke Energy International completed the purchase of the businesses in Belize and Peru. The completion of the remaining purchases are subject to receiving appropriate governmental consents and approvals and are expected to close by mid-2000.

In October 1999, Duke Energy International successfully acquired additional ownership interests in Egenor, a hydroelectric and thermal generation business in Peru from two other parties for $152 million in cash and certain other assets in South America. The purchase increased Duke Energy International's ownership in Egenor from approximately 30% to 90%.

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

These segments were defined as a result of Duke Energy adopting Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in December 1998. See Note 1 to the Consolidated Financial Statements for further descriptions.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the quarter ended September 30, 1999, earnings available for common stockholders were $436 million, or $1.20 per basic share. For the comparable 1998 period, earnings available for common stockholders were $424 million, or $1.18 per basic share.

For the nine months ended September 30, 1999, earnings available for common stockholders were $1,681 million, or $4.62 per basic share, including an after-tax extraordinary gain of $660 million, or $1.82 per basic share. For the comparable 1998 period, earnings available for common stockholders were $1,012 million, or $2.81 per basic share, net of an after-tax extraordinary loss of $8 million, or $0.02 per basic share. The increase in earnings available for common stockholders is primarily due to the 1999 extraordinary gain resulting from the sale of the Midwest Pipelines.

Operating income and earnings before interest and taxes (EBIT) for the quarter ended September 30, 1999 were $884 million and $908 million, respectively, compared to $826 million and $871 million, respectively, for the same period in 1998. Operating income and EBIT for the nine months ended September 30, 1999 were $2,042 million and $2,159 million, respectively, compared to $1,983 million and $2,131 million, respectively, for the same period in 1998. Operating income and EBIT are affected by the same fluctuations for Duke Energy and each of its business segments. The only notable variable between the two amounts is the inclusion in EBIT of non-operating gains and losses in Other Income and Expenses on the Consolidated Statements of Income. Operating gains and losses are included in Operating Revenues and Operating Expenses for Global Asset Development and Real Estate operations as they are an integral part of their business operations. EBIT by business segment are summarized in the following table and are discussed by business segment thereafter.

----------------------------------------------------------------------------------------------------
EBIT BY BUSINESS SEGMENT (In millions)
---------------------------------- -----------------------------------------------------------------
                                         Three Months Ended                Nine Months Ended
                                            September 30,                    September 30,
                                   -------------------------------- --------------------------------
                                        1999             1998            1999             1998
                                   ---------------- --------------- ---------------- ---------------
Electric Operations                     $617             $591          $1,343           $1,331
Natural Gas Transmission                 128              178             482              534
Field Services                            49                7              97               68
Trading and Marketing                     (6)              31              50               59
Global Asset Development                 128               33             185               57
Other Energy Services                    (47)               6             (58)              15
Real Estate Operations                    32               33              78               97
Other Operations (a)                       7               (8)            (18)             (30)
                                   ---------------- --------------- ---------------- ---------------
Consolidated EBIT                       $908             $871          $2,159           $2,131
----------------------------------------------------------------------------------------------------

(a) Includes communication services, water services and certain unallocated corporate items.

Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

ELECTRIC OPERATIONS

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 -------------- -------------- --------------- --------------
(In millions, except where noted)                    1999           1998            1999           1998
------------------------------------------------ -------------- -------------- --------------- --------------
Operating Revenues                                  $1,503         $1,438         $3,659          $3,608
Operating Expenses                                     908            876          2,379           2,353
                                                 -------------- -------------- --------------- --------------
Operating Income                                       595            562          1,280           1,255
Other Income, Net of Expenses                           22             29             63              76
                                                 -------------- -------------- --------------- --------------
EBIT                                               $   617        $   591         $1,343          $1,331
                                                 ============== ============== =============== ==============

Sales - GWh (a)                                     23,141         23,365         62,462          63,458
-------------------------------------------------------------------------------------------------------------

(a) Gigawatt-hours

For the quarter ended September 30, 1999, EBIT for Electric Operations increased $26 million compared to the same period in 1998. The increase is primarily due to a 2.6% increase in the average number of total customers, partially offset by a 1.0% decrease in gigawatt-hour sales. Sales to general service customers were up 3.3%, while sales to industrial and residential customers were comparable to the prior year quarter.

For the nine months ended September 30, 1999, EBIT for Electric Operations increased $12 million compared to the same period in 1998. The increase is primarily the result of a 2.7% increase in the average number of total customers, partially offset by a decrease of 1.6% in gigawatt-hour sales. Sales to general service customers were up 3.4%, offset by declines in sales to industrial customers of 2.3%.

NATURAL GAS TRANSMISSION

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 -------------- -------------- --------------- --------------
(In millions, except where noted)                    1999           1998            1999           1998
------------------------------------------------ -------------- -------------- --------------- --------------
Operating Revenues                                    $263           $375           $925          $1,152
Operating Expenses                                     139            205            457             640
                                                 -------------- -------------- --------------- --------------
Operating Income                                       124            170            468             512
Other Income, Net of Expenses                            4              8             14              22
                                                 -------------- -------------- --------------- --------------
EBIT                                                  $128           $178           $482          $  534
                                                 ============== ============== =============== ==============

Throughput - TBtu (a)                                  338            527          1,489           1,896
-------------------------------------------------------------------------------------------------------------

(a) Trillion British thermal units

For the quarter and nine months ended September 30, 1999, EBIT for the Natural Gas Transmission segment decreased $50 million and $52 million, respectively, compared to the same periods in 1998. Due to the sale of the Midwest Pipelines to CMS Energy Corporation (CMS) on March 29, 1999, EBIT for the Midwest Pipelines decreased $37 million and $91 million for the quarter and nine months ended September 30, 1999, respectively, compared to the prior year.

EBIT for the Northeast Pipelines decreased $13 million for the quarter ended September 30, 1999 compared to the same period in 1998. The decrease is primarily due to last year's resolution of gas supply realignment cost issues ("GSR issues") which resulted in $39 million of EBIT in 1998. Partially offsetting this decrease was increased earnings from market-expansion projects and joint ventures, lower operating expenses and a $10 million benefit related to the completion of certain PCB (polychlorinated biphenyl) and soil clean-up programs ("PCB programs").

For the nine months ended September 30, 1999, Northeast Pipelines' EBIT increased $39 million compared to the same period in 1998. The increase is primarily the result of increased earnings from market-expansion projects and joint ventures and lower operating expenses. Benefits totaling $38 million related to the completion of PCB programs also increased EBIT in 1999. Partially offsetting these contributions to EBIT were the non-recurrence of the 1998 resolution of the GSR issues and a 1998 refund from a state property tax ruling.

FIELD SERVICES

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 -------------- -------------- --------------- --------------
(In millions, except where noted)                    1999           1998            1999           1998
------------------------------------------------ -------------- -------------- --------------- --------------
Operating Revenues                                  $1,208            $725         $2,334          $2,123
Operating Expenses                                   1,158             716          2,237           2,085
                                                 -------------- -------------- --------------- --------------
Operating Income                                        50               9             97              38
Other Income, Net of Expenses                           (1)             (2)             -              30
                                                 -------------- -------------- --------------- --------------
EBIT                                              $     49          $    7       $     97        $     68
                                                 ============== ============== =============== ==============

Natural Gas Gathered and
   Processed/Transported, TBtu/d (a)                   5.8             3.7             4.9            3.7
Natural Gas Liquids (NGL)
   Production, MBbl/d (b)                            224.7           115.4           182.5          111.5
Natural Gas Marketed, TBtu/d                           0.5             0.5             0.5            0.5
Average Natural Gas Price per MMBtu (c)              $2.59           $1.99           $2.16          $2.13
Average NGL Price per Gallon                         $0.40           $0.24           $0.31          $0.27
-------------------------------------------------------------------------------------------------------------

(a) Trillion British thermal units per day
(b) Thousand barrels per day
(c) Million British thermal units

For the quarter ended September 30, 1999, EBIT for Field Services increased $42 million compared to the same period in 1998. A significant portion of the increase resulted from the March 31, 1999 acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), (collectively, the "UPR acquisition"). Improved average NGL prices, which were up $0.16 per gallon, or 66.7%, from the prior year quarter also contributed to the increase.

For the nine months ended September 30, 1999, EBIT for Field Services increased $29 million compared to the same period in 1998. The increase is primarily the result of the UPR acquisition and increased average NGL prices. These improvements were partially offset by a $31 million gain on the sale of two NGL fractionation facilities in 1998, which is included in other income.

TRADING AND MARKETING

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 -------------- -------------- --------------- --------------
(In millions, except where noted)                    1999           1998            1999           1998
------------------------------------------------ -------------- -------------- --------------- --------------
Operating Revenues                                   $3,720         $2,754         $8,552          $6,493
Operating Expenses                                    3,727          2,723          8,508           6,435
                                                 -------------- -------------- --------------- --------------
Operating Income                                         (7)            31             44              58
Other Income, Net of Expenses                             1              -              6               1
                                                 -------------- -------------- --------------- --------------
EBIT                                              $      (6)      $     31       $     50        $     59
                                                 ============== ============== =============== ==============

Natural Gas Marketed, TBtu/d                           10.4            7.5           10.4             7.5
Electricity Marketed, GWh                            34,131         37,000         78,147          80,426
-------------------------------------------------------------------------------------------------------------

EBIT for Trading and Marketing decreased $37 million for the three months ended September 30, 1999 compared with the same period in 1998. The decrease is largely due to lower natural gas and electricity trading margins, and decreased volatility in these respective commodity markets when compared to 1998 when the volatility was unusually high.

For the nine months ended September 30, 1999, EBIT for Trading and Marketing decreased $9 million compared to the same period in 1998. The decrease is primarily the result of lower natural gas trading margins, offset slightly by higher electricity trading margins.

GLOBAL ASSET DEVELOPMENT

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 -------------- -------------- --------------- --------------
(In millions, except where noted)                    1999           1998            1999           1998
------------------------------------------------ -------------- -------------- --------------- --------------
Operating Revenues                                    $304            $111           $526            $208
Operating Expenses                                     166              86            369             167
                                                 -------------- -------------- --------------- --------------
Operating Income                                       138              25            157              41
Other Income, Net of Expenses                          (10)              8             28              16
                                                 ============== ============== =============== ==============
EBIT                                                  $128           $  33           $185           $  57
                                                 ============== ============== =============== ==============

                                                                                    As of September 30,
                                                                               ------------------------------
                                                                                     1999            1998
                                                                               --------------- --------------

Proportional MW (a) Capacity Owned (b)                                              7,928           4,435
Proportional Maximum Pipeline (b)
   Capacity, Tbtu                                                                     112              45
-------------------------------------------------------------------------------------------------------------

(a) Megawatts
(b) Includes under construction or under contract

For the quarter and nine months ended September 30, 1999, EBIT for Global Asset Development increased $95 million and $128 million, respectively, compared with the same periods in 1998. These increases are primarily due to $63 million in income from the sale of partial interests in generating stations in Madison, Ohio and Vermillion, Indiana. Contributions from new projects in South America, Australia and California also contributed to the increases. Partially offsetting these increases were higher operating expenses due to increased development costs and business expansion. Additionally, included in EBIT for the nine months ended 1999, is income related to the sale of the Mecklenburg Cogeneration facility and option fee income related to the sale of a partial interest in the Bridgeport facility.

OTHER ENERGY SERVICES

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 -------------- -------------- --------------- --------------
(In millions)                                        1999           1998            1999           1998
------------------------------------------------ -------------- -------------- --------------- --------------
Operating Revenues                                    $151           $127            $464            $378
Operating Expenses                                     198            122             522             364
                                                 -------------- -------------- --------------- --------------
Operating Income                                       (47)             5             (58)             14
Other Income, Net of Expenses                            -              1               -               1
                                                 -------------- -------------- --------------- --------------
EBIT                                                 $ (47)        $    6           $ (58)          $  15
-------------------------------------------------------------------------------------------------------------

For the quarter and nine months ended September 30, 1999, EBIT for Other Energy Services decreased $53 million and $73 million, respectively, compared to the same periods in 1998. The decreases in EBIT are primarily the result of a $38 million charge, including expenses associated with severance and office closings, at Duke Engineering & Services, Inc. associated with repositioning the company for growth. Continued increased development activity at DukeSolutions, Inc., and decreased earnings from projects of Duke Engineering & Services, Inc. also contributed to the decreased EBIT.

REAL ESTATE OPERATIONS

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 -------------- -------------- --------------- --------------
(In millions)                                        1999           1998            1999           1998
-------------------------------------------------------------------------------------------------------------
Operating Revenues                                     $43             $41           $109            $120
Operating Expenses                                      11               8             31              23
                                                 -------------- -------------- --------------- --------------
EBIT                                                   $32             $33          $  78           $  97
-------------------------------------------------------------------------------------------------------------

For the quarter ended September 30, 1999, EBIT for Real Estate Operations decreased $1 million when compared with the same period in 1998. This decrease resulted primarily from a reduction in lake lot sales and project sales, partially offset by increased developed lot sales.

For the nine months ended September 30, 1999, EBIT for Real Estate Operations decreased $19 million when compared with the same period in 1998. This decrease is due primarily to a lake lot sales program completed during 1998 and the 1998 gain on the sale of land in the Jocassee Gorges region to the state of South Carolina, partially offset by the 1999 gain on the sale of land in the Jocassee Gorges region to the state of North Carolina.

OTHER IMPACTS ON EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS

For the quarter and nine months ended September 30, 1999, interest expense increased $14 million and $20 million, respectively, over the comparable 1998 periods due to higher average debt balances outstanding.

Minority interest increased $1 million and $37 million for the quarter and nine months ended September 30, 1999, respectively, over the comparable periods in 1998. The increases were due primarily to regular distributions paid on new issuances of Duke Energy's trust preferred securities. Partially offsetting these increases were the reduced minority interests in 1999 compared to 1998 related to the trading and marketing joint venture with Mobil Corporation.

As a result of favorable resolution of several income tax issues and the utilization of certain capital loss carryforwards due to the sale of the Midwest Pipelines, income tax provisions aggregating $30 million were reduced during the second quarter of 1999.

The sale of the Midwest Pipelines to CMS closed on March 29, 1999 and resulted in a $660 million extraordinary gain, net of income tax of $404 million. (See further discussion in Liquidity and Capital Resources, Investing Cash Flows section and in Note 3 to the Consolidated Financial Statements.) In January 1998, TEPPCO Partners L.P., in which Duke Energy has a 21.1% ownership interest, redeemed certain First Mortgage Notes which resulted in Duke Energy recording a non-cash extraordinary loss of $8 million, net of income tax of $5 million, related to its share of costs of the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

INVESTING CASH FLOWS

Capital and investment expenditures were approximately $4,433 million for the nine months ended September 30, 1999 compared to approximately $1,838 million for the same period in 1998. Increased capital and investment expenditures during the period primarily resulted from business expansion for the Field Services and Global Asset Development segments discussed below.

FIELD SERVICES

On March 31, 1999, Field Services completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from UPR along with its natural gas and NGL marketing activities (collectively "the UPR acquisition"). Additionally, Duke Energy assumed responsibility for certain environmental liabilities associated with the UPR acquisition. During due diligence procedures prior to the acquisition, Duke Energy identified environmental contamination at certain UPR facilities. In September 1999, Duke Energy transferred liability and risk for soil and groundwater contamination to a third party that will take responsibility for environmental remediation and provide financial management and program oversight. Additional environmental matters may also require corrective action. The cost to enter into the contract and remediate the remaining conditions was approximately $58 million, of which $34 million remains as a liability at September 30, 1999 in Environmental Clean-up Liabilities on the Consolidated Balance Sheets.

GLOBAL ASSET DEVELOPMENT

In January 1999, Global Asset Development's international business unit, Duke Energy International, LLC (Duke Energy International) completed the $315 million purchase of power generation and transmission assets in western Australia and New Zealand from Broken Hill Proprietary Company Limited (BHP), including an ownership interest in a pipeline in western Australia. This acquisition also includes a development proposal for a cogeneration plant and a portfolio of international and Australian-based projects.

In August 1999, Duke Energy International completed the $692 million purchase, excluding acquisition costs, of a controlling voting interest and an approximate 40% economic interest in Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema). Paranapanema is Brazil's eleventh largest electric generating company, owning and operating 2,307 megawatts of hydroelectric generation facilities.

In September 1999, Duke Energy International completed the $125 million purchase, excluding acquisition costs, of controlling interests in two El Salvadorian generating companies, Generadora Acajutla S.A. de C.V. and Generadora Salvadorena, S.A. de C.V. The El Salvadorian generating companies currently own 275 megawatts of thermal power generation. Expansion and modernization construction of approximately $75 million will begin prior to the end of the year, with completion scheduled for late 2001.

In August 1999, Duke Energy International announced that it reached a definitive agreement with Dominion Resources, Inc. to acquire its portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. In October 1999, Duke Energy International successfully completed the purchase of additional ownership interests in the hydroelectric and thermal generation business in Peru from two other parties for approximately $152 million in cash and certain other assets. See Note 10 to the Consolidated Financial Statements for further discussion.

Global Asset Development's domestic business unit, Duke Energy North America, LLC has begun construction of three new power generation plants: the Hidalgo Energy project, a 510-megawatt, gas-fired merchant plant in south Texas; the Madison Generating Station, a 640-megawatt, gas-fired merchant peaking plant in Butler County, Ohio; and, the Vermillion Generating Station, a 640-megawatt, gas-fired merchant peaking plant in Vermillion County, Indiana. Duke/Fluor Daniel will serve as the construction and engineering contractor for the plants, a Duke Energy Natural Gas Transmission pipeline will deliver the natural gas supply, and Trading and Marketing will provide energy management services and market the plants' output. Duke Energy's capital commitment to these three projects totals approximately $465 million.

TRADING AND MARKETING

During the second quarter of 1999, Trading and Marketing formed a new subsidiary, Duke Energy Hydrocarbons, to invest capital in limited hydrocarbon exploration and production prospects through non-operating working interests. Duke Energy's intent is to produce natural gas to partially offset the short gas position of Duke Energy's power generation assets and to increase production volumes that will be beneficial to Field Services, Trading and Marketing, and Natural Gas Transmission. Duke Energy Hydrocarbons has contracted to participate in limited drilling programs comprising 27 prospects in the Gulf of Mexico. Drilling began in the second quarter with additional drilling continuing for the remainder of 1999.

ELECTRIC OPERATIONS

In April 1999, Duke Power contracted to purchase six steam generators from Babcock & Wilcox to replace those currently at Duke Power's Oconee Nuclear Station. The total estimated cost of the steam generator replacement project is $420 million. It is projected that the steam generators on Unit 1 will be installed in 2003, with Units 2 and 3 following in 2004.

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

FINANCING CASH FLOWS

Duke Energy's consolidated capital structure at September 30, 1999, including short-term debt, was 42% debt, 6% minority interest, 6% trust preferred securities, 2% preferred stock and 44% common equity. Fixed charges coverage, calculated using the Securities and Exchange Commission method, was 4.6 times and 5.0 times for the nine months ended September 30, 1999 and 1998, respectively.

Duke Energy plans to continue to significantly grow several of its business segments: Field Services, Trading and Marketing, Global Asset Development and Other Energy Services. These growth opportunities, along with dividends, debt repayments and operating and investing requirements, are expected to be funded by cash from operations, external financing and the proceeds from certain asset sales, most notably the sale of the Midwest Pipelines.

In January 1999, Duke Energy issued $200 million of 5 3/8% Series B Senior Notes due 2009. In March 1999, Duke Energy issued $200 million of 6.60% Series C Senior Notes due 2038. Also included in financings for the first nine months of 1999 are bank borrowings of Global Asset Development related to the purchase and development of assets in Australia and New Zealand. Approximately $300 million of these borrowings occurred in the first quarter and related to the purchase of BHP's portfolio of energy assets. This bridge financing expired in July 1999, but has been extended through December 31, 1999. These notes have variable interest rates that approximated 5.3% as of September 30, 1999. Global Asset Development also assumed approximately $456 million of non-recourse debt, denominated in Brazilian reals, due in 2013, in relation to the acquisition of Paranapanema in the third quarter. The interest rate on the debt assumed is 10.0% and the principal is indexed annually to inflation.

In September 1999, Duke Energy, through its subsidiary, Duke Capital Corporation, issued $500 million of 7 1/4% Senior Notes due 2004, $500 million of 7 1/2% Senior Notes due 2009 and $500 million of 8%

Senior Notes due 2019. The proceeds from the sale of these notes will be used for general corporate purposes, including reducing commercial paper indebtedness incurred in connection with recent acquisitions of electric power generating assets in Brazil and elsewhere in South and Central America.

Also, during the year, Duke Energy's and Duke Capital Corporation's business trusts, which are treated as wholly owned subsidiaries for financial reporting purposes, issued a total of $500 million of trust preferred securities. (See
Note 7 to the Consolidated Financial Statements.)

Under its commercial paper facilities, Duke Energy had the ability to borrow up to $2.8 billion at both September 30, 1999 and December 31, 1998. The commercial paper facilities consisted of $1.25 billion for Duke Energy and $1.55 billion for Duke Capital Corporation. Duke Energy's various bank credit facilities totaled approximately $3.3 billion (including approximately $330 million related to foreign facilities) at September 30, 1999 and $2.9 billion at December 31, 1998. At September 30, 1999, approximately $1.1 billion was outstanding under the commercial paper facilities and approximately $97 million of borrowings were outstanding under the bank credit facilities.

In September 1999, Duke Energy Australia Pty Ltd, an indirect subsidiary of Duke Energy, established a combined commercial paper and medium-term note program in the amount of approximately $500 million. The program is denominated in Australian dollars and is guaranteed by Duke Capital. Issuances from this program will be used to refund the $300 million bridge financing and fund on-going construction expenditures for the Eastern Gas Pipeline.

In April 1999, Duke Energy's shareholders approved an amendment to the Articles of Incorporation to increase the authorized common stock from 500 million to 1 billion shares. This increase in authorized stock will provide Duke Energy with added flexibility in affecting financings, stock splits or stock dividends, stock plans and other transactions and arrangements involving the use of stock.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK POLICIES

Duke Energy is exposed to market risks associated with commodity prices, interest rates, equity prices and foreign exchange rates. Comprehensive risk management policies have been established by the Corporate Risk Management Committee (CRMC) to monitor and control these market risks. The CRMC is chaired by the Chief Financial Officer and primarily comprises senior executives. The CRMC has responsibility for oversight of all corporate energy risk management and approving energy financial exposure limits, as well as responsibility for oversight of interest rate risk, foreign currency risk and credit risk. A description of the changes in Duke Energy's market risk since December 31, 1998 follows.

INTEREST RATE RISK

From time to time Duke Energy may enter into financial derivative instruments including, but not limited to, swaps, options, and treasury rate agreements to manage and mitigate interest rate risk exposure. (See Note 5 to the Consolidated Financial Statements.)

To manage the interest rate risk associated with Duke Energy's variable rate commercial paper, Duke Energy entered into several fixed rate swap transactions for a total notional amount of $500 million in July 1999. The swaps effectively convert the variable rate of commercial paper to a fixed rate, mitigating the risk of future interest rate increases.

COMMODITY PRICE RISK

As a result of Field Services' acquisition from UPR on March 31, 1999, Duke Energy's exposure to market fluctuations in the prices of NGLs increased. Duke Energy has a program in place that analyzes and actively hedges a portion of its commodity price risk exposure, primarily NGLs. As of September 30, 1999, if NGL prices average one cent per gallon less in the next twelve months, earnings before income taxes will decrease by approximately $6 million, after considering the effect of Duke Energy's commodity hedge positions.

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

Duke Energy is exposed to foreign currency risk, sovereign risk and other foreign operations risk that arise from investments in international affiliates and businesses owned and operated in foreign countries. Since December 31, 1998, Duke Energy has made additional investments in foreign countries. At September 30, 1999, Duke Energy's primary foreign currency exchange rate exposures are the Brazilian real, the Australian dollar and the Canadian dollar. Investments in other foreign countries are not material. To mitigate risks associated with foreign currency fluctuations, when possible, contracts are denominated in or indexed to the U.S. dollar or may be hedged through debt denominated in the foreign currency. Duke Energy also uses foreign currency swaps, where possible, to manage its risk related to foreign currency fluctuations. To monitor its currency exchange rate risks, Duke Energy uses sensitivity analysis, which measures the impact of a devaluation of the foreign currencies to which it has exposure. Based on the sensitivity analysis at September 30, 1999, a 10% devaluation in the currency exchange rates in Brazil would reduce Duke Energy's financial position by $65 million and would not materially affect Duke Energy's consolidated results of operations or cash flows over the next twelve months. Based on the sensitivity analysis at September 30, 1999, a 10% devaluation in other foreign currencies would not materially affect Duke Energy's consolidated results of operations, financial position or cash flows.

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

In May 1997, North Carolina passed a bill that established a study commission to examine whether competition should be implemented in the state. Members of this commission include legislators, customers, utilities and a member of an environmental group. The study commission has met this fall to discuss electric restructuring issues and expects to issue its report to the state General Assembly in the year 2000.

More than a dozen bills on electric restructuring have been introduced in this session of Congress. On October 27, 1999 the US House Commerce Subcommittee on Energy and Power voted to move H.R. 2944, "The Electricity Competition and Reliability Act," to the full Commerce Committee. The primary restructuring issues addressed include repeal of major provisions of the Public Utility Holding Company Act (PUCHA) and the Public Utility Regulatory Policies Act (PURPA), reliability, transmission, nuclear decommissioning and State authority.

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

Comments on the NOPR were due August 23, 1999. Because this NOPR is in the very early stages, and ultimate resolution is unknown, management cannot estimate the effects on future consolidated results of operations or financial position.

MIXED-OXIDE FUELS

Duke Power has entered into a contract to use mixed oxide fuel at its McGuire and Catawba nuclear stations. Mixed-oxide fuel is very similar to conventional uranium fuel, but it utilizes plutonium from the government's surplus. Before using the fuel, Duke Power must apply for and receive amendments to the respective facility operating licenses from the Nuclear Regulatory Commission
(NRC). Duke Power is currently in the process of researching and preparing for the application process with actual license application to the NRC planned for the end of 2003. Mixed-oxide fuel is expected to be available for Duke Power use in 2007, subject to receiving appropriate governmental consents and approvals. Under a contract with the DOE, Duke Power will be reimbursed for all operating, maintenance and capital expenditures necessary to refurbish its plants for mixed-oxide fuel use. By using mixed-oxide fuel, Duke Power expects to realize a long-term supply of nuclear fuel at moderate savings over conventional uranium fuel.

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

Duke Energy is using a three-phase approach to address Year 2000 issues: 1) inventory and preliminary assessment of computer systems, equipment and devices;
2) detailed assessment and remediation planning; and 3) conversion, testing and contingency planning. Duke Energy is employing a combination of systems repair, planned systems replacement activities, systems retirement and workarounds to achieve Year 2000 readiness for its business and process control systems, equipment and devices. All business units, with the exception of Global Asset Development's Duke Energy International, have achieved Year 2000 readiness of their critical systems, equipment and devices as of September 30, 1999. Duke Energy International has recently acquired assets that it is integrating into its overall Year 2000 program and process. Duke Energy International has extended its Year 2000 readiness date to November 1999.

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

COSTS

Management believes it is devoting the resources necessary to achieve Year 2000 readiness in a timely manner. Current estimates for total costs of the program, including internal labor as well as incremental costs such as consulting and contract costs, are approximately $60 million, of which approximately $54 million had been incurred as of September 30, 1999. These costs exclude replacement systems that, in addition to being Year 2000 ready, provide significantly enhanced capabilities which will benefit operations in future periods.

RISKS

Management believes it has an effective program in place to manage the risks associated with the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which Duke Energy would temporarily be unable to deliver energy or energy services to its customers. Management believes that the most reasonably likely worst case scenario would be small, localized interruptions of service, which likely would be rapidly restored. In addition, there could be a temporary reduction in energy needs of customers caused by their own Year 2000 problems. If such a scenario occurs, management does not expect it to have a material adverse impact on consolidated results of operations or financial position.

CONTINGENCY PLANS

Year 2000 contingency planning addresses continuity of business operations for all periods during which Year 2000 impacts may occur. Duke Energy is participating in multiple industry efforts to facilitate effective Year 2000 contingency plans, and has completed its own Year 2000 contingency plans. As to the recently acquired assets, contingency plans are being addressed in conjunction with the readiness efforts for those assets. Contingency plans address various Year 2000 risk scenarios that cross departmental, business unit and industry lines as well as specific risks from various internal and external sources, including supplier readiness.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Illinois Environmental Protection Agency has initiated an environmental enforcement proceeding against a former subsidiary of Duke Energy relating to alleged air quality permit violations at a natural gas compressor station. Duke Energy has agreed to indemnify the purchaser of this former subsidiary against liability for any penalty or fines resulting from these alleged violations. This proceeding could result in a penalty in excess of $100,000. Management believes that the resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

For additional information concerning litigation and other contingencies, see
Note 9 to the Consolidated Financial Statements, "Commitments and
Contingencies."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders of Duke Energy during the third quarter of 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

         (27)     Financial Data Schedule (included in electronic filing only)


 (b)   Reports on Form 8-K

         A Current Report on Form 8-K filed on August 5, 1999 contained disclosures under Item 5, Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DUKE ENERGY CORPORATION

November 10, 1999                        /s/  Richard J. Osborne
                                        ---------------------------------------
                                        Richard J. Osborne
                                        Executive Vice President and
                                        Chief Financial Officer


November 10, 1999                        /s/  Sandra P. Meyer
                                        ---------------------------------------
                                        Sandra P. Meyer
                                        Vice President and Corporate Controller