Form 10-K
period 1999-12-31
DUKE ENERGY CORP
filed 2000-03-21
CIK 30371

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                --------------

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________ to ____________

Commission file number 1-4928

                            DUKE ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

               North Carolina                       56-0205520
       (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

  526 South Church Street, Charlotte, North         28202-1904
                  Carolina                          (Zip Code)
  (Address of principal executive offices)

                                  704-594-6200
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                    on which registered
-------------------                                   ---------------------
Common Stock, without par value                   New York Stock Exchange, Inc.
6.375% Preferred Stock A, 1993 Series, par value
 $25                                              New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 5 7/8% Due
 2001                                             New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 5 7/8%
 Series C Due 2003                                New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 1/4%
 Series B Due 2004                                New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 3/8% Due
 2008                                             New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 5/8%
 Series B Due 2003                                New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 3/4% Due
 2025                                             New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 7/8%
 Series B Due 2023                                New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7% Due 2000   New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7% Series B
 Due 2000                                         New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7% Due 2033   New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7 1/2%
 Series B Due 2025                                New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7 7/8% Due
 2024                                             New York Stock Exchange, Inc.
7.20% Quarterly Income Preferred Securities
 issued by Duke Energy
 Capital Trust I and guaranteed by Duke Energy
 Corporation                                      New York Stock Exchange, Inc.
7.20% Trust Preferred Securities issued by Duke
 Energy Capital
 Trust II and guaranteed by Duke Energy
 Corporation                                      New York Stock Exchange, Inc.
Preference Stock Purchase Rights                  New York Stock Exchange, Inc.
Series C 6.60% Senior Notes Due 2038              New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class

                        Preferred Stock, par value $100

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at
 February 29, 2000............................................ $ 17,313,000,000
Number of shares of Common Stock, without par value,
 outstanding at February 29, 2000.............................      366,689,508

                      Documents incorporated by reference:

  The registrant is incorporating herein by reference certain sections of the proxy statement relating to the 2000 annual meeting of shareholders to provide information required by Part III, Items 10, 11, 12 and 13 of this annual report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DUKE ENERGY CORPORATION

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

Item                                                                       Page
----                                                                       ----
                                    PART I.

1.Business...............................................................    1
   General...............................................................    1
   Electric Operations...................................................    3
   Natural Gas Transmission..............................................    7
   Field Services........................................................    9
   Trading and Marketing.................................................   11
   Global Asset Development..............................................   12
   Other Energy Services.................................................   14
   Real Estate Operations................................................   15
   Environmental Matters.................................................   15
   Foreign Operations and Export Sales...................................   16
   Employees.............................................................   16
   Operating Statistics..................................................   17
   Executive Officers of Duke Energy.....................................   18
2.Properties.............................................................   18
3.Legal Proceedings......................................................   20
4.Submission of Matters to a Vote of Security Holders....................   20

                                    PART II.

5.Market for Registrant's Common Equity and Related Stockholder Matters..   20
6.Selected Financial Data................................................   21
7.Management's Discussion and Analysis of Results of Operations and
 Financial Condition.....................................................   21
7A.Quantitative and Qualitative Disclosures About Market Risk............   39
8.Financial Statements and Supplementary Data............................   40
9.Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   80

                                   PART III.

10.Directors and Executive Officers of the Registrant....................   80
11.Executive Compensation................................................   80
12.Security Ownership of Certain Beneficial Owners and Management........   80
13.Certain Relationships and Related Transactions........................   80

                                    PART IV.

14.Exhibits, Financial Statement Schedule, and Reports on Form 8-K.......   81
  Signatures.............................................................   82
  Exhibit Index..........................................................   83

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

  From time to time, Duke Energy may make statements regarding its assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Duke Energy cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results, and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that the actual results will not differ materially from those expressed or implied by the forward-looking statements. For a discussion of some factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues-- Forward-Looking Statements."

                                    PART I.

Item 1. Business.

GENERAL

  Duke Energy Corporation (collectively with its subsidiaries, "Duke Energy") is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments:

  .Electric Operations
  .Natural Gas Transmission
  .Field Services
  .Trading and Marketing
  .Global Asset Development
  .Other Energy Services
  .Real Estate Operations

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

  Natural Gas Transmission provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the sale of the Midwest Pipelines on March 29, 1999, Natural Gas Transmission also provided interstate transportation and storage services in the midwest states. See further discussion of the sale of the Midwest Pipelines in Note 2 to the Consolidated Financial Statements, "Business Combinations, Acquisitions and Dispositions." The interstate natural gas transmission and storage operations are subject to the rules and regulations of the FERC.

  Field Services gathers, processes, transports and markets natural gas and produces, transports and markets natural gas liquids (NGLs). Field Services operates gathering systems in western Canada and ten contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and onshore and offshore Gulf Coast areas.

  Trading and Marketing markets natural gas, electricity and other energy-related products across North America. Duke Energy owns a 60% interest in Trading and Marketing's energy trading operations, with Mobil Corporation owning a 40% minority interest. This segment also includes certain other trading activities and limited hydrocarbon exploration and production activities that are wholly owned by Duke Energy.

  Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy North America, LLC (Duke Energy North America) and Duke Energy International, LLC (Duke Energy International).

  Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (Duke Engineering & Services), Duke/Fluor Daniel and DukeSolutions, Inc. (DukeSolutions).

  Real Estate Operations conducts its business through Crescent Resources, Inc., which develops high quality commercial and residential real estate projects and manages land holdings in the southeastern U.S.

  The 1997 merger of Duke Power Company (Duke Power) and PanEnergy Corp (PanEnergy) was accounted for as a pooling of interests; therefore, all financial information included in this annual report for periods prior to the merger include the combined historical financial results of Duke Power and PanEnergy. See Note 2 to the Consolidated Financial Statements, "Business Combinations, Acquisitions and Dispositions," for additional information on the merger.

  Certain terms used to describe Duke Energy's business are explained below.

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

  Greenfield Development. The development of a new power generating facility on an undeveloped site.

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

  Local Distribution Company (LDC). A company that obtains the major portion of its revenues from the operations of a retail distribution system for the delivery of electricity or gas for ultimate consumption.

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

  Throughput. The amount of natural gas or natural gas liquids transported through a pipeline system.

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

  Watt. A measure of real power production or usage equal to one joule per second.

  A discussion of the current business and operations of each of Duke Energy's segments follows. For further discussion of the operating outlook of Duke Energy and its segments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Introduction--Business Strategy." For financial information concerning Duke Energy's business segments, see Note 3 to the Consolidated Financial Statements, "Business Segments."

  Duke Energy is a North Carolina corporation with its principal executive offices located at 526 South Church Street, Charlotte, NC 28202-1904. The telephone number is 704-594-6200.

ELECTRIC OPERATIONS

Service Area and Customers

  Electric Operations' service area, approximately two-thirds of which lies in North Carolina, covers about 22,000 square miles with an estimated population of 5.3 million and includes a number of cities, of which the largest are Charlotte, Greensboro, Winston-Salem and Durham in North Carolina, and Greenville and Spartanburg in South Carolina. Electric Operations supplies electric service directly to approximately two million residential, commercial and industrial customers in more than 200 cities, towns and unincorporated communities. Electricity is sold at wholesale to incorporated municipalities and to several public and private utilities. In addition, sales are made through contractual agreements to municipal or cooperative customers who purchased portions of the Catawba Nuclear Station. For statistics related to gigawatt-hour sales by customer type, see "Business, Operating Statistics." For further discussion of the Catawba Nuclear Station joint ownership, see Note 5 to the Consolidated Financial Statements, "Joint Ownership of Generating Facilities."

  Electric Operations' service area is undergoing increasingly diversified industrial and commercial development. The textile industry, machinery and equipment manufacturing, and chemical and chemical-related industries are of major significance to the economy of the area. Other industrial activities include rubber and plastic products, paper and allied products, and various other light and heavy manufacturing and service businesses. The largest industry served is the textile industry, which accounted for approximately $428 million of Electric Operations' revenues for 1999, representing 10% of total electric revenues and 36% of industrial revenues. Electric Operations normally experiences seasonal peak loads in summer and winter.

(A map appears here depicting Electric Operation's 100 kV Electric Lines, 230kV Electric Lines, 500 kV Electric Lines, Nuclear Facilities, Fossil Facilities, Hydro Facilities, and Combustion Turbine Facilities.)

Capability and Resources of Energy

  Electric energy required to supply the needs of Electric Operations' customers is primarily generated by three nuclear generating stations with a combined net capability of 5,020 megawatts (MW) (Oconee Nuclear Station--2,538 MW, McGuire Nuclear Station--2,200 MW and Catawba Nuclear Station--282 MW, which represents Electric Operations' 12.5% ownership share in the Catawba Nuclear Station), eight coal-fired stations with a combined capability of 7,699 MW, thirty-one hydroelectric stations with a combined capability of 2,803 MW and six combustion turbine stations with a combined capability of 1,784 MW. Energy and capacity are also supplied through contracts with other generators of electricity and purchased on the open market. Electric Operations has interconnections and arrangements with its neighboring utilities, which are considered adequate for planning, emergency assistance, exchange of capacity and energy and reliability of power supply. Future increased energy requirements of Electric Operations' customers are expected to be supplied through purchased power contracts and open market purchases. For statistics regarding sources of electric energy, see "Business, Operating Statistics."

Fuel Supply

  Electric Operations presently relies principally on coal and nuclear fuel for the generation of electric energy. Electric Operations' reliance on oil and gas is minimal. Information regarding the utilization of sources of power and cost of fuels for each of the three years in the period ended December 31, 1999 is set forth in the following table:

                                                                 Cost of Fuel
                                                                   per Net
                                                Generation by   Kilowatt-hour
                                                   Source         Generated
                                                (Percent)(d)      (Cents)(d)
                                              ----------------- --------------
                                              1999  1998  1997  1999 1998 1997
                                              ----- ----- ----- ---- ---- ----
   Coal......................................  50.4  50.7  59.0 1.33 1.32 1.30
   Nuclear(a)................................  48.0  46.2  38.5 0.43 0.44 0.48
   Oil and gas(b)............................   0.8   1.0   0.4 4.51 4.01 5.58
                                              ----- ----- ----- ---- ---- ----
   All fuels (cost based on weighted
    average)(a)..............................  99.2  97.9  97.9 0.92 0.93 0.99
   Hydroelectric(c)..........................   0.8   2.1   2.1
                                              ----- ----- -----
                                              100.0 100.0 100.0
                                              ===== ===== =====

  --------
  (a) Statistics related to nuclear generation and all fuels reflect Electric Operations' 12.5% ownership interest in the Catawba Nuclear Station.
  (b) Cost statistics include amounts for light-off fuel at Electric Operations' coal-fired stations.
  (c) Generating figures are net of output required to replenish pumped storage units during off-peak periods.
  (d) Years prior to 1998 have been restated to include Nantahala Power and Light.

  Coal. Electric Operations meets its coal demand through purchase supply contracts and spot agreements. Large amounts of its coal supply are obtained under supply contracts with mining operators utilizing both underground and surface mining. Electric Operations has an adequate supply of coal to fuel its current operations. Its supply contracts, all of which have price adjustment provisions, have expiration dates ranging from 2000 to 2003. Duke Energy believes that it will be able to renew such contracts as they expire or to enter into similar contractual arrangements with other coal suppliers for the quantities and qualities of coal required. The coal purchased under these supply contracts is produced from mines located in eastern Kentucky, southern West Virginia and southwestern Virginia. Coal requirements not met by supply contracts have been and are expected to be fulfilled with spot market purchases.

  The average sulfur content of coal being purchased by Electric Operations is approximately 1%. Such coal satisfies the current emission limitation for sulfur dioxide for existing facilities. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues-- Environmental, Air Quality Control" for additional information regarding particulate matter.

  Nuclear. Generally, the process for developing nuclear generating fuel supply involves the mining and milling of uranium ore to produce uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of that gas and fabrication of the enriched uranium hexafluoride into usable fuel assemblies. Electric Operations has contracted for uranium materials and services required to fuel the Oconee, McGuire and Catawba Nuclear Stations. Based upon current projections, these contracts will meet Electric Operations' requirements through the following years:

                                      Uranium  Conversion Enrichment Fabrication
   Nuclear Station                    Material  Service    Service     Service
   ---------------                    -------- ---------- ---------- -----------
   Oconee............................   2000      2000       2002       2006
   McGuire...........................   2000      2000       2002       2009
   Catawba...........................   2000      2000       2002       2009

  Uranium material requirements will be met through various supplier contracts, with uranium material produced primarily in the U.S. and Canada. Duke Energy believes that it will be able to renew contracts as they expire or to enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services. Requirements not met by long-term supply contracts have been and are expected to be fulfilled with unfabricated uranium spot market purchases.

  Duke Energy entered into a contract with the Department of Energy (DOE) to use mixed oxide fuel at its McGuire and Catawba nuclear stations. The mixed oxide fuel is fabricated from plutonium from the government's surplus and is similar to conventional uranium fuel. Before using the fuel, Duke Energy must apply for and receive amendments to the respective facility operating licenses from the Nuclear Regulatory Commission (NRC). Mixed oxide fuel is scheduled to be used at McGuire and Catawba nuclear stations in 2007.

  After spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy has entered into contracts with the DOE for the disposal of spent nuclear fuel. The DOE failed to begin accepting the spent nuclear fuel on January 31, 1998, the date provided by the Nuclear Waste Policy Act and by Duke Energy's contract with the DOE. On June 8, 1998, Duke Energy filed with the U.S. Court of Federal Claims a claim against the DOE for damages in excess of $1 billion arising out of the DOE's failure to begin accepting commercial spent nuclear fuel by January 31, 1998. Damages claimed in the suit are intended to recover costs that Duke Energy is incurring and will continue to incur as a result of the DOE's partial material breach of its contract with Duke Energy, including costs associated with securing additional spent fuel storage capacity. Duke Energy will continue to safely manage its spent nuclear fuel until the DOE accepts it.

Competition

  Electric industry restructuring is being addressed in all 50 states and in the District of Columbia, which is resulting in changes in the industry. For further discussion, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Electric Competition."

  Electric Operations is currently subject to competition in some areas from government owned power systems, municipally owned electric systems, rural electric cooperatives and, in certain instances, other private utilities. Currently, statutes in North Carolina and South Carolina provide for the assignment by the NCUC and the PSCSC, respectively, of all areas outside municipalities in such States to regulated electric utilities and rural electric cooperatives. Substantially all of the territory comprising the Electric Operations' service area has been so assigned. The remaining areas have been designated as unassigned and in such areas Electric Operations remains subject to competition. A decision of the North Carolina Supreme Court limits, in some instances, the right of North Carolina municipalities to serve customers outside their corporate limits. In South Carolina there continues to be competition between municipalities and other electric suppliers outside the corporate limits of the municipalities, subject, however, to the regulation of the PSCSC. In addition, Electric Operations is engaged in continuing competition with various natural gas providers.

Regulation

  The NCUC and the PSCSC approve rates for retail electric sales within their respective states. The FERC approves Electric Operations' rates for certain electric sales to wholesale customers. For further discussion of rate matters, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters-- Electric Operations." The FERC, the NCUC and the PSCSC also have authority over the construction and operation of Electric Operations' facilities. Electric Operations holds certificates of public convenience and necessity issued by the FERC, the NCUC and the PSCSC, authorizing it to construct and operate the electric facilities now in operation for which certificates are required, and to sell electricity to retail and wholesale customers. Prior approval from the NCUC and the PSCSC is required to issue securities.

  The NCUC, PSCSC and FERC have implemented regulations governing access to regulated electric customer data by non-regulated entities and services provided between regulated and non-regulated affiliated entities. These regulations affect the activities of Trading and Marketing, Global Asset Development, and Other Energy Services with Electric Operations.

  The Energy Policy Act of 1992 (EPACT) and the FERC's subsequent rulemaking activities permit the FERC to order transmission access for third parties to transmission facilities owned by another entity. EPACT does not, however, permit the FERC to issue orders requiring transmission access to retail customers. The FERC has issued orders for third-party transmission service and a number of rules of general applicability, including Orders 888 and 889. Pursuant to the FERC's final rules, Electric Operations obtained from the FERC open-access rule the rights to sell capacity and energy at market-based rates from its own assets. For further discussion, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues-- Electric Competition."

  The Electric Operations segment is subject to the jurisdiction of the NRC as to the design, construction and operation of its nuclear stations. For discussions of nuclear decommissioning costs and nuclear insurance regulatory requirements and coverages, see Note 11 to the Consolidated Financial Statements, "Nuclear Decommissioning Costs" and Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies--Nuclear Insurance," respectively.

  The hydroelectric generating facilities of Electric Operations are licensed by the FERC under Part I of the Federal Power Act, with license terms expiring from 2001 to 2036. The nuclear generating facilities of Electric Operations are licensed by the NRC with license terms expiring from 2013 to 2026. The FERC has authority to grant extensions of hydroelectric generating licenses, and the NRC has authority to grant extensions of nuclear generating licenses. Duke Energy has filed an application for a 20-year renewal of its operating license for the Oconee Nuclear Station. The application is expected to receive approval from the NRC in 2000. Duke Energy is also initiating the license renewal process for the McGuire and Catawba Nuclear Stations in 2000. Duke Energy has filed a license application for one of its hydroelectric facilities for which it expects to receive a new license by 2001. Duke Energy is also in various stages of relicensing other facilities whose licenses expire between 2005 and 2008.

  The Electric Operations segment is subject to the jurisdiction of the Environmental Protection Agency (EPA) and state environmental agencies. For a discussion of environmental regulation, see "Business, Environmental Matters."

NATURAL GAS TRANSMISSION

  Natural Gas Transmission provides interstate transportation and storage of natural gas through its Northeast Pipelines, which includes Texas Eastern Transmission Corporation (TETCO) and Algonquin Gas Transmission Company (Algonquin). The Midwest Pipelines, which included Panhandle Eastern Pipe Line Company (PEPL) and Trunkline Gas Company (Trunkline), were also a part of Natural Gas Transmission until their sale to CMS Energy Corporation (CMS) in March 1999. See further discussion of the sale in Note 2 to the Consolidated Financial Statements, "Business Combinations, Acquisitions and Dispositions."

  Investments include a 37.5% ownership interest in Maritimes & Northeast Pipeline, which has a design capacity of 530 million cubic feet per day (MMcf/d) in Canada and 400 MMcf/d in the U.S. Maritimes & Northeast Pipeline was placed in service and received the first delivery of natural gas from the Sable Offshore Energy Project in December 1999.

  In January 2000, Natural Gas Transmission announced that it had entered into a definitive agreement to purchase the East Tennessee Natural Gas Company, a 1,100-mile pipeline that crosses the TETCO pipeline in Tennessee and serves the rapidly growing southeastern region of the U.S. The transaction is expected to close in late March 2000, subject to regulatory approval. For more information on this purchase, see Note 19 to the Consolidated Financial Statements, "Subsequent Events."

  For 1999, consolidated natural gas deliveries by Natural Gas Transmission's interstate pipelines totaled 1,893 trillion British thermal units (TBtu), compared to 2,593 TBtu in 1998. For the Northeast Pipelines, 1999 natural gas deliveries were 1,565 TBtu, a 7% increase from last year. The Midwest Pipelines, as a consequence of the sale to CMS, reported natural gas deliveries of 328 TBtu in 1999 compared to 1,141 TBtu in 1998.

A majority of the delivered volumes of Natural Gas Transmission's interstate pipelines represents gas transported under long-term firm service agreements with local distribution company (LDC) customers in the pipelines' market areas. Firm transportation services are also provided under contract to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines provide both firm and interruptible transportation to customers on a short-term or seasonal basis. See natural gas deliveries statistics under "Business, Operating Statistics." Demand for gas transmission of Natural Gas Transmission's interstate pipeline systems is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters.

  Natural Gas Transmission's interstate pipeline systems consist of approximately 11,000 miles of pipe, which include 650 miles related to the partial ownership interest in Maritimes & Northeast Pipeline. The pipeline systems receive natural gas from most major North American producing regions for delivery to markets primarily in the Mid-Atlantic and New England states.

(A map appears here depicting Natural Gas Transmission's interstate pipeline systems and storage.)

  TETCO's major customers are located in Pennsylvania, New Jersey and New York, and include LDCs serving the Pittsburgh, Philadelphia, Newark and New York City metropolitan areas. Algonquin's major customers include LDCs and electric power generators located in the Boston, Hartford, New Haven, Providence and Cape Cod areas.

  TETCO also provides firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service. TETCO's storage services utilize two joint venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. TETCO also leases storage capacity. TETCO's certificated working capacity in these three fields is 75 billion cubic feet (Bcf), and the combined working gas in storage was 59 Bcf on December 31, 1999. Algonquin owns no storage fields.

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

Regulation

  The FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. For further discussion of rate matters, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources--Operating Cash Flows" and
Note 4 to the Consolidated Financial Statements, "Regulatory Matters--Natural Gas Transmission." The FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation, storage and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. TETCO and Algonquin hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

  As required by FERC Order 636, Natural Gas Transmission's pipelines operate as open-access transporters of natural gas, providing unbundled firm and interruptible transportation and storage services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier. FERC allows pipelines to recover eligible costs, known as "transition costs," resulting from the implementation of Order 636. For further discussion of Order 636, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters-- Natural Gas Transmission."

  The FERC has implemented regulations governing access to regulated natural gas transmission customer data by non-regulated entities and services provided between regulated and non-regulated affiliated entities. These regulations affect the activities of Trading and Marketing, Global Asset Development and Other Energy Services with Natural Gas Transmission.

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

FIELD SERVICES

  Field Services gathers, processes, transports and markets natural gas and produces, transports and markets NGLs. Field Services owns and operates approximately 28,000 miles of natural gas gathering systems, including intrastate pipelines, and 52 natural gas processing plants in the U.S. and Canada. Field Services also has ownership interests in 12 other natural gas processing plants in the U.S.

  Field Services gathers natural gas from production wellheads through gathering systems in western Canada and ten contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and onshore and offshore Gulf Coast areas. Field Services' operations also include several intrastate pipeline systems and one high-deliverability natural gas storage facility.

  The map below includes Field Services' natural gas gathering systems, intrastate pipelines, region offices and supply areas. The map also shows the interstate systems of the Natural Gas Transmission segment.

  (A map appears here depicting the items indicated in the above paragraph.)

  Field Services' NGL processing operations involve the extraction of NGLs from natural gas and, at certain facilities, the fractionation of the NGLs into their individual components (ethane, propane, butane and natural gasoline). The natural gas used in Field Services' processing operations is generally gathered on its own gathering system. NGLs are sold by Field Services to a variety of customers ranging from large, multi-national petrochemical and refining companies to small, family-owned retail propane distributors. Most NGL sales are based upon current market-related prices. Field Services also produces helium at the National Helium Corporation facility in Liberal, Kansas and the Ladder Creek facility in Colorado.

  Field Services' operating results are significantly impacted by changes in NGL prices, which increased approximately 30.8% in 1999 compared to 1998. See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk" for a discussion of Field Services' exposure to changes in commodity prices.

  On March 31, 1999, Field Services completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), as well as UPR's natural gas and NGL marketing activities (collectively, "the UPR acquisition"). For further discussion of the UPR acquisition see Note 2 to the Consolidated Financial Statements, "Business Combinations, Acquisitions and Dispositions."

  In 1998, Field Services sold assets related to its crude oil gathering and marketing business, including 1,800 miles of intrastate crude oil pipelines in the Mid-Continent and South Texas areas and 450 miles of intrastate NGL pipelines in the Texas Gulf Coast area, to TEPPCO Partners, L.P. (TEPPCO) in exchange for an additional ownership interest in TEPPCO. As a result of the sale, Duke Energy now has a 2% general partner interest and a 19.1% limited partner interest in TEPPCO, a publicly owned master limited partnership that transports refined products and liquefied petroleum products through a 4,300 mile pipeline system.

  On December 16, 1999, Field Services announced that it had signed definitive agreements to combine Field Services' gas gathering and processing businesses with Phillips Petroleum Company's Gas Processing and Marketing unit to form a new midstream company. The transaction is expected to close by late March 2000. For additional information, see Note 19 to the Consolidated Financial Statements, "Subsequent Events."

  See certain operating statistics of Field Services under "Business, Operating Statistics." Activities of Field Services can fluctuate in response to the seasonality affecting natural gas.

Competition

  Field Services competes with major integrated oil companies, major interstate pipelines, national and local natural gas gatherers, brokers, marketers and distributors for natural gas supplies, in gathering and processing natural gas and in marketing and transporting natural gas and NGLs. Competition for natural gas supplies is primarily based on the efficiency and reliability of operations, the availability of transportation to high demand markets and the ability to obtain a satisfactory price for the producer's natural gas. Competition for sales customers is based primarily upon reliability and price of delivered natural gas and NGLs.

Regulation

  The intrastate pipelines owned by the Field Services group are subject to state regulation and, to the extent they provide services under Section 311 of the Natural Gas Policy Act of 1978, are also subject to FERC regulation. However, the majority of the natural gas gathering activities of the Field Services group are not subject to regulation by the FERC.

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

TRADING AND MARKETING

  Trading and Marketing markets natural gas, electricity and other energy-related products across North America. Duke Energy owns a 60% interest in Trading and Marketing's natural gas and electric power trading operations, with Mobil Corporation (Mobil) owning a 40% minority interest. Trading and Marketing also includes certain other trading activities and limited hydrocarbon exploration and production activities that are wholly owned by Duke Energy.

  Trading and Marketing markets natural gas primarily to LDCs, electric power generators (including Global Asset Development's generation facilities), municipalities, large industrial end-users and energy marketing companies. Trading and Marketing markets electricity to investor owned utilities, municipal power generators and other power marketers. Trading and Marketing also provides energy management services, such as supply and market aggregation, peaking services, dispatching, balancing, transportation, storage, tolling, contract negotiation and administration, as well as energy commodity risk management products and services. Operations are primarily in the U.S. and, to a lesser extent, in Canada, and are serviced through three operating centers. Additionally, during 1999, Duke Energy Hydrocarbons was formed to invest capital in limited hydrocarbon exploration and production prospects through non-operating working interests.

  Natural gas marketing operations encompass both on-system and off-system supplies. With respect to on-system supplies, Trading and Marketing generally purchases natural gas from Field Services' facilities and delivers the gas to an intrastate or interstate pipeline for redelivery to another customer. Natural Gas Transmission's pipelines are utilized for deliveries when prudent. With respect to off-system supplies, Trading and Marketing purchases natural gas from producers, pipelines and other suppliers not connected with Duke Energy's facilities for resale to customers. Substantially all of Mobil's U.S. and Canadian natural gas production is committed to be marketed through Trading and Marketing through 2006.

  With respect to electricity marketing operations, Trading and Marketing purchases electricity from third-party suppliers and from Global Asset Development's domestic generation facilities for resale to customers.

  Trading and Marketing has a portfolio of short-term and long-term sales agreements with customers, the vast majority of which incorporate market-sensitive pricing terms. Long-term gas purchase agreements with producers, principally entered into in connection with on-system supplies, also generally include market-sensitive pricing provisions. Purchases and sales of off-system gas and electricity supplies are normally made under short-term contracts. Purchase and sales commitments involving significant price and location risk are generally hedged with offsetting commitments and commodity futures, swaps and options. For information concerning Trading and Marketing's risk-management activities, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk--Commodity Price Risk" and Note 7 to the Consolidated Financial Statements, "Risk Management and Financial Instruments--Commodity Derivatives-- Trading."

  See certain operating statistics of Trading and Marketing under "Business, Operating Statistics." Activities of Trading and Marketing can fluctuate in response to the seasonality affecting both electricity and natural gas.

Competition

  Trading and Marketing competes with major integrated oil companies, major interstate pipelines and their marketing affiliates, brokers, marketers and distributors, and electric utilities and other electric power marketers for natural gas supplies and in marketing natural gas, electricity and other energy commodities. Competition in the energy marketing business is driven by the price of commodities and services delivered, along with the quality and reliability of services provided.

Regulation

  The energy marketing activities of Trading and Marketing may, in certain circumstances, be subject to the jurisdiction of the FERC. Current FERC policies permit Trading and Marketing entities subject to FERC jurisdiction to market natural gas and electricity at market-based rates.

GLOBAL ASSET DEVELOPMENT

  Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily in the U.S. through Duke Energy North America and internationally, currently in Australia and Latin America, through Duke Energy International.

  Deregulation of energy markets in the U.S. and abroad is providing substantial opportunities for Global Asset Development to grow through acquisitions, construction of greenfield projects and expansion of existing facilities. Global Asset Development is an active participant in both domestic and international competitive energy-related markets, which include natural gas pipelines, power generation, energy trading and marketing and other services. Global Asset Development owns, operates or has substantial interests in approximately 12,500 MW of generation and approximately 1,900 miles of pipeline systems, including projects under construction.

  Domestically, Duke Energy North America is investing in new merchant power plants throughout the U.S. To capture the greatest value, Duke Energy North America, through its portfolio management strategy, seeks opportunities to invest in markets which have capacity needs and to divest, in whole or in part, when significant value can be realized. During 1999, Duke Energy North America began construction of multiple new power generation plants in the southwest and midwest.

  The following map includes Duke Energy North America's power generation facilities.

(A map appears here depicting Duke Energy North America's power generation facilities, including those under construction.)

  Duke Energy International continues to focus on its regional target areas in Australia and Latin America for further expansion opportunities and intends to implement its strategies in Europe. In January 1999, Duke Energy International completed the $315 million purchase of power generation and transmission assets in western Australia and New Zealand, including an ownership interest in a pipeline in western Australia. From August 1999 through January 2000, Duke Energy International entered into a series of transactions to complete an approximate $1.0 billion purchase of an approximate 95% economic interest in Companhia de Geracao de Energia Eletrica Paranapanema, an electric generating company in Brazil. Also during 1999, Duke Energy International reached a definitive agreement with Dominion Resources, Inc. to acquire its portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. For additional information on business acquisitions see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources--Investing Cash Flows" and Notes 2 and 19 to the Consolidated Financial Statements, "Business Combinations, Acquisitions and Dispositions" and "Subsequent Events," respectively.

  The following map illustrates the locations of Duke Energy International's worldwide energy facilities, including projects under construction or under contract.

(A map appears here depicting the items indicated in the above paragraph.)

Competition and Regulation

  Global Asset Development experiences substantial competition from existing utility companies as well as other merchant electric generation companies in the U.S. Internationally, Global Asset Development focuses on regions where free markets prevail or are developing. Competition in these markets is from other multinational energy companies and local private and public utilities.

  Most of Global Asset Development's operations are not subject to regulation. However, to the extent that Global Asset Development's generating stations in California sell electricity under "reliability must run" agreements to the California Independent System Operator, such sales are made at FERC regulated rates.

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

  Duke Engineering & Services specializes in energy and environmental projects and provides comprehensive engineering, quality assurance, project and construction management and operating and maintenance services for all phases of hydroelectric, nuclear and renewable power generation, transmission and distribution projects worldwide.

  Duke/Fluor Daniel, operating through several entities, provides full service siting, permitting, licensing, engineering, procurement, construction, start-up, operating and maintenance services for fossil-fired plants, both domestically and internationally. Subsidiaries of Duke Energy and Fluor Corporation each own 50% of Duke/Fluor Daniel.

  DukeSolutions provides energy consulting services to large end users of energy by first identifying and then affecting points in a customer's operations where energy related costs are incurred, including procurement, production and disposal. The scope of services involves providing strategic solutions to reduce costs when customers buy energy, convert it into a usable form, use it to manufacture products and dispose of any waste.

  Other Energy Services experiences substantial competition from utilities and other independent companies in the U. S. or abroad.

  Other Energy Services is subject to the jurisdiction of the EPA and international, state and local environmental agencies. For a discussion of environmental regulation, see "Business, Environmental Matters."

REAL ESTATE OPERATIONS

  Real Estate Operations conducts its business through Crescent Resources Inc., which develops high quality commercial and residential real estate projects and manages land holdings in the southeastern U.S. At December 31, 1999, Real Estate Operations owned 4.2 million square feet of commercial and industrial space, with an additional 1.4 million square feet under construction. At December 31, 1999, the commercial portfolio included 2.6 million square feet of office space, 1.5 million square feet of warehouse space and 0.1 million square feet of retail space. In 1999, commercial buildings totaling 2.0 million of square feet were sold for $155 million.

  Real Estate Operations' residential developments are high-end, country club and golf course communities with individual lots sold to custom builders. In 1999, Real Estate Operations added the development of moderately priced residential communities in Jacksonville, Florida, with sales in tracts to national builders. In 1999, Real Estate Operations sold 917 residential developed lots for $138 million, and tract sales were $9 million.

  In 1999, Real Estate Operations also announced plans to enter the multi-family market and to significantly increase its retail development. At December 31, 1999, Real Estate Operations had approximately 200,000 acres of land under its management.

ENVIRONMENTAL MATTERS

  Duke Energy is subject to international, federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Certain environmental regulations affecting Duke Energy include:

  . The Clean Air Act Amendments of 1990, which require a two-phase reduction by electric utilities in aggregate annual emissions of sulfur dioxide and nitrogen oxide by 2000;

  . State Implementation Plans, which were issued by the EPA to 22 states including North and South Carolina, and the District of Columbia related to existing and new national ambient air quality standards for ozone;

  . The Federal Water Pollution Control Act Amendments of 1987, which require permits for facilities that discharge treated wastewater into the environment; and

  . The Comprehensive Environmental Response, Compensation and Liability Act, which can require any individual or entity which may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes which were sent to such site, to share in remediation costs for the site.

  For further discussion of environmental matters involving Duke Energy, including possible liability and capital costs, see "Legal Proceedings," "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Environmental" and Note 14 to the Consolidated Financial Statements,

"Commitments and Contingencies--Environmental." Compliance with international, federal, state and local provisions' regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the competitive position, consolidated results of operations or financial position of Duke Energy.

FOREIGN OPERATIONS AND EXPORT SALES

  Foreign operations consisted of 10% of consolidated revenues in 1999 and 15% of consolidated long-lived assets as of December 31, 1999. For 1998 and 1997, foreign operations and export sales were not material to Duke Energy as a whole. For a discussion of Duke Energy's foreign operations and the risks associated with them, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk--Foreign Operations Risk" and Notes 3 and 7 to the Consolidated Financial Statements, "Business Segments" and "Risk Management and Financial Instruments," respectively.

EMPLOYEES

  At December 31, 1999, Duke Energy had approximately 21,000 employees. Approximately 1,600 operating and maintenance employees are represented by unions. Of these approximately 1,400 are represented by the International Brotherhood of Electrical Workers (IBEW). During 1999, new agreements were reached with IBEW units for a portion of the employees. Additionally, negotiations began with the IBEW for a new contract for other employees. The new contract when completed, will be effective in 2000. An additional 74 employees are represented by the United Steelworkers and Rubberworkers of America. Approximately 160 employees are represented by the Paper, Allied, Chemical and Energy Workers Union (PACE, formerly the Oil, Chemical and Atomic Workers International Union). Two new agreements were reached with PACE during 1999.

OPERATING STATISTICS

                                            Years Ended December 31,
                                     -----------------------------------------
                                       1999    1998     1997     1996    1995
                                     -------- -------  -------  ------  ------
Electric Operations(a)
Sources of Electric Energy, GWh(b)
  Generated--net output:
  Coal.............................    41,306  42,164   45,234  40,649  32,389
  Nuclear..........................    39,263  38,366   29,569  33,177  39,836
  Hydro............................       638   1,714    1,633   1,802   2,117
  Oil and gas......................       662     846      301     199     255
                                     -------- -------  -------  ------  ------
    Total generation...............    81,869  83,090   76,737  75,827  74,597
  Purchased power and net
   interchange.....................     3,617   2,659    3,781   3,885   1,239
                                     -------- -------  -------  ------  ------
    Total output...................    85,486  85,749   80,518  79,712  75,836
  Plus: Purchases from other
   Catawba joint owners............     1,233   1,656    2,316   2,662   6,070
                                     -------- -------  -------  ------  ------
    Total sources of energy........    86,719  87,405   82,834  82,374  81,906
  Less: Line loss and company
   usage...........................     5,171   5,394    4,899   4,827   4,780
                                     -------- -------  -------  ------  ------
    Total GWh sales................    81,548  82,011   77,935  77,547  77,126
                                     ======== =======  =======  ======  ======
Electric Energy Sales, GWh
  Residential......................    21,897  22,002   20,483  21,484  20,124
  General service..................    21,807  21,093   19,687  19,593  18,461
  Industrial
   Textile.........................    11,201  11,981   11,955  11,603  12,155
   Other...........................    18,704  18,668   18,376  18,131  17,738
  Other energy and wholesale.......     7,715   8,933    7,029   6,781   7,852
                                     -------- -------  -------  ------  ------
    Total GWh sales billed.........    81,324  82,677   77,530  77,592  76,330
  Unbilled GWh sales...............       224    (666)     405     (45)    796
                                     -------- -------  -------  ------  ------
    Total GWh sales................    81,548  82,011   77,935  77,547  77,126
                                     ======== =======  =======  ======  ======
Natural Gas Transmission
Throughput Volumes, TBtu(c):
  Northeast Pipelines
   TETCO...........................     1,254   1,148    1,300   1,349   1,234
   Algonquin.......................       311     311      341     327     331
                                     -------- -------  -------  ------  ------
    Total Northeast Pipelines......     1,565   1,459    1,641   1,676   1,565
                                     -------- -------  -------  ------  ------
  Midwest Pipelines(d)
   PEPL............................       176     560      659     687     663
   Trunkline.......................       152     581      620     632     519
                                     -------- -------  -------  ------  ------
    Total Midwest Pipelines........       328   1,141    1,279   1,319   1,182
                                     -------- -------  -------  ------  ------
  Intercompany eliminations........        --      (7)     (58)    (56)    (44)
                                     -------- -------  -------  ------  ------
    Total Natural Gas
     Transmission..................     1,893   2,593    2,862   2,939   2,703
                                     ======== =======  =======  ======  ======
Field Services
Natural Gas Gathered and
 Processed/Transported, TBtu/d(e)..       5.1     3.6      3.4     2.9     1.9
NGL Production, MBbl/d(f)..........     192.4   110.2    108.2    78.5    54.8
Average Natural Gas Price per
 MMBtu(g)..........................     $2.27   $2.11    $2.59   $2.59   $1.64
Average NGL Price per Gallon.......     $0.34   $0.26    $0.35   $0.39   $0.33
Natural Gas Marketed, TBtu/d.......       0.5     0.4      0.4     0.5     0.1
Trading and Marketing
Natural Gas Marketed, TBtu/d.......      10.5     8.0      6.9     5.5     3.6
Electricity Marketed, GWh..........   109,634  98,991   64,650   4,229     513

--------
(a) Years prior to 1998 have been restated to include Nantahala Power and Light.
(b) Gigawatt-hour.
(c) Trillion British thermal units.
(d) Sold in March 1999.
(e) Trillion British thermal units per day.
(f) Thousand barrels per day.
(g) Million British thermal units.

EXECUTIVE OFFICERS OF DUKE ENERGY

  Richard B. Priory, 53, Chairman of the Board, President and Chief Executive Officer. Mr. Priory served as President and Chief Operating Officer from 1994 until he assumed his present position in 1997 following the merger with PanEnergy.

  William A. Coley, 56, Group President, Duke Power. Mr. Coley served as President of Duke Energy's Associated Enterprises Group from 1994 to 1997 when he assumed his present position following the merger.

  Fred J. Fowler, 54, Group President, Energy Transmission. Mr. Fowler served as Group Vice President of PanEnergy from 1996 until the merger, when he assumed his present position. He was President of TETCO from 1994 to 1996.

  Harvey J. Padewer, 52, Group President, Energy Services. Mr. Padewer assumed his present position on January 1, 1999. From 1995 through 1998, he served as Senior Vice President and General Manager of Utilicorp Energy Group, where he was President, Aquila Energy; President, Utilico Group; and Vice Chairman of the Board, Aquila Pipeline Corporation. From 1989 to 1995, he served in executive positions at ABB Power Generation, Inc., first as Vice President, Sales and Marketing and later as President, Turbine Power Division.

  Richard W. Blackburn, 57, Executive Vice President, General Counsel and Secretary. Mr. Blackburn was named to his present position in October 1997. Prior to joining Duke Energy, he served as President and Group Executive of NYNEX Corporation's Worldwide Communications and Media Group from 1995 to 1997.

  Richard J. Osborne, 49, Executive Vice President and Chief Financial Officer. Mr. Osborne served as Senior Vice President and Chief Financial Officer from 1994 until he assumed his present position in 1997 following the merger.

  Ruth G. Shaw, 52, Executive Vice President and Chief Administrative Officer. Ms. Shaw served as Senior Vice President, Corporate Resources, from 1994 until she assumed her present position following the merger.

  Sandra P. Meyer, 45, Vice President and Corporate Controller. Ms. Meyer assumed her present position in September 1999. Prior to her present position, Ms. Meyer served as Vice President, Duke Power Planning and Finance following the merger in 1997. She became Vice President and Controller of PanEnergy in 1994 and was named to the additional position of Treasurer in October 1996.

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

Item 2. Properties.

ELECTRIC OPERATIONS

  At December 31, 1999, Electric Operations operated three nuclear generating stations with a combined net capability of 5,020 MW (which includes 12.5% ownership in the Catawba Nuclear Station), eight coal-fired stations with a combined capability of 7,699 MW, thirty-one hydroelectric stations with a combined capability of 2,803 MW and six combustion turbine stations with a combined capability of 1,784 MW, all of which are located in North Carolina or South Carolina.

  In addition, Electric Operations owned, as of December 31, 1999, approximately 13,000 conductor miles of electric transmission lines, including 600 conductor miles of 525 kilovolts, 2,600 conductor miles of 230 kilovolts, 6,500 conductor miles of 100 kilovolts, and 3,300 conductor miles of 13 to 66 kilovolts. Electric Operations also owned approximately 91,100 conductor miles of electric distribution lines, including 61,800 conductor miles of rural overhead lines, 15,500 conductor miles of urban overhead lines, 7,500 conductor miles of rural underground lines and 6,300 conductor miles of urban underground lines. At December 31, 1999, the electric transmission and distribution systems comprised approximately 1,600 substations.

  Substantially all electric plant is mortgaged under the Indenture relating to First and Refunding Mortgage Bonds.

NATURAL GAS TRANSMISSION

  TETCO's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one consisting of three large-diameter parallel pipelines and the other consisting of from one to three large-diameter pipelines over its length. TETCO's system consists of 9,220 miles of pipeline and has 73 compressor stations.

  TETCO also owns and operates two offshore Louisiana pipeline systems, which extend over 100 miles into the Gulf of Mexico and consist of 490 miles of pipeline.

  Algonquin's transmission system connects with TETCO's facilities in New Jersey, and extends approximately 250 miles through New Jersey, New York, Connecticut, Rhode Island and Massachusetts. The system consists of 1,066 miles of pipeline with six compressor stations.

  For information concerning natural gas storage properties, see "Business, Natural Gas Transmission."

FIELD SERVICES

  For information regarding the properties of Field Services, see "Business, Field Services."

GLOBAL ASSET DEVELOPMENT

  Duke Energy North America owns several gas-fueled electric generating stations throughout the U.S., including four wholly owned stations in California with combined capacity of 3,351 MW. As of December 31, 1999, Duke Energy North America had ownership interests ranging from 24.42% to 50% in numerous other generating facilities with combined capacity of 1,217 MW. Additionally, Duke Energy North America wholly owns or has ownership interests ranging from 50% to 78.53% in several generating stations that are under construction. The combined capacity of these facilities is 2,960 MW.

  As of December 31, 1999, Duke Energy International's properties included a combination of hydroelectric and thermal power generation assets. Duke Energy International had ownership interests ranging from 50% to 98% in hydroelectric facilities located in Brazil, Argentina, Bolivia, Peru and Belize, with combined capacity of 3,443 MW. Wholly owned thermal facilities in Australia and New Zealand had capacity of 392 MW. Thermal facilities in which Duke Energy International had ownership interests ranging from 21.9% to 97% in Peru, Ecuador, El Salvador, Indonesia and Argentina had capacity of 1,085 MW. These statistics include projects under construction or under contract.

  Additionally, Duke Energy International owned 889 miles of pipeline systems in Australia, and had an ownership interest of 11.84% in 800 miles of pipeline systems in Australia and a 21.9% ownership interest in 190 miles of pipeline systems in Peru. These statistics include projects under construction. Also as of December 31, 1999, Duke Energy International had a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) business in Jubail, Saudi Arabia.

  For additional information and maps regarding the properties of Global Asset Development, see "Business, Global Asset Development."

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

  See Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies--Injury and Damages Claims," for discussion of Duke Energy's injury and damages claims.

  Management believes that the resolution of the matters discussed and referred to above will not have a material adverse effect on consolidated results of operations or financial position.

  For additional information concerning litigation and other contingencies, see
Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies," and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Environmental." With respect to the State Implementation Plan EPA proceeding discussed under "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Environmental--Air Quality Control," in March 2000, the court ruled in favor of the EPA with respect to several issues. Management's estimate of the potential capital improvement costs in this matter remain appropriate.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of Duke Energy's security holders during the last quarter of 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The common stock of Duke Energy is listed for trading on the New York Stock Exchange. At February 29, 2000, there were approximately 152,392 holders of record of such common stock.

                          Common Stock Data by Quarter

                                 1999                          1998
                     ----------------------------- ----------------------------
                                Stock Price Range            Stock Price Range
                     Dividends ------------------- Dividends ------------------
                     Per Share   High       Low    Per Share   High      Low
                     --------- --------- --------- --------- --------- --------
   First Quarter....   $0.55   $64 11/16 $54 13/16   $0.55   $60 5/8   $53 7/16
   Second Quarter...    1.10    61 3/16   52 1/8      1.10    62 9/16   55 1/8
   Third Quarter....     --     58 1/2    52 7/16      --     66 3/16   57 1/16
   Fourth Quarter...    0.55    56 7/8    47 1/16     0.55    70 11/16  60 1/16

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

Item 6. Selected Financial Data.

                                       1999    1998    1997(b) 1996(b)  1995(b)
                                      ------- -------  ------- -------  -------
                                       In millions, except per share amounts
Income Statement
Operating revenues..................  $21,742 $17,610  $16,309 $12,302  $ 9,694
Operating expenses(a)...............   19,947  15,177   14,339  10,143    7,626
                                      ------- -------  ------- -------  -------
Operating income....................    1,795   2,433    1,970   2,159    2,068
Other income and expenses...........      248     214      138     135      122
                                      ------- -------  ------- -------  -------
Earnings before interest and taxes..    2,043   2,647    2,108   2,294    2,190
Interest expense....................      601     514      472     499      508
Minority interests..................      142      96       23       6      --
                                      ------- -------  ------- -------  -------
Earnings before income taxes........    1,300   2,037    1,613   1,789    1,682
Income taxes........................      453     777      639     698      664
                                      ------- -------  ------- -------  -------
Income before extraordinary item....      847   1,260      974   1,091    1,018
Extraordinary gain/(loss), net of
 tax................................      660      (8)     --      (17)     --
                                      ------- -------  ------- -------  -------
Net income..........................    1,507   1,252      974   1,074    1,018
Dividends and premiums on
 redemptions of preferred and
 preference stock...................       20      21       72      44       49
                                      ------- -------  ------- -------  -------
Earnings available for common
 stockholders.......................  $ 1,487 $ 1,231  $   902 $ 1,030  $   969
                                      ======= =======  ======= =======  =======
Common Stock Data
Shares of common stock outstanding
 Year-end...........................      366     363      360     359      362
 Weighted average...................      365     361      360     361      361
Earnings per share (before
 extraordinary item)(a)
 Basic..............................  $  2.26 $  3.43  $  2.51 $  2.90  $  2.68
 Dilutive...........................  $  2.25 $  3.42  $  2.50 $  2.88  $  2.67
Earnings per share(a)
 Basic..............................  $  4.08 $  3.41  $  2.51 $  2.85  $  2.68
 Dilutive...........................  $  4.07 $  3.40  $  2.50 $  2.83  $  2.67
Dividends per share.................  $  2.20 $  2.20  $  1.90 $  1.57  $  1.50

Balance Sheet
Total assets........................  $33,409 $26,806  $24,029 $22,366  $20,868
Long-term debt......................  $ 8,683 $ 6,272  $ 6,530 $ 5,485  $ 5,803
Preferred stock with sinking fund
 requirements.......................  $   104 $   124  $   149 $   234  $   234

--------
(a) Financial information reflects a pre-tax $800 million charge for estimated injury and damages claims. The earnings per share effect of this charge was $1.34 per share. See Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies--Injury and Damages Claims," for additional information.
(b) Financial information reflects accounting for the 1997 merger with PanEnergy Corp as a pooling of interests. As a result, the financial information gives effect to the merger as if it had occurred January 1, 1995.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

  Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

  Business Segments. Duke Energy Corporation (collectively with its subsidiaries, "Duke Energy") is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments:

  .Electric Operations
  .Natural Gas Transmission
  .Field Services
  .Trading and Marketing
  .Global Asset Development
  .Other Energy Services
  .Real Estate Operations

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

  Natural Gas Transmission provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the sale of the Midwest Pipelines on March 29, 1999, Natural Gas Transmission also provided interstate transportation and storage services in the midwest states. See further discussion of the sale of the Midwest Pipelines in Note 2 to the Consolidated Financial Statements. The interstate natural gas transmission and storage operations are subject to the rules and regulations of the FERC.

  Field Services gathers, processes, transports and markets natural gas and produces, transports and markets natural gas liquids (NGLs). Field Services operates gathering systems in western Canada and ten contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and onshore and offshore Gulf Coast areas.

  Trading and Marketing markets natural gas, electricity and other energy-related products across North America. Duke Energy owns a 60% interest in Trading and Marketing's energy trading operations, with Mobil Corporation owning a 40% minority interest. This segment also includes certain other trading activities and limited hydrocarbon exploration and production activities that are wholly owned by Duke Energy.

  Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy North America, LLC (Duke Energy North America) and Duke Energy International, LLC (Duke Energy International).

  Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (Duke Engineering & Services), Duke/Fluor Daniel and DukeSolutions, Inc. (DukeSolutions).

  Real Estate Operations conducts its business through Crescent Resources, Inc., which develops high quality commercial and residential real estate projects and manages land holdings in the southeastern U.S.

  In 1997, Duke Power Company (Duke Power) merged with PanEnergy Corp (PanEnergy). The merger was accounted for as a pooling of interests; therefore, the Consolidated Financial Statements and other financial information included in this Annual Report for periods prior to the merger include the combined historical financial results of Duke Power and PanEnergy. See Note 2 to the Consolidated Financial Statements for additional information on the combination.

  Business Strategy. Duke Energy's business strategy is to develop integrated energy infrastructures in targeted regions where Duke Energy's extensive capabilities in developing energy assets, operating electricity, gas and NGL plants, optimizing commercial operations and managing risk can provide comprehensive energy solutions for customers and create superior value for shareholders. Domestically, Duke Energy is aggressively investing in new merchant power plants throughout the U.S., expanding its natural gas pipeline infrastructure in the eastern U.S., rapidly increasing its leading position in gas processing and NGL marketing and broadening its trading and marketing expertise across the energy spectrum. Internationally, Duke Energy is currently focusing on integrated electric and gas opportunities in Australia and Latin America and intends to implement its strategies in Europe.

  Electric Operations continues to strive to maintain low costs and competitive rates for its customers and to provide high quality customer service. Electric Operations is expected to grow moderately, consistent with historical trends. Expansion will primarily result from continued economic growth in its service territory.

  Natural Gas Transmission provides solid earnings growth and strengthens its competitive position by adhering to a comprehensive strategy of selected acquisitions and developing incremental projects that expand services to meet specific customer needs. In January 2000, Natural Gas Transmission announced that it had entered into a definitive agreement to purchase the East Tennessee Natural Gas Company, a pipeline well positioned to serve the rapidly growing southeastern region of the U.S. The transaction is expected to close in the first quarter of 2000, subject to regulatory approval. For more information on this purchase, see Note 19 to the Consolidated Financial Statements.

  Duke Energy plans to significantly grow several of its business segments:
Field Services, Trading and Marketing, Global Asset Development and Other Energy Services. Restructuring of energy markets in the U.S. and abroad is providing substantial opportunities for these segments to capitalize on their broad capabilities.

  Expansion opportunities for Field Services include the planned combination of Duke Energy's gas gathering and processing businesses with Phillips Petroleum's Gas Processing and Marketing unit to form a new midstream company. The transaction is expected to close by first quarter 2000, subject to regulatory approval. See Note 19 to the Consolidated Financial Statements for further discussion.

  Trading and marketing activities at Duke Energy continue to expand as Trading and Marketing provides energy supply, output marketing, risk management and commercial optimization services to all of Duke Energy's merchant structure developments. Trading and Marketing continues to increase its customer base for wholesale energy management services to aggregators, distribution companies, large industrials and other marketers.

  Global Asset Development expects to continue strong earnings growth through acquisitions, divestitures, construction of greenfield projects and expansion of existing facilities as opportunities are extracted, evaluated and realized through the marketplace. Duke Energy's combination of assets and capabilities that span the energy value chain have contributed to Global Asset Development's successful delivery of natural gas pipeline, power generation, energy marketing and other services as demonstrated both domestically and internationally. To capture the greatest value in North America, Duke Energy North America, through its portfolio management strategy, seeks opportunities to invest in markets which have capacity needs and to divest, in whole or in part, when significant value can be realized.

  Other Energy Services seeks to grow with various types of services including comprehensive energy efficiencies in food, textile and government facilities.

  The strong real estate market in the Southeast continues to present substan-tial growth opportunities for both the commercial and residential development of Real Estate Operations. In addition to initiating development of signifi-cant office and industrial facilities in each of its established markets, Real Estate Operations entered a new market niche in 1999 to develop moderately priced residential communities in Jacksonville, Florida. Real Estate Opera-tions also announced plans to enter the multi-family market and to signifi-cantly increase its retail development.

RESULTS OF OPERATIONS

  In 1999, earnings available for common stockholders were $1,487 million, or $4.08 per basic share, net of an after-tax extraordinary gain of $660 million, or $1.82 per basic share. In 1998, earnings available for common stockholders were $1,231 million, or $3.41 per basic share, net of an after-tax extraordinary loss of $8 million, or $0.02 per basic share. The increase in earnings available for common stockholders was primarily due to the 1999 extraordinary gain resulting from the sale of the Midwest Pipelines. This gain, along with the factors described below that affect segment profit and loss, was partially offset by a pre-tax $800 million charge for estimated injury and damages claims (see Note 14 to the Consolidated Financial Statements), higher interest expense and minority interest expense

  Earnings available for common stockholders increased $329 million in 1998 from 1997 earnings of $902 million, or $2.51 per basic share. The increase in earnings available for common stockholders was due to the factors described below that affect segment profit and loss. These factors were partially offset by increased interest expense and minority interests.

  Operating income for 1999 was $1,795 million compared to $2,433 million in 1998 and $1,970 million in 1997. Earnings before interest and taxes (EBIT) were $2,043 million, $2,647 million and $2,108 million for 1999, 1998 and 1997, respectively. Management evaluates each business segment based on an internal measure of earnings before interest and taxes, after deducting minority interests. Operating Income and EBIT are affected by the same fluctuations for Duke Energy and each of its business segments. The only notable difference between Operating Income and EBIT is the inclusion in EBIT of certain non-operating activities. See Note 3 to the Consolidated Financial Statements for additional information on business segments.

  EBIT is summarized in the following table and is discussed by business segment thereafter.

  EBIT by Business Segment

                                                     Years Ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  -------- --------
                                                           In millions
   Electric Operations............................. $    856  $  1,513 $  1,282
   Natural Gas Transmission........................      627       702      624
   Field Services..................................      144        76      157
   Trading and Marketing...........................       70        81       23
   Global Asset Development........................      181        64        4
   Other Energy Services...........................      (94)       10       18
   Real Estate Operations..........................      176       142       98
   Other Operations................................       (9)        2     (120)
   Minority Interests..............................       92        57       22
                                                    --------  -------- --------
   Consolidated EBIT............................... $  2,043  $  2,647 $  2,108
                                                    ========  ======== ========

  Other Operations primarily include communication services, water services and certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

Electric Operations

                                                   Years Ended December 31,
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
                                               In millions, except where noted
   Operating Revenues......................... $    4,700 $    4,626 $    4,401
   Operating Expenses.........................      3,966      3,228      3,221
                                               ---------- ---------- ----------
   Operating Income...........................        734      1,398      1,180
   Other Income, Net of Expenses..............        122        115        102
                                               ---------- ---------- ----------
   EBIT....................................... $      856 $    1,513 $    1,282
                                               ========== ========== ==========
   Sales -- GWh (a)...........................     81,548     82,011     77,935

  --------
  (a)   Gigawatt-hours.

  In 1999, EBIT for Electric Operations decreased $657 million compared to 1998, primarily due to an $800 million charge for estimated injury and damages claims. See Note 14 to the Consolidated Financial Statements for additional information related to this charge. Partially offsetting this decrease was a 2.8% increase in the number of customers in the Electric Operations' service territory during 1999, and the absence of 1998 severance and other costs related to closing Electric Operations' merchandising business.

  In 1998, EBIT for Electric Operations increased $231 million as compared to 1997, primarily due to a 5.2% increase in gigawatt-hour sales. Gigawatt-hour sales increased as a result of warmer spring and summer weather conditions during 1998 and a 2.5% growth in the number of customers in the Electric Operations' service territory. EBIT also increased due to the absence of 1997 severance costs, however this was substantially offset by 1998 costs related to the closing of Electric Operations' merchandising business.

Natural Gas Transmission

                                                   Years Ended December 31,
                                               --------------------------------
                                                  1999       1998       1997
                                               ---------- ---------- ----------
                                               In millions, except where noted
   Operating Revenues......................... $    1,206 $    1,528 $    1,572
   Operating Expenses.........................        615        864        964
                                               ---------- ---------- ----------
   Operating Income...........................        591        664        608
   Other Income, Net of Expenses..............         36         38         16
                                               ---------- ---------- ----------
   EBIT....................................... $      627 $      702 $      624
                                               ========== ========== ==========
   Throughput -- TBtu (a).....................      1,893      2,593      2,862

  --------
  (a)   Trillion British thermal units.

  EBIT for Natural Gas Transmission decreased $75 million in 1999 compared to 1998. As a result of the sale of the Midwest Pipelines to CMS Energy Corporation (CMS) on March 29, 1999, EBIT for the Midwest Pipelines decreased $156 million compared to 1998's full year of operation. For the Northeast Pipelines, EBIT increased $81 million compared to 1998, primarily as a result of increased earnings from market-expansion projects and joint ventures, higher throughput and lower operating expenses. A gain of $24 million resulting from the sale of Duke Energy's interest in the Alliance Pipeline project and benefits totaling $38 million related to the completion of certain PCB (polychlorinated biphenyl) and soil clean-up programs below estimates also increased EBIT in 1999. Partially offsetting these contributions to EBIT were the non-recurrence of the 1998 favorable resolution of regulatory issues related to gas supply realignment cost issues ("GSR issues") and a 1998 refund from a state property tax ruling.

  In 1998, EBIT for Natural Gas Transmission increased $78 million compared to 1997. EBIT for the Northeast Pipelines increased $56 million in 1998 over 1997, primarily as a result of the favorable resolution of

GSR issues, favorable state property tax rulings and increased market expansion projects. These increases were partially offset by a decrease in throughput primarily as a result of mild winter weather.

  For the Midwest Pipelines, 1998 EBIT increased $22 million compared to 1997, primarily due to a gain on the sale of the general partner interests in Northern Border Partners, L.P. and non-recurring 1997 litigation expenses. These increases were partially offset by the favorable resolution of certain regulatory matters in 1997, which was reflected as additional revenue and other income.

Field Services

                                                  Years Ended December 31,
                                              ---------------------------------
                                                 1999        1998       1997
                                              ----------  ---------- ----------
                                              In millions, except where noted
   Operating Revenues.......................  $    3,590  $    2,639 $    3,055
   Operating Expenses.......................       3,444       2,598      2,898
                                              ----------  ---------- ----------
   Operating Income.........................         146          41        157
   Other Income, Net of Expenses............          (2)         35         --
                                              ----------  ---------- ----------
   EBIT.....................................  $      144  $       76 $      157
                                              ==========  ========== ==========
   Natural Gas Gathered and
    Processed/Transported, TBtu/d (a).......         5.1         3.6        3.4
   NGL Production, MBbl/d (b)...............       192.4       110.2      108.2
   Natural Gas Marketed, TBtu/d.............         0.5         0.4        0.4
   Average Natural Gas Price per MMBtu (c)..  $     2.27  $     2.11 $     2.59
   Average NGL Price per Gallon (d).........  $     0.34  $     0.26 $     0.35

  --------
  (a)   Trillion British thermal units per day.
  (b)   Thousand barrels per day.
  (c)   Million British thermal units.
  (d)   Does not reflect results of commodity hedges.

  In 1999, EBIT for Field Services increased $68 million compared to 1998. A significant portion of the increase resulted from the March 31, 1999 acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), (collectively, the "UPR acquisition"). For more information on the UPR acquisition, see Note 2 to the Consolidated Financial Statements. Improved average NGL prices, which were up $0.08 per gallon, or 30.8% from the prior year, also contributed to the increase in EBIT. Partially offsetting these increases were $34 million in 1998 of gains on sales of assets, which were included in other income.

  EBIT for Field Services decreased $81 million in 1998 from 1997, primarily due to a decrease in average NGL prices of approximately $0.09 per gallon, or 25.7%. The decrease in EBIT was partially offset by $34 million of gains on sales of assets, which were included in other income.

  On December 16, 1999, Duke Energy announced that it had signed definitive agreements with Phillips Petroleum to form a new midstream gas gathering and processing company. See Note 19 to the Consolidated Financial Statements for further discussion.

Trading and Marketing

                                                  Years Ended December 31,
                                              ---------------------------------
                                                 1999        1998       1997
                                              ----------- ---------- ----------
                                               In millions, except where noted
   Operating Revenues........................ $    11,793 $    8,785 $    7,489
   Operating Expenses........................      11,724      8,665      7,446
                                              ----------- ---------- ----------
   Operating Income..........................          69        120         43
   Other Income, Net of Expenses.............          43          2          1
   Minority Interest Expense.................          42         41         21
                                              ----------- ---------- ----------
   EBIT...................................... $        70 $       81 $       23
                                              =========== ========== ==========
   Natural Gas Marketed, TBtu/d..............        10.5        8.0        6.9
   Electricity Marketed, GWh.................     109,634     98,991     64,650

  In 1999, EBIT for Trading and Marketing decreased $11 million from 1998. The decrease resulted primarily from lower natural gas trading margins, partially offset by higher electricity trading margins as well as margins associated with other trading activities and sales of natural gas interests associated with drilling activities.

  EBIT for Trading and Marketing increased $58 million in 1998 compared to 1997. The increase resulted primarily from increased trading margins and electricity margins, partially offset by increased expenses due to business growth. Electricity volumes marketed increased primarily as a result of acquiring the remaining 50% ownership interest in the Duke/Louis Dreyfus, L.L.C. (D/LD) joint venture in June 1997.

Global Asset Development

                                                 Years Ended December 31,
                                             --------------------------------
                                                1999       1998       1997
                                             ---------- ---------- ----------
                                             In millions, except where noted
   Operating Revenues....................... $      777 $      319 $      123
   Operating Expenses.......................        571        261        129
                                             ---------- ---------- ----------
   Operating Income.........................        206         58         (6)
   Other Income, Net of Expenses............         25         22         11
   Minority Interest Expense................         50         16          1
                                             ---------- ---------- ----------
   EBIT..................................... $      181 $       64 $        4
                                             ========== ========== ==========
   Proportional Megawatt Capacity Owned
    (a).....................................      8,773      6,041      3,912
   Proportional Maximum Pipeline Capacity
    (a), MMcf/d (b).........................        309        124         --

  --------
  (a)   Includes under construction or under contract.
  (b)   Million cubic feet per day.

  In 1999, EBIT for Global Asset Development increased $117 million compared to 1998. The increase includes $99 million in income from the sale of partial interests in four generating stations in the U.S. as a result of executing its domestic portfolio management strategy. Earnings from new projects in Latin America and Australia also contributed $63 million to the increase. Partially offsetting these increases were higher operating expenses and increased development costs associated with business expansion.

  EBIT for Global Asset Development increased $60 million in 1998 over 1997. The increase resulted primarily from business expansion and acquisitions, including the July 1998 acquisition of three electric generating stations in California and the December 1997 acquisition of an indirect 32.5% ownership interest in American Ref-Fuel Company. An expansion to the PT Puncakjaya power generation facility in Indonesia also contributed to the increase in EBIT during 1998. The increase in EBIT was partially offset by decreased earnings resulting from lower prices at National Methanol Company, a methanol and MTBE (methyl tertiary butyl ether) business in Saudi Arabia.

Other Energy Services

                                                     Years Ended December 31,
                                                     ---------------------------
                                                       1999      1998     1997
                                                     ---------  ------- --------
                                                            In millions
   Operating Revenues............................... $     989  $   521 $   376
   Operating Expenses...............................     1,083      511     353
                                                     ---------  ------- -------
   Operating Income.................................       (94)      10      23
   Other Income, Net of Expenses....................        --       --      (5)
                                                     ---------  ------- -------
   EBIT............................................. $     (94) $    10 $    18
                                                     =========  ======= =======

  In 1999, EBIT for Other Energy Services decreased $104 million compared to 1998. The decrease was primarily due to charges of $38 million and $35 million at Duke Engineering & Services and DukeSolutions, respectively. These charges, which include costs associated with repositioning the companies to focus on growth markets, included expenses related to severance, office closings and write-offs of uncollectable accounts. Increased development activity at DukeSolutions and decreased earnings from projects of Duke Engineering & Services also contributed to lower EBIT. EBIT for Other Energy Services decreased $8 million in 1998 compared to 1997, primarily due to reduced earnings of Duke Engineering & Services.

Real Estate Operations

                                                       Years Ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
                                                             In millions
   Operating Revenues................................ $    233 $    181 $    124
   Operating Expenses................................       57       39       26
                                                      -------- -------- --------
   EBIT.............................................. $    176 $    142 $     98
                                                      ======== ======== ========

  In 1999, EBIT for Real Estate Operations increased $34 million compared to 1998. The increase was primarily due to increased residential developed lot sales, land sales and commercial project sales, partially offset by decreased lake lot sales. EBIT for Real Estate Operations increased $44 million in 1998 over 1997, primarily as a result of increased commercial project sales, lake lot sales and land sales, including a gain on the sale of land in the Jocassee Gorges region of South Carolina.

Other Operations

  EBIT for Other Operations decreased $11 million in 1999 compared to 1998, primarily as a result of the resolution of certain contingent items during 1998. EBIT for Other Operations increased $122 million in 1998 compared to 1997, primarily as a result of the absence of $71 million of non-recurring 1997 merger-related costs and the favorable resolution of certain contingent items in 1998, partially offset by a 1997 gain on the sale of Duke Energy's ownership interest in the Midland Cogeneration Venture.

Other Impacts on Earnings Available for Common Stockholders

  Interest expense increased $87 million in 1999 compared to 1998, and $42 million in 1998 compared to 1997 due to higher average debt balances outstanding, resulting from acquisitions and expansion.

  Minority interests increased $46 million in 1999 compared to 1998, and $73 million in 1998 compared to 1997. The increases were due primarily to regular distributions paid on new issuances of Duke Energy's trust preferred securities. For more information on issuances of trust preferred securities, see Note 12 to the Consolidated Financial Statements. Excluding these dividends, minority interests related primarily to Global Asset Development's 1999 investments and Trading and Marketing's joint venture with Mobil Corporation. For more information regarding acquisitions and new projects, see Notes 2 and 8 to the Consolidated Financial Statements.

  Duke Energy's effective income tax rate was approximately 35%, 38% and 40% for 1999, 1998 and 1997, respectively. The decrease in 1999 from 1998 was primarily due to the favorable resolution of several income tax issues and the utilization of certain capital loss carryforwards due to the sale of the Midwest Pipelines. Favorable resolution of income tax issues also resulted in a decline in the effective tax rate in 1998 from 1997. Duke Energy expects its ongoing effective tax rate to approximate 38%.

  The sale of the Midwest Pipelines to CMS closed on March 29, 1999 and resulted in a $660 million extraordinary gain, net of income tax of $404 million. For further discussion on the sale, see Note 2 to the Consolidated Financial Statements.

  In January 1998, TEPPCO Partners, L.P., in which Duke Energy has a 21.1% ownership interest, redeemed certain First Mortgage Notes which resulted in Duke Energy recording a non-cash extraordinary loss of $8 million, net of income tax of $5 million, related to its share of costs of the early retirement of debt.

  In December 1997, Duke Energy redeemed four issues of preferred stock and commenced a tender offer to purchase a portion of six additional issues of preferred stock. Premiums related to these redemptions were included in the Consolidated Statements of Income and Comprehensive Income in 1997 as Dividends and Premiums on Redemptions of Preferred and Preference Stock.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

  Net cash provided by operations was $2,684 million in 1999, $2,331 million in 1998 and $2,140 million in 1997. In each of these years, the increase in cash was primarily due to net income resulting from business expansion.

  On August 29, 1998, the FERC approved a settlement from Texas Eastern Transmission Corporation (TETCO), a subsidiary of Duke Energy, which accelerates recovery of natural gas transition costs. The order was effective October 1, 1998 and includes a rate moratorium until 2004. Net cash flows from operations are not expected to change for the first two years after implementation; however, after the natural gas transition costs are fully recovered, cash flows from operations are expected to decrease on an annual basis. For more information concerning the settlement, see Note 4 to the Consolidated Financial Statements.

  In late 1999, Duke Energy established an accrual for estimated injury and damages claims. Duke Energy expects to fund approximately $350 million, which is comprised of an insurance policy premium and estimated claim activity over the next year, primarily through new debt issuances. Management believes that the long-term cash requirements of the projected liability will not have a material effect on Duke Energy's liquidity or cash flows. See Note 14 to the Consolidated Financial Statements for further discussion.

Investing Cash Flows

  Capital and investment expenditures were approximately $5.9 billion in 1999 compared to approximately $2.5 billion in 1998. The increase primarily resulted from business expansion for the Field Services and Global Asset Development segments. Business expansion for Field Services included the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from UPR along with its natural gas and NGL marketing activities. International business expansion for Global Asset Development included $1.7 billion for multiple acquisitions in Latin America, western Australia and New Zealand. In 1999, Global Asset Development also began construction of multiple power generation plants in North America and continued capital expenditures on projects initiated prior to 1999. Expenditures related to these activities were partially funded by $1.9 billion in cash proceeds from the sale of Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company (Trunkline) and additional storage related to those systems, which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company. For additional information concerning acquisitions and dispositions, see Note 2 to the Consolidated Financial Statements.

  Capital and investment expenditures in 1998 increased $472 million from $2.0 billion in 1997 primarily due to business expansion by Global Asset Development. This included the $501 million purchase of three electric generating stations in California and the completion of the first phase of Bridgeport Energy, a power generation plant in Connecticut. Business expansion for Natural Gas Transmission and Field Services also contributed to the increase in capital and investment expenditures. The increase was partially offset by decreased expenditures for Electric Operations, primarily as a result of steam generator replacements at certain of its nuclear plants in 1997, and by the acquisition of the remaining 50% ownership of the D/LD joint venture in June 1997.

  Projected 2000 capital and investment expenditures for Electric Operations, including allowance for funds used during construction, are approximately $900 million. These projections include expenditures for existing plants, including refurbishment and upgrades related to the Oconee Nuclear Station's application for a 20-year renewal of its operating license, which is expected to receive approval from the Nuclear Regulatory Commission in 2000.

  Projected 2000 capital and investment expenditures for Natural Gas Transmission, including allowance for funds used during construction, are approximately $600 million. These projections include expansion of the Maritimes & Northeast Pipeline, which delivers natural gas to markets in the Canadian Maritimes provinces and the northeastern U.S. from a supply basin offshore of Nova Scotia, and the planned $386 million purchase of the East Tennessee Natural Gas Company, which is expected to close in the first quarter of 2000 and is contingent upon regulatory approval. For further discussion on this purchase, see Note 19 to the Consolidated Financial Statements.

  Duke Energy plans to continue to significantly grow several of its business segments: Field Services, Global Asset Development, Trading and Marketing and Other Energy Services. Expansion plans for Field Services include the combination of Duke Energy's gas gathering and processing businesses with Phillips Petroleum's Gas Processing and Marketing unit to form a new midstream company. The transaction is expected to close by first quarter 2000 and is subject to regulatory approval. See Note 19 to the Consolidated Financial Statements for additional information.

  Projected 2000 capital and investment expenditures for Global Asset Development are approximately $3.6 billion. Expansion opportunities for Global Asset Development's domestic division, Duke Energy North America, include the continuation of various greenfield projects across the U.S. Expansion plans for Global Asset Development's international division, Duke Energy International, include completing the purchase of Dominion Resources, Inc.'s portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina and Bolivia (see Note 2 to the Consolidated Financial Statements) and the January 2000 completion of the tender offer for additional ownership interests in Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema) (see
Note 19 to the Consolidated Financial Statements). Duke Energy International will also continue to focus on its regional target areas in Australia and Latin America for further expansion opportunities and intends to implement its strategies in Europe.

  Projected 2000 capital and investment expenditures for Trading and Marketing are approximately $200 million. This includes expenditures related to Trading and Marketing's new subsidiary, Duke Energy Hydrocarbons, which was formed in the second quarter of 1999 to invest capital in limited hydrocarbon exploration and production prospects through non-operating working interests. Duke Energy's intent is to produce natural gas to partially offset the short gas position of Duke Energy's power generation assets and to increase production volumes that will be beneficial to Field Services, Trading and Marketing, and Natural Gas Transmission.

  Projected 2000 capital and investment expenditures for Other Energy Services, Real Estate Operations and Other Operations are approximately $200 million, $400 million and $250 million, respectively.

  All projected capital and investment expenditures for the above segments are subject to periodic review and revision and may vary significantly depending on a number of factors including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

Financing Cash Flows

  Duke Energy's consolidated capital structure at December 31, 1999, including short-term debt, was 44% debt, 6% minority interests, 7% trust preferred securities, 1% preferred stock and 42% common equity. Fixed charges coverage, calculated using the Securities and Exchange Commission method, was 2.9 times,
4.7 times and 4.1 times for 1999, 1998 and 1997, respectively.

  Duke Energy's business expansion opportunities, along with dividends, debt repayments and operating and investing requirements, are expected to be funded by cash from operations, external financing, common stock issuances and the proceeds from certain asset sales.

  During 1999, Duke Energy and its subsidiary, Duke Capital Corporation (Duke Capital), issued a total of $1.9 billion of Senior Notes. The proceeds were used for general corporate purposes, including reducing commercial paper indebtedness incurred in connection with acquisitions of electric power generating assets in Latin America. Global Asset Development, through its Australian subsidiary, borrowed approximately $450 million under new financing arrangements, including a combined commercial paper and medium-term note program, bank facilities and non-recourse financing for certain western Australian assets. These new Global Asset Development financings are denominated in either Australian or New Zealand dollars. Issuances from the combined commercial paper and medium-term note program and the bank facilities were used to refund bridge financing of assets obtained during 1998 and 1999 and to fund on-going construction expenditures for the Eastern Gas Pipeline and future projects in Australia. Global Asset Development also assumed approximately $430 million of non-recourse debt, denominated in Brazilian reais, in relation to the acquisition of Paranapanema (see Note 2 to the Consolidated Financial Statements) and borrowed $380 million under a new bank facility to refinance the California generating assets. For additional information regarding debt, see Note 10 to the Consolidated Financial Statements.

  Also during the year, Duke Energy's and Duke Capital's business trusts, which are treated as wholly owned subsidiaries for financial reporting purposes, issued a total of $500 million of trust preferred securities. See Note 12 to the Consolidated Financial Statements for additional information on trust preferred securities.

  Under its commercial paper facilities, Duke Energy had the ability to borrow up to $2.8 billion at both December 31, 1999 and 1998. The commercial paper facilities consisted of $1.25 billion for Duke Energy and $1.55 billion for Duke Capital. At December 31, 1999, Global Asset Development also had available an approximately $500 million combined commercial paper and medium-term note program. Duke Energy's various bank credit facilities totaled approximately $3.7 billion (including approximately $320 million related to foreign facilities) at December 31, 1999 and $2.9 billion at December 31, 1998. At December 31, 1999, approximately $1.8 billion was outstanding under the commercial paper facilities and approximately $460 million of borrowings were outstanding under the bank credit facilities. Certain of the credit facilities support the issuance of commercial paper, therefore, the issuance of commercial paper reduces the amount available under these credit facilities (see Note 10 to the Consolidated Financial Statements).

  As of December 31, 1999, Duke Energy and its subsidiaries had the ability to issue up to $2.15 billion aggregate principal amount of debt and other securities under shelf registrations filed with the Securities and Exchange Commission. Effective January 7, 2000, the amount available was increased by $1.5 billion. Such securities may be issued as First and Refunding Mortgage Bonds, Senior Notes, Subordinated Notes or Preferred Securities.

  On December 16, 1999, Duke Energy announced that it had signed definitive agreements to combine Duke Energy's gas gathering and processing businesses with Phillips Petroleum's Gas Processing and Marketing unit to form a new midstream company. The new company will seek to arrange approximately $2.6 billion of debt financing and, upon closing of the transaction, will make a one-time cash distribution of $1.2 billion to both Duke Energy and Phillips Petroleum. The new company would then offer approximately 20% of its equity to the public in 2000 to reduce the debt resulting from the transaction. Such an offering is conditional upon completion of the transaction and favorable market conditions. For additional information, see Note 19 to the Consolidated Financial Statements.

  To maintain financial flexibility and reduce the amount of financing needed for growth opportunities, Duke Energy's Board of Directors adopted a dividend policy in June 1998 that targets 50% of earnings paid out in dividends on common stock. The Board of Directors intends to maintain dividends at the current quarterly rate of $0.55 per share until the target payout ratio is reached at which time it intends to re-evaluate its dividend policy.

  In April 1999, Duke Energy's shareholders approved an amendment to the Articles of Incorporation to increase the authorized common stock from 500 million to 1 billion shares. This increase in authorized stock will provide Duke Energy with added flexibility in effecting financings, stock splits or stock dividends, stock plans and other transactions and arrangements involving the use of common stock.

  Duke Energy InvestorChoice Plan, a stock dividend reinvestment plan, allows investors to reinvest dividends in new issuances of common stock and to purchase common stock directly from Duke Energy. Issuances under this plan were not material in 1999, 1998 or 1997.

  Duke Energy used authorized but unissued shares of its common stock to meet 1999 and 1998 employee benefit plan contribution requirements. This practice is expected to continue in 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policies

  Duke Energy is exposed to market risks associated with interest rates, commodity prices, equity prices and foreign exchange rates. Comprehensive risk management policies have been established by the Corporate Risk Management Committee (CRMC) to monitor and control these market risks. The CRMC is chaired by the Chief Financial Officer and is comprised of senior executives. The CRMC has responsibility for oversight of interest rate risk, foreign currency risk, credit risk and energy risk management, including approval of energy financial exposure limits.

Interest Rate Risk

  Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-rate debt and trust preferred securities, commercial paper and auction market preferred stock, as well as interest rate swaps and interest rate lock agreements. Duke Energy manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. Duke Energy may also enter into financial derivative instruments including, but not limited to, swaps, options and treasury rate agreements to manage and mitigate interest rate risk exposure. See Notes 1, 7, 10, 12 and 13 to the Consolidated Financial Statements for additional information.

  Based on a sensitivity analysis as of December 31, 1999, it was estimated that if market interest rates average 1% higher (lower) in 2000 than in 1999, earnings before income taxes would decrease (increase) by approximately $24 million. Comparatively, based on a sensitivity analysis as of December 31, 1998, had interest rates averaged 1% higher (lower) in 1999 than in 1998, it was estimated that earnings before income taxes would have decreased (increased) by approximately $23 million. These amounts were determined by considering the impact of the hypothetical interest rates on the variable-rate securities outstanding as of December 31, 1999 and 1998. In the event of a significant change in interest rates, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy's financial structure.

Commodity Price Risk

  Duke Energy, substantially through its subsidiaries, is exposed to the impact of market fluctuations in the price of natural gas, electricity and natural gas liquid products marketed and purchased. Duke Energy employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including forward contracts, futures, swaps and options. Market risks associated with commodity derivatives held for purposes other than trading were not material at December 31, 1999 and 1998. See Notes 1 and 7 to the Consolidated Financial Statements for additional information.

  The risk in the commodity trading portfolio is measured on a daily basis utilizing a Value-at-Risk model to determine the maximum potential one-day favorable or unfavorable Daily Earnings at Risk (DER). The DER is monitored daily in comparison to established thresholds. Other measures are also utilized to monitor the risk in the commodity trading portfolio on a monthly and annual basis.

  The DER computations are based on a historical simulation, which utilizes price movements over a specified period to simulate forward price curves in the energy markets to estimate the favorable or unfavorable impact of one-day's price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for natural gas, electricity and petroleum products. The DER computations utilize several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. Duke Energy's DER calculation includes commodity derivative instruments held for trading purposes. The estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity derivatives held for trading purposes at December 31, 1999 and 1998 was approximately $10 million. The average estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity derivatives held for trading purposes was approximately $11 million and $5 million during 1999 and 1998, respectively. The increase in average 1999 amounts compared to 1998 is a result of an increase in the authorized energy financial exposure limit in 1998, which was approved by the CRMC. Changes in markets inconsistent with historical trends could cause actual results to exceed predicted limits.

  Subsidiaries of Duke Energy are also exposed to market fluctuations in the prices of NGLs related to their ongoing gathering and processing operating activities. Duke Energy closely monitors the risks associated with NGL price changes on its future operations, and where appropriate, uses crude oil and natural gas commodity instruments to hedge NGL prices. Based on a sensitivity analysis as of December 31, 1999, it was estimated that if NGL prices average one cent per gallon less in 2000, earnings before income taxes would decrease by approximately $6 million, after considering the effect of Duke Energy's commodity hedge positions. Comparatively, based on sensitivity analysis as of December 31, 1998, if NGL prices would have averaged one cent per gallon less in 1999, it was estimated that earnings before income taxes would have decreased by approximately $8 million.

Equity Price Risk

  Duke Energy maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of nuclear decommissioning. (See Note 11 to the Consolidated Financial Statements.) As of December 31, 1999 and 1998, these funds were invested primarily in domestic and international equity securities, fixed-rate, fixed-income securities and cash and cash equivalents. Management believes that its exposure to fluctuations in equity prices or interest rates will not materially affect consolidated results of operations. See further discussion in the Current Issues, Nuclear Decommissioning Costs section of Management's Discussion and Analysis.

Foreign Operations Risk

  Duke Energy is exposed to foreign currency risk, sovereign risk and other foreign operations risk that arise from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, contracts are denominated in or indexed to the U.S. dollar or may be hedged through debt denominated in the foreign currency. Duke Energy also uses foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. To monitor its currency exchange rate risks, Duke Energy uses sensitivity analysis, which measures the impact of a devaluation of the foreign currencies to which it has exposure.

  At December 31, 1999, Duke Energy's primary foreign currency exchange rate exposures were the Brazilian real, the Australian dollar and the Canadian dollar. Exposures to other foreign currencies were not material. Based on the sensitivity analysis at December 31, 1999, a 10% devaluation in the currency exchange rates in Brazil would reduce Duke Energy's financial position by approximately $65 million and would not significantly affect Duke Energy's consolidated results of operations or cash flows over the next twelve months. Based on the sensitivity analysis at December 31, 1999, a 10% devaluation in other foreign currencies were insignificant to Duke Energy's consolidated results of operations, financial position or cash flows. Exposures to foreign currency risks were not material to consolidated results of operations, financial position or cash flows during 1998.

CURRENT ISSUES

  Electric Competition. Wholesale Competition. The Energy Policy Act of 1992 (EPACT) and the FERC's subsequent rulemaking activities have established the regulatory framework to open the wholesale energy market to competition. EPACT amended provisions of the Public Utility Holding Company Act of 1935 and the Federal Power Act to remove certain barriers to a competitive wholesale market. EPACT permits utilities to participate in the development of independent electric generating plants for sales to wholesale customers, and also permits the FERC to order transmission access for third parties to transmission facilities owned by another entity. It does not, however, permit the FERC to issue an order requiring transmission access to retail customers. The FERC, responsible in large measure for implementation of EPACT, has moved vigorously to implement its mandate, interpreting the statute broadly and issuing orders for third-party transmission service and a number of rules of general applicability, including Orders 888 and 889.

  Open-access transmission for wholesale customers as defined by the FERC's final rules provides energy suppliers, including Duke Energy, with opportunities to sell and deliver capacity and energy at market-based prices. Duke Energy and several of its non-regulated subsidiaries have been granted authority by the FERC to act as power marketers. Electric Operations obtained from the FERC open-access rule the rights to sell capacity and energy at market-based rates from its own assets. Open access provides another supply option through which Electric Operations can purchase at attractive rates a portion of capacity and energy requirements resulting in lower overall costs to customers. Open access also provides Electric Operations' existing wholesale customers with competitive opportunities to seek other suppliers for their capacity and energy requirements.

  On December 20, 1999, the FERC issued its Order No. 2000 regarding Regional Transmission Organizations (RTOs). In its order, the FERC stressed the voluntary nature of RTO participation by utilities and sets minimum characteristics and functions that must be met by utilities that participate in an RTO. The order provides for an open, flexible structure for RTOs to meet the needs of the market, and provides for the possibility of incentive ratemaking and other benefits for utilities that participate in an RTO.

  The characteristics for acceptable RTOs include independence from market participants, operational control over a region of sufficient scope to support efficient and nondiscriminatory markets, and exclusive authority to maintain short-term reliability. The order requires each utility subject to the jurisdiction of the FERC and not already in a FERC-approved RTO to make a filing by October 15, 2000, that either proposes participation in an RTO that will be in operation no later than December 15, 2001, or provides a status report on the utility's progress towards participation in an RTO.

  Because Order No. 2000 has just been issued, and may be revised in certain respects, management cannot estimate its effect on future consolidated results of operations or financial position.

  Retail Competition. Currently, Electric Operations operates as a vertically integrated, investor-owned utility with exclusive rights to supply electricity in a franchised service territory--a 20,000-square-mile service territory in the Carolinas. In its retail business, the NCUC and the PSCSC regulate Electric Operations' service and rates.

  Electric industry restructuring is being addressed in all 50 states and in the District of Columbia. These restructurings will likely impact all entities owning electric generating assets. The NCUC and the PSCSC are studying the merits of restructuring the electric utility industry in the Carolinas. During 1999, three electric utility restructuring bills were filed in South Carolina's House of Representatives. All three bills would introduce competition while allowing utilities to recover stranded costs, and have transition and phase-in periods ranging from five to six years. A task force formed by the South Carolina Senate is also examining issues related to deregulation of the state's electric utility business. This task force will prepare a report for review, discussion and possible legislative action by the state's Senate Judiciary Committee and General Assembly as a whole.

  In May 1997, North Carolina passed a bill that established a study commission to examine whether competition should be implemented in the state. Members of this commission include legislators, customers, utilities and a member of an environmental group. The study commission expects to issue its report to the General Assembly in 2000.

  One of the significant issues the study commission must address is the approximately $6 billion of debt issued by the two North Carolina municipal agencies (North Carolina Municipal Power Agency Number 1 and the North Carolina Eastern Municipal Agency). This debt is related to their joint ownership of generation assets with Duke Energy and Carolina Power & Light (CP&L). The municipal power agencies' member municipalities currently have electric rates higher than either Duke Energy or CP&L and are facing significant rate increases in the future to service the debt. As a result, the power agencies' debt and electric rates are economic development issues for the 51 power agency municipalities and, by extension, for the state as a whole.

  On October 26 and 27, 1999, at the request of the study commission, four proposals were submitted to resolve the municipal debt issue, one of which was a joint Duke Energy-CP&L proposal. The study commission expects to include a recommendation to resolve the municipal debt issue in its report to the General Assembly in 2000.

  More than a dozen bills on electric restructuring have been introduced in the last session of Congress. On October 27, 1999 the U.S. House Commerce Subcommittee on Energy and Power voted to move H.R. 2944, "The Electricity Competition and Reliability Act," to the full Commerce Committee. The primary restructuring issues addressed include repeal of major provisions of the Public Utility Holding Company Act and the Public Utility Regulatory Policies Act, reliability, transmission, nuclear decommissioning and state authority.

  Currently, the electric utility industry is predominantly regulated on a basis designed to recover the cost of providing electric power to customers. If cost-based regulation were to be discontinued in the industry for any reason, including competitive pressure on the cost-based prices of electricity, profits could be reduced and electric utilities might be required to reduce their asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require affected utilities to write off their associated regulatory assets. Duke Energy's regulatory assets are included in the Consolidated Balance Sheets. The portion of these regulatory assets related to Electric Operations is approximately $1.4 billion, including primarily purchased capacity costs, debt expense and deferred taxes related to regulatory assets. Duke Energy is recovering substantially all of these regulatory assets through its current wholesale and retail electric rates and would attempt to continue to recover these assets during a transition to competition. In addition, Duke Energy would seek to recover the costs of its electric generating facilities in excess of the market price of power at the time of transition.

  Duke Energy supports a properly managed and orderly transition to competitive generation and retail services in the electric industry. However, transforming the current regulated industry into efficient, competitive generation and retail electric markets is a complex undertaking, which will require a carefully considered transition to a restructured electric industry. The key to effective retail competition is fairness among customers, service providers and investors. Duke Energy intends to continue to work with customers, legislators and regulators to address all the important issues. Management currently cannot predict the impact, if any, of these competitive forces on future consolidated results of operations or financial position.

  Natural Gas Competition. Wholesale Competition. On July 29, 1998, the FERC issued a Notice of Proposed Rulemaking (NOPR) on short-term natural gas transportation services, which proposed an integrated package of revisions to its regulations governing interstate natural gas pipelines. "Short term" has been defined in the NOPR as all transactions of less than one year. Under the proposed approach, cost-based regulation would be eliminated for short-term transportation and replaced by regulatory policies intended to maximize competition in the short-term transportation market, mitigate the ability of companies to exercise residual monopoly power and provide opportunities for greater flexibility in providing pipeline services. The proposed changes include initiatives to revise pipeline scheduling procedures, receipt and delivery point policies and penalty policies, and require pipelines to auction short-term capacity. Other proposed changes would improve the FERC's reporting requirements, permit pipelines to negotiate rates and terms of services, and revise certain rate and certificate policies that affect competition.

  In conjunction with the NOPR, the FERC also issued a Notice of Inquiry (NOI) on its pricing policies in the existing long-term market and pricing policies for new capacity. The FERC seeks comments on whether its policies are biased toward either short-term or long-term service, provide accurate price signals and the right incentives for pipelines to provide optimal transportation services and construct facilities that meet future demand and do not result in over building and excess capacity. Comments on the NOPR and NOI were due in April 1999. On September 15, 1999, the FERC issued a new policy statement on certifying new interstate capacity in response to comments filed on the certificate issues raised in the NOPR.

  Because the ultimate resolution of these issues is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

  Retail Competition. Changes in regulation to allow retail competition could affect Duke Energy's natural gas transportation contracts with local gas distribution companies. Natural gas retail deregulation is in the very early stages of development and management cannot estimate the effects of this matter on future consolidated results of operations or financial position.

  Nuclear Decommissioning Costs. Duke Energy's estimated site-specific nuclear decommissioning costs total approximately $1.9 billion stated in 1999 dollars based on decommissioning studies completed in 1999. This estimate includes the cost of decommissioning plant components not subject to radioactive contamination. Duke Energy contributes to an external decommissioning trust fund and maintains an internal reserve to fund these costs.

  The balance of the external funds as of December 31, 1999 and 1998 was $703 million and $580 million, respectively. The balance of the internal reserve as of December 31, 1999 and 1998 was $223 million and $217 million, respectively, and is reflected in the Consolidated Balance Sheets as Accumulated Depreciation and Amortization.

  Both the NCUC and the PSCSC have granted Duke Energy recovery of estimated decommissioning costs through retail rates over the expected remaining service periods of its nuclear plants. Management believes that funding of the decommissioning costs will not have a material adverse effect on consolidated results of operations or financial position. See Note 11 to the Consolidated Financial Statements for additional information.

  As of December 31, 1999 and 1998, the external decommissioning trust fund was invested primarily in domestic and international equity securities, fixed-rate, fixed-income securities and cash and cash equivalents. Maintaining a portfolio that includes long-term equity investments maximizes the returns to be utilized to fund nuclear decommissioning, which in the long-term will better correlate to inflationary increases in decommissioning costs. However, the equity securities included in Duke Energy's portfolio are exposed to price fluctuations in equity markets, and the fixed-rate, fixed-income securities are exposed to changes in interest rates.

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

  Manufactured Gas Plants and Superfund Sites. Duke Energy was an operator of manufactured gas plants until the early 1950s and has entered into a cooperative effort with the State of North Carolina and other owners of certain former manufactured gas plant sites to investigate and, where necessary, remediate these contaminated sites. The State of South Carolina has expressed interest in entering into a similar arrangement. Duke Energy is considered by regulators to be a potentially responsible party and may be subject to future liability at seven federal Superfund sites and two state Superfund sites. While the cost of remediation of the remaining sites may be substantial, Duke Energy will share in any liability associated with remediation of contamination at such sites with other potentially responsible parties. Management believes that resolution of these matters will not have a material adverse effect on consolidated results of operations or financial position.

  PCB (Polychlorinated Biphenyl) Assessment and Clean-up Programs. In June 1999, the Environmental Protection Agency (EPA) certified that TETCO, a wholly owned subsidiary of Duke Energy, had completed clean up of PCB contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. TETCO is required to continue groundwater monitoring on a number of sites for at least the next two years. The estimated cost of such monitoring is not material.

  Under terms of the agreement with CMS discussed in Note 2 to the Consolidated Financial Statements, Duke Energy is obligated to complete clean-up of previously identified contamination at certain agreed-upon sites on the PEPL and Trunkline systems. These clean-up programs are expected to continue until 2001. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. Duke Energy has communicated with the EPA and appropriate state regulatory agencies on these matters.

  At December 31, 1999 and 1998, remaining estimated clean-up costs on the TETCO, PEPL and Trunkline systems were accrued and included in the Consolidated Balance Sheets as Other Current Liabilities and Environmental Clean-up Liabilities. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and generally do not include fines, penalties or third-party claims. Costs expected to be recovered from customers have been deferred and are included in the Consolidated Balance Sheets as Environmental Clean-up Costs.

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

  Air Quality Control. The Clean Air Act Amendments of 1990 require a two-phase reduction by electric utilities in aggregate annual emissions of sulfur dioxide and nitrogen oxide by 2000. Duke Energy currently meets all requirements of Phase I. Duke Energy supports the national objective of protecting air quality in the most cost-effective manner, and has already reduced emissions by operating plants efficiently, using nuclear and hydroelectric generation and implementing various compliance strategies. To meet Phase II requirements by

2000, Duke Energy's current strategy includes using low-sulfur coal, purchasing sulfur dioxide emission allowances and installing low-nitrogen oxide burners and emission monitoring equipment. Construction activities needed to comply with Phase II requirements will be completed in the spring of 2000, allowing compliance with year 2000 Phase II requirements. Additional annual operating expenses of approximately $25 million for low-sulfur coal premiums, emission allowance purchases and other compliance activities will occur after 2000. This strategy is contingent upon developments in future markets for emission allowances, low-sulfur coal, future regulatory and legislative actions and advances in clean air technologies.

  In October 1998, the EPA issued a final ruling on regional ozone control which requires revised State Implementation Plans for 22 eastern states and the District of Columbia. This EPA ruling is being challenged in court by var-ious states, industry and other interests, including the states of North Caro-lina and South Carolina and Duke Energy. In May 1999, the court ordered that no state need submit a plan "pending further order of the court." The EPA has undertaken other ozone-related actions having virtually identical goals. These actions have likewise been challenged by the same or similar parties. The res-olution of the October 1998 action is expected to resolve these other ozone-related actions as well. The North Carolina Environmental Management Commis-sion is considering several competing proposals to reduce utility emissions of nitrogen oxide. A proposed rule is anticipated in March 2000 with a final rule in September 2000. Depending on the resolution of these matters, costs to Duke Energy may range from approximately $100 million to $600 million for addi-tional capital improvements.

  In October 1999, the EPA sent Duke Energy a request seeking information on Duke Power's repair and maintenance of its coal-fired plants since 1978. This is part of the EPA's New Source Reviews (NSR) enforcement initiative, in which the EPA claims that utilities and others have committed widespread violations of the Clean Air Act permitting requirements for the past quarter century. In November 1999, the EPA filed suit against seven utilities and issued an administrative order to Tennessee Valley Authority alleging numerous NSR permitting violations. The EPA's allegations run counter to previous EPA guidance regarding the applicability of the NSR permitting requirements. Duke Power, along with several other utilities, has routinely undertaken the type of repair, replacement, and maintenance projects that the EPA now claims are illegal. A suit has not been instituted against Duke Energy, and while it is too early to predict any consequences, Duke Energy believes that all of its electric generation units are properly permitted and have been properly maintained. Because this matter is in its most preliminary stage with respect to Duke Energy, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

  In December 1997, the United Nations held negotiations in Kyoto, Japan to determine how to minimize global warming caused by, among other things, carbon dioxide emissions from fossil-fired generating facilities and methane from natural gas operations. Further negotiations in November 1998 resulted in a work plan to complete the operational details of the Kyoto agreement by late 2000. If this initiative is adopted in its current form, it could have far reaching implications to Duke Energy and the entire energy industry. Because this matter is in the early stages of discussion, management cannot estimate the effects on future consolidated results of operations or financial position.

  Litigation and Contingencies. For information concerning litigation and other commitments and contingencies, see Note 14 to the Consolidated Financial Statements.

  Year 2000 Readiness Program. Duke Energy did not experience any disruption to its operations resulting from the transition to the year 2000. Duke Energy completed its year 2000 readiness program at all of its business units in November 1999. Systems will continue to be monitored throughout the year, with special attention given to the leap year transition. The total cost of the program, including internal labor as well as incremental costs such as consulting and contract costs, was approximately $58 million. These costs exclude replacement systems that, in addition to being Year 2000 ready, provided significantly enhanced capabilities which benefit operations in future periods.

  New Accounting Standard. In September 1998, Statement of Financial
Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. Duke Energy is required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. Duke Energy is currently reviewing the expected impact of SFAS No. 133 on consolidated results of operations and financial position.

  Subsequent Events. On December 16, 1999, Duke Energy announced that it had signed definitive agreements to combine Duke Energy's gas gathering and processing businesses with Phillips Petroleum's Gas Processing and Marketing unit to form a new midstream company. Under the terms of the agreements, the new company will seek to arrange approximately $2.6 billion of debt financing and, upon closing of the transaction, will make a one-time cash distribution of $1.2 billion to both Duke Energy and Phillips Petroleum. At closing, Duke Energy will own about 70% of the new company and Phillips Petroleum will own about 30%. The new company would then offer approximately 20% of its equity to the public in 2000 to reduce the debt resulting from the transaction. Such an offering is conditional upon completion of the transaction and favorable market conditions.

  On January 4, 2000, Duke Energy announced that it had entered into a definitive agreement to purchase, for $386 million, 100% of the stock of El Paso Energy Corporation's wholly owned subsidiary, East Tennessee Natural Gas Company, a 1,100-mile pipeline that crosses Duke Energy's TETCO pipeline and serves the southeastern region of the U.S.

  Both transactions are subject to regulatory approval and are expected to close in the first quarter of 2000.

  In January 2000, Duke Energy completed a tender offer to the minority shareholders of Paranapanema and successfully acquired an additional 51% economic interest in the company for approximately $280 million. This increased Duke Energy's economic ownership from approximately 44% to approximately 95%.

  Forward-Looking Statements. From time to time, Duke Energy's reports, filings and other public announcements may include assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Duke Energy cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territories of Duke Energy and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates; changes in environmental and other laws and regulations to which Duke Energy and its subsidiaries are subject or other external factors over which Duke Energy has no control; the results of financing efforts, including Duke Energy's ability to obtain financing on favorable terms, which can be affected by Duke Energy's credit rating and general economic conditions; growth in opportunities for Duke Energy's business units; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  See "Management's Discussion and Analysis of Results of Operations" and "Financial Condition, Quantitative and Qualitative Disclosures About Market Risk."

Item 8. Financial Statements and Supplementary Data.

                            DUKE ENERGY CORPORATION

           Consolidated Statements Of Income And Comprehensive Income

                               Years Ended December 31,
                              ----------------------------
                                1999      1998      1997
                              --------  --------  --------
                                 In millions, except
                                  per share amounts
Operating Revenues
 Sales, trading and
  marketing of natural gas
  and petroleum products
  (Notes 1 and 7)...........  $ 10,922  $  7,854  $  8,151
 Generation, transmission
  and distribution of
  electricity (Notes 1 and
  4)........................     4,934     4,586     4,334
 Trading and marketing of
  electricity (Notes 1 and
  7)........................     3,610     2,788     1,665
 Transportation and storage
  of natural gas (Notes 1
  and 4)....................     1,139     1,450     1,504
 Other (Note 8)................  1,137       932       655
                              --------  --------  --------
 Total operating revenues...    21,742    17,610    16,309
                              --------  --------  --------
Operating Expenses
 Natural gas and petroleum
  products purchased (Note
  1)........................    10,636     7,497     7,705
 Net interchange and
  purchased power (Notes 1,
  4 and 5)..................     3,507     2,916     1,960
 Fuel used in electric
  generation (Notes 1 and
  11).......................       764       767       743
 Other operation and
  maintenance (Notes 4, 11
  and 14)...................     3,701     2,738     2,721
 Depreciation and
  amortization (Notes 1 and
  5)........................       968       909       841
 Property and other taxes...       371       350       369
                              --------  --------  --------
 Total operating expenses...    19,947    15,177    14,339
                              --------  --------  --------
Operating Income............     1,795     2,433     1,970
                              --------  --------  --------
Other Income and Expenses
 Deferred returns and
  allowance for funds used
  during construction (Note
  1)........................        82        88       109
 Other, net.................       166       126        29
                              --------  --------  --------
 Total other income and
  expenses..................       248       214       138
                              --------  --------  --------
Earnings Before Interest and
 Taxes......................     2,043     2,647     2,108
Interest Expense (Notes 7
 and 10)....................       601       514       472
Minority Interests (Note
 12)........................       142        96        23
                              --------  --------  --------
Earnings Before Income
 Taxes......................     1,300     2,037     1,613
Income Taxes (Notes 1 and
 6).........................       453       777       639
                              --------  --------  --------
Income Before Extraordinary
 Item.......................       847     1,260       974
Extraordinary Gain (Loss),
 net of tax.................       660        (8)       --
                              --------  --------  --------
Net Income..................     1,507     1,252       974
                              --------  --------  --------
Dividends and Premiums on
 Redemptions of Preferred
 and Preference Stock (Note
 13)........................        20        21        72
                              --------  --------  --------
Earnings Available For
 Common Stockholders........     1,487     1,231       902
                              --------  --------  --------
Other Comprehensive Income,
 net of tax
 Foreign currency
  translation adjustments
  (Note 1)..................        (2)       --        --
                              --------  --------  --------
 Total Comprehensive
  Income....................  $  1,485  $  1,231  $    902
                              ========  ========  ========
Common Stock Data (Note 1)
 Weighted average shares
  outstanding...............       365       361       360
 Earnings per share (before
  extraordinary item)
   Basic....................  $   2.26  $   3.43  $   2.51
   Dilutive.................  $   2.25  $   3.42  $   2.50
 Earnings per share
   Basic....................  $   4.08  $   3.41  $   2.51
   Dilutive.................  $   4.07  $   3.40  $   2.50
 Dividends per share........  $   2.20  $   2.20  $   1.90

                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION

                     Consolidated Statements Of Cash Flows

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                         In millions
Cash Flows From Operating Activities
 Net income...................................... $  1,507  $  1,252  $    974
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization.................    1,151     1,055       983
   Extraordinary (gain) loss, net of tax.........     (660)        8        --
   Injuries and damages accrual..................      800        --        --
   Deferred income taxes.........................     (210)      (35)       99
   Purchased capacity levelization...............      104        88        56
   Transition cost recoveries (payments), net....       95       (28)      (36)
   (Increase) decrease in
    Receivables..................................     (659)      (18)     (266)
    Inventory....................................      (89)     (104)       (7)
    Other current assets.........................     (138)      (39)      (18)
   Increase (decrease) in
    Accounts payable.............................      477        72       239
    Taxes accrued................................      (57)       (6)       50
    Interest accrued.............................       32        (2)      (13)
    Other current liabilities....................       73        84        15
   Other, net....................................      258         4        64
                                                  --------  --------  --------
   Net cash provided by operating activities.....    2,684     2,331     2,140
                                                  --------  --------  --------
Cash Flows From Investing Activities
 Capital and investment expenditures.............   (5,936)   (2,500)   (2,028)
 Proceeds from sale of subsidiaries..............    1,900        --        --
 Decommissioning, retirements and other..........      236        24        34
                                                  --------  --------  --------
   Net cash used in investing activities.........   (3,800)   (2,476)   (1,994)
                                                  --------  --------  --------
Cash Flows From Financing Activities
 Proceeds from the issuance of
   Long-term debt................................    3,221     1,357     1,618
   Guaranteed preferred beneficial interests in
    subordinated notes of Duke Energy Corporation
    or Subsidiaries..............................      484       581       339
   Common stock and stock options................      162       176        15
 Payments for the redemption of
   Long-term debt................................   (1,505)     (698)     (869)
   Common stock..................................       --        --       (25)
   Preferred and preference stock................      (20)     (180)     (224)
 Net change in notes payable and commercial
  paper..........................................       58      (350)     (290)
 Dividends paid..................................     (822)     (814)     (726)
 Other...........................................       22         6       (41)
                                                  --------  --------  --------
   Net cash provided by (used in) financing
    activities...................................    1,600        78      (203)
                                                  --------  --------  --------
 Net increase (decrease) in cash and cash
  equivalents....................................      484       (67)      (57)
 Cash received from business acquisitions........       49        38        --
 Cash and cash equivalents at beginning of year..       80       109       166
                                                  --------  --------  --------
 Cash and cash equivalents at end of year........ $    613  $     80  $    109
                                                  ========  ========  ========
Supplemental Disclosures
 Cash paid for interest, net of amount
  capitalized.................................... $    541  $    490  $    476
 Cash paid for income taxes...................... $    732  $    733  $    470

                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION

                          Consolidated Balance Sheets

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                  In millions
ASSETS
Current Assets (Note 1)
 Cash and cash equivalents (Note 7)............................ $   613 $    80
 Receivables (Note 7)..........................................   3,248   2,318
 Inventory.....................................................     599     543
 Current portion of natural gas transition costs (Note 4)......      81     100
 Current portion of purchased capacity costs (Note 5)..........     146      99
 Unrealized gains on mark-to-market transactions (Note 7)......   1,131   1,457
 Other (Note 7)................................................     353     246
                                                                ------- -------
   Total current assets........................................   6,171   4,843
                                                                ------- -------
Investments and Other Assets
 Investments in affiliates (Notes 8 and 14)....................   1,299     902
 Nuclear decommissioning trust funds (Note 11).................     703     580
 Pre-funded pension costs (Note 17)............................     315     332
 Goodwill, net (Notes 1 and 2).................................     844     495
 Notes receivable..............................................     154     244
 Unrealized gains on mark-to-market transactions (Notes 1 and
  7)...........................................................     690     396
 Other.........................................................     705     283
                                                                ------- -------
   Total investments and other assets..........................   4,710   3,232
                                                                ------- -------
Property, Plant and Equipment (Notes 1, 5, 9, 10 and 11)
 Cost..........................................................  30,436  27,128
 Less accumulated depreciation and amortization................   9,441  10,253
                                                                ------- -------
   Net property, plant and equipment...........................  20,995  16,875
                                                                ------- -------
Regulatory Assets and Deferred Debits (Note 1)
 Purchased capacity costs (Note 5).............................     497     648
 Debt expense..................................................     223     253
 Regulatory asset related to income taxes......................     500     506
 Natural gas transition costs (Note 4).........................       4      80
 Environmental clean-up costs (Note 14)........................      27      69
 Other.........................................................     282     300
                                                                ------- -------
   Total regulatory assets and deferred debits.................   1,533   1,856
                                                                ------- -------
Total Assets................................................... $33,409 $26,806
                                                                ======= =======


                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
                                                                 In millions
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable............................................. $ 2,312  $ 1,754
 Notes payable and commercial paper (Notes 7 and 10)..........     267      209
 Taxes accrued (Note 1).......................................     685      119
 Interest accrued.............................................     139      109
 Current maturities of long-term debt and preferred stock
  (Notes 10 and 13)...........................................     515      707
 Unrealized losses on mark-to-market transactions (Notes 1 and
  7)..........................................................   1,241    1,387
 Other (Notes 1 and 14).......................................     717      670
                                                               -------  -------
   Total current liabilities..................................   5,876    4,955
                                                               -------  -------
Long-term Debt (Notes 7 and 10)...............................   8,683    6,272
                                                               -------  -------
Deferred Credits and Other Liabilities (Note 1)
 Deferred income taxes (Note 6)...............................   3,402    3,705
 Investment tax credit (Note 6)...............................     225      242
 Nuclear decommissioning costs externally funded (Note 11)....     703      580
 Environmental clean-up liabilities (Note 14).................     101      148
 Unrealized losses on mark-to-market transactions (Note 7)....     438      362
 Other (Note 14)..............................................   2,099      907
                                                               -------  -------
   Total deferred credits and other liabilities...............   6,968    5,944
                                                               -------  -------
Minority Interests (Note 2)...................................   1,200      253
                                                               -------  -------
Guaranteed Preferred Beneficial Interests in Subordinated
 Notes of Duke Energy Corporation or Subsidiaries (Notes 7 and
  12).........................................................   1,404      919
                                                               -------  -------
Preferred and Preference Stock (Notes 7 and 13)
 Preferred and preference stock with sinking fund
  requirements................................................      71      104
 Preferred and preference stock without sinking fund
  requirements................................................     209      209
                                                               -------  -------
   Total preferred and preference stock.......................     280      313
                                                               -------  -------
Commitments and Contingencies (Notes 5, 11 and 14)

Common Stockholders' Equity (Notes 15 and 16)

 Common stock, no par, 1 billion shares authorized; 366
  million and 363 million shares outstanding at December 31,
  1999 and 1998, respectively.................................   4,603    4,449
 Retained earnings............................................   4,397    3,701
 Accumulated other comprehensive income.......................      (2)      --
                                                               -------  -------
   Total common stockholders' equity..........................   8,998    8,150
                                                               -------  -------
Total Liabilities and Stockholders' Equity.................... $33,409  $26,806
                                                               =======  =======

                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION

             Consolidated Statements Of Common Stockholders' Equity

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                         In millions
Common Stock
  Balance at beginning of year................... $  4,449  $  4,284  $  4,289
  Dividend reinvestment and employee benefits....      154       165        (9)
  Other capital stock transactions, net..........       --        --         4
                                                  --------  --------  --------
    Balance at end of year.......................    4,603     4,449     4,284
                                                  --------  --------  --------
Retained Earnings
  Balance at beginning of year...................    3,701     3,256     3,052
  Net income.....................................    1,507     1,252       974
  Common stock dividends.........................     (802)     (794)     (682)
  Preferred and preference stock dividends and
   premiums on redemptions (Note 13).............      (20)      (21)      (72)
  Other capital stock transactions, net..........       11         8       (16)
                                                  --------  --------  --------
    Balance at end of year.......................    4,397     3,701     3,256
                                                  --------  --------  --------
Accumulated Other Comprehensive Income
  Balance at beginning of year...................       --        --        --
  Foreign currency translation adjustments (Note
   1)............................................       (2)       --        --
                                                  --------  --------  --------
    Balance at end of year.......................       (2)       --        --
                                                  --------  --------  --------
Total Common Stockholders' Equity................ $  8,998  $  8,150  $  7,540
                                                  ========  ========  ========


                 See Notes to Consolidated Financial Statements

                            DUKE ENERGY CORPORATION

                   Notes to Consolidated Financial Statements

              For the Years Ended December 31, 1999, 1998 and 1997

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

  "Duke Energy" is used in these Notes as a collective reference to Duke Energy Corporation and its subsidiaries.

  Cash and Cash Equivalents. All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

  Inventory. Inventory consists primarily of materials and supplies, gas held for transmission, processing and sales commitments, and coal held for electric generation. Inventory is recorded at the lower of cost or market, primarily using the average cost method.

  Accounting for Risk Management and Commodity Trading Activities. Duke Energy, primarily through its subsidiaries, manages its exposure to risk from existing contractual commitments and provides risk management services to its customers and suppliers through commodity derivatives, including forward contracts, futures, over-the-counter swap agreements and options.

  Commodity derivatives utilized for trading purposes are accounted for using the mark-to-market method. Under this methodology, these instruments are adjusted to market value, and the unrealized gains and losses are recognized in current period income and are included in the Consolidated Statements of Income and Comprehensive Income as Natural Gas and Petroleum Products Purchased or Net Interchange and Purchased Power, and in the Consolidated Balance Sheets as Unrealized Gains or Losses on Mark-to-Market Transactions.

  Commodity derivatives such as futures, forwards, over-the-counter swap agreements and options are also utilized for non-trading purposes to hedge the impact of market fluctuations in the price of natural gas, electricity and other energy-related products. To qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Under the deferral method of accounting, gains and losses related to commodity derivatives which qualify as hedges are recognized in income when the underlying hedged physical transaction closes and are included in the Consolidated Statements of Income and Comprehensive Income as Natural Gas and Petroleum Products Purchased, or Net Interchange and Purchased Power. If the commodity derivative is no longer sufficiently correlated to the underlying commodity, or if the underlying commodity transaction closes earlier than anticipated, the deferred gains or losses are recognized in income.

  Duke Energy periodically uses interest rate swaps, accounted for under the accrual method, to manage the interest rate characteristics associated with outstanding debt. Interest rate differentials to be paid or received as interest rates change are accrued and recognized as an adjustment to interest expense. The amount accrued as either a payable to or receivable from counterparties is included in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits.

                            DUKE ENERGY CORPORATION

1. Summary of Significant Accounting Policies -- Continued

  Duke Energy also periodically utilizes interest rate lock agreements to hedge interest rate risk associated with new debt issuances. Under the deferral method of accounting, gains or losses on such agreements, when settled, are deferred in the Consolidated Balance Sheets as Long-term Debt and are amortized in the Consolidated Statements of Income and Comprehensive Income as an adjustment to interest expense.

  Duke Energy is exposed to foreign currency risk from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, contracts are denominated in or indexed to the U.S. dollar or may be hedged through debt denominated in the foreign currency. Duke Energy also uses foreign currency derivatives, where possible, to hedge its risk related to foreign currency fluctuations. To qualify as a hedge, there must be a high degree of correlation between price movements in the derivative and the item designated as being hedged. These derivatives are accounted for under the deferral method previously described under commodity derivatives used for non-trading purposes.

  Duke Energy also enters into foreign currency swap agreements to manage foreign currency risks associated with energy contracts denominated in foreign currencies. These agreements are accounted for under the mark-to-market method previously described.

  Goodwill. Goodwill represents the excess of acquisition costs over the fair value of the net assets of an acquired business. The goodwill created by Duke Energy's acquisitions is amortized on a straight-line basis over the useful lives of the assets, ranging from 10 to 40 years. The amount of goodwill reported on the Consolidated Balance Sheets as of December 31, 1999 and 1998, respectively, was $844 million and $495 million, net of accumulated amortization of $218 million and $166 million. See Note 2 to the Consolidated Financial Statements for information on significant goodwill additions.

  Property, Plant and Equipment. Property, plant and equipment are stated at original cost. Duke Energy capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of money. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates, excluding nuclear fuel, were 3.73%, 3.82% and 3.67% for 1999, 1998 and 1997, respectively.

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

                            DUKE ENERGY CORPORATION

1. Summary of Significant Accounting Policies -- Continued

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

  Cost-Based Regulation. Duke Energy's regulated operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets and liabilities that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for non-regulated entities. These regulatory assets and liabilities are classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities, respectively. The applicability of SFAS No. 71 is routinely evaluated, and factors such as regulatory changes and the impact of competition are considered. Discontinuing cost-based regulation or increasing competition might require companies to reduce their asset balances to reflect a market basis less than cost and to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of discontinuing cost-based regulation or increasing competition on future financial position or consolidated results of operations. However, Duke Energy continues to position itself to effectively meet these challenges by maintaining competitive prices.

  Common Stock Options. Duke Energy accounts for stock-based compensation using the intrinsic method of accounting. Under this method, compensation cost, if any, is measured as the excess of the quoted market price of Duke Energy's stock at the date of the grant over the amount an employee must pay to acquire the stock. Restricted stock is recorded as compensation cost over the requisite vesting period based on the market value on the date of the grant. Pro forma disclosures utilizing the fair value accounting method are included in Note 16 to the Consolidated Financial Statements.

  Revenues. Revenues on sales of electricity and transportation and storage of natural gas are recognized as service is provided. Revenues on sales of natural gas and petroleum products, as well as electricity, gas and other energy products marketed, are recognized in the period of delivery. Receivables on the Consolidated Balance Sheets included $207 million and $193 million as of December 31, 1999 and 1998, respectively, for electric service that has been provided but not yet billed to customers. When rate cases are pending final approval, a portion of the revenues is subject to possible refund. Reserves are established where required for such cases.

  Nuclear Fuel. Amortization of nuclear fuel is included in the Consolidated Statements of Income and Comprehensive Income as Fuel Used in Electric Generation. The amortization is recorded using the units-of-production method.

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

                            DUKE ENERGY CORPORATION

1. Summary of Significant Accounting Policies -- Continued

  Rates used for capitalization of deferred returns and AFUDC by Duke Energy's regulated operations are calculated in compliance with FERC rules.

  Foreign Currency Translation. Assets and liabilities of Duke Energy's international operations, where the local currency is the functional currency, have been translated at year-end exchange rates, and revenues and expenses have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation are included in the Consolidated Statements of Income and Comprehensive Income as Foreign Currency Translation Adjustments. The financial statements of international operations, where the U.S. dollar is the functional currency, reflect certain transactions denominated in the local currency that have been remeasured in U.S. dollars. The remeasurement of local currencies into U.S. dollars creates gains and losses from foreign currency transactions that are included in consolidated net income.

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

                                                               1999  1998 1997
                                                               ----  ---- ----
                                                                In millions
   Denominator for Earnings per Share
   Denominator for basic earnings per share (weighted average
    shares outstanding)....................................... 365   361  360
   Assumed exercise of dilutive stock options.................  (a)    1    2
                                                               ---   ---  ---
   Denominator for dilutive earnings per share................ 365   362  362
                                                               ===   ===  ===

  --------
  (a) While Duke Energy had dilutive stock options as of December 31, 1999, the amount did not round to one million.

  Extraordinary Items. In 1999, Duke Energy realized an extraordinary gain of $660 million, or $1.82 per share, relating to the sale of certain pipeline companies. See Note 2 to the Consolidated Financial Statements for additional information on the extraordinary item.

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

  New Accounting Standard. In September 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. Duke Energy is required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the

                            DUKE ENERGY CORPORATION

1. Summary of Significant Accounting Policies -- Continued

derivative. Duke Energy is currently reviewing the expected impact of SFAS No. 133 on consolidated results of operations and financial position.

  Reclassifications. Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

2. Business Combinations, Acquisitions and Dispositions

  Business Combinations: PanEnergy Corp (PanEnergy). On June 18, 1997, Duke Power Company (Duke Power) changed its name to Duke Energy Corporation and completed a stock-for-stock merger with PanEnergy (the merger). PanEnergy was involved in the gathering, processing, transportation and storage of natural gas; the production of natural gas liquids (NGLs); and the marketing of natural gas, electricity and other energy-related products. Pursuant to the merger agreement, Duke Energy issued 158.3 million shares of its common stock in exchange for all of the outstanding common stock of PanEnergy. Accordingly, each share of PanEnergy common stock outstanding was converted into the right to receive 1.0444 shares of Duke Energy's common stock. In addition, each outstanding option to purchase PanEnergy common stock became an option to purchase common stock of Duke Energy, adjusted accordingly. The merger was accounted for as a pooling of interests; therefore, the Consolidated Financial Statements and other financial information included in this Annual Report for periods prior to the merger include the combined historical financial results of Duke Power and PanEnergy.

  Business Acquisitions: For acquisitions accounted for using the purchase method, assets and liabilities have been consolidated as of the purchase date and earnings from the acquisitions have been included in consolidated earnings of Duke Energy subsequent to the purchase date. Assets acquired and liabilities assumed are recorded at their estimated fair values, and the excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities acquired are recorded as goodwill.

  Dominion Resources' Hydroelectric, Natural Gas and Diesel Power Generation Businesses. In August 1999, Duke Energy, through its wholly owned subsidiary, Duke Energy International, LLC (Duke Energy International) reached a definitive agreement with Dominion Resources, Inc. (Dominion Resources) to acquire its portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. In October 1999, Duke Energy International completed the purchase of the businesses in Belize and Peru from Dominion Resources, as well as acquired additional ownership interests in the Peru business (Egenor) from two other parties for $152 million in cash and certain other ownership interests in South America. The purchase increased Duke Energy International's ownership in Egenor from approximately 30% to 90%. The completion of the purchases in Argentina and Bolivia are subject to receiving appropriate governmental consents and approvals and are expected to close by mid-2000.

  Assets and liabilities of the Belize and Peru businesses have been recorded at preliminary fair values along with goodwill of $74 million which is being amortized on a straight-line basis over 35 to 40 years. The final purchase price allocation and estimated life of goodwill are subject to adjustment when additional information concerning asset and liability valuations is finalized and the evaluation of certain pre-acquisition contingent liabilities has been completed.

  Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema). In August 1999, Duke Energy International entered a series of transactions to complete a $761 million purchase of a controlling voting interest and an approximate 44% economic interest in Paranapanema, an electric generating company in

                            DUKE ENERGY CORPORATION

2. Business Combinations, Acquisitions and Dispositions -- Continued

Brazil. Assets and liabilities have been recorded at preliminary fair values along with goodwill of $134 million which is being amortized on a straight-line basis over 40 years. The final purchase price allocation and estimated life of goodwill are subject to adjustment when additional information concerning asset and liability valuations is finalized and the evaluation of certain pre-acquisition contingent liabilities has been completed.

  In January 2000, Duke Energy completed a tender offer to the minority shareholders of Paranapanema and successfully acquired an additional 51% economic interest in the company for approximately $280 million. This increased Duke Energy's economic ownership from approximately 44% to approximately 95%. See Note 19 to the Consolidated Financial Statements.

  Union Pacific Resources' Gathering, Processing and Marketing Operations. On March 31, 1999, Duke Energy through its wholly owned subsidiary, Duke Energy Field Services, Inc., completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), as well as UPR's NGL marketing activities (collectively, "the UPR acquisition"). Goodwill of $135 million has been recorded and is being amortized on a straight-line basis over 15 to 20 years. The final purchase price allocation and estimated life of goodwill are subject to adjustment pending additional information concerning asset and liability valuations and the evaluation of certain pre-acquisition contingent liabilities.

  Dispositions: PEPL Companies and Trunkline LNG. On March 29, 1999, wholly owned subsidiaries of Duke Energy sold Panhandle Eastern Pipe Line Company
(PEPL), Trunkline Gas Company and additional storage related to those systems (collectively, the PEPL Companies), which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company (Trunkline LNG) to CMS Energy Corporation (CMS). The sales price of $2.2 billion involved cash proceeds of $1.9 billion and CMS' assumption of existing PEPL debt of approximately $300 million. The sale resulted in an extraordinary gain of $660 million, net of income tax of $404 million, and an increase in earnings per basic share of $1.82. Under the terms of the agreement with CMS, Duke Energy retained certain assets and liabilities, such as the Houston office building, certain environmental, legal and tax liabilities, and substantially all intercompany balances. Management believes that the retention of these items will not have a material adverse effect on consolidated results of operations or financial position.

  Combined Operating Results of the PEPL Companies and Trunkline LNG for the Period from January 1, 1999 through March 28, 1999 (a)

                                                                     In millions
   Operating Revenues...............................................    $126
   Operating Expenses...............................................      57
   Other Income, Net................................................       4
                                                                        ----
    Earnings Before Interest and Taxes..............................    $ 73
                                                                        ====

  --------
  (a) Excludes intercompany building rental revenue, allocated corporate expenses, building depreciation and certain other costs retained by Duke Energy.

  The pro forma results of operations for acquisitions and dispositions do not materially differ from reported results.

                            DUKE ENERGY CORPORATION

3. Business Segments

  Duke Energy is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments:

  . Electric Operations
  . Natural Gas Transmission
  . Field Services
  . Trading and Marketing
  . Global Asset Development
  . Other Energy Services
  . Real Estate Operations

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

  Natural Gas Transmission provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. Until the sale of the Midwest Pipelines on March 29, 1999, Natural Gas Transmission also provided interstate transportation and storage services in the midwest states. See further discussion of the sale of the Midwest Pipelines in Note 2 to the Consolidated Financial Statements. The interstate natural gas transmission and storage operations are subject to the rules and regulations of the FERC.

  Field Services gathers, processes, transports and markets natural gas and produces, transports and markets NGLs. Field Services operates gathering systems in western Canada and ten contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and onshore and offshore Gulf Coast areas.

  Trading and Marketing markets natural gas, electricity and other energy-related products across North America. Duke Energy owns a 60% interest in Trading and Marketing's energy trading operations, with Mobil Corporation owning a 40% minority interest. This segment also includes certain other trading activities and limited hydrocarbon exploration and production activities that are wholly owned by Duke Energy.

  Global Asset Development develops, owns and operates energy-related facilities worldwide. Global Asset Development conducts its operations primarily through Duke Energy North America, LLC (Duke Energy North America) and Duke Energy International.

  Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc., Duke/Fluor Daniel and DukeSolutions, Inc.

  Real Estate Operations conducts its business through Crescent Resources, Inc., which develops high quality commercial and residential real estate projects and manages land holdings in the southeastern U.S.

  Duke Energy's reportable segments are strategic business units that offer different products and services and are each managed separately. The accounting policies for the segments are the same as those described in Note 1 to the Consolidated Financial Statements. Management evaluates segment performance based on earnings before interest and taxes (EBIT) after deducting minority interests. EBIT presented in the accompanying table includes intersegment sales accounted for at prices representative of unaffiliated party

                            DUKE ENERGY CORPORATION

3. Business Segments -- Continued

transactions. Segment assets are provided as additional information in the accompanying table and are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

  Other Operations primarily includes communication services, water services and certain unallocated corporate items.

Business Segment Data

                                                                       Depreciation Capital and
                          Unaffiliated Intersegment  Total                 and       Investment  Segment
                            Revenues     Revenues   Revenues   EBIT    Amortization Expenditures Assets
                          ------------ ------------ --------  -------  ------------ ------------ -------
                                                          In millions
Year Ended December 31,
 1999
Electric Operations.....    $ 4,700      $    --    $ 4,700   $   856      $542        $  759    $13,133
Natural Gas
 Transmission...........      1,100          106      1,206       627       126           261      3,897
Field Services..........      2,883          707      3,590       144       131         1,630      3,565
Trading and Marketing...     11,334          459     11,793        70        12           104      4,060
Global Asset
 Development............        612          165        777       181       104         2,703      6,673
Other Energy Services...        886          103        989       (94)       14            94        612
Real Estate Operations..        233           --        233       176         9           368        983
Other Operations........         (6)          44         38        (9)       30            17      1,298
Eliminations and
 Minority Interests.....         --       (1,584)    (1,584)       92        --            --       (812)
                            -------      -------    -------   -------      ----        ------    -------
  Total Consolidated....    $21,742      $    --    $21,742   $ 2,043      $968        $5,936    $33,409
                            =======      =======    =======   =======      ====        ======    =======
Year Ended December 31,
 1998
Electric Operations.....    $ 4,626      $    --    $ 4,626   $ 1,513      $522        $  586    $12,953
Natural Gas
 Transmission...........      1,426          102      1,528       702       215           290      4,996
Field Services..........      2,094          545      2,639        76        80           304      1,893
Trading and Marketing...      8,614          171      8,785        81        11             8      3,233
Global Asset
 Development............        237           82        319        64        31         1,027      2,061
Other Energy Services...        436           85        521        10        12            41        376
Real Estate Operations..        181           --        181       142         6           217        724
Other Operations........         (4)          26         22         2        32            27        968
Eliminations and
 Minority Interests.....         --       (1,011)    (1,011)       57        --            --       (398)
                            -------      -------    -------   -------      ----        ------    -------
  Total Consolidated....    $17,610      $    --    $17,610   $ 2,647      $909        $2,500    $26,806
                            =======      =======    =======   =======      ====        ======    =======
Year Ended December 31,
 1997
Electric Operations.....    $ 4,401      $    --    $ 4,401   $ 1,282      $498        $  743    $12,958
Natural Gas
 Transmission...........      1,468          104      1,572       624       229           247      5,059
Field Services..........      2,481          574      3,055       157        71           157      1,855
Trading and Marketing...      7,411           78      7,489        23         7            18      1,857
Global Asset
 Development............        109           14        123         4         9           348        988
Other Energy Services...        343           33        376        18         6            47        223
Real Estate Operations..        124           --        124        98         4           223        594
Other Operations........        (28)          --        (28)     (120)       17           245        941
Eliminations and
 Minority Interests.....         --         (803)      (803)       22        --            --       (446)
                            -------      -------    -------   -------      ----        ------    -------
  Total Consolidated....    $16,309      $    --    $16,309   $ 2,108      $841        $2,028    $24,029
                            =======      =======    =======   =======      ====        ======    =======

                            DUKE ENERGY CORPORATION

3. Business Segments -- Continued

  In 1999, foreign operations consisted of 10% of consolidated revenues and 15% of consolidated long-lived assets, primarily in Canada and Latin America. Foreign operations were not material for 1998 and 1997.

4. Regulatory Matters

  Electric Operations. The NCUC and the PSCSC approve rates for retail electric sales within their respective states. The FERC approves Electric Operations' rates for electric sales to wholesale customers. Electric sales to the other joint owners of the Catawba Nuclear Station, which represent a majority of Electric Operations' electric wholesale revenues, are set through contractual agreements.

  In 1997, in conjunction with its merger with PanEnergy, Duke Energy agreed to cap the base electric rates for retail customers at existing levels through 2000, with very limited exceptions. Duke Energy also agreed to freeze rates, except for the market-based rates, for transmission and wholesale electric sales. In addition, Duke Energy agreed to a cap on the rates charged to the other joint owners of Catawba Nuclear Station under the interconnection agreements and on the reimbursement of certain costs related to administration and general expenses and general plant costs under operation and fuel agreements. Management believes that these agreements will not have a material adverse effect on consolidated results of operations or financial position.

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

  Certain of Electric Operations' electric wholesale customers, excluding the other Catawba Nuclear Station joint owners, initiated proceedings in 1995 before the FERC concerning rate-related matters. Duke Energy and nine of its eleven wholesale customers entered into a settlement in July 1996 which reduced the customers' electric rates by approximately 9%. These contracts will be in effect through 2001, subject to annual renewals thereafter. Both of the customers that did not enter into the settlement signed agreements and began purchasing electricity from other suppliers in 1997. Management believes that these agreements will not have a material adverse impact on consolidated results of operations or financial position.

  In December 1997, Duke Energy filed applications with the FERC, NCUC and PSCSC for authority to combine Nantahala Power and Light (a wholly owned subsidiary) and Duke Power. Duke Energy received the necessary approvals in June, April and February 1998, respectively. Nantahala Power and Light began operations as a division of Duke Power effective August 3, 1998.

  On December 20, 1999, the FERC issued Order 2000, which encourages transmission owners to voluntarily join Regional Transmission Organizations
(RTOs) to increase access to the nation's power grid. All public utilities that own, operate, or control interstate electric transmission are required to file with the FERC by October 15, 2000. This filing must describe the company's proposal to join an RTO, including a description of efforts to participate, reasons for not participating, plans for further work towards participation and/or any obstacles in participation. All RTOs are to be operational by December 15, 2001.

  Natural Gas Transmission. Duke Energy's interstate natural gas pipelines primarily provide transportation and storage services pursuant to FERC Order
636. Order 636 allows pipelines to recover eligible

                            DUKE ENERGY CORPORATION

4. Regulatory Matters -- Continued

costs resulting from implementation of the order (transition costs). In 1994, the FERC approved Texas Eastern Transmission Corporation's (TETCO) settlement resolving regulatory issues related primarily to Order 636 transition costs and a number of other issues related to services prior to Order 636. Under the 1994 settlement, TETCO's liability for transition costs was estimated based on the amount of producers' natural gas reserves and other factors. In 1998, TETCO favorably resolved all remaining gas purchase contracts, recognizing $39 million of income ($24 million after tax). In addition, the FERC approved a settlement filed by TETCO, which accelerates recovery of natural gas transition costs. The 1998 settlement is not expected to have a material adverse effect on the consolidated results of operations or financial position.

  Global Asset Development. Three California electric generating plants, Moss Landing, South Bay and Oakland, sell electricity under the terms of Reliability Must Run Agreements with the California Independent System Operator, which purchases electricity at FERC regulated rates. Moss Landing and Oakland have entered into settlement agreements with respect to the rates to be paid to them by the Independent System Operator. Those settlements were approved by the FERC in January 2000. South Bay has not reached a final agreement with respect to its electric rates and, therefore, its rates are subject to partial refund or surcharge. Management believes that the final resolution of this matter will not have a material adverse effect on consolidated results of operations or financial position.

5. Joint Ownership of Generating Facilities

  Joint Ownership of Catawba Nuclear Station

                                                                       Ownership
   Owner                                                               Interest
   -----                                                               ---------
   North Carolina Municipal Power Agency Number 1 (NCMPA).............  37.5%
   North Carolina Electric Membership Corporation (NCEMC).............  28.125%
   Duke Energy Corporation............................................  12.5%
   Piedmont Municipal Power Agency (PMPA).............................  12.5%
   Saluda River Electric Cooperative, Inc. (Saluda River).............   9.375%
                                                                       --------
                                                                       100%
                                                                       ========

  As of December 31, 1999, $523 million of Property, Plant and Equipment and $243 million of accumulated depreciation and amortization represented Duke Energy's investment in Catawba Nuclear Station Units 1 and 2. Duke Energy's share of operating costs is included in the Consolidated Statements of Income and Comprehensive Income.

  Duke Energy entered into contractual interconnection agreements with the other joint owners of Catawba Nuclear Station to purchase declining percentages of the generating capacity and energy from the station. These purchased power agreements became effective in 1985 and 1986. The purchased power agreements were established for fifteen years for NCMPA and PMPA and ten years for NCEMC and Saluda River.

  The portion of purchased capacity subject to levelization not recovered in rates was deferred. Duke Energy is recovering the accumulated balance, including returns on the deferred balance, over a period expected to end in 2004. Jurisdictional levelizations are intended to recover total costs, including deferred returns, and are subject to adjustments, including final true-ups. The current levelized approved revenues are approximately $186 million.

                            DUKE ENERGY CORPORATION

5. Joint Ownership of Generating Facilities -- Continued

  For the years ended December 31, 1999, 1998 and 1997, purchased capacity and energy costs from the other joint owners was approximately $62 million, $88 million and $120 million, respectively. These amounts, after adjustments for the costs of capacity purchased not reflected in current rates, are included in the Consolidated Statements of Income and Comprehensive Income as Net Interchange and Purchased Power. As of December 31, 1999 and 1998, $643 million and $747 million, respectively, associated with the cost of capacity purchased but not reflected in current rates have been accumulated in the Consolidated Balance Sheets as Purchased Capacity Costs and Current Portion of Purchased Capacity Costs.

  The interconnection agreements also provide for supplemental power sales by Duke Energy to the other joint owners of Catawba Nuclear Station to satisfy their capacity and energy needs beyond the capacity and energy which they retain from the station or potentially acquire in the form of other resources. The agreements further provide the other joint owners the ability to secure such supplemental requirements outside of these contractual agreements following an appropriate notice period. NCEMC, Saluda River and NCMPA have given such appropriate notice effective January 1, 2001. PMPA will continue to receive supplemental power sales from Duke Energy through December 31, 2005. As the other joint owners retain more capacity and energy from the station, or obtain additional capacity and energy from a third party, supplemental power sales are expected to decline. Management believes this will not have a material adverse effect on consolidated results of operations or financial position.

6. Income Taxes

  Income Tax Expense

                                                         For the Years Ended
                                                             December 31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------  ------  ------
                                                             In millions
   Current income taxes
     Federal............................................ $  526  $  673  $  433
     State..............................................    138     138     100
                                                         ------  ------  ------
       Total current income taxes.......................    664     811     533
                                                         ------  ------  ------
   Deferred income taxes, net
     Federal............................................   (127)    (15)    112
     State..............................................    (65)     (4)      9
                                                         ------  ------  ------
       Total deferred income taxes, net.................   (192)    (19)    121
                                                         ------  ------  ------
   Investment tax credit amortization...................    (19)    (15)    (15)
                                                         ------  ------  ------
   Total income tax expense............................. $  453  $  777  $  639
                                                         ======  ======  ======

                            DUKE ENERGY CORPORATION

6. Income Taxes -- Continued

  Income Tax Expense Reconciliation to Statutory Rate

                                                        For the Years Ended
                                                            December 31,
                                                        ----------------------
                                                         1999    1998    1997
                                                        ------  ------  ------
                                                            In millions
   Income tax, computed at the statutory rate of 35%..  $  455  $  713  $  565
   Adjustments resulting from:
     State income tax, net of federal income tax
      effect..........................................      47      90      71
     Favorable resolution of tax issues...............     (30)     --      --
     Other items, net.................................     (19)    (26)      3
                                                        ------  ------  ------
       Total income tax expense.......................  $  453  $  777  $  639
                                                        ------  ------  ------
   Effective tax rate.................................    34.9%   38.1%   39.6%
                                                        ======  ======  ======

  Net Deferred Income Tax Liability Components

                                                               December 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                                In millions
   Deferred credits and other liabilities.................... $   556  $   268
   Alternative minimum tax credit carryforward...............      --       30
   Other.....................................................       8       36
                                                              -------  -------
     Total deferred income tax assets........................     564      334
   Valuation allowance.......................................     (62)     (52)
                                                              -------  -------
     Net deferred income tax assets..........................     502      282
                                                              -------  -------
   Investments and other assets..............................    (245)    (207)
   Property, plant and equipment.............................  (2,483)  (2,405)
   Regulatory assets and deferred debits.....................    (427)    (542)
   Regulatory asset related to restating to pre-tax basis....    (432)    (435)
   Other.....................................................      --      (69)
                                                              -------  -------
     Total deferred income tax liabilities...................  (3,587)  (3,658)
                                                              -------  -------
   State deferred income tax, net of federal tax effect......    (340)    (357)
                                                              -------  -------
   Net deferred income tax liability......................... $(3,425) $(3,733)
                                                              =======  =======

  The change in the net deferred income tax liability from 1998 to 1999 differs from the 1999 deferred income tax expense as a result of the removal of net deferred income tax liabilities due to the sale of the PEPL Companies and Trunkline LNG.

7. Risk Management and Financial Instruments

  Commodity Derivatives. Duke Energy, primarily through Trading and Marketing, manages its exposure to risk from existing contractual commitments and provides risk management services to its customers through forward contracts, futures, over-the-counter swap agreements and options (collectively, "commodity derivatives"). Energy commodity forward contracts involve physical delivery of an energy commodity. Energy commodity futures involve the buying or selling of natural gas, electricity or other energy-related commodities at a fixed price. Over-the-counter swap agreements require Duke Energy to receive or make payments based on

                            DUKE ENERGY CORPORATION

7. Risk Management and Financial Instruments -- Continued

the difference between a specified price and the actual price of the underlying commodity. Energy commodity options held to mitigate price risk provide the right, but not the requirement, to buy or sell energy-related commodities at a fixed price.

  Commodity Derivatives -- Trading. Duke Energy engages in the trading of commodity derivatives, and therefore experiences net open positions. Duke Energy manages open positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk measurement. The weighted-average life of Duke Energy's commodity risk portfolio was approximately 20 months at December 31, 1999.

  Net Gains Recognized from Trading Commodity Derivatives

                                                                 1999 1998 1997
                                                                 ---- ---- ----
                                                                  In millions
   Natural gas.................................................. $83  $114 $34
   Electricity..................................................  41    14  (a)

  --------
  (a)  Not material.

  Absolute Notional Contract Quantity of Commodity Derivatives Held for Trading Purposes

                                                                  December 31,
                                                                 ---------------
                                                                  1999    1998
                                                                 ------- -------
   Natural gas, in billion cubic feet...........................  36,285  11,149
   Electricity, in gigawatt hours............................... 469,371 112,867

  Fair Values of Commodity Derivatives -- Trading

                                                 1999               1998
                                          ------------------ ------------------
                                          Assets Liabilities Assets Liabilities
                                          ------ ----------- ------ -----------
                                                       In millions
   Fair value at December 31
     Natural gas......................... $2,966   $2,855    $1,275   $1,179
     Electricity.........................  1,302    1,271       578      570
   Average fair values for the year
     Natural gas.........................  2,401    2,269       805      757
     Electricity.........................    962      900       420      416

  Commodity Derivatives -- Non-Trading. At December 31, 1999 and 1998, Duke Energy held or issued several commodity derivatives, primarily in the form of swaps, that reduce exposure to market price fluctuations for certain power and NGL production facilities. At December 31, 1999, these commodity derivatives extended for periods up to ten years. The gains, losses and costs related to non-trading commodity derivatives that qualify as a hedge are not recognized until the underlying physical transaction closes. At December 31, 1999 and 1998, Duke Energy had unrealized net gains (losses) of $(120) million and $10 million, respectively, related to non-trading commodity derivatives. The determination of unrealized net gains (losses) requires judgement in interpreting market data and developing estimates of fair value. Accordingly, the unrealized net gains (losses) as of December 31, 1999 and 1998 are not necessarily indicative of the amounts Duke Energy could have realized in the current market.

                            DUKE ENERGY CORPORATION

7. Risk Management and Financial Instruments -- Continued

  Absolute Notional Contract Quantity of Commodity Derivatives Held for Non-Trading Purposes

                                                                    1999   1998
                                                                   ------ ------
   Natural gas, in billion cubic feet.............................    592    218
   Electricity, in gigawatt hours................................. 45,877 10,618
   Power capacity, in megawatt months............................. 25,950     --
   Oil, in thousands of barrels................................... 32,764  4,875

  Interest Rate Derivatives. Duke Energy periodically enters into financial derivative instruments including, but not limited to, swaps, options and treasury rate agreements to manage and mitigate interest rate risk exposure related to borrowings. The notional amounts shown in the following table serve solely as a basis for the calculation of payment streams to be exchanged. These notional amounts are not a measure of the company's exposure through its use of derivatives. Fair values shown in the following table represent estimated amounts that Duke Energy would have received if the swaps had been settled at current market rates on the respective dates.

  Interest Rate Derivatives

                                                 December 31,
                               -------------------------------------------------
                                         1999                     1998
                               ------------------------ ------------------------
                               Notional Fair  Contracts Notional Fair  Contracts
                               Amounts  Value  Expire   Amounts  Value  Expire
                               -------- ----- --------- -------- ----- ---------
                                              Dollars in millions
   Interest rate swaps........   $600    $ 2    2000      $300    $ 8  1999-2000

  Deferred gains on settled interest rate derivatives were not material in 1999 or 1998. Unrealized gains and losses and exposure to changes in market condition were not material at December 31, 1999 and 1998. As a result of the interest rate swap contracts which swap fixed rate obligations to effective floating rates, interest expense for the relative notional amount on the Consolidated Statements of Income and Comprehensive Income is recognized at the weighted average London interbank offered rate (LIBOR) for the year plus the applicable margins.

  Weighted Average Rates for Interest Rate Swaps

                                                               For the Years
                                                               Ended December
                                                                    31,
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
   8% Series B Swap........................................... 5.36% 5.69% 5.78%
   7.5% Series B Swap......................................... 6.42% 6.74% 6.83%
   Commercial paper fixed rate swaps.......................... 4.95%   --    --

  Foreign Currency Derivatives. Trading and Marketing enters into foreign currency swap agreements to manage foreign currency risks associated with energy contracts denominated in foreign currencies. As of December 31, 1999, the agreements had a notional contract amount of approximately $762 million, beginning in the year 2000 and extending to the year 2005, and had a weighted average fixed exchange rate of 1.470 Canadian dollars to U.S. dollars. As of December 31, 1998, the agreements had a notional contract amount of approximately $120 million, beginning in the year 2000 and extending to the year 2005, and had a weighted average fixed exchange rate of 1.472 Canadian dollars to U.S. dollars. The fair value of foreign currency swap agreements was not material at December 31, 1999 or 1998.

                            DUKE ENERGY CORPORATION

7. Risk Management and Financial Instruments -- Continued

  In anticipation of the tender offer for Paranapanema (see Note 19 to the Consolidated Financial Statements), Duke Energy entered into foreign currency forward contracts to obtain Brazilian reais. As of December 31, 1999, the forward contracts had a notional amount of $280 million at an average exchange rate of 1.8496 Brazilian reais to U.S. dollars which approximated fair value.

  Market and Credit Risk. New York Mercantile Exchange (Exchange) traded futures and option contracts are guaranteed by the Exchange and have nominal credit risk. On all other transactions previously described, Duke Energy is exposed to credit risk in the event of nonperformance by the counterparties. For each counterparty, Duke Energy analyzes its financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. The change in market value of exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Swap contracts and most other over-the-counter instruments are generally settled at the expiration of the contract term and may be subject to margin requirements with the counterparty.

  Financial Instruments. The fair value of financial instruments is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 1999 and 1998 are not necessarily indicative of the amounts Duke Energy could have realized in current market exchanges. The majority of the estimated fair value amounts were obtained from independent parties.

  Financial Instruments

                                           1999                   1998
                                  ---------------------- ----------------------
                                             Approximate            Approximate
                                  Book Value Fair Value  Book Value Fair Value
                                  ---------- ----------- ---------- -----------
                                                   In millions
   Long-term debt (a)............   $9,165     $8,891      $6,959     $7,240
   Guaranteed preferred
    beneficial interests in
    subordinated notes of Duke
    Energy or subsidiaries.......    1,404      1,207         919        937
   Preferred stock (a)...........      313        303         333        346

  --------
  (a)  Includes current maturities.

  The fair value of cash and cash equivalents, notes receivable, notes payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

  Guarantees made on behalf of affiliates or recourse provisions from affiliates have no book value associated with them, and there are no fair values readily determinable since quoted market prices are not available.

8. Investment in Affiliates

  Investments in domestic and international affiliates which are not controlled by Duke Energy but where Duke Energy has significant influence over operations are accounted for by the equity method. These investments include undistributed earnings of $6 million and $5 million in 1999 and 1998, respectively. Duke Energy's share of net income from these affiliates is reflected in the Consolidated Statements of Income and Comprehensive Income as Other Operating Revenues.

                            DUKE ENERGY CORPORATION

8. Investment in Affiliates -- Continued

  Natural Gas Transmission. Investments primarily include ownership interests in natural gas pipeline joint ventures which transport gas from Canada to the U.S. Investments include a 37.5% ownership interest in Maritimes & Northeast Pipeline, L.L.C.

  Field Services. Investments primarily include a 37% interest in a partnership which owns natural gas gathering systems in the Gulf of Mexico (Dauphin Island Gathering Partners) and a 21.1% interest in TEPPCO.

  Global Asset Development. Global Asset Development has investments in various natural gas and electric generation and transmission facilities in its targeted geographic areas. Significant investments include a 50% indirect interest in VMC Generating Company, a merchant electric generating company, a 36.8% indirect interest in American Ref-Fuel Company and a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) business in Jubail, Saudi Arabia.

  Other Energy Services. Investments include the participation in various construction and support activities for fossil-fueled generating plants.

  Real Estate Operations. Investments include various real estate development projects.

  Other Operations. Investments include a 20% interest in the BellSouth PCS L.P. joint venture, which provides wireless personal communication services.

Investment in Affiliates

                                December 31, 1999             December 31, 1998             December 31, 1997
                          -----------------------------  ----------------------------  ----------------------------
                          Domestic International Total   Domestic International Total  Domestic International Total
                          -------- ------------- ------  -------- ------------- -----  -------- ------------- -----
                                                                In millions
Natural Gas
 Transmission...........   $  67       $ 83      $  150    $104       $ 37      $141     $ 67       $ --      $ 67
Field Services..........     439         --         439     303         --       303      160         --       160
Global Asset
 Development............     425        224         649     171        223       394      174        208       382
Other Energy Services...      51          6          57      19         23        42       16         10        26
Real Estate Operations..      11         --          11       5         --         5        2         --         2
Other Operations........      (7)        --          (7)     17         --        17       36         13        49
                           -----       ----      ------    ----       ----      ----     ----       ----      ----
 Total..................   $ 986       $313      $1,299    $619       $283      $902     $455       $231      $686
                           =====       ====      ======    ====       ====      ====     ====       ====      ====

Equity in Earnings of Investment

                                                           For the years ended:
                          -----------------------------------------------------------------------------------------
                                December 31, 1999             December 31, 1998             December 31, 1997
                          -----------------------------  ----------------------------  ----------------------------
                          Domestic International Total   Domestic International Total  Domestic International Total
                          -------- ------------- ------  -------- ------------- -----  -------- ------------- -----
                                                                In millions
Natural Gas
 Transmission...........   $  16       $  9      $   25    $ 14       $  3      $ 17     $  8       $ --      $  8
Field Services..........      44         --          44       9         --         9       19         --        19
Global Asset
 Development............      47         10          57      50         18        68        8         21        29
Other Energy Services...      10          3          13       1         13        14        4          8        12
Real Estate Operations..       3         --           3      --         --        --       --         --        --
Other Operations........     (30)        --         (30)    (29)        --       (29)     (30)        --       (30)
                           -----       ----      ------    ----       ----      ----     ----       ----      ----
 Total..................   $  90       $ 22      $  112    $ 45       $ 34      $ 79     $  9       $ 29      $ 38
                           =====       ====      ======    ====       ====      ====     ====       ====      ====

                            DUKE ENERGY CORPORATION

8. Investment in Affiliates -- Continued

  Summarized Combined Financial Information of Unconsolidated Subsidiaries

                                                                December 31,
                                                            --------------------
                                                             1999   1998   1997
                                                            ------ ------ ------
                                                                In millions
   Balance Sheet
     Current Assets........................................ $1,544 $  848 $  642
     Noncurrent Assets.....................................  7,826  7,340  5,868
     Current Liabilities...................................  1,155  1,084    758
     Noncurrent Liabilities................................  4,727  3,884  3,257
                                                            ------ ------ ------
       Net Assets.......................................... $3,488 $3,220 $2,495
                                                            ====== ====== ======
   Income Statement
     Operating Revenues.................................... $3,510 $1,667 $  905
     Operating Expenses....................................  3,104  1,166    703
       Net Income..........................................    193    263     72

  Duke Energy had outstanding notes receivable from certain affiliates of $72 million and $80 million at December 31, 1999 and 1998, respectively.

9. Property, Plant and Equipment

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                  In millions
   Electric utility
    Generation................................................. $ 7,876 $ 7,670
    Transmission and distribution..............................   6,577   6,324
    General plant..............................................   1,166   1,127
    Nuclear fuel...............................................     741     554
    Construction work in progress..............................     343     328
                                                                ------- -------
      Total electric utility...................................  16,703  16,003
                                                                ------- -------
   Natural gas transmission....................................   4,473   6,194
   Non-regulated generation....................................   4,457     837
   Gathering and processing....................................   2,428   1,409
   Construction work in progress...............................     881     469
   Other property and equipment................................   1,494   2,216
                                                                ------- -------
      Total Property, Plant and Equipment...................... $30,436 $27,128
                                                                ======= =======

  Accumulated Depreciation

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                  In millions
   Electric utility(a)......................................... $ 6,950 $ 6,371
   Natural gas transmission....................................   1,217   2,585
   Non-regulated generation....................................     493      26
   Other.......................................................     781   1,271
                                                                ------- -------
      Total Accumulated Depreciation........................... $ 9,441 $10,253
                                                                ======= =======

  --------
  (a) Includes amortization of nuclear fuel: 1999--$444 million; 1998--$325 million.

                            DUKE ENERGY CORPORATION

10. Debt and Credit Facilities

Long-term Debt

                                                                December 31,
                                                                --------------
                                                      Year Due   1999    1998
                                                     ---------- ------  ------
                                                                 In millions
Duke Energy
First and refunding mortgage bonds:(a)
 7%.................................................    2000    $  200  $  200
 5 7/8%--6 5/8%..................................... 2001--2008    625     625
 6 3/4%--8.30%...................................... 2023--2025    661     678
 7%--8.95%.......................................... 2027--2033    165     165
 Mortgage bonds matured during 1999.................                --     425
Pollution control debt, 3.85%--7.75%................ 2012--2017    172     172
Notes:
 5.38%--9.21%....................................... 2009--2016    264      65
 6%--6.6%........................................... 2028--2038    500     300
Commercial paper, 5.84% and 5.28% weighted-average
 rate at December 31, 1999 and 1998, respectively...             1,000   1,200
Other debt..........................................                21      23
Duke Capital Corporation
Senior Notes:
 6 1/4%--7 1/2%..................................... 2004--2009  1,250     250
 6 3/4%--8%......................................... 2018--2019    650     150
Commercial paper, 5.91% and 5.73% weighted-average
 rate at December 31, 1999 and 1998, respectively...               500     500
Note payable to affiliate 5.03% and 4.68% weighted-
 average rate at December 31, 1999 and 1998,
 respectively.......................................                83      24
PanEnergy
Bonds:
 7 3/4%.............................................    2022       328     328
 8 5/8% Debentures..................................    2025       100     100
Notes:
 7%--9.9%, maturing serially........................ 2003--2006    395     395
 Notes matured during 1999..........................                --     114
TETCO
Notes:
 8%--10 3/8%........................................ 2000--2004    500     500
 Medium-term, Series A, 7.64% -- 9.07%.............. 2001--2012     51     100
Algonquin Gas Transmission Company
 9.13% Notes........................................    2003       100     100
Crescent Resources, Inc(b)
Construction and mortgage loans, 5.86%--7.26%....... 2000--2011     46      69
Revolving credit facilities, 5.98% weighted-average
 rate at December 31, 1998..........................    2001        --     100
Global Asset Development
Medium-term note, 7.25%.............................    2004       162      --
Credit facilities, 6.01% weighted-average rate at
 December 31, 1999..................................    2002       460      --
Notes:
 7.69%--18%......................................... 2000--2005    107      33
 7.8%............................................... 2004--2013    161      --
 6%--10%(c)......................................... 2013--2017    485      --
Capital leases...................................... 2009--2028    207      --
Notes matured during 1999...........................                --      78
Other debt of subsidiaries..........................                34     313
Unamortized debt discount and premium, net..........               (62)    (48)
                                                                ------  ------
Total long-term debt................................             9,165   6,959
Current maturities of long-term debt................              (482)   (687)
                                                                ------  ------
Total long-term portion.............................            $8,683  $6,272
                                                                ======  ======

--------
(a)   Substantially all of Electric Operations' electric plant was mortgaged.
(b) Substantial amounts of Crescent Resources' real estate development projects, land and buildings were pledged as collateral.
(c)   Paranapanema (Brazil) debt, principal is indexed annually to inflation.

                            DUKE ENERGY CORPORATION

10. Debt and Credit Facilities -- Continued

  Annual Maturities

                                                                     In millions
   2000.............................................................    $482
   2001.............................................................     306
   2002.............................................................     225
   2003.............................................................     601
   2004.............................................................     958

  Annual maturities exclude $1,736 million of long-term debt that matures after 2004 which have call options whereby Duke Energy has the option to repay the debt early. Based on the years in which Duke Energy may first exercise their redemption options, $881 million could potentially be repaid in 2000, $328 million in 2002, $227 million in 2003, $200 million in 2004 and $100 million thereafter.

  Credit Facilities

                                   December 31, 1999      December 31, 1998
                                 ---------------------- ----------------------
                                   Credit                 Credit
                                 Facilities Outstanding Facilities Outstanding
                                 ---------- ----------- ---------- -----------
                                                  In millions
   364-day facilities (a).......   $  823      $ 10       $  600      $ --
   Three-year revolving
    facilities..................      565       450           --        --
   Four-year revolving
    facilities..................      125        --          125       100
   Five-year revolving
    facilities (a)..............    2,200        --        2,200        --
                                   ------      ----       ------      ----
     Total Consolidated.........   $3,713      $460       $2,925      $100
                                   ======      ====       ======      ====

  --------
  (a)  Supported commercial paper facilities.

  Notes Payable and Commercial Paper

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
                                                                 In millions
   Credit facilities outstanding.............................. $   460  $   100
   Note payable...............................................      86        4
   Commercial paper outstanding...............................   1,764    1,905
                                                               -------  -------
                                                                 2,310    2,009
   Less portion classified as long-term
     Credit facilities........................................    (460)    (100)
     Note payable.............................................     (83)      --
     Commercial paper.........................................  (1,500)  (1,700)
                                                               -------  -------
   Portion classified as short-term........................... $   267  $   209
                                                               =======  =======

  The weighted average interest rate on outstanding short-term notes payable and commercial paper at December 31, 1999 and 1998 was 5.72% and 5.23%, respectively.

                            DUKE ENERGY CORPORATION

11. Nuclear Decommissioning Costs

  Nuclear Decommissioning Costs. Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $1.9 billion stated in 1999 dollars based on decommissioning studies completed in 1999. This amount includes Duke Energy's 12.5% ownership in the Catawba Nuclear Station. The other joint owners of Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. Both the NCUC and the PSCSC have granted Duke Energy recovery of estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy's nuclear stations. Such estimates presume each unit will be decommissioned as soon as possible following the end of its license life. Although subject to extension, the current operating licenses for Duke Energy's nuclear units expire as follows: Oconee 1 and 2 --2013, Oconee 3 -- 2014; McGuire 1 -- 2021, McGuire 2 -- 2023; and Catawba 1 -- 2024, Catawba
2 -- 2026.

  During 1999 and 1998, Duke Energy expensed approximately $57 million which was contributed to the external funds for decommissioning costs and accrued an additional $6 million to the internal reserve. Nuclear units are depreciated at an annual rate of 4.7%, of which 1.61% is for decommissioning. The balance of the external funds as of December 31, 1999 and 1998 was $703 million and $580 million, respectively. The balance of the internal reserve as of December 31, 1999 and 1998 was $223 million and $217 million, respectively, and is reflected in the Consolidated Balance Sheets as Accumulated Depreciation and Amortization. Management believes that the decommissioning costs being recovered through rates, when coupled with assumed after-tax fund earnings of 5.5% to 5.9%, are currently sufficient to provide for the cost of decommissioning.

  A provision in the Energy Policy Act of 1992 established a fund for the decontamination and decommissioning of the Department of Energy's (DOE) uranium enrichment plants. Licensees are subject to an annual assessment for 15 years based on their pro rata share of past enrichment services. The annual assessment is recorded in the Consolidated Statements of Income and Comprehensive Income as Fuel Used in Electric Generation. Duke Energy paid $10 million during 1999 and has paid $75 million cumulatively related to its ownership interests in nuclear plants. The remaining liability and regulatory assets of $70 million and $79 million at December 31, 1999 and 1998, respectively, are reflected in the Consolidated Balance Sheets as Deferred Credits and Other Liabilities, and Regulatory Assets and Deferred Debits, respectively.

  Spent Nuclear Fuel. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy has entered into contracts with the DOE for the disposal of spent nuclear fuel. The DOE failed to begin accepting the spent nuclear fuel on January 31, 1998, the date provided by the Nuclear Waste Policy Act and by Duke Energy's contract with the DOE. On June 8, 1998, Duke Energy filed with the United States Court of Federal Claims a claim against the DOE for damages in excess of $1 billion arising out of the DOE's failure to begin accepting commercial spent nuclear fuel by January 31, 1998. Damages claimed in the suit are intended to recover costs that Duke Energy is incurring and will continue to incur as a result of the DOE's partial material breach of its contract with Duke Energy, including costs associated with securing additional spent fuel storage capacity. Duke Energy will continue to safely manage its spent nuclear fuel until the DOE accepts it. Payments made to the DOE for disposal costs are based on nuclear output and are included in the Consolidated Statements of Income and Comprehensive Income as Fuel Used in Electric Generation.

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

                            DUKE ENERGY CORPORATION

12. Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Energy or Subsidiaries -- Continued

  Trust Preferred Securities

                                     December 31,
                                     ---------------
   Issued                     Rate    1999    1998   Junior Subordinated Notes
   ------                     -----  -------  ------ -------------------------
                                      In millions
   Duke Energy
     1997....................   7.2% $   350  $ 350  7.2% Series A due 2037
     1999....................   7.2%     250     --  7.2% Series B due 2039
   Duke Capital
     1998.................... 7 3/8%     250    250  7 3/8% Series A due 2038
     1998.................... 7 3/8%     350    350  7 3/8% Series B due 2038
     1999.................... 8 3/8%     250     --  8 3/8% Series C due 2029
   Unamortized debt
    discount.................            (46)   (31)
                                     -------  -----
                                     $ 1,404  $ 919
                                     =======  =====

  These trust preferred securities represent preferred undivided beneficial interests in the assets of the respective trusts. Payment of distributions on these preferred securities is guaranteed by the respective company, but only to the extent the trusts have funds legally and immediately available to make such distributions. Dividends of $87 million, $44 million and $15 million related to the trust preferred securities have been included in the Consolidated Statements of Income and Comprehensive Income as Minority Interests for the years ended December 31, 1999, 1998 and 1997, respectively.

13. Preferred and Preference Stock

  Authorized Shares of Stock as of December 31, 1999 and 1998

                                                           Par Value   Shares
                                                           --------- -----------
                                                                     In millions
   Preferred Stock........................................   $100       12.5
   Preferred Stock A......................................   $ 25       10.0
   Preference Stock.......................................   $100        1.5

  As of December 31, 1999 and 1998, there were no shares of preference stock outstanding.

  Preferred Stock with Sinking Fund Requirements

                                                                           December 31,
                                                    Shares Outstanding  -------------------
         Rate/Series                   Year Issued at December 31, 1999   1999      1998
         -----------                   ----------- -------------------- --------- ---------
                                                                        Dollars in millions
   6.10% C (Preferred Stock A).......     1992           800,000        $      20 $      20
   6.20% D (Preferred Stock A).......     1992           800,000               20        20
   6.20% T...........................     1992           130,000               13        13
   6.30% U...........................     1992           130,000               13        13
   6.40% V...........................     1992           130,000               13        13
   6.75% X...........................     1993           250,000               25        25
   5.95% B (Preferred Stock A) (a)...     1992                --               --        20
                                                                        --------- ---------
     Total.......................                                       $     104 $     124
                                                                        ========= =========

  --------
  (a)   Preferred stock series redeemed in September 1999.

                            DUKE ENERGY CORPORATION

13. Preferred and Preference Stock -- Continued

  The annual sinking fund requirements for 2000 through 2004 are $33 million, $33 million, $13 million, $2 million and $2 million, respectively. Some additional redemptions are permitted at Duke Energy's option.

  Preferred Stock without Sinking Fund Requirements

                                                              December 31,
                                                           -------------------
                                Year   Shares Outstanding
   Rate/Series                 Issued at December 31, 1999   1999      1998
   -----------                 ------ -------------------- --------- ---------
                                                           Dollars in millions
   4.50% C..................... 1964        175,000        $      18 $      18
   7.85% S..................... 1992        300,000               30        30
   7.00% W..................... 1993        249,989               25        25
   7.04% Y..................... 1993        299,995               30        30
   6.375% (Preferred Stock A).. 1993      1,257,185               31        31
   Auction Series A............ 1990        750,000               75        75
                                                           --------- ---------
     Total.....................                            $     209 $     209
                                                           ========= =========

  The call provisions for the outstanding preferred stock specify various redemption prices not exceeding 104% of par value, plus accumulated dividends to the redemption date.

  During February 1998, Duke Energy purchased approximately two million shares of its preferred stock for $180 million. During December 1997, Duke Energy redeemed approximately three million shares of preferred stock for $203 million. The premiums related to these redemptions were included in the Consolidated Statements of Income and Comprehensive Income as Dividends and Premiums on Redemptions of Preferred and Preference Stock for 1997.

14. Commitments and Contingencies

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

  Excess Liability Insurance. This policy currently provides approximately $9.6 billion of coverage through the Price-Anderson Act's mandatory industry-wide excess secondary insurance program of risk pooling. The $9.6 billion of coverage is the sum of the current potential cumulative retrospective premium assessments of $88 million per licensed commercial nuclear reactor. This $9.6 billion will be increased by $88 million as each additional commercial nuclear reactor is licensed, or reduced by $88 million for certain nuclear reactors that are no longer operational and may be exempted from the risk pooling insurance program. Under this program, licensees could be assessed retrospective premiums to compensate for damages in the event of a nuclear incident at any licensed facility in the nation. If such an incident occurs and public liability damages exceed primary insurances, licensees may be assessed up to $88 million for each of their licensed reactors, payable at a rate not

                            DUKE ENERGY CORPORATION

14. Commitments and Contingencies -- Continued

to exceed $10 million a year per licensed reactor for each incident. The $88 million amount is subject to indexing for inflation and may be subject to state premium taxes.

  Duke Energy is a member of Nuclear Electric Insurance Limited (NEIL), which provides property and business interruption insurance coverage for Duke Energy's nuclear facilities under the following three policy programs:

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

  Business Interruption Insurance. This policy provides business interruption and/or extra expense coverage resulting from an accidental outage of a nuclear unit. Each unit of the McGuire and Catawba Nuclear Stations is insured for up to approximately $4 million per week and the Oconee Nuclear Station units are insured for up to approximately $3 million per week. Coverage amounts per unit decline if more than one unit is involved in an accidental outage. Initial coverage begins after a 12-week deductible period and continues at 100% for 52 weeks and 80% for the next 110 weeks.

  If NEIL's losses ever exceed its reserves for any of the above three programs, Duke Energy will be liable for assessments of up to five times its annual premiums. The current potential maximum assessments are as follows:
Primary Property Insurance -- $22 million; Excess Property Insurance -- $22 million; Business Interruption Insurance -- $20 million.

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

  Manufactured Gas Plants and Superfund Sites. Duke Energy was an operator of manufactured gas plants until the early 1950s and has entered into a cooperative effort with the State of North Carolina and other owners of certain former manufactured gas plant sites to investigate and, where necessary, remediate these contaminated sites. The State of South Carolina has expressed interest in entering into a similar arrangement. Duke Energy is considered by regulators to be a potentially responsible party and may be subject to future liability at seven federal Superfund sites and two state Superfund sites. While the cost of remediation of the remaining sites may be substantial, Duke Energy will share in any liability associated with remediation of contamination at such sites with other potentially responsible parties. Management believes that resolution of these matters will not have a material adverse effect on consolidated results of operations or financial position.

  PCB (Polychlorinated Biphenyl) Assessment and Clean-up Programs. In June 1999, the Environmental Protection Agency (EPA) certified that TETCO, a wholly owned subsidiary of Duke Energy, had completed clean up of PCB contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. TETCO is required to continue groundwater monitoring on a number of sites for at least the next two years. The estimated cost of such monitoring is not material.

                            DUKE ENERGY CORPORATION

14. Commitments and Contingencies -- Continued

  Under terms of the agreement with CMS discussed in Note 2 to the Consolidated Financial Statements, Duke Energy is obligated to complete clean-up of previously identified contamination at certain agreed-upon sites on the PEPL and Trunkline systems. These clean-up programs are expected to continue until 2001. The contamination resulted from the past use of lubricants containing PCBs and the prior use of wastewater collection facilities and other on-site disposal areas. Soil and sediment testing, to date, has detected no significant off-site contamination. Duke Energy has communicated with the EPA and appropriate state regulatory agencies on these matters.

  At December 31, 1999 and 1998, remaining estimated clean-up costs on the TETCO, PEPL and Trunkline systems have been accrued and are included in the Consolidated Balance Sheets as Other Current Liabilities and Environmental Clean-up Liabilities. These cost estimates represent gross clean-up costs expected to be incurred, have not been discounted or reduced by customer recoveries and generally do not include fines, penalties or third-party claims. Costs expected to be recovered from customers have been deferred and are included in the Consolidated Balance Sheets as of December 31, 1999 and 1998, as Environmental Clean-up Costs.

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

  Injury and Damages Claims. Duke Energy has experienced numerous claims relating to damages for personal injury alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities performed by Duke Energy on its electric generation plants during the 1960s and 1970s. During 1999, Duke Energy experienced a significant increase in the number of these claims. This increase, coupled with its cumulative experience in claims received, prompted Duke Energy to conduct a comprehensive review which was completed in late 1999 and to record an $800 million accrual, which is included in Other Deferred Credits and Other Liabilities in the Consolidated Financial Statements, to reflect the purchase of a third party insurance policy as well as estimated amounts for future claims not recoverable under such policy. The insurance policy, combined with amounts covered by self-insurance reserves, provides for claims paid up to an aggregate of $1.6 billion. Duke Energy currently believes the estimated claims relating to this exposure will not exceed such amount. While Duke Energy is uncertain as to the timing of when claims will be received, portions of the estimated claims may not be received and paid for 30 or more years. Amounts reserved for injury and damages claims were not material in 1998 and 1997.

  While Duke Energy has recorded an accrual related to this estimated liability, such estimates cannot be made with certainty. Factors, such as the frequency and magnitude of claims, could result in changes in the estimates of the injury and damages liability and insurance recoveries. Such changes could result in, over time, a difference from the amount currently reflected in the financial statements. However, due to Duke Energy's insurance program related to this liability, management believes that any changes in the estimates would not have a material adverse affect on consolidated results of operations or financial position.

  Litigation. Duke Energy and its subsidiaries are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Duke Energy has made accruals in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations or financial position.

                            DUKE ENERGY CORPORATION

14. Commitments and Contingencies -- Continued

  Other Commitments and Contingencies. Periodically, Duke Energy may become involved in contractual disputes with natural gas transmission customers involving potential or threatened abrogation of contracts by the customers. If the customers are successful, Duke Energy may not receive the full value of anticipated benefits under the contracts.

  In the normal course of business, certain of Duke Energy's subsidiaries and affiliates enter into various contracts for energy services that contain certain schedule and performance requirements. Certain subsidiaries of Duke Energy had guaranteed performance under some of these contracts in the amount of approximately $2.5 billion and $1.2 billion as of December 31, 1999 and 1998, respectively. In addition, certain subsidiaries of Duke Energy have guaranteed debt agreements of affiliates and have provided surety bonds and letters of credit, all of which totaled approximately $853 million and $492 million as of December 31, 1999 and 1998, respectively. The increase in the amount of these obligations is due to the increased construction activities at Duke Energy North America and Duke/Fluor Daniel. Management monitors and approves these obligations and believes it is unlikely that Duke Energy would be required to perform or otherwise incur any material losses associated with the above obligations.

  Management believes that these commitments and contingencies will not have a material adverse effect on consolidated results of operations or financial position.

  Leases. Duke Energy utilizes assets under operating leases in several areas of operations. Consolidated rental expense amounted to $87 million, $80 million and $92 million in 1999, 1998 and 1997, respectively. Future minimum rental payments under Duke Energy's various operating leases for the years 2000 through 2004 are $79 million, $68 million, $58 million, $50 million and $45 million, respectively.

15. Common Stock

  At Duke Energy's annual meeting of shareholders held on April 15, 1999, shareholders approved an amendment to the Articles of Incorporation to increase the authorized common stock from 500 million to 1 billion shares.

  In 1996, the Board of Directors authorized Duke Energy to repurchase up to $1 billion of its common stock during the period beginning February 1996 and ending February 2001. No repurchases of common stock were made in 1999, 1998 or 1997, and none are anticipated in the future.

16. Stock-Based Compensation

  Under Duke Energy's 1998 Stock Incentive Plan, stock options for up to fifteen million shares of common stock may be granted to key employees. Under the plan, the exercise price of each option granted equals the market price of Duke Energy's common stock on the date of grant. Vesting periods range from one to five years with a maximum exercise term of ten years.

  Effective with Duke Energy's merger with PanEnergy Corp, each share of PanEnergy common stock, outstanding immediately prior to the merger, was converted into the right to receive 1.0444 shares of Duke Energy common stock. Each option to purchase PanEnergy common stock, outstanding prior to the merger, was assumed by Duke Energy and became exercisable upon the same terms as under the applicable PanEnergy stock option plan and option agreement, except that these options became options to purchase shares of Duke Energy common stock, appropriately adjusted.

                            DUKE ENERGY CORPORATION

16. Stock-Based Compensation -- Continued

  Stock Option Activity

                                                                     Weighted
                                                      Options        Average
                                                   (In thousands) Exercise Price
                                                   -------------- --------------
   Outstanding at December 31, 1996...............     3,274           $20
     Granted......................................       388            44
     Exercised....................................      (873)           19
     Forfeited....................................       (60)           27
                                                       -----
   Outstanding at December 31, 1997...............     2,729            24
     Granted......................................     3,548            57
     Exercised....................................      (948)           21
     Forfeited....................................      (868)           57
                                                       -----
   Outstanding at December 31, 1998...............     4,461            45
     Granted......................................     5,154            54
     Exercised....................................      (428)           23
     Forfeited....................................      (375)           57
                                                       -----
   Outstanding at December 31, 1999...............     8,812            51
                                                       =====

  Stock Options at December 31, 1999

                           Outstanding                    Exercisable
               ------------------------------------ -----------------------
                                Weighted   Weighted                Weighted
    Range of                    Average    Average                 Average
    Exercise       Number      Remaining   Exercise     Number     Exercise
     Prices    (In thousands) Life (Years)  Price   (In thousands)  Price
    --------   -------------- ------------ -------- -------------- --------
   $10 to $14         36          1.4        $12           36        $12
   $15 to $20        728          4.0         19          728         19
   $21 to $25        153          4.2         23          153         23
   $26 to $31        157          6.1         27          157         27
   $42 to $50      2,992          9.8         49          124         44
   $51 to $59      4,443          8.6         58          582         57
   $60 to $67        303          9.0         65           13         67
                   -----                                -----
     Total         8,812                                1,793         34
                   =====                                =====

  Duke Energy had 1.5 million and 2.4 million options exercisable at December 31, 1998 and 1997, with weighted average exercise prices of $22 and $21 per option, respectively.

  The weighted-average fair value of options granted was $10, $9 and $10 per option during 1999, 1998 and 1997, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

  Weighted-Average Assumptions for Option-Pricing

                                                          1999    1998    1997
                                                         ------- ------- -------
   Stock dividend yield.................................    4.1%    4.2%    3.5%
   Expected stock price volatility......................   18.8%   15.1%   20.7%
   Risk-free interest rates.............................    5.9%    5.6%    6.5%
   Expected option lives................................ 7 years 7 years 7 years

                            DUKE ENERGY CORPORATION

16. Stock-Based Compensation -- Continued

  Had compensation expense for stock-based compensation been determined based on the fair value at the grant dates, 1999 net income would have been $1,498 million, or $4.06 per basic share; 1998 net income would have been $1,250 million, or $3.40 per basic share; and 1997 net income would have been $971 million, or $2.50 per basic share.

  Duke Energy has the 1996 Stock Incentive Plan (the 1996 Plan) under which two million shares of common stock were reserved for awards to employees. Restricted stock grants made under the 1996 Plan vest over a period ranging between one and five years. Duke Energy awarded 65,850 restricted shares (fair value at grant dates of approximately $4 million) in 1999 and 3,000 restricted shares in 1998. Compensation expense for the grants is charged to earnings over the restriction period and was not material in 1999, 1998 or 1997.

  In addition, Duke Energy granted Performance Awards under the 1998 Long-Term Incentive Plan (the 1998 Plan), under which fifteen million shares of common stock have been reserved for employee awards. Grants under the 1998 Plan vest over periods ranging between one and seven years. Duke Energy awarded 493,200 shares (fair value at grant dates of $26 million) in 1999. Compensation expense for the stock grants is charged to earnings over the vesting period, and amounted to $3 million in 1999.

17. Employee Benefit Plans

  Retirement Plans. Duke Energy and its subsidiaries maintain a non-contributory defined benefit retirement plan covering most employees with minimum service requirements using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon a percentage, which may vary with age and years of service, of current eligible earnings and current interest credits.

  On December 31, 1998, all defined benefit retirement plans maintained by Duke Energy and its subsidiaries, except for the PanEnergy retirement plan, were merged to form the Duke Energy Retirement Cash Balance Plan (Duke Energy Plan). The plan merger changed the benefit for certain participants, from a formula based primarily on benefit accrual service and highest average earnings, to a cash balance formula.

  Through December 31, 1998, the PanEnergy retirement plan provided retirement benefits (i) for eligible employees of certain subsidiaries that are generally based on an employee's years of benefit accrual service and highest average eligible earnings, and (ii) for eligible employees of certain other subsidiaries under a cash balance formula. In 1998, a significant amount of lump sum payouts was made from the PanEnergy plan resulting in a settlement gain of $10 million. Effective January 1, 1999, the benefit formula under the PanEnergy plan, for all eligible employees, was changed to a cash balance formula.

  In connection with the 1999 sale of the Midwest Pipelines to CMS, benefit accruals under the PanEnergy plan were frozen on December 31, 1998 for all participants who, as a result of the sale, became employees of CMS and its subsidiaries. Once the transfer of the benefit obligation and related assets of the affected participants to CMS was completed, the PanEnergy plan was merged into the Duke Energy Plan.

  Duke Energy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. On December 30, 1997, assets and related liabilities of $236 million and $204 million, respectively, for certain PanEnergy plan participants were transferred to the Duke Power plan. As a result of this transfer, no contributions to the Duke Energy plan were necessary in 1999 or 1998.

                            DUKE ENERGY CORPORATION

17. Employee Benefit Plans -- Continued

  Components of Net Periodic Pension Costs

                                                         For the Years Ended
                                                             December 31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------  ------  ------
                                                             In millions
   Service cost benefit earned during the year.......... $   72  $   63  $   62
   Interest cost on projected benefit obligation........    165     169     164
   Expected return on plan assets.......................   (224)   (218)   (209)
   Amortization of prior service cost...................     (3)     (4)     (5)
   Amortization of net transition asset.................     (4)     (4)     (4)
   Recognized net actuarial loss........................     12      10      17
   Settlement gain......................................     --     (10)     --
                                                         ------  ------  ------
   Net periodic pension costs........................... $   18  $    6  $   25
                                                         ======  ======  ======

  Reconciliation of Funded Status to Pre-funded Pension Costs

                                                                 December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
                                                                  In millions
   Change in Benefit Obligation
   Benefit obligation at beginning of year...................... $2,540  $2,372
   Service cost.................................................     72      63
   Interest cost................................................    165     169
   Plan amendment...............................................     --       5
   Actuarial (gain) loss........................................    (41)    141
   Transfer to CMS..............................................    (85)     --
   Benefits paid................................................   (205)   (210)
                                                                 ------  ------
   Benefit obligation at end of year............................ $2,446  $2,540
                                                                 ======  ======
   Change in Plan Assets
   Fair value of plan assets at beginning of year (a)........... $2,922  $2,725
   Actual return on plan assets.................................    491     406
   Employer contributions.......................................     (2)      1
   Transfer to CMS..............................................    (85)     --
   Benefits paid................................................   (205)   (210)
                                                                 ------  ------
   Fair value of plan assets at end of year (a)................. $3,121  $2,922
                                                                 ======  ======
   Funded status................................................ $  675  $  382
   Unrecognized net experience (gain) loss......................   (315)      2
   Unrecognized prior service cost reduction....................    (24)    (27)
   Unrecognized net transition asset............................    (21)    (25)
                                                                 ------  ------
   Pre-funded pension costs..................................... $  315  $  332
                                                                 ======  ======

  --------
  (a)   Principally equity and fixed income securities.

                            DUKE ENERGY CORPORATION

17. Employee Benefit Plans -- Continued

  Assumptions Used for Pension Benefits Accounting (a)

                                                                  1999 1998 1997
                                                                  ---- ---- ----
                                                                     Percent
   Discount rate................................................. 7.50 6.75 7.25
   Salary increase............................................... 4.50 4.67 4.15
   Expected long-term rate of return on plan assets.............. 9.25 9.25 9.25

  --------
  (a)   Reflects weighted averages across all plans.

  Duke Energy also sponsors employee savings plans which cover substantially all employees. Employer matching contributions of $68 million, $53 million and $53 million were expensed in 1999, 1998 and 1997, respectively.

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

  Components of Net Periodic Postretirement Benefit Costs

                                                        For the Years Ended
                                                            December 31,
                                                        ----------------------
                                                         1999    1998    1997
                                                        ------  ------  ------
                                                            In millions
   Service cost benefit earned during the year........  $    7  $   10  $   10
   Interest cost on accumulated postretirement benefit
    obligation........................................      40      43      46
   Expected return on plan assets.....................     (21)    (18)    (19)
   Amortization of prior service cost.................       1       7       6
   Amortization of net transition obligation..........      18      16      16
   Recognized net actuarial (gain) loss...............      (1)      1      (1)
                                                        ------  ------  ------
   Net periodic postretirement benefit costs..........  $   44  $   59  $   58
                                                        ======  ======  ======

                            DUKE ENERGY CORPORATION

17. Employee Benefit Plans -- Continued

  Reconciliation of Funded Status to Accrued Postretirement Benefit Costs

                                                               December 31,
                                                               --------------
                                                                1999    1998
                                                               ------  ------
                                                                In millions
   Change in Benefit Obligation
   Accumulated postretirement benefit obligation at beginning of year................................................... $  625  $  667
   Service cost...............................................      7      10
   Interest cost..............................................     40      43
   Plan participants' contributions...........................      7       6
   Amendments.................................................     --     (49)
   Actuarial gain.............................................    (68)     (6)
   Benefits paid..............................................    (49)    (46)
                                                               ------  ------
   Accumulated postretirement benefit obligation at end of
    year...................................................... $  562  $  625
                                                               ------  ------
   Change in Plan Assets
   Fair value of plan assets at beginning of year (a)......... $  305  $  266
   Actual return on plan assets...............................     41      34
   Employer contributions.....................................     23      45
   Plan participants' contributions...........................      7       6
   Benefits paid..............................................    (49)    (46)
                                                               ------  ------
   Fair market value of plan assets at end of year (a)........ $  327  $  305
                                                               ------  ------
   Funded status.............................................. $ (235) $ (320)
   Unrecognized prior service cost............................      8       9
   Unrecognized net experience gain...........................   (110)    (23)
   Unrecognized transition obligation.........................    229     239
                                                               ------  ------
   Accrued postretirement benefit costs....................... $ (108) $  (95)
                                                               ======  ======

  --------
  (a)   Principally equity and fixed income securities.

  Assumptions Used for Postretirement Benefits Accounting (a)

                                                               1999  1998  1997
                                                               ----- ----- -----
                                                                    Percent
   Discount rate..............................................  7.50  6.75  7.25
   Salary increase............................................  4.50  4.67  4.33
   Expected long-term rate of return on 401(h) assets.........  9.25  9.25  9.25
   Expected long-term rate of return on RLR assets............  6.75  6.75  6.75
   Expected long-term rate of return on VEBA assets...........  9.25  9.25  9.25
   Assumed tax rate (b)....................................... 39.60 39.60 39.60

  --------
  (a)   Reflects weighted averages across all plans.
  (b)   Health care portion of postretirement benefits in VEBA trusts.

  For measurement purposes, a 5.0% weighted average rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 4.75% for 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

                            DUKE ENERGY CORPORATION

17. Employee Benefit Plans -- Continued

  Sensitivity to Changes in Assumed Health Care Cost Trend Rates

                                                 1-Percentage-  1-Percentage-
                                                 Point Increase Point Decrease
                                                 -------------- --------------
                                                          In millions
   Effect on total of service and interest cost
    components.................................       $ 3            $ (2)
   Effect on postretirement benefit
    obligation.................................        34             (24)

18. Quarterly Financial Data (Unaudited)

                                        First  Second   Third  Fourth
                                       Quarter Quarter Quarter Quarter   Total
                                       ------- ------- ------- -------  -------
                                         In millions, except per share data
   1999
   Operating revenues................  $4,160  $4,691  $6,694  $6,197   $21,742
   Operating income..................     627     531     884    (247)    1,795
   EBIT..............................     683     568     908    (116)    2,043
   Income before extraordinary item..     307     288     441    (189)      847
   Net income........................     967     288     441    (189)    1,507
   Earnings per share (before
    extraordinary item)
     Basic...........................  $ 0.83  $ 0.77  $ 1.20  $(0.53)  $  2.26
     Dilutive........................  $ 0.83  $ 0.77  $ 1.19  $(0.53)  $  2.25
   Earnings per share
     Basic...........................  $ 2.65  $ 0.77  $ 1.20  $(0.53)  $  4.08
     Dilutive........................  $ 2.64  $ 0.77  $ 1.19  $(0.53)  $  4.07
   1998
   Operating revenues................  $4,115  $4,014  $5,298  $4,183   $17,610
   Operating income..................     608     549     826     450     2,433
   EBIT..............................     678     582     871     516     2,647
   Income before Extraordinary item..     328     279     429     224     1,260
   Net income........................     320     279     429     224     1,252
   Earnings per share before
    Extraordinary item)
     Basic...........................  $ 0.89  $ 0.76  $ 1.18  $ 0.60   $  3.43
     Dilutive........................  $ 0.89  $ 0.76  $ 1.17  $ 0.60   $  3.42
   Earnings per share
     Basic...........................  $ 0.87  $ 0.76  $ 1.18  $ 0.60   $  3.41
     Dilutive........................  $ 0.87  $ 0.76  $ 1.17  $ 0.60   $  3.40

19. Subsequent Events

  On December 16, 1999, Duke Energy announced that it had signed definitive agreements to combine Duke Energy's gas gathering and processing businesses with Phillips Petroleum's Gas Processing and Marketing unit to form a new midstream company. Under the terms of the agreements, the new company will seek to arrange approximately $2.6 billion of debt financing and, upon closing of the transaction, will make a one-time cash distribution of $1.2 billion to both Duke Energy and Phillips Petroleum. At closing, Duke Energy will own about 70% of the new company and Phillips Petroleum will own about 30%. The new company would then offer approximately 20% of its equity to the public in 2000 to reduce the debt resulting from the transaction. Such an offering is conditional upon completion of the transaction and favorable market conditions.

  On January 4, 2000, Duke Energy announced that it had entered into a definitive agreement to purchase, for $386 million, 100% of the stock of El Paso Energy Corporation's wholly owned subsidiary, East Tennessee

                            DUKE ENERGY CORPORATION

19. Subsequent Events -- Continued

Natural Gas Company, a 1,100-mile pipeline that crosses Duke Energy's TETCO pipeline and serves the southeastern region of the U.S.

  Both transactions are subject to regulatory approval and are expected to close in the first quarter of 2000.

  In January 2000, Duke Energy completed a tender offer to the minority shareholders of Paranapanema and successfully acquired an additional 51% economic interest in the company for approximately $280 million. This increases Duke Energy's economic ownership from approximately 44% to approximately 95%.

                            DUKE ENERGY CORPORATION

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                     Additions
                                             -------------------------
                             Balance at      Charged to   Charged to               Balance at
                         Beginning of Period  Expense   Other Accounts Deductions End of Period
                         ------------------- ---------- -------------- ---------- -------------
                                                      In millions
December 31, 1999:
 Injuries and Damages...        $113            $ 900        $--          $111       $  902
 Other (a)..............         254              150         60(c)        104          360
                                ----           ------        ---          ----       ------
                                $367           $1,050        $60          $215       $1,262
December 31, 1998 (b)...                                                                367
December 31, 1997 (b)...                                                                329

--------
(a) Principally consists of property insurance reserves and litigation and other contingency reserves which are included in "Other Current Liabilities" or "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets.

(b) Principally consists of injury and damages reserves, property insurance reserves and litigation and other contingency reserves which are included in "Other Current Liabilities" or "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets.

(c) Principally litigation and other contingency reserves assumed in business combinations.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Duke Energy Corporation

  We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (Duke Energy) as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in the accompanying index at Item 14. These financial statements and financial statement schedule are the responsibility of Duke Energy's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duke Energy as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Charlotte, North Carolina
February 11, 2000

                    RESPONSIBILITY FOR FINANCIAL STATEMENTS

  The financial statements of Duke Energy Corporation (Duke Energy) are prepared by management, who are responsible for their integrity and objectivity. The statements are prepared in conformity with generally accepted accounting principles in all material respects and necessarily include judgments and estimates of the expected effects of events and transactions that are currently being reported.

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

  The Board of Directors pursues its oversight role for the financial statements through the audit committee, which is composed entirely of directors who are not employees of Duke Energy. The audit committee meets with management and internal auditors periodically to review accounting control issues and to monitor each group's discharge of its responsibilities. The audit committee also meets periodically with Duke Energy's independent auditors, Deloitte & Touche LLP. The independent auditors have free access to the audit committee and the Board of Directors to discuss internal accounting control, auditing and financial reporting matters without the presence of management.

/s/ Sandra P. Meyer
Sandra P. Meyer
Vice President and Corporate Controller

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant.

  Reference is made to "Executive Officers of Duke Energy" included in "Item 1. Business" of this report. See "The Board of Directors," "Information on the Board of Directors" and "Other Information" in the proxy statement relating to Duke Energy's 2000 annual meeting of shareholders (the Proxy Statement), incorporated herein by reference.

Item 11. Executive Compensation.

  See "Compensation" and "Information on the Board of Directors - Compensation of Directors" in the Proxy Statement, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  See "Beneficial Ownership" in the Proxy Statement, incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  See "Information on the Board of Directors -- Certain Relationships" in the Proxy Statement, incorporated herein by reference.

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

  (a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

    Consolidated Financial Statements

      Consolidated Statements of Income and Comprehensive Income for the
       Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows for the Years Ended December
       31, 1999, 1998 and 1997

      Consolidated Balance Sheets as of December 31, 1999 and 1998

      Consolidated Statements of Common Stockholders' Equity for the Years
       Ended December 31, 1999, 1998 and 1997

      Notes to Consolidated Financial Statements

    Quarterly Financial Data (unaudited) (included in Note 18 to the Consolidated Financial Statements)

    Consolidated Financial Statement Schedule II--Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 1999, 1998 and 1997

    All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

  (b) Reports on Form 8-K

  A Current Report on Form 8-K filed on December 30, 1999 contained disclosures under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

  (c) Exhibits--See Exhibit Index immediately following the signature page.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2000                            Duke Energy Corporation
                                                      (Registrant)
                                         By:       Richard B. Priory
                                                   Richard B. Priory
                                            Chairman of the Board, President
                                              and Chief Executive Officer

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

  (i)   Principal executive officer:
        Richard B. Priory
          Chairman of the Board, President and Chief Executive Officer

  (ii)  Principal financial officer:
        Richard J. Osborne
          Executive Vice President and Chief Financial Officer

  (iii) Principal accounting officer:
        Sandra P. Meyer
          Vice President and Corporate Controller

  (iv)  All of the Directors:
        Richard B. Priory
        G. Alex Bernhardt, Sr.
        Robert J. Brown
        William A. Coley
        William T. Esre
        Ann Maynard Gray
        Dennis R. Hendrix
        Harold S. Hook
        George Dean Johnson, Jr.
        Max Lennon
        Leo E. Linbeck, Jr.
        James G. Martin
        Russell M. Robinson, II

Date: March 20, 2000

  Richard J. Osborne, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

                                                  /s/ Richard J. Osborne
                                         By: __________________________________
                                                     Attorney-In-Fact

                                 EXHIBIT INDEX

  Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

  Exhibit
  Number
  -------
  2        Agreement and Plan of Merger, dated as of November 24, 1996, as amended and restated as of March 10, 1997, among
           registrant, Duke Transaction Corporation and PanEnergy Corp
           (filed with Form 8-K dated March 20, 1997, File No. 1-4928, as
           Exhibit 2(a)).
  3-A      Restated Articles of Incorporation of registrant, dated June
           18, 1997 (filed with Form S-8, No. 333-29563, effective June
           19, 1997, as Exhibit 4(G)).
 *3-B      Articles of Amendment to Restated Articles of Incorporation of
           registrant.
 *3-C      By-Laws of registrant, as amended.
  4        Rights Agreement, dated as of December 17, 1998, between the registrant and The Bank of New York, as Rights Agent (filed with Form 8-K dated February 11, 1999).
 10-A      Agreement, dated March 6, 1978, between the registrant and the
           North Carolina Municipal Power Agency No. 1 (filed with Form
           8-K for the month of March 1978, File No. 1-4928).
 10-B      Agreement, dated August 1, 1980, between the registrant and
           Piedmont Municipal Power Agency (filed with Form 8-K for the month of August 1980, File No. 1-4928).
 10-C      Agreement, dated October 14, 1980, between the registrant and
           North Carolina Electric Membership Corporation (filed with
           Form 10-Q for the quarter ended September 30, 1980, File No.
           1-4928).
 10-D      Agreement, dated October 14, 1980, between the registrant and
           Saluda River Electric Cooperative, Inc. (filed with Form 10-Q for the quarter ended September 30, 1980, File No. 1-4928).
 10-E**    Directors' Charitable Giving Program (filed with Form 10-K for the year ended December 31, 1992, File No. 1-4928, as Exhibit
           10-P).
 10-F**    Estate Conservation Plan (filed with Form 10-K for the year ended December 31, 1992, File No. 1-4928, as Exhibit 10-R).
 10-G**    Directors' Savings Plan (filed with Form 10-K for the year ended December 31, 1996, File No. 1-4928, as Exhibit 10-BB).
 10-H**    Duke Power Company Stock Incentive Plan (filed as Appendix A to Schedule 14A of registrant, March 18, 1996, File No. 1-
           4928).


  Exhibit
  Number
  -------
 10-I**    1989 Non-employee Directors Stock Option Plan of Panhandle
           Eastern Corporation, adopted February 1, 1989 (filed with Form
           S-8 Registration Statement of Panhandle Eastern Corporation,
           File No. 33-28912, as Exhibit 28(a)).
 10-J**    1982 Key Employee Stock Option Plan of Panhandle Eastern
           Corporation, as amended through December 3, 1986 (and related
           Agreement) (filed with Form 10-K of Panhandle Eastern
           Corporation for the year ended December 31, 1986, File No. 1-
           8157, as Exhibit 10(g)).
 10-K**    Panhandle Eastern Corporation 1994 Long Term Incentive Plan
           (filed with Form 10-K of Panhandle Eastern Corporation for the year ended December 31, 1993, File No. 1-8157, as Exhibit
           10.18).
 10-L      $1,250,000,000 Five-Year Credit Agreement dated as of August
           25, 1997, among registrant, the banks listed therein and
           Morgan Guaranty Trust Company of New York, as Administrative
           Agent (filed with Form 10-K for the year ended December 31,
           1997, as Exhibit 10-R).
 10-M      $950,000,000 Five-Year Credit Agreement dated as of August 25,
           1997, among Duke Capital Corporation, the banks listed therein and The Chase Manhattan Bank, as Administrative Agent (filed with Form 10-K for the year ended December 31, 1997, as
           Exhibit 10-S).
 *10-N     $600,000,000 364-Day Credit Agreement dated as of August 23,
           1999, among Duke Capital Corporation, the banks listed therein and The Chase Manhattan Bank, as Administrative Agent.
 10-O**    Employment Agreement by and between the registrant and Richard
           B. Priory dated November 24, 1996 (incorporated by reference to Exhibit C-1 of Exhibit 2 to this Form 10-K), and the First
           Amendment thereto dated October 22, 1997 (filed with Form 10-K for the year ended December 31, 1997, as part of Exhibit 10-
           U).
 10-P**    Employment Agreement by and among PanEnergy Corp, the
           registrant and Fred J. Fowler dated November 24, 1996
           (incorporated by reference to Exhibit B-3 of Exhibit 2 to this
           Form 10-K), and the First Amendment thereto dated October 24,
           1997, filed herewith.
 10-Q**    Employment Agreement by and between the registrant and William
           A. Coley dated November 24, 1996 (incorporated by reference to
           Exhibit C-2 of Exhibit 2 to this Form 10-K), and the First
           Amendment thereto dated October 24, 1997 (filed with Form 10-K for the year ended December 31, 1997, as part of Exhibit 10-
           X).
 10-R**    Employment Agreement by and between the registrant and Richard
           J. Osborne dated November 24, 1996 (incorporated by reference to Exhibit C-3 of Exhibit 2 to this Form 10-K), and the First
           Amendment thereto dated October 27, 1997 (filed with Form 10-K for the year ended December 31, 1997, as part of Exhibit 10-
           Y).


  Exhibit
  Number
  -------
  10-S**   1990 Long-Term Incentive Plan of Panhandle Eastern Corporation
           (filed with Form 10-K of Panhandle Eastern Corporation for the year ended December 31, 1990, File No. 1-8157, as Exhibit
           10.14).
  10-T     Formation Agreement between PanEnergy Trading and Market
           Services, Inc. and Mobil Natural Gas, Inc. dated May 29, 1996
           (filed with Form 10-Q of PanEnergy Corp for the quarter ended
           June 30, 1996, File No. 1-8157, as Exhibit 2).
  10-U     Duke Energy Corporation Long-Term Incentive Plan (filed as
           Appendix A to Schedule 14A of the registrant, March 16, 1998).
  10-V**   Duke Energy Corporation Policy Committee Short-Term Incentive
           Plan (filed as Appendix B to Schedule 14A of the registrant,
           March 16, 1998).
  10-W     Stock Purchase Agreement between PanEnergy Corp, Texas Eastern
           Corporation and CMS Energy Corporation, dated as of October
           31, 1998 (filed as Exhibit 10 to Form 8-K of the registrant,
           File No. 1-4928, filed November 5, 1998).
  10-X     Merger and Purchase Agreement among Union Pacific Resources
           Company, Union Pacific Fuels, Inc., Duke Energy Field
           Services, Inc. and DEFS Merger Sub Corp., dated as of November
           20, 1998 (filed as Exhibit 10 to Form 8-K of the registrant,
           File No. 1-4928, filed December 1, 1998).
  10-Y**   Duke Energy Corporation Executive Savings Plan (filed with
           Form 10-K Report of TEPPCO Partners, LP, File No. 1-10403, for
           the year ended December 31, 1999, as Exhibit 10.7).
  10-Z**   Duke Energy Corporation Executive Cash Balance Plan (filed with Form 10-K Report of TEPPCO Partners, LP, File No. 1-
           10403, for the year ended December 31, 1999, as Exhibit 10.8).
  10-AA**  Duke Energy Corporation Retirement Benefit Equalization Plan
           (filed with Form 10-K Report of TEPPCO Partners, LP, File No.
           1-10403, for the year ended December 31, 1999, as Exhibit
           10.9).
 *10-BB**  Form of Key Employee Severance Agreement and Release between the registrant and certain key executives.
 *10-CC**  Form of Change in Control Agreement between the registrant and certain key executives.
  10-DD    Contribution Agreement by and among Phillips Petroleum
           Company, Duke Energy Corporation and Duke Energy Field
           Services L.L.C., dated as of December 16, 1999 (filed as
           Exhibit 2.1 to Form 8-K of the registrant, filed December 30,
           1999).
  10-EE    Governance Agreement by and among Phillips Petroleum Company,
           Duke Energy Corporation and Duke Energy Field Services L.L.C.,
           dated as of December 16, 1999 (filed as Exhibit 2.2 to Form 8-
           K of the registrant, filed December 30, 1999).
 *12       Computation of Ratio of Earnings to Fixed Charges.
 *21       List of Subsidiaries.
 *23(a)    Independent Auditors' Consent.
 *24(a)    Power of attorney authorizing Richard J. Osborne and others to sign the annual report on behalf of the registrant and certain of its directors and officers.


*24(b)    Certified copy of resolution of the Management Committee of the Board of Directors of the registrant authorizing power of attorney.
*27       Financial Data Schedule for the Year Ended December 31, 1999.

  The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments.