Form 10-Q
period 2000-03-31
DUKE ENERGY CORP
filed 2000-05-12
CIK 30371

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


         FOR QUARTER ENDED MARCH 31, 2000 COMMISSION FILE NUMBER 1-4928



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

Number of shares of Common Stock, without par value, outstanding at
     April 28, 2000......367,461,535

================================================================================

                             DUKE ENERGY CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                                      INDEX

ITEM                                                                                                        PAGE
----                                                                                                        ----

                          PART I. FINANCIAL INFORMATION

1.   Financial Statements....................................................................................1
         Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
                  March 31, 2000 and 1999....................................................................1
         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999............2
         Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999..............................3
         Notes to Consolidated Financial Statements..........................................................5
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition..................10

                           PART II. OTHER INFORMATION

1.   Legal Proceedings......................................................................................20
4.   Submission of Matters to a Vote of Security Holders....................................................20
6.   Exhibits and Reports on Form 8-K.......................................................................20

     Signatures.............................................................................................21



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

                          PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
                             DUKE ENERGY CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                        -------------------------------------
                                                                                              2000                1999
                                                                                        -----------------   -----------------
OPERATING REVENUES
      Sales, trading and marketing of natural gas
           and petroleum products                                                                $ 4,287             $ 2,014
      Generation, transmission and distribution of electricity                                     1,238               1,097
      Trading and marketing of electricity                                                         1,211                 439
      Transportation and storage of natural gas                                                      259                 379
      Other                                                                                          241                 249
                                                                                        -----------------   -----------------
            Total operating revenues                                                               7,236               4,178
                                                                                        -----------------   -----------------

OPERATING EXPENSES
      Natural gas and petroleum products purchased                                                 4,063               1,940
      Net interchange and purchased power                                                          1,206                 484
      Fuel used in electric generation                                                               180                 165
      Other operation and maintenance                                                                667                 620
      Depreciation and amortization                                                                  260                 225
      Property and other taxes                                                                       102                  99
                                                                                        -----------------   -----------------
            Total operating expenses                                                               6,478               3,533
                                                                                        -----------------   -----------------

OPERATING INCOME                                                                                     758                 645
                                                                                        -----------------   -----------------

OTHER INCOME AND EXPENSES
      Deferred returns and allowance for funds used during construction                               19                  21
      Other, net                                                                                      82                  17
                                                                                        -----------------   -----------------
            Total other income and expenses                                                          101                  38
                                                                                        -----------------   -----------------

EARNINGS BEFORE INTEREST AND TAXES                                                                   859                 683
INTEREST EXPENSE                                                                                     185                 132
MINORITY INTERESTS                                                                                    31                  35
                                                                                        -----------------   -----------------

EARNINGS BEFORE INCOME TAXES                                                                         643                 516
INCOME TAXES                                                                                         250                 209
                                                                                        -----------------   -----------------

INCOME BEFORE EXTRAORDINARY ITEM                                                                     393                 307
EXTRAORDINARY GAIN, NET OF TAX                                                                         -                 660
                                                                                        -----------------   -----------------

NET INCOME                                                                                           393                 967
                                                                                        -----------------   -----------------

DIVIDENDS AND PREMIUMS ON REDEMPTIONS OF
      PREFERRED AND PREFERENCE STOCK                                                                   5                   5
                                                                                        -----------------   -----------------

EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS                                                           388                 962
                                                                                        -----------------   -----------------

OTHER COMPREHENSIVE INCOME, NET OF TAX
      Foreign currency translation adjustments                                                        (1)                  -
                                                                                        -----------------   -----------------
TOTAL COMPREHENSIVE INCOME                                                                         $ 387               $ 962
                                                                                        =================   =================

COMMON STOCK DATA
      Weighted average shares outstanding                                                            367                 363
      Earnings per share (before extraordinary item)
            Basic                                                                                 $ 1.06              $ 0.83
            Dilutive                                                                              $ 1.06              $ 0.83
      Earnings per share
            Basic                                                                                 $ 1.06              $ 2.65
            Dilutive                                                                              $ 1.06              $ 2.64
      Dividends per share                                                                         $ 0.55              $ 0.55

                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                              -------------------------------
                                                                                                  2000             1999
                                                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                                $       393            $ 967
      Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                                             303              270
              Extraordinary gain, net of tax                                                              -             (660)
              Deferred income taxes                                                                      89              (18)
              Purchased capacity levelization                                                            34               28
              Transition cost recoveries, net                                                            24               23
              (Increase) decrease in
                   Receivables                                                                           (1)              69
                   Inventory                                                                             18              (20)
                   Other current assets                                                                 (39)              (8)
              Increase (decrease) in
                   Accounts payable                                                                     112             (284)
                   Taxes accrued                                                                       (413)             254
                   Interest accrued                                                                      25                1
                   Other current liabilities                                                           (153)             (90)
              Other, net                                                                               (204)              15
                                                                                              --------------   --------------
                   Net cash provided by operating activities                                            188              547
                                                                                              --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                                            (1,648)          (2,086)
      Proceeds from sale of subsidiaries                                                                  -            1,900
      Decommissioning, retirements and other                                                            101                -
                                                                                              --------------   --------------
                   Net cash used in investing activities                                             (1,547)            (186)
                                                                                              --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the issuance of
          Long-term debt                                                                                438              711
          Common stock and stock options                                                                 60               57
      Payments for the redemption of long-term debt                                                    (173)            (225)
      Net change in notes payable and commercial paper                                                  997             (137)
      Dividends paid                                                                                   (206)            (205)
      Other                                                                                              (1)             (59)
                                                                                              --------------   --------------
                   Net cash provided by financing activities                                          1,115              142
                                                                                              --------------   --------------

      Net (decrease) increase in cash and cash equivalents                                             (244)             503
      Cash received from business acquisitions                                                            6                -
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  613               80
                                                                                              --------------   --------------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $       375            $ 583
                                                                                              ==============   ==============

SUPPLEMENTAL DISCLOSURES
      Cash paid for interest, net of amount capitalized                                         $       151            $ 125
      Cash paid for income taxes                                                                $       568             $ 23

                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                              March 31,         December 31,
                                                                                                2000                1999
                                                                                             (Unaudited)
                                                                                               --------           --------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                                $    375           $    613
      Receivables                                                                                 3,516              3,248
      Inventory                                                                                     616                599
      Current portion of natural gas transition costs                                                57                 81
      Current portion of purchased capacity costs                                                   138                146
      Unrealized gains on mark-to-market transactions                                             1,289              1,131
      Other                                                                                         472                353
                                                                                               --------           --------
          Total current assets                                                                    6,463              6,171
                                                                                               --------           --------

INVESTMENTS AND OTHER ASSETS
      Investments in affiliates                                                                   1,316              1,299
      Nuclear decommissioning trust funds                                                           712                703
      Pre-funded pension costs                                                                      318                315
      Goodwill, net                                                                               1,065                844
      Notes receivable                                                                              353                154
      Unrealized gains on mark-to-market transactions                                               936                690
      Other                                                                                         731                705
                                                                                               --------           --------
          Total investments and other assets                                                      5,431              4,710
                                                                                               --------           --------

PROPERTY, PLANT AND EQUIPMENT
      Cost                                                                                       32,359             30,436
      Less accumulated depreciation and amortization                                              9,268              9,441
                                                                                               --------           --------
          Net property, plant and equipment                                                      23,091             20,995
                                                                                               --------           --------

REGULATORY ASSETS AND DEFERRED DEBITS
      Purchased capacity costs                                                                      471                497
      Debt expense                                                                                  218                223
      Regulatory asset related to income taxes                                                      500                500
      Other                                                                                         307                313
                                                                                               --------           --------
          Total regulatory assets and deferred debits                                             1,496              1,533
                                                                                               --------           --------





      TOTAL ASSETS                                                                             $ 36,481           $ 33,409
                                                                                               ========           ========

                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                                March 31,         December 31,
                                                                                                   2000               1999
                                                                                               (Unaudited)
                                                                                               -----------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                                             $ 2,821            $ 2,312
      Notes payable and commercial paper                                                             1,321                267
      Taxes accrued                                                                                    286                685
      Interest accrued                                                                                 165                139
      Current maturities of long-term debt and preferred stock                                         537                515
      Unrealized losses on mark-to-market transactions                                               1,404              1,241
      Other                                                                                          1,783                717
                                                                                                  --------           --------
          Total current liabilities                                                                  8,317              5,876
                                                                                                  --------           --------

LONG-TERM DEBT                                                                                       8,962              8,683
                                                                                                  --------           --------

DEFERRED CREDITS AND OTHER LIABILITIES
      Deferred income taxes                                                                          3,846              3,402
      Investment tax credit                                                                            222                225
      Nuclear decommissioning costs externally funded                                                  712                703
      Environmental clean-up liabilities                                                                88                101
      Unrealized losses on mark-to-market transactions                                                 576                438
      Other                                                                                          1,778              2,099
                                                                                                  --------           --------
          Total deferred credits and other liabilities                                               7,222              6,968
                                                                                                  --------           --------

MINORITY INTERESTS                                                                                   1,052              1,200
                                                                                                  --------           --------

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED
      NOTES OF DUKE ENERGY CORPORATION OR SUBSIDIARIES                                               1,405              1,404
                                                                                                  --------           --------

PREFERRED AND PREFERENCE STOCK
      Preferred and preference stock with sinking fund requirements                                     71                 71
      Preferred and preference stock without sinking fund requirements                                 209                209
                                                                                                  --------           --------
          Total preferred and preference stock                                                         280                280
                                                                                                  --------           --------

COMMON STOCKHOLDERS' EQUITY
      Common stock, no par, 1 billion shares authorized; 367 million and 366 million
          shares outstanding at March 31, 2000 and December 31, 1999, respectively                   4,658              4,603
      Retained earnings                                                                              4,588              4,397
      Accumulated other comprehensive income                                                            (3)                (2)
                                                                                                  --------           --------
          Total common stockholders' equity                                                          9,243              8,998
                                                                                                  --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 36,481           $ 33,409
                                                                                                  ========           ========


                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       GENERAL

Duke Energy Corporation (collectively with its subsidiaries, "Duke Energy") is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through eight business segments:
o        Franchised Electric
o        Natural Gas Transmission
o        Field Services
o        Trading and Marketing
o        North American Wholesale Energy
o        International Energy
o        Other Energy Services
o        Duke Ventures

Franchised Electric generates, transmits, distributes and sells electric energy in central and western North Carolina and the western portion of South Carolina (doing business as Duke Power or Nantahala Power and Light). These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission and the Public Service Commission of South Carolina.

Natural Gas Transmission provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic and New England states. With the purchase of East Tennessee Natural Gas Company in March 2000, Natural Gas Transmission also began serving the southeastern region of the U.S. (see
Note 3 to the Consolidated Financial Statements). The interstate natural gas transmission and storage operations are subject to the rules and regulations of the FERC.

Field Services gathers, processes, transports and markets natural gas and produces, transports and markets natural gas liquids. Field Services operates gathering systems in western Canada and eleven contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent and onshore and offshore Gulf Coast areas. On March 31, 2000, Field Services completed its combination with Phillips Petroleum's Gas Gathering, Processing and Marketing unit. See Note 3 to the Consolidated Financial Statements for additional information.

Trading and Marketing markets natural gas, electricity and other energy-related products across North America. Duke Energy owns a 60% interest in Trading and Marketing's energy trading operations, with Exxon Mobil Corporation owning a 40% minority interest. This segment also includes certain other trading activities and limited hydrocarbon exploration and production activities that are wholly owned by Duke Energy.

North American Wholesale Energy develops, owns and operates power generation facilities in North America providing merchant wholesale power. It conducts its operations through Duke Energy North America, LLC.

International Energy develops, owns and operates energy-related facilities worldwide providing energy trading, marketing and natural gas and power development and operations. It conducts its operations through Duke Energy International, LLC (DEI).

Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc., Duke/Fluor Daniel and DukeSolutions, Inc.

Duke Ventures is comprised of Crescent Resources, Inc. (Crescent), DukeNet Communications (DukeNet) and Duke Capital Partners. Crescent develops high quality commercial and residential real estate projects and manages land holdings in the southeastern U.S. DukeNet provides fiber optic and wireless digital networks for industrial, commercial and residential customers. Duke Capital Partners is a newly formed, wholly owned finance company that plans to provide lending, investment banking and asset management services to the wholesale and commercial energy markets.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The Consolidated Financial Statements include the accounts of Duke Energy and all majority-owned subsidiaries. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income and Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption and the timing of maintenance of certain electric generating units.

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

================================================================================
  DENOMINATOR FOR EARNINGS PER SHARE (In millions)
--------------------------------------------------------------------------------
                                                     Three Months Ended
                                                         March 31,
                                                  ------------------------------
                                                     2000         1999
                                                  ------------------------------
  Denominator for basic earnings per share
     (weighted average shares outstanding)              366.7        363.4
  Assumed exercise of dilutive stock options               .7           .9
                                                  ------------------------------
  Denominator for dilutive earnings per share           367.4        364.3
================================================================================

EXTRAORDINARY ITEM. On March 29, 1999, wholly owned subsidiaries of Duke Energy sold Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company and additional storage related to those systems, which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company to CMS Energy Corporation
(CMS). The sales price of $2.2 billion involved cash proceeds of $1.9 billion and CMS' assumption of existing PEPL debt of approximately $300 million. The sale resulted in an extraordinary gain of $660 million, net of income tax of $404 million, and an increase in earnings per basic share of $1.82.

RECLASSIFICATIONS. Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

3.       BUSINESS ACQUISITIONS

For acquisitions accounted for using the purchase method, assets and liabilities have been consolidated as of the purchase date and earnings from the acquisitions have been included in consolidated earnings of Duke Energy subsequent to the purchase date. Assets acquired and liabilities assumed are recorded at their estimated fair values, and the excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities acquired is recorded as goodwill. Final purchase price allocations are subject to adjustment when additional information concerning asset and liability valuations are finalized and the evaluation of certain pre-acquisition contingent liabilities has been completed.

PHILLIPS PETROLEUM GAS GATHERING, PROCESSING AND MARKETING UNIT. On March 31, 2000, Duke Energy, through its wholly owned subsidiary, Duke Energy Field Services, Inc., completed the approximately $2.1 billion transaction that combined its gas gathering and processing business (Field Services) with Phillips Petroleum's Gas Gathering, Processing and Marketing unit to form a new midstream company, named Duke Energy Field Services, LLC (DEFS). In connection with the combination, DEFS issued approximately $2.75 billion of commercial paper on April 3, 2000. The proceeds were used to make one-time cash distributions of approximately $1.53 billion to Duke Energy and $1.22 billion to Phillips Petroleum. At March 31, 2000, the cash distribution payable to Phillips Petroleum was accrued and included in Other Current Liabilities on the Consolidated Balance Sheet. Duke Energy owns approximately 70% of DEFS and Phillips Petroleum owns approximately 30%.

Assets and liabilities acquired from Phillips Petroleum have been recorded at preliminary fair values. Goodwill of approximately $237 million was recorded in connection with the transaction and is being amortized over 20 years.

The parent company of DEFS, Duke Energy Field Services Corporation (DEFS Corporation), plans to offer approximately 19% of its common stock to the public in 2000 in an initial public offering. The proceeds of the offering will be used to reduce the debt described above. DEFS Corporation has filed a registration statement related to the offering with the Securities and Exchange Commission. Such an offering is conditioned upon favorable market conditions. After the offering, Duke Energy and Phillips Petroleum will own approximately 59% and 22%, respectively, of DEFS Corporation.

EAST TENNESSEE NATURAL GAS COMPANY. In March 2000, Duke Energy completed the approximately $390 million acquisition of East Tennessee Natural Gas Company from El Paso Energy. East Tennessee Natural Gas Company owns a 1,100-mile interstate natural gas pipeline system that crosses Duke Energy's Texas Eastern Transmission Corporation's pipeline and serves the southeastern region of the U.S. Assets and liabilities have been recorded at preliminary fair values; there was no amount allocated to goodwill.

DOMINION RESOURCES' HYDROELECTRIC, NATURAL GAS AND DIESEL POWER GENERATION BUSINESSES. In August 1999, DEI reached a definitive agreement to acquire Dominion Resources Inc.'s 1,200-megawatt portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. The purchases of the businesses in Belize and Peru were completed in 1999. In March 2000, DEI completed the purchase of the businesses in Argentina. Assets and liabilities of the Argentine businesses have been recorded at preliminary fair values; there was no amount allocated to goodwill.

In April 2000, DEI completed the purchase of Dominion Resources' Latin America portfolio by finalizing the purchase of the generation business in Bolivia.

COMPANHIA DE GERACAO DE ENERGIA ELETRICA PARANAPANEMA (PARANAPANEMA). In August 1999, DEI entered a series of transactions to complete a $761 million purchase of a controlling voting interest and an approximate 44% economic interest in Paranapanema, an electric generating company in Brazil. In January 2000, Duke Energy completed a tender offer to the minority shareholders of Paranapanema and successfully acquired an additional 51% economic interest in the company for approximately $280 million. This increased Duke Energy's economic ownership from approximately 44% to approximately 95%. The purchase accounting for the acquisition of this additional interest included a reduction of the carrying value of the related assets by approximately $626 million to reflect the difference in the purchase price from the book value of minority interest acquired.

4.   BUSINESS SEGMENTS

Duke Energy's reportable segments are strategic business units that offer different products and services and are each managed separately. Management evaluates segment performance based on earnings before interest and taxes (EBIT) after deducting minority interests. EBIT presented in the accompanying table includes intersegment sales accounted for at prices representative of unaffiliated party transactions. Segment assets are provided as additional information in the accompanying table and are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

=====================================================================================================
     BUSINESS SEGMENT DATA (In millions)
-----------------------------------------------------------------------------------------------------
                                                                                        Capital and
                                   Unaffiliated Intersegment    Total                    Investment
                                    Revenues     Revenues     Revenues        EBIT      Expenditures
                                   ------------------------------------------------------------------
THREE MONTHS ENDED
MARCH 31, 2000
Franchised Electric                    $1,115     $      -       $1,115         $441          $177
Natural Gas Transmission                  252           34          286          152           428
Field Services                          1,274          192        1,466           69           128
Trading and Marketing                   4,059          372        4,431           22            97
North American
     Wholesale Energy                     104           38          142           56           238
International Energy                      152            2          154          102           447
Other Energy Services                     247           28          275            7            11
Duke Ventures                              34            -           34           17            64
Other Operations (A)                       (1)          22           21          (13)           58
Eliminations and
     Minority Interests                     -         (688)        (688)           6             -
                                   ------------------------------------------------------------------
   Total Consolidated                  $7,236     $      -       $7,236         $859        $1,648
-----------------------------------------------------------------------------------------------------

THREE MONTHS ENDED
MARCH 31, 1999
Franchised Electric                    $1,061     $      -       $1,061         $407          $125
Natural Gas Transmission                  378           24          402          208            42
Field Services                            234          110          344           12         1,445
Trading and Marketing                   2,242           44        2,286           18             5
North American
     Wholesale Energy                      70           11           81           27            86
International Energy                       36            9           45           (1)          296
Other Energy Services                     134           20          154           (5)            8
Duke Ventures                              26            -           26           13            64
Other Operations (A)                       (3)          13           10          (17)           15
Eliminations and
     Minority Interests                     -         (231)        (231)          21             -
                                   ------------------------------------------------------------------
   Total Consolidated                  $4,178     $      -       $4,178         $683        $2,086
=====================================================================================================

=====================================================================================
SEGMENT ASSETS (In millions)
-------------------------------------------------------------------------------------
                                                  March 31, 2000   December 31, 1999
                                                 ----------------- ------------------
Franchised Electric                                   $12,883           $13,133
Natural Gas Transmission                                4,183             3,897
Field Services                                          6,179             3,565
Trading and Marketing                                   5,003             4,060
North American Wholesale Energy                         2,102             2,220
International Energy                                    3,831             4,459
Other Energy Services                                     747               612
Duke Ventures                                           1,083             1,031
Other Operations (A)                                    1,442             1,250
Eliminations                                             (972)             (818)
                                                 ----------------- ------------------
   Total Consolidated                                 $36,481           $33,409
=====================================================================================

(A) Includes certain unallocated corporate items.


5.       DEBT AND CREDIT FACILITIES

In March 2000, Duke Energy issued $300 million of Series D 7 3/8% Senior Notes due 2010.

6.   COMMITMENTS AND CONTINGENCIES

LITIGATION. Duke Energy and its subsidiaries are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Where appropriate, Duke Energy has made accruals in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," to provide for such matters. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations or financial position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

INTRODUCTION

Duke Energy Corporation (collectively with its subsidiaries, "Duke Energy") is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U. S. and abroad. Duke Energy provides these and other services through eight business segments:
o        Franchised Electric
o        Natural Gas Transmission
o        Field Services
o        Trading and Marketing
o        North American Wholesale Energy
o        International Energy
o        Other Energy Services
o        Duke Ventures

See Note 1 to the Consolidated Financial Statements for further descriptions.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

 RESULTS OF OPERATIONS

For the three months ended March 31, 2000, earnings available for common stockholders were $388 million, or $1.06 per basic share. For the comparable 1999 period, earnings available for common stockholders were $962 million, or $2.65 per basic share, including an after-tax extraordinary gain of $660 million, or $1.82 per basic share. The decrease in earnings available for common stockholders was primarily due to the 1999 extraordinary gain resulting from the sale of the Midwest Pipelines. The absence of this gain and higher interest expense in the current year were partially offset by increased segment profit and loss described by segment below.

Operating income for the three months ended March 31, 2000 was $758 million compared to $645 million for the same period in 1999. Earnings before interest and taxes (EBIT) were $859 million and $683 million for the three months ended March 31, 2000 and 1999, respectively. Management evaluates each business segment based on an internal measure of earnings before interest and taxes, after deducting minority interests. Operating income and EBIT are affected by the same fluctuations for Duke Energy and each of its business segments. The only notable difference between operating income and EBIT is the inclusion in EBIT of certain non-operating activities. See Note 4 to the Consolidated Financial Statements for additional information on business segments.

EBIT is summarized in the following table and is discussed by business segment thereafter.

=============================================================================================
EBIT by Business Segment (In millions)
---------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                         March 31,
                                                                ----------------------------
                                                                    2000           1999
                                                                ----------------------------
Franchised Electric                                                  $441           $407
Natural Gas Transmission                                              152            208
Field Services                                                         69             12
Trading and Marketing                                                  22             18
North American Wholesale Energy                                        56             27
International Energy                                                  102             (1)
Other Energy Services                                                   7             (5)
Duke Ventures                                                          17             13
Other Operations                                                      (13)           (17)
EBIT attributable to Minority Interests                                 6             21
                                                                ----------------------------
Consolidated EBIT                                                    $859           $683
=============================================================================================

Other Operations primarily include certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

FRANCHISED ELECTRIC

=============================================================================================
                                                                     Three Months Ended
                                                                         March 31,
                                                                ----------------------------
(In millions, except where noted)                                   2000           1999
--------------------------------------------------------------------------------------------
Operating Revenues                                                 $1,115         $1,061
Operating Expenses                                                    693            675
                                                                ----------------------------
Operating Income                                                      422            386
Other Income, Net of Expenses                                          19             21
                                                                ----------------------------
EBIT                                                               $  441         $  407
                                                                ============================

Sales - GWh a                                                       20,554        19,537
=============================================================================================

a Gigawatt-hours.

EBIT for Franchised Electric increased $34 million for the three months ended March 31, 2000 compared to the same period in 1999, primarily due to increased sales to new and existing retail customers. The average number of customers in Franchised Electric's service territory increased 2.6% and gigawatt-hour sales rose by 5.2% over the prior year. Sales to general service and residential customers increased 5.7% and 4.5%, respectively, while sales to industrial customers decreased slightly.

NATURAL GAS TRANSMISSION

=============================================================================================
                                                                     Three Months Ended
                                                                         March 31,
                                                                ----------------------------
(In millions, except where noted)                                   2000           1999
--------------------------------------------------------------------------------------------
Operating Revenues                                                    $286           $402
Operating Expenses                                                     146            202
                                                                ----------------------------
Operating Income                                                       140            200
Other Income, Net of Expenses                                           12              8
                                                                ----------------------------
EBIT                                                                  $152           $208
                                                                ============================

Throughput - TBtu a                                                    505           811
=============================================================================================

a Trillion British thermal units.

Natural Gas Transmission's EBIT decreased $56 million for the three months ended March 31, 2000 compared to the same period in 1999. The decrease mainly resulted from the absence of $70 million in 1999 earnings related to the Midwest Pipelines, which were sold to CMS Energy Corporation on March 29, 1999. This decrease was partially offset by a $14 million increase in EBIT, primarily attributable to increased earnings from market-expansion projects and joint ventures, including the Maritimes & Northeast Pipeline which was placed into service in December 1999. EBIT also increased as a result of earnings from East Tennessee Natural Gas Company, which was acquired in March 2000. See Note 3 to the Consolidated Financial Statements for additional information on the acquisition.

FIELD SERVICES

=============================================================================================
                                                                     Three Months Ended
                                                                         March 31,
                                                                ----------------------------
(In millions, except where noted)                                   2000           1999
--------------------------------------------------------------------------------------------
Operating Revenues                                                 $1,466           $344
Operating Expenses                                                  1,393            332
                                                                ----------------------------
Operating Income                                                       73             12
Other Income, Net of Expenses                                          (4)             -
                                                                ----------------------------
EBIT                                                              $    69          $  12
                                                                ============================

Natural Gas Gathered and Processed/Transported, TBtu/d a               6.0            3.4
Natural Gas Liquid (NGL) Production, MBbl/d b                        231.2          107.6
Natural Gas Marketed, TBtu/d                                           0.5            0.4
Average Natural Gas Price per MMBtu c                                $2.52          $1.75
Average NGL Price per Gallon d                                       $0.50          $0.23
=============================================================================================

a  Trillion British thermal units per day.
b  Thousand barrels per day.
c  Million British thermal units.
d  Does not reflect results of commodity hedges.

For the three months ended March 31, 2000, EBIT for Field Services increased $57 million compared to the same period in 1999. The increase was primarily due to the acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR) in April 1999, and other asset purchases since the first quarter of 1999. Improved average NGL prices, which increased $0.27 per gallon from the prior year, also contributed to the increase in EBIT.

At the end of March 2000, Duke Energy completed the transaction that combined Field Services' gas gathering and processing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit to form a new midstream company, named Duke Energy Field Services, LLC. See Note 3 to the Consolidated Financial Statements for further discussion.

TRADING AND MARKETING

=============================================================================================
                                                                     Three Months Ended
                                                                         March 31,
                                                                -----------------------------
(In millions, except where noted)                                   2000           1999
--------------------------------------------------------------------------------------------
Operating Revenues                                                 $4,431         $2,286
Operating Expenses                                                  4,414          2,257
                                                                -----------------------------
Operating Income                                                       17             29
Other Income, Net of Expenses                                           2              4
Minority Interest (Benefit) Expense                                    (3)            15
                                                                -----------------------------
EBIT                                                              $    22        $    18
                                                                ============================

Natural Gas Marketed, TBtu/d                                          12.0           11.0
Electricity Marketed, GWh                                           50,353        21,837
=============================================================================================

For the three months ended March 31, 2000, Trading and Marketing's EBIT increased $4 million from the comparable 1999 period. The increase was mainly due to increased earnings from new acquisitions and new businesses, including securing additional gas through additional investment in Canada and adding fertilizer as another commodity to the trading portfolio. Partially offsetting the increase were lower natural gas and electricity trading margins. Lower natural gas and electricity trading margins at the Exxon Mobil Corporation (Exxon Mobil) joint venture resulted in a minority interest benefit for the first quarter of 2000.

NORTH AMERICAN WHOLESALE ENERGY

=============================================================================================
                                                                     Three Months Ended
                                                                         March 31,
                                                                -----------------------------
(In millions, except where noted)                                   2000           1999
--------------------------------------------------------------------------------------------
Operating Revenues                                                   $142            $81
Operating Expenses                                                     84             53
                                                                ----------------------------
Operating Income                                                       58             28
Other Income, Net of Expenses                                           2              3
Minority Interest Expense                                               4              4
                                                                ----------------------------
EBIT                                                                 $ 56            $27
                                                                ============================

Proportional Megawatt Capacity Owned a                              6,889          5,012
=============================================================================================

a Includes under construction or under contract.

North American Wholesale Energy's EBIT increased $29 million for the three months ended March 31, 2000 compared to the same period in 1999. The increase was primarily attributable to a $49 million increase in income from the sale of interests and investments in generating facilities as a result of North American Wholesale Energy executing its domestic portfolio management strategy. This income was partially offset by reduced earnings from generation facilities in California and increased development costs associated with business expansion.

INTERNATIONAL ENERGY

=============================================================================================
                                                                     Three Months Ended
                                                                         March 31,
                                                                -----------------------------
(In millions, except where noted)                                   2000           1999
--------------------------------------------------------------------------------------------
Operating Revenues                                                   $154            $45
Operating Expenses                                                    115             48
                                                                -----------------------------
Operating Income                                                       39             (3)
Other Income, Net of Expenses                                          68              4
Minority Interest Expense                                               5              2
                                                                -----------------------------
EBIT                                                                 $102            $(1)
                                                                ============================

Proportional Megawatt Capacity Owned a                              4,205            906
Proportional Maximum Pipeline Capacity a, MMcf/d b                    332            332
=============================================================================================

a  Includes under construction or under contract.
b  Million cubic feet per day.

EBIT for International Energy increased $103 million for the three months ended March 31, 2000 compared to the same period in 1999. The increase included $54 million in other income from the sale of liquefied natural gas ships. Earnings from new projects in Latin America and Australia also contributed $48 million to the increase.

OTHER ENERGY SERVICES

=============================================================================================
                                                                     Three Months Ended
                                                                         March 31,
                                                                -----------------------------
(In millions)                                                       2000           1999
--------------------------------------------------------------------------------------------
Operating Revenues                                                   $275           $154
Operating Expenses                                                    268            159
                                                                 ---------------------------
EBIT                                                               $    7         $   (5)
=============================================================================================

For the three months ended March 31, 2000, EBIT for Other Energy Services increased $12 million compared to the same period in 1999. The increase was primarily due to decreased operating expenses at Duke Engineering & Services, Inc. and DukeSolutions, Inc. and earnings growth from new projects at Duke/Fluor Daniel.


DUKE VENTURES

=============================================================================================
                                                                     Three Months Ended
                                                                         March 31,
                                                                -----------------------------
(In millions)                                                       2000           1999
--------------------------------------------------------------------------------------------
Operating Revenues                                                    $34            $26
Operating Expenses                                                     17             13
                                                                -------------- -------------
EBIT                                                                  $17            $13
=============================================================================================

Duke Ventures' EBIT increased $4 million for the three months ended March 31, 2000 compared to the same period in 1999. The increase primarily resulted from reduced operating losses for the PCS business at DukeNet Communications.

OTHER IMPACTS ON EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS

For the three months ended March 31, 2000, interest expense increased $53 million compared to the same period in 1999, due to higher average debt balances outstanding, resulting from acquisitions and expansion.

Minority interests decreased $4 million for the three months ended March 31, 2000 compared to the same period in 1999. This change is the net result of $10 million of increased expense related to regular distributions on additional issuances of Duke Energy's trust preferred securities during 1999 and decreases in minority interest expense related primarily to Trading and Marketing's joint venture, discussed previously, and International Energy's reduced investments in Brazil as a result of its tender offer (see Note 3 to the Consolidated Financial Statements).

The sale of the Midwest Pipelines closed on March 29, 1999 and resulted in a $660 million extraordinary gain, net of income tax of $404 million. For further discussion on the sale, see Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOWS

Net cash provided by operations was $188 million for the three months ended March 31, 2000 compared to $547 million for the same period in 1999. The decrease in cash was primarily due to increased tax payments as a result of the sale of the Midwest Pipelines in 1999, offset by increased accounts payable.

In 1999, Duke Energy established an accrual for estimated injury and damages claims. Duke Energy expects to fund approximately $350 million, which is comprised of an insurance policy premium and estimated claim activity over the next year, primarily through new debt issuances. During the first quarter of 2000, Duke Energy paid approximately $253 million related to the insurance premium. Management believes that the long-term cash requirements of the projected liability will not have a material effect on Duke Energy's liquidity or cash flows.

INVESTING CASH FLOWS

Capital and investment expenditures were $1,648 million for the three months ended March 31, 2000 compared to $2,086 million for the same period in 1999. The decrease in capital and investment expenditures during the period primarily resulted from the 1999, $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from UPR, as well as UPR's NGL marketing activities. This decrease in expenditures was offset by current year business expansion for the Natural Gas Transmission, North American Wholesale Energy and International Energy segments discussed below.

NATURAL GAS TRANSMISSION

In March 2000, Duke Energy completed the approximately $390 million acquisition of East Tennessee Natural Gas Company from El Paso Energy. East Tennessee Natural Gas Company owns a 1,100-mile interstate natural gas pipeline system that crosses Duke Energy's Texas Eastern Transmission Corporation's pipeline and serves the southeastern region of the U.S. See Note 3 to the Consolidated Financial Statements for further discussion.

NORTH AMERICAN WHOLESALE ENERGY

In the first quarter of 2000, Duke Energy North America (DENA) began construction of three new 500-megawatt, natural gas-fired, combined cycle generating plants: the McClain Energy Facility in Oklahoma, and the Hinds Energy Facility and Attala Energy Facility in Mississippi. Duke Energy's capital commitment to these projects totals approximately $680 million through June 2001. DENA also continued capital expenditures on projects initiated prior to 2000.

INTERNATIONAL ENERGY

In January 2000, Duke Energy International (DEI) completed a tender offer to the minority shareholders of Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema) and successfully acquired an additional 51% economic interest in the company for approximately $280 million. This increased Duke Energy's economic ownership from approximately 44% to approximately 95%. For additional information on the Paranapanema acquisition, see Note 3 to the Consolidated Financial Statements.

In August 1999, DEI announced that it would be acquiring Dominion Resources, Inc.'s portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. The purchases of the businesses in Belize and Peru were completed in 1999. In March of 2000, DEI completed the purchase of the businesses in Argentina and completed the purchase of the business in Bolivia in April 2000. See Note 3 to the Consolidated Financial Statements for further discussion.

DEI also announced its first acquisition in Europe when it reached agreement with Exxon Mobil to purchase 100% of Mobil Europe Gas Inc., a leading independent gas marketing company in the Netherlands for approximately $230 million. The acquisition closed in early second quarter 2000. DEI plans to expand its European operations into both gas and power trading in the near future.

All projected capital and investment expenditures for the above segments are subject to periodic review and revision and may vary significantly depending on a number of factors including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

FINANCING CASH FLOWS

Duke Energy's consolidated capital structure at March 31, 2000, including short-term debt, was 47% debt, 5% minority interest, 6% trust preferred securities, 1% preferred stock and 41% common equity. Fixed charges coverage, calculated using the Securities and Exchange Commission method, was 4.2 times and 4.6 times for the three months ended March 31, 2000 and 1999, respectively.

Duke Energy plans to continue to significantly grow several of its business segments: Field Services, Trading and Marketing, North American Wholesale Energy, International Energy and Other Energy Services. These growth opportunities, along with dividends, debt repayments and operating and investing requirements, are expected to be funded by cash from operations, external financing, common stock issuances and the proceeds from certain asset sales. Funding requirements met by external financing, common stock issuances and proceeds from the sale of assets are dependant upon the opportunities presented and favorable market conditions. Management believes Duke Energy has adequate financial resources to meet its future needs.

In March 2000, Duke Energy issued $300 million of Series D 7 3/8% Senior Notes due 2010. In relation to the acquisition of generation businesses in Argentina in March of 2000, Duke Energy also entered into a $75 million, one-year bridge loan.

Under its commercial paper facilities, Duke Energy had the ability to borrow up to $2.8 billion at both March 31, 2000 and December 31, 1999. The commercial paper facilities at March 31, 2000 consisted of $1.25 billion for Duke Energy, and $1.55 billion for Duke Capital Corporation. At March 31, 2000, DEI also had available a combined commercial paper and medium-term note program for approximately $500 million and Duke Energy Field Services LLC had a $2.8 billion commercial paper facility. See Note 3 to the Consolidated Financial Statements for further discussion. At March 31, 2000 and December 31, 1999, Duke Energy's various bank credit and construction facilities totaled approximately $7.0 billion and $3.7 billion, respectively (including approximately $307 million and $320 million related to foreign facilities for the respective periods). At March 31, 2000, approximately $2.7 billion was outstanding under the commercial paper facilities and approximately $520 million of borrowings were outstanding under the bank credit and construction facilities. Certain of the credit facilities support the issuance of commercial paper; therefore, the issuance of commercial paper reduces the amount available under these credit facilities.

As of March 31, 2000, Duke Energy and its subsidiaries had the ability to issue up to $3.25 billion aggregate principal amount of debt and other securities under shelf registrations filed with the Securities and Exchange Commission. Such securities may be issued as First and Refunding Mortgage Bonds, Senior Notes, Subordinated Notes or Preferred Securities.

In connection with the combination of Field Services' gas gathering and processing businesses with Phillips Petroleum's Gas Processing and Marketing unit, the new company issued approximately $2.75 billion of commercial paper in April 2000. The proceeds were used to make one-time cash distributions of approximately $1.53 billion to Duke Energy and $1.22 billion to Phillips Petroleum. Duke Energy used its share of the proceeds to reduce existing indebtedness. The new company plans to offer approximately 19% of its common stock to the public in 2000 in an initial public offering. Proceeds from the offering will be used to reduce the debt described above. A registration statement related to the offering has been filed with the Securities and Exchange Commission. Such an offering is conditioned upon favorable market conditions. See Note 3 to the Consolidated Financial Statements for further discussion.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK POLICIES

Duke Energy is exposed to market risks associated with interest rates, commodity prices, equity prices and foreign exchange rates. Comprehensive risk management policies have been established by the Corporate Risk Management Committee (CRMC) to monitor and control these market risks. The CRMC is chaired by the Chief Financial Officer and is comprised of senior executives. The CRMC has responsibility for oversight of interest rate risk, foreign currency risk, credit risk and energy risk management, including approval of energy financial exposure limits. A description of the changes in Duke Energy's market risk since December 31, 1999 follows.

COMMODITY PRICE RISK

In March 2000, Duke Energy's exposure to market fluctuations in the prices of NGLs increased as a result of Duke Energy combining its gas gathering and processing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit to form a new midstream company. See Note 3 to the Consolidated Financial Statements for additional information on the combination. Duke Energy closely monitors the risks associated with NGL price changes on its future operations, and where appropriate, uses crude oil and natural gas commodity instruments to hedge NGL prices. Based on a sensitivity analysis as of March 31, 2000, it was estimated that if NGL prices average one cent per gallon less in the next twelve months, earnings before income taxes would decrease by approximately $10 million, after considering the effect of Duke Energy's commodity hedge positions.

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

At March 31, 2000, Duke Energy's primary foreign currency exchange rate exposures were the Brazilian Real, the Peruvian Nuevo Sol, the Australian dollar, the El Salvadorian Colon and the Canadian dollar. Based on the sensitivity analysis at March 31, 2000, a 10% devaluation in the currency exchange rates in Brazil would reduce Duke Energy's financial position by approximately $123 million and would not significantly affect Duke Energy's consolidated results of operations or cash flows over the next twelve months. Based on the sensitivity analysis at March 31, 2000, a 10% devaluation in other foreign currencies were insignificant to Duke Energy's consolidated results of operations, financial position or cash flows.

CURRENT ISSUES

ELECTRIC COMPETITION. WHOLESALE COMPETITION. On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued its Order No. 2000 regarding Regional Transmission Organizations (RTOs). In its order, the FERC stressed the voluntary nature of RTO participation by utilities and sets minimum characteristics and functions that must be met by utilities that participate in an RTO. The order provides for an open, flexible structure for RTOs to meet the needs of the market, and provides for the possibility of incentive ratemaking and other benefits for utilities that participate in an RTO.

On February 25, 2000, the FERC issued an Order on Rehearing -- Order No. 2000-A. In Order No. 2000-A, the Commission reaffirmed the core elements and basic framework of Order No. 2000 and issued clarifying guidance in several areas. Among the issues clarified was the requirement that the RTO must have exclusive and independent authority to propose rates, terms and conditions of transmission service provided over the facilities it operates.

Several entities, including the Edison Electric Institute, of which Duke is a member, have filed Petitions for Review of Order No. 2000 and Order No. 2000-A at the United States Court of Appeals for the District of Columbia Circuit. Because Order No. 2000 ultimately may be revised in certain respects by the court, management cannot estimate its effect on future consolidated results of operations or financial position.

RETAIL COMPETITION. In May 1997, North Carolina passed a bill that established a study commission to examine whether competition should be implemented in the state. Members of this commission include legislators, customers, utilities and a member of an environmental group. The study commission unanimously approved a set of recommendations on electric restructuring in April 2000. The commission's report to the legislature containing these recommendations is expected to be submitted to the legislature during the second quarter. No legislative action based upon the recommendation is expected until 2001.

NATURAL GAS COMPETITION. WHOLESALE COMPETITION. On February 9, 2000, the FERC issued Order 637 which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002 and requiring that interstate pipelines file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity;
(ii) implement imbalance management services (for which interstate pipelines may charge) while at the same time reducing the use of operational flow orders and penalties and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines which must be implemented by September 1, 2000. The stated FERC goal of these reporting requirements is to increase transparency of transactions on a real-time basis and to provide additional information on pipeline organizational structure. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. Order 637 is subject to requests for rehearing and possible court appeal.

Because the ultimate resolution of the foregoing proceeding is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

ENVIRONMENTAL MATTERS. AIR QUALITY CONTROL. In October 1998, the Environmental Protection Agency (EPA) issued a final ruling on regional ozone control that requires revised State Implementation Plans for 22 eastern states and the District of Columbia. This EPA ruling was challenged in court by various states, industry and other interests, including the states of North Carolina and South Carolina and Duke Energy. In March 2000, the court upheld most aspects of the EPA's rule. Petitioners have asked the court to rehear the case and overturn the March decision. In May 1999, the court had ordered that no state need submit a plan "pending further order of the court." That order is still in place, although the EPA had asked the court to lift the order. The EPA has undertaken other ozone-related actions having virtually identical goals to its October 1998 action. These actions have likewise been challenged in court by the same or similar parties. The final resolution of the October 1998 action is expected to resolve these other ozone-related actions as well. The North Carolina Environmental Management Commission (EMC) is considering several competing proposals to reduce utility emissions of nitrogen oxide. The EMC voted in March 2000 to send three alternative nitrogen oxide proposals to public hearing with the intention of adopting a final rule in September 2000. Duke Power announced that it will undertake additional nitrogen oxide control projects between 2000 and 2005, at a cost of approximately $100 million as an interim step to address possible contributions to ozone formation in North Carolina. Depending on the resolution of these matters, costs to Duke Energy may range from the $100 million that Duke Energy has already committed to $600 million for additional capital improvements.

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

For additional information concerning litigation and other contingencies, see
Note 6 to the Consolidated Financial Statements, "Commitments and
Contingencies."

Management believes that the resolution of the matters discussed and referred to above will not have a material adverse effect on consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders of Duke Energy during the first quarter of 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

               (27) Financial Data Schedule (included in electronic filing only)


 (b)    Reports on Form 8-K

         A Current Report on Form 8-K filed on March 3, 2000 contained disclosures under Item 7, Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DUKE ENERGY CORPORATION

May 12, 2000                            /s/  David L. Hauser
                                       ------------------------
                                       David L. Hauser
                                       Senior Vice President and
                                       Treasurer


May 12, 2000                            /s/  Sandra P. Meyer
                                       ---------------------
                                       Sandra P. Meyer
                                       Vice President and Corporate Controller