Form 10-Q
period 2000-06-30
DUKE ENERGY CORP
filed 2000-08-14
CIK 30371

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


    For Quarter Ended June 30, 2000            Commission File Number 1-4928



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


                                  704-594-6200
              (Registrant's telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                     ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, without
par value, outstanding at July 31, 2000........................368,065,715

================================================================================

                             DUKE ENERGY CORPORATION
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
                                      INDEX

Item                                                                        Page
----                                                                        ----
                          PART I. FINANCIAL INFORMATION

1.   Financial Statements........... ..........................................1
         Consolidated Statements of Income and Comprehensive Income for the
           Three and Six Months Ended June 30, 2000 and 1999...................1
         Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2000 and 1999..............................................2
         Consolidated Balance Sheets as of June 30, 2000 and
           December 31, 1999...................................................3
         Notes to Consolidated Financial Statements............................5
2.   Management's Discussion and Analysis of Results of Operations
       and Financial Condition................................................11

                           PART II. OTHER INFORMATION

1.   Legal Proceedings........................................................22
4.   Submission of Matters to a Vote of Security Holders......................22
6.   Exhibits and Reports on Form 8-K.........................................22

     Signatures...............................................................23






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

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                             DUKE ENERGY CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)
                    (In millions, except per share amounts)


                                                                                 Three Months Ended             Six Months Ended
                                                                                      June 30,                    June 30,
                                                                                --------------------          --------------------
                                                                                 2000          1999            2000          1999
Operating Revenues
  Sales, trading and marketing of natural gas
   and petroleum products                                                       $ 6,549      $ 2,388          $ 10,836     $  4,402
  Generation, transmission and distribution of electricity                        1,277        1,113             2,515        2,210
  Trading and marketing of electricity                                            2,542          667             3,753        1,106
  Transportation and storage of natural gas                                         267          253               526          632
  Other                                                                             291          270               586          519
                                                                                --------     --------         ---------    ---------
    Total operating revenues                                                     10,926        4,691            18,216        8,869
                                                                                --------     --------         ---------    ---------
Operating Expenses
  Natural gas and petroleum products purchased                                    6,246        2,307            10,309        4,247
  Net interchange and purchased power                                             2,380          665             3,586        1,149
  Fuel used in electric generation                                                  188          195               368          360
  Other operation and maintenance                                                   912          673             1,579        1,293
  Depreciation and amortization                                                     304          233               564          458
  Property and other taxes                                                          102           87               204          186
                                                                                --------     --------         ---------    ---------
    Total operating expenses                                                     10,132        4,160            16,610        7,693
                                                                                --------     --------         ---------    ---------
Operating Income                                                                    794          531             1,606        1,176
                                                                                --------     --------         ---------    ---------
Other Income and Expenses
  Deferred returns and allowance for funds used during construction                  20           19                39           40
  Other, net                                                                         23           18                51           35
                                                                                --------     --------         ---------    ---------
    Total other income and expenses                                                  43           37                90           75
                                                                                --------     --------         ---------    ---------
Earnings Before Interest and Taxes                                                  837          568             1,696        1,251
Interest Expense                                                                    228          120               413          252
Minority Interests                                                                   89           33               120           68
                                                                                --------     --------         ---------    ---------
Earnings Before Income Taxes                                                        520          415             1,163          931
Income Taxes                                                                        191          127               441          336
                                                                                --------     --------         ---------    ---------
Income Before Extraordinary Item                                                    329          288               722          595
Extraordinary Gain, net of tax                                                        -            -                 -          660
                                                                                --------     --------         ---------    ---------
Net Income                                                                          329          288               722        1,255

Dividends and Premiums on Redemptions of
  Preferred and Preference Stock                                                      5            5                10           10
                                                                                --------     --------         ---------    ---------
Earnings Available For Common Stockholders                                          324          283               712        1,245

Other Comprehensive Income, net of tax
  Foreign currency translation adjustments                                          (47)           -               (48)           -
                                                                                --------     --------         ---------    ---------
Total Comprehensive Income                                                      $   277      $   283          $    664     $  1,245
                                                                                ========     ========         =========    =========
Common Stock Data
  Weighted average shares outstanding                                               368          364               367          364
  Earnings per share (before extraordinary item)
    Basic                                                                       $  0.88      $  0.77          $   1.94     $   1.60
    Diluted                                                                     $  0.88      $  0.77          $   1.93     $   1.60
  Earnings per share
    Basic                                                                       $  0.88      $  0.77          $   1.94     $   3.42
    Diluted                                                                     $  0.88      $  0.77          $   1.93     $   3.41
  Dividends per share                                                           $  1.10      $  1.10          $   1.65     $   1.65

                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                ----------------------------
                                                                                    2000           1999
                                                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $   722       $  1,255
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                    654            542
     Extraordinary gain, net of tax                                                     -           (660)
     Deferred income taxes                                                            133             19
     Purchased capacity levelization                                                   67             56
     Transition cost recoveries, net                                                   45             44
     (Increase) decrease in
        Receivables                                                                (2,037)           (35)
        Inventory                                                                     (21)           (45)
        Other current assets                                                         (298)           (27)
     Increase (decrease) in
        Accounts payable                                                            2,106            (42)
        Taxes accrued                                                                (429)           159
        Interest accrued                                                                8              8
        Other current liabilities                                                     (48)           (80)
     Other, net                                                                      (206)           (72)
                                                                                -------------  -------------
        Net cash provided by operating activities                                     696          1,122
                                                                                -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital and investment expenditures                                              (2,909)        (2,790)
  Proceeds from sale of subsidiaries                                                    -          1,900
  Decommissioning, retirements and other                                              (35)            50
                                                                                -------------  -------------
        Net cash used in investing activities                                      (2,944)          (840)
                                                                                -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of
     Long-term debt                                                                   552            792
     Guaranteed preferred beneficial interests in subordinated notes of
        Duke Energy Corporation or Subsidiaries                                         -            242
     Common stock and stock options                                                    87             77
  Payments for the redemption of long-term debt                                      (294)          (518)
  Net change in notes payable and commercial paper                                  3,256           (191)
  Distributions to minority interests                                              (1,217)             -
  Dividends paid                                                                     (413)          (410)
  Other                                                                               (11)           (54)
                                                                                -------------  -------------
        Net cash provided by (used in) financing activities                         1,960            (62)
                                                                                -------------  -------------
  Net (decrease) increase in cash and cash equivalents                               (288)           220
  Cash received from business acquisitions                                             90              -
  Cash and cash equivalents at beginning of period                                    613             80
                                                                                -------------  -------------
  Cash and cash equivalents at end of period                                      $   415        $   300
                                                                                =============  =============
Supplemental Disclosures
  Cash paid for interest, net of amount capitalized                               $   392        $   230
  Cash paid for income taxes                                                      $   749        $   264

                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                                                 June 30,       December 31,
                                                                                   2000            1999
                                                                                 (Unaudited)
                                                                                -------------  -------------
ASSETS
Current Assets
      Cash and cash equivalents                                                  $    415       $    613
      Receivables                                                                   5,595          3,248
      Inventory                                                                       750            599
      Current portion of natural gas transition costs                                  36             81
      Current portion of purchased capacity costs                                     142            146
      Unrealized gains on mark-to-market transactions                               5,084          1,131
      Other                                                                           752            353
                                                                                -------------  -------------
          Total current assets                                                     12,774          6,171
                                                                                -------------  -------------
Investments and Other Assets
      Investments in affiliates                                                     1,375          1,299
      Nuclear decommissioning trust funds                                             703            703
      Pre-funded pension costs                                                        300            315
      Goodwill, net                                                                 1,213            844
      Notes receivable                                                                353            154
      Unrealized gains on mark-to-market transactions                               2,032            690
      Other                                                                           860            705
                                                                                -------------  -------------
          Total investments and other assets                                        6,836          4,710
                                                                                -------------  -------------
Property, Plant and Equipment
      Cost                                                                         32,978         30,436
      Less accumulated depreciation and amortization                                9,592          9,441
                                                                                -------------  -------------
          Net property, plant and equipment                                        23,386         20,995
                                                                                -------------  -------------
Regulatory Assets and Deferred Debits
      Purchased capacity costs                                                        434            497
      Debt expense                                                                    212            223
      Regulatory asset related to income taxes                                        501            500
      Other                                                                           292            313
                                                                                -------------  -------------
          Total regulatory assets and deferred debits                               1,439          1,533
                                                                                -------------  -------------


      Total Assets                                                               $ 44,435       $ 33,409
                                                                                =============  =============

                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                                                  June 30,      December 31,
                                                                                    2000           1999
                                                                                 (Unaudited)
                                                                                -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                           $  4,878       $  2,312
      Notes payable and commercial paper                                            3,574            267
      Taxes accrued                                                                   275            685
      Interest accrued                                                                149            139
      Current maturities of long-term debt and preferred stock                        598            515
      Unrealized losses on mark-to-market transactions                              5,079          1,241
      Other                                                                           667            717
                                                                                -------------  -------------
          Total current liabilities                                                15,220          5,876
                                                                                -------------  -------------
Long-term Debt                                                                      8,903          8,683
                                                                                -------------  -------------
Deferred Credits and Other Liabilities
      Deferred income taxes                                                         3,665          3,402
      Investment tax credit                                                           218            225
      Nuclear decommissioning costs externally funded                                 703            703
      Environmental clean-up liabilities                                              101            101
      Unrealized losses on mark-to-market transactions                              1,776            438
      Other                                                                         1,703          2,099
                                                                                -------------  -------------
          Total deferred credits and other liabilities                              8,166          6,968
                                                                                -------------  -------------
Minority Interests                                                                  1,116          1,200
                                                                                -------------  -------------
Guaranteed Preferred Beneficial Interests in Subordinated
      Notes of Duke Energy Corporation or Subsidiaries                              1,405          1,404
                                                                                -------------  -------------
Preferred and Preference Stock
      Preferred and preference stock with sinking fund requirements                    71             71
      Preferred and preference stock without sinking fund requirements                209            209
                                                                                -------------  -------------
          Total preferred and preference stock                                        280            280
                                                                                -------------  -------------
Common Stockholders' Equity
      Common stock, no par, 1 billion shares authorized; 368 million and 366 million shares outstanding at June 30, 2000 and
       December 31, 1999, respectively                                              4,681          4,603
      Retained earnings                                                             4,714          4,397
      Accumulated other comprehensive income                                          (50)            (2)
                                                                                -------------  -------------
          Total common stockholders' equity                                         9,345          8,998
                                                                                -------------  -------------
      Total Liabilities and Stockholders' Equity                                 $ 44,435       $ 33,409
                                                                                =============  =============

                See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   General

Duke Energy Corporation (collectively with its subsidiaries, "Duke Energy") is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments:

o  Franchised Electric
o  Natural Gas Transmission
o  Field Services
o  North American Wholesale Energy
o  International Energy
o  Other Energy Services
o  Duke Ventures

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

Field Services gathers, processes, transports and markets natural gas and produces, transports and markets natural gas liquids. Field Services operates gathering systems in western Canada and eleven contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk - North Louisiana and onshore and offshore Gulf Coast areas.

North American Wholesale Energy's (NAWE) activities include asset operation, development and management, primarily through Duke Energy North America, LLC, as well as commodity sales and services related to natural gas and power, primarily through Duke Energy Trading and Marketing (DETM), a joint venture with ExxonMobil, a 40% partner in DETM. NAWE also includes Duke Energy Merchants, which develops new business lines in the evolving energy commodity markets. The operations of the Trading and Marketing segment were combined by management into NAWE during the second quarter.

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

Duke Ventures is comprised of Crescent Resources, Inc. (Crescent), DukeNet Communications (DukeNet) and Duke Capital Partners. Crescent develops high quality commercial and residential real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic and wireless digital networks for industrial, commercial and residential customers. Duke Capital Partners is a newly formed, wholly owned finance company that plans to provide lending, investment banking and asset management services to the wholesale and commercial energy markets.

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

Earnings Per Common Share. Basic earnings per share is based on a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised or converted into common stock. The numerator for the calculation of basic and diluted earnings per share is earnings available for common stockholders.

Denominator for Earnings per Share (In millions)
--------------------------------------------------------------------------------
                                            Three Months Ended  Six Months Ended
                                                 June 30,            June 30,
                                            ------------------  ----------------
                                               2000     1999      2000     1999
                                            --------- --------  -------- -------
Denominator for basic earnings per share
 (weighted average shares outstanding)         367.6    364.3     367.1    363.9
Assumed exercise of diluted stock options        1.1      0.6       0.9      0.7
                                            --------- --------  -------- -------
Denominator for diluted earnings per share     368.7    364.9     368.0    364.6
--------------------------------------------------------------------------------

Extraordinary Item. On March 29, 1999, wholly owned subsidiaries of Duke Energy sold Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company and additional storage related to those systems, which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company to CMS Energy Corporation
(CMS). The sales price of $2.2 billion involved cash proceeds of $1.9 billion and CMS' assumption of existing PEPL debt of approximately $300 million. The sale resulted in an extraordinary gain of $660 million, net of income tax of $404 million, and an increase in basic earnings per share of $1.82.

New Accounting Standard. In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101) which provides the SEC staff's views on revenue recognition policies. Duke Energy has adopted the provisions of SAB 101 as of April 1, 2000. The impact of adopting SAB 101 was not material to Duke Energy's consolidated results of operations or financial position.

Reclassifications. Certain amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

3.   Business Acquisitions

For acquisitions accounted for using the purchase method, assets and liabilities have been consolidated as of the purchase date and earnings from the acquisitions have been included in consolidated earnings of Duke Energy subsequent to the purchase date. Assets acquired and liabilities assumed are recorded at their estimated fair values, and the excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities acquired is recorded as goodwill. Purchase price allocations are subject to adjustment when additional information concerning asset and liability valuations are finalized and the evaluation of certain pre-acquisition contingent liabilities are completed.

Phillips Petroleum's Gas Gathering, Processing and Marketing Unit (Phillips). In March 2000, Duke Energy, through a wholly owned subsidiary, completed the approximately $1.7 billion transaction that combined Field Services' gas gathering and processing business with Phillips to form a new midstream company, named Duke Energy Field Services, LLC (DEFS). In connection with the combination, DEFS issued approximately $2.75 billion of commercial paper in April 2000. The proceeds were used to make one-time cash distributions of approximately $1.53 billion to Duke Energy and $1.22 billion to Phillips Petroleum. Duke Energy owns approximately 70% of DEFS and Phillips Petroleum owns approximately 30%. During the third quarter, DEFS filed a shelf registration statement with the SEC to offer up to $2.0 billion of long-term debt securities. DEFS plans to issue approximately $1.7 billion of long-term debt securities under this shelf registration.

Assets and liabilities acquired have been recorded at preliminary estimated fair values. During the second quarter, adjustments to the allocated purchase price, primarily pass through tax basis adjustments that affected deferred tax liabilities, resulted in an approximately $70 million reduction in goodwill. Goodwill of approximately $167 million was recorded in connection with the transaction and is being amortized on a straight-line basis over 20 years.

The parent company of DEFS, Duke Energy Field Services Corporation (DEFS Corporation), plans to offer a portion of its common stock to the public in 2000, or 2001, in an initial public offering. The proceeds of this offering will be used to reduce the debt described above. Such an offering is subject to favorable market conditions. After the offering, the ownership of Duke Energy and Phillips Petroleum in DEFS Corporation will be reduced accordingly.

East Tennessee Natural Gas Company. In March 2000, Duke Energy completed the approximately $390 million acquisition of East Tennessee Natural Gas Company from El Paso Energy. East Tennessee Natural Gas Company owns a 1,100-mile interstate natural gas pipeline system that crosses Duke Energy's Texas Eastern Transmission Corporation's pipeline and serves the southeastern region of the U.S. Assets and liabilities have been recorded at preliminary estimated fair values. No goodwill was recorded in the transaction.

Dominion Resources' Hydroelectric, Natural Gas and Diesel Power Generation Businesses. In August 1999, DEI reached a definitive agreement to acquire Dominion Resources Inc.'s 1,200-megawatt portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru (collectively, the "Dominion acquisitions") for approximately $405 million. The purchases of the businesses in Belize and Peru were completed in 1999. In March and April 2000, DEI completed the purchases of the businesses in Argentina and Bolivia, respectively. Assets and liabilities of the Dominion acquisitions have been recorded at preliminary estimated fair values. Total goodwill related to these purchases was $111 million and is being amortized on a straight-line basis over 40 years.

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

Business Segment Data (In millions)
--------------------------------------------------------------------------------

                                                                                        Depreciation   Capital and
                                   Unaffiliated Intersegment    Total                       and        Investment
                                    Revenues      Revenues     Revenues        EBIT      Amortization  Expenditures
                                   ------------ ------------ ------------ ------------- ------------- --------------
Three Months Ended
June 30, 2000
Franchised Electric                  $  1,158      $     -     $  1,158         $365          $141        $  114
Natural Gas Transmission                  249           32          281          121            32            39
Field Services                          1,870          285        2,155           68            71            87
North American
     Wholesale Energy                   7,280           50        7,330          106            19           491
International Energy                      249            -          249           84            27           383
Other Energy Services                      98           40          138            9             3             5
Duke Ventures                              33            -           33           13             4           100
Other Operations(a)                       (11)           4           (7)          (6)            7            42
Eliminations and
     Minority Interests                     -         (411)        (411)          77             -             -
                                   ------------ ------------ ------------ ------------- ------------- --------------
   Total Consolidated                $ 10,926      $     -     $ 10,926         $837          $304        $1,261
--------------------------------------------------------------------------------------------------------------------

Three Months Ended
June 30, 1999
Franchised Electric                  $  1,095      $     -     $  1,095         $319          $137        $  178
Natural Gas Transmission                  237           23          260          146            28            65
Field Services                            614          168          782           36            36            92
North American
     Wholesale Energy                   2,527           78        2,605           27            14           262
International Energy                       43           12           55            5             6            20
Other Energy Services                     135           24          159           (6)            4             2
Duke Ventures                              37            -           37           24             3            98
Other Operations(a)                         3            5            8            1             5           (13)
Eliminations and
     Minority Interests                     -         (310)        (310)          16             -             -
                                   ------------ ------------ ------------ ------------- ------------- --------------
   Total Consolidated                $  4,691      $     -     $  4,691         $568          $233        $  704
--------------------------------------------------------------------------------------------------------------------

Business Segment Data (In millions)
--------------------------------------------------------------------------------

                                                                                        Depreciation   Capital and
                                   Unaffiliated Intersegment    Total                       and        Investment
                                    Revenues      Revenues     Revenues        EBIT      Amortization  Expenditures
                                   ------------ ------------ ------------ ------------- ------------- --------------
Six Months Ended
June 30, 2000
Franchised Electric                  $  2,273        $   -     $  2,273       $  806          $282        $  291
Natural Gas Transmission                  501           66          567          273            61           467
Field Services                          3,144          477        3,621          137           109           215
North American
     Wholesale Energy                  11,443          192       11,635          184            35           826
International Energy                      455            2          457          186            49           830
Other Energy Services                     345           68          413           16             6            16
Duke Ventures                              67            -           67           30             8           164
Other Operations(a)                       (12)          26           14          (19)           14           100
Eliminations and
     Minority Interests                     -         (831)        (831)          83             -             -
                                   ------------ ------------ ------------ ------------- ------------- --------------
   Total Consolidated                $ 18,216        $   -     $ 18,216       $1,696          $564        $2,909
--------------------------------------------------------------------------------------------------------------------

Six Months Ended
June 30, 1999
Franchised Electric                  $  2,156       $    -     $  2,156      $   726          $273        $  303
Natural Gas Transmission                  615           47          662          354            69           107
Field Services                            848          278        1,126           48            56         1,537
North American
     Wholesale Energy                   4,839          133        4,972           72            25           353
International Energy                       79           21          100            4            12           316
Other Energy Services                     269           44          313          (11)            7            10
Duke Ventures                              63            -           63           37             6           162
Other Operations(a)                         -           18           18          (16)           10             2
Eliminations and
     Minority Interests                     -         (541)        (541)          37             -             -
                                   ------------ ------------ ------------ ------------- ------------- --------------
   Total Consolidated                $  8,869       $    -     $  8,869      $ 1,251          $458        $2,790
--------------------------------------------------------------------------------------------------------------------

Segment Assets (In millions)
--------------------------------------------------------------------------------

                                                      June 30,         December 31,
                                                        2000              1999
                                                 -----------------  -----------------
Franchised Electric                                   $12,970           $13,133
Natural Gas Transmission                                4,174             3,897
Field Services                                          6,199             3,565
North American Wholesale Energy                        14,496             6,268
International Energy                                    4,292             4,459
Other Energy Services                                     786               612
Duke Ventures                                           1,169             1,031
Other Operations(a)                                     1,773             1,250
Eliminations                                           (1,424)             (806)
                                                 -----------------  -----------------
   Total Consolidated                                 $44,435           $33,409

--------------------------------------------------------------------------------
(a) Includes certain unallocated corporate items.

5.   Risk Management and Financial Instruments

Interest Rate Derivatives. To take advantage of current interest rates, Duke Energy entered into several fixed-to-floating interest rate swap agreements during June 2000. The swaps have a total notional amount of $328 million and will expire in October 2022. Duke Energy also entered into several interest rate hedges which have a total notional amount of $225 million and will expire in September 2000. The purpose of the hedges is to lock in treasury rates, ranging from 5.90% to 6.35%, to reduce exposure to interest rate fluctuations on planned debt issuances by DEFS.

6.   Debt and Credit Facilities

In March 2000, Duke Energy issued $300 million of Series D 7 3/8% Senior Notes due 2010. In April 2000, DEFS issued approximately $2.75 billion of commercial paper associated with the Phillips acquisition (see Note 3 to the Consolidated Financial Statements).

7.   Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Introduction

Duke Energy Corporation (collectively with its subsidiaries, "Duke Energy") is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments:

o Franchised Electric
o Natural Gas Transmission
o Field Services
o North American Wholesale Energy
o International Energy
o Other Energy Services
o Duke Ventures

See Note 1 to the Consolidated Financial Statements for further descriptions.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2000, earnings available for common stockholders were $324 million, or $0.88 per basic share. For the comparable 1999 period, earnings available for common stockholders were $283 million, or $0.77 per basic share. The increase is primarily due to higher segment profit and loss due to business expansion, as described by segment below, partially offset by increased interest and minority interest expense.

For the six months ended June 30, 2000, earnings available for common stockholders were $712 million, or $1.94 per basic share. For the comparable 1999 period, earnings available for common stockholders were $1,245 million, or $3.42 per basic share, including an after-tax extraordinary gain of $660 million, or $1.82 per basic share. The decrease in earnings available for common stockholders was primarily due to the 1999 extraordinary gain resulting from the sale of the Midwest Pipelines. The absence of this gain and higher interest and minority interest expense in the current year were partially offset by increased segment profit and loss primarily due to business expansion, as described by segment below.

Operating income and earnings before interest and taxes (EBIT) for the quarter ended June 30, 2000 were $794 million and $837 million, respectively, compared to $531 million and $568 million, respectively, for the same period in 1999. For the six months ended June 30, 2000, operating income increased $430 million to $1,606 million from the same period in 1999. EBIT for the six months ended June 30, 2000 was $1,696 million compared to $1,251 million for the same period in 1999. Management evaluates each business segment based on an internal measure of EBIT, after deducting minority interests. Operating income and EBIT are affected by the same fluctuations for Duke Energy and each of its business segments. The only notable difference between operating income and EBIT is the inclusion in EBIT of certain non-operating activities. See Note 4 to the Consolidated Financial Statements for additional information on business segments.

EBIT is summarized in the following table and is discussed by business segment thereafter.

EBIT by Business Segment (In millions)
---------------------------------- ---------------------------------------------

                                         Three Months Ended                Six Months Ended
                                              June 30,                         June 30,
                                   -------------------------------- --------------------------------
                                        2000             1999            2000             1999
                                   ---------------- --------------- ---------------- ---------------
Franchised Electric                     $365             $319          $  806          $   726
Natural Gas Transmission                 121              146             273              354
Field Services                            68               36             137               48
North American
     Wholesale Energy                    106               27             184               72
International Energy                      84                5             186                4
Other Energy Services                      9               (6)             16              (11)
Duke Ventures                             13               24              30               37
Other Operations                          (6)               1             (19)             (16)
EBIT attributable to
     Minority Interests                   77               16              83               37
                                   ---------------- --------------- ---------------- ---------------
Consolidated EBIT                       $837             $568          $1,696           $1,251

--------------------------------------------------------------------------------

Other Operations primarily include certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

Franchised Electric
--------------------------------------------------------------------------------

                                         Three Months Ended             Six Months Ended
                                              June 30,                      June 30,
                                   ---------------------------- --------------- --------------
(In millions, except where noted)       2000           1999            2000           1999
---------------------------------  -------------- ------------- --------------- --------------
Operating Revenues                    $1,158         $1,095          $2,273          $2,156
Operating Expenses                       813            796           1,506           1,471
                                   -------------- ------------- --------------- --------------
Operating Income                         345            299             767             685
Other Income, Net of Expenses             20             20              39              41
                                   -------------- ------------- --------------- --------------
EBIT                                 $   365        $   319         $   806         $   726
                                   ============== ============= =============== ==============

Sales - GWh (a)                       20,661         19,787          41,215          39,323

--------------------------------------------------------------------------------
(a) Gigawatt-hours.

Franchised Electric's EBIT increased $46 million for the quarter and $80 million for the six months ended June 30, 2000 compared to the same periods in 1999, primarily due to growth in customers and favorable weather partially offset by increased storm repair costs. The average number of customers in Franchised Electric's service territory increased 2.5% for this year's second quarter and 2.6% for the six months. Increased sales to retail customers boosted total gigawatt-hour sales for the quarter by 4.4% and for the six months by 4.8%. For the quarter, sales to general service and residential customers increased 8.0% and 7.4%, respectively. Total industrial sales increased 1.6% during the quarter. For the six months, sales to general service and residential customers increased 6.9% and 5.8%, respectively, while total industrial sales increased 0.7%.

Natural Gas Transmission

--------------------------------------------------------------------------------

                                          Three Months Ended           Six Months Ended
                                              June 30,                     June 30,
                                   ---------------------------  -----------------------------
(In millions, except where noted)       2000          1999            2000           1999
---------------------------------- ------------- -------------  -------------- --------------
Operating Revenues                      $281           $260            $567            $662
Operating Expenses                       162            116             308             318
                                   ------------- -------------  -------------- --------------
Operating Income                         119            144             259             344
Other Income, Net of Expenses              2              2              14              10
                                   ------------- -------------  -------------- --------------
EBIT                                    $121           $146            $273            $354
                                   ============= =============  ============== ==============
Throughput - TBtu (a)                    372            340             877           1,151

--------------------------------------------------------------------------------
(a) Trillion British thermal units.

For the quarter and six months ended June 30, 2000, EBIT for Natural Gas Transmission decreased $25 million and $81 million, respectively, compared to the same periods in 1999. A $28 million benefit in 1999 related to the completion of certain PCB (polychlorinated biphenyl) and soil clean-up programs below estimates contributed to the decrease in EBIT for both the quarter and six-month periods. The decrease for the six-month period also resulted from the absence of $70 million in 1999 EBIT related to the Midwest Pipelines, which were sold to CMS Energy Corporation in March 1999. The decreases in EBIT for both periods were partially offset by increased earnings from market-expansion projects and joint ventures and the Maritimes & Northeast Pipeline, which was placed into service in December 1999, and earnings from East Tennessee Natural Gas Company, which was acquired in March 2000. See Note 3 to the Consolidated Financial Statements for additional information on the acquisition.

Field Services
--------------------------------------------------------------------------------

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                        --------------------------- ------------------------
(In millions, except where noted)           2000          1999           2000        1999
----------------------------------      ------------- ------------- ----------- ------------
Operating Revenues                         $ 2,155       $  782       $ 3,621     $ 1,126
Operating Expenses                           2,044          747         3,437       1,079
                                        ------------- ------------- ----------- ------------
Operating Income                               111           35           184          47
Other Income, Net of Expenses                    -            1            (4)          1
Minority Interest Expense                       43            -            43           -
                                        ------------- ------------- ----------- ------------
EBIT                                       $    68       $   36       $   137     $    48
                                        ============= ============= =========== ============

Natural Gas Gathered and
 Processed/Transported, TBtu/d(a)              8.0          5.3           7.0         4.4
Natural Gas Liquids (NGL)
 Production, MBbl/d(b)                       401.5        214.0         316.3       161.1
Natural Gas Marketed, TBtu/d                   0.5          0.5           0.5         0.4
Average Natural Gas Price per MMBtu(c)     $  3.47       $ 2.14       $  2.99     $  1.95
Average NGL Price per Gallon(d)            $  0.47       $ 0.30       $  0.49     $  0.27

--------------------------------------------------------------------------------
(a) Trillion British thermal units per day.
(b) Thousand barrels per day.
(c) Million British thermal units.
(d) Does not reflect results of commodity hedges.

EBIT for Field Services increased $32 million and $89 million for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The increase for both periods was primarily due to growth and acquisitions including: earnings from the combination of Field Services' gas gathering and processing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit (Phillips) in March 2000 (see Note 3 to the Consolidated Financial Statements for further discussion); incremental earnings from the acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR) in April 1999; and, earnings from other recent acquisitions and plant expansions. Improved average NGL prices, which increased 57% for the quarter and 81% for the six months, when compared to the prior year, also contributed to the increase in EBIT.

North American Wholesale Energy
--------------------------------------------------------------------------------

                                            Three Months Ended             Six Months Ended
                                                 June 30,                      June 30,
                                        --------------------------- ---------------------------
(In millions, except where noted)           2000          1999         2000           1999
----------------------------------      ------------- ------------- ------------- -------------
Operating Revenues                         $ 7,330        $ 2,605      $ 11,635      $ 4,972
Operating Expenses                           7,188          2,575        11,418        4,885
                                        ------------- ------------- ------------- -------------
Operating Income                               142             30           217           87
Other Income, Net of Expenses                   (8)            11            (4)          18
Minority Interest Expense                       28             14            29           33
                                        ------------- ------------- ------------- -------------
EBIT                                       $   106        $    27      $    184      $    72
                                        ============= ============= ============= =============

Natural Gas Marketed, TBtu/d                  11.2           10.0          11.6         10.5
Electricity Marketed, GWh                   58,198         22,179       108,551       44,016
Proportional Megawatt Capacity Owned(a)          -              -         8,473        6,225

--------------------------------------------------------------------------------
(a) Includes under construction or under contract.

In the second quarter of 2000, Duke Energy's Trading and Marketing segment was combined with North American Wholesale Energy (NAWE). See Note 1 to the Consolidated Financial Statements for additional information. For the quarter ended June 30, 2000, EBIT for NAWE increased $79 million compared with the same period in 1999. The increase was attributable to increased earnings from asset positions and favorable trading margins due to price volatility in natural gas and power. In addition, NAWE increased its volumes of natural gas and power marketed by 12% and 162%, respectively. Partially offsetting the increase in EBIT were increased operating and development costs.

NAWE's EBIT increased $112 million for the six months ended June 30, 2000 compared to the same period in 1999. The increase was the result of increased trading margins due to price volatility in gas and power and a $59 million increase in income from the sale of interests in generating facilities as a result of NAWE executing its domestic portfolio management strategy. In addition, the volumes of natural gas and power marketed increased 10% and 147%, respectively. This income was partially offset by reduced earnings from generation facilities in California and increased operating and development costs associated with business expansion.

International Energy
--------------------------------------------------------------------------------

                                             Three Months Ended           Six Months Ended
                                                 June 30,                     June 30,
                                        --------------------------- ---------------------------
(In millions, except where noted)           2000          1999          2000          1999
----------------------------------      ------------- ------------- ------------- -------------
Operating Revenues                          $ 249         $  55       $  457          $ 100
Operating Expenses                            173            51          288             99
                                        ------------- ------------- ------------- -------------
Operating Income                               76             4          169              1
Other Income, Net of Expenses                  14             3           28              7
Minority Interest Expense                       6             2           11              4
                                        ------------- ------------- ------------- -------------
EBIT                                        $  84         $   5       $  186          $   4
                                        ============= ============= ============= =============

Proportional Megawatt Capacity Owned(a)         -             -        4,370            906
Proportional Maximum Pipeline
   Capacity(a), MMcf/d(b)                       -             -          321            321

--------------------------------------------------------------------------------
(a) Includes under construction or under contract.
(b) Million cubic feet per day.

International Energy's EBIT increased $79 million for the quarter and $182 million for the six months ended June 30, 2000 compared to the same periods in 1999. The increase for both periods is primarily attributable to increased earnings in Latin America of $70 million and $118 million for the quarter and six-month period, respectively, mainly resulting from new projects (see Note 3 to the Consolidated Financial Statements for a discussion of recent acquisitions). The increase for the six-month period also included $54 million from the February 2000 sale of certain assets relating to the transportation of natural gas liquids.

Other Energy Services
--------------------------------------------------------------------------------

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                        --------------------------- ---------------------------
(In millions)                               2000          1999          2000         1999
----------------------------------      ------------- ------------- ------------- -------------
Operating Revenues                          $ 138         $ 159         $ 413        $ 313
Operating Expenses                            129           165           397          324
                                        ------------- ------------- ------------- -------------
EBIT                                        $   9         $  (6)        $  16        $ (11)

--------------------------------------------------------------------------------

For the quarter and six months ended June 30, 2000, EBIT for Other Energy Services increased $15 million and $27 million, respectively, compared to the same periods in 1999. The increase was primarily due to decreased operating expenses at Duke Engineering & Services, Inc., and increased earnings from new business and decreased operating expenses at DukeSolutions, Inc. Earnings growth from new projects at Duke/Fluor Daniel also contributed to the increase in EBIT for the six-month period.

Duke Ventures
--------------------------------------------------------------------------------

                                           Three Months Ended             Six Months Ended
                                                June 30,                      June 30,
                                        --------------------------- ---------------------------
(In millions)                               2000          1999          2000          1999
----------------------------------      ------------- ------------- ------------- -------------
Operating Revenues                          $ 33          $ 37          $ 67          $ 63
Operating Expenses                            20            13            37            26
                                        ------------- ------------- ------------- -------------
EBIT                                        $ 13          $ 24          $ 30          $ 37

--------------------------------------------------------------------------------

EBIT for Duke Ventures decreased $11 million and $7 million for the quarter and six months ended June 30, 2000, respectively, compared with the same periods in 1999. For the quarter, the decrease is primarily attributable to a decline in residential developed lot sales and surplus land sales by Crescent Resources, Inc.

(Crescent). For the six-month period, the decrease is primarily attributable to a decline in residential developed lot sales and commercial project sales, partially offset by increased surplus land sales by Crescent. The decline in Crescent's EBIT for both periods was partially offset by decreased operating costs at DukeNet Communications.

Other Impacts on Earnings Available for Common Stockholders

Interest expense increased $108 million for the quarter and $161 million for the six months ended June 30, 2000 compared to the same periods in 1999, due to higher average debt balances outstanding, resulting from acquisitions and expansion.

Minority interests increased $56 million and $52 million for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999. Included in minority interests is expense related to regular distributions on issuances of Duke Energy's trust preferred securities. This expense increased $9 million for the quarter and $18 million for the six-month period due to additional issuances of Duke Energy's trust preferred securities during 1999. Minority interest expense related to joint ventures increased $47 million and $34 million for the quarter and six-month period, respectively, primarily due to the Field Services' joint venture with Phillips Petroleum (see Note 3 to the Consolidated Financial Statements for further discussion). Offsetting the minority interest expense in the six-month period was a minority interest benefit in the first quarter from NAWE's joint venture with ExxonMobil.

As a result of favorable resolution of several income tax issues and the utilization of certain capital loss carryforwards due to the sale of the Midwest Pipelines, income tax provisions aggregating $30 million were reduced during the second quarter of 1999.

The sale of the Midwest Pipelines closed in March 1999 and resulted in a $660 million extraordinary gain, net of income tax of $404 million. For further discussion on the sale, see Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operations was $696 million for the six months ended June 30, 2000 compared to $1,122 million for the same period in 1999. The decrease in cash was primarily due to increased tax payments as a result of the sale of the Midwest Pipelines.

In 1999, Duke Energy established an accrual for estimated injury and damages claims. During the first quarter of 2000, Duke Energy paid approximately $253 million related to the insurance premium. Management believes that the long-term cash requirements of the projected liability will not have a material effect on Duke Energy's liquidity or cash flows.

Investing Cash Flows

Capital and investment expenditures were $2,909 million for the six months ended June 30, 2000 compared to $2,790 million for the same period in 1999. The increase in capital and investment expenditures during the period primarily resulted from current year business expansion for the Natural Gas Transmission, NAWE and International Energy segments discussed below. This increase in expenditures was partially offset by the 1999 $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from UPR, as well as UPR's NGL marketing activities.

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

North American Wholesale Energy

In the first six months of 2000, Duke Energy North America, LLC (DENA) began construction of three new 520-megawatt, natural gas-fired, combined cycle generating plants (the McClain Energy Facility in Oklahoma, the Hinds Energy Facility and Attala Energy Facility in Mississippi), and two new 640-megawatt, natural gas-fired facilities (the Lee County Facility in Illinois and the Audrain County Facility in Missouri). Duke Energy's capital commitment to these projects totals approximately $1.2 billion through June 2001. DENA also continued capital expenditures on projects initiated prior to 2000.

International Energy

In January 2000, Duke Energy International, LLC (DEI) completed a tender offer to the minority shareholders of Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema) and successfully acquired an additional 51% economic interest in the company for approximately $280 million. This increased Duke Energy's economic ownership from approximately 44% to approximately 95%. For additional information on the Paranapanema acquisition, see Note 3 to the Consolidated Financial Statements.

In August 1999, DEI announced that it would be acquiring Dominion Resources, Inc.'s portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. The purchases of the businesses in Belize and Peru were completed in 1999. In March and April 2000, DEI completed the purchases of the businesses in Argentina and Bolivia, respectively. See Note 3 to the Consolidated Financial Statements for further discussion.

All projected capital and investment expenditures for the above segments are subject to periodic review and revision and may vary significantly depending on a number of factors including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

Financing Cash Flows

Duke Energy's consolidated capital structure at June 30, 2000, including short-term debt, was 51% debt, 5% minority interest, 6% trust preferred securities, 1% preferred stock and 37% common equity. Fixed charges coverage, calculated using the Securities and Exchange Commission (SEC) method, was 3.5 times and 4.3 times for the six months ended June 30, 2000 and 1999, respectively.

Duke Energy plans to continue to significantly grow several of its business segments: Field Services, NAWE, International Energy and Other Energy Services. These growth opportunities, along with dividends, debt repayments and operating requirements, are expected to be funded by cash from operations, external financing, common stock issuances and the proceeds from certain asset sales. Funding requirements met by external financing, common stock issuances and proceeds from the sale of assets are dependent upon the opportunities presented and favorable market conditions. Management believes Duke Energy has adequate financial resources to meet its future needs.

In March 2000, Duke Energy issued $300 million of Series D 7 3/8% Senior Notes due 2010.

Under its commercial paper facilities and extendable commercial note program, Duke Energy had the ability to borrow up to $6.6 billion and $2.8 billion at June 30, 2000 and December 31, 1999, respectively. The commercial paper facilities and extendable commercial note program at June 30, 2000 consisted of $1.25 billion for Duke Energy, $2.55 billion for Duke Capital Corporation and $2.8 billion for Duke Energy Field Services, LLC (DEFS). At June 30, 2000, DEI also had available a combined commercial paper and medium-term note program for approximately $450 million. At June 30, 2000 and December 31, 1999, Duke Energy's various bank credit and construction facilities totaled approximately $7.0 billion and $3.7 billion, respectively (including approximately $301 million and $320 million related to foreign facilities for the respective periods). At June 30, 2000, approximately $5.0 billion was outstanding under the commercial paper facilities and extendable commercial note program, and approximately $543 million of borrowings were outstanding under the bank credit and construction facilities. Certain of the credit facilities support the issuance of commercial paper; therefore, the issuance of commercial paper reduces the amount available under these credit facilities.

DEFS issued approximately $2.75 billion of commercial paper in April 2000 in connection with the combination of Field Services' gas gathering and processing businesses with Phillips. The proceeds were used to make one-time cash distributions of approximately $1.53 billion to Duke Energy and $1.22 billion to Phillips Petroleum. Duke Energy used its share of the proceeds to reduce existing indebtedness and fund business expansion. During the third quarter, DEFS filed a shelf registration statement with the SEC to offer up to $2.0 billion of long-term debt securities. DEFS plans to issue approximately $1.7 billion of long-term debt securities under this shelf registration.

The parent company of DEFS, Duke Energy Field Services Corporation (DEFS Corporation), plans to offer a portion of its common stock to the public in 2000, or 2001, in an initial public offering. The proceeds of this offering will be used to reduce the debt described above. Such an offering is subject to favorable market conditions. After the offering, the ownership of Duke Energy and Phillips Petroleum in DEFS Corporation will be reduced accordingly. See Note 3 to the Consolidated Financial Statements for further discussion.

As of June 30, 2000, Duke Energy and its subsidiaries had the ability to issue up to $3.35 billion aggregate principal amount of debt and other securities under shelf registrations filed with the SEC. Such securities may be issued as First and Refunding Mortgage Bonds, Senior Notes, Subordinated Notes or Preferred Securities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policies

Duke Energy is exposed to market risks associated with interest rates, commodity prices, equity prices and foreign exchange rates. Comprehensive risk management policies have been established by the Corporate Risk Management Committee (CRMC) to monitor and manage these market risks. The CRMC is chaired by the Chief Financial Officer and is comprised of senior executives. The CRMC has responsibility for oversight of interest rate risk, foreign currency risk, credit risk and energy risk management, including approval of energy financial exposure limits. A description of the changes in Duke Energy's market risk since December 31, 1999 follows.

Interest Rate Risk

From time to time Duke Energy may enter into financial derivative instruments including, but not limited to, swaps, options and treasury rate agreements to manage and mitigate interest rate risk exposure. See Note 5 to the Consolidated Financial Statements for additional information.

During June 2000, Duke Energy entered into several fixed-to-floating interest rate swap agreements for a total notional amount of $328 million, to exchange fixed rate interest payment obligations to variable rate obligations to take advantage of current interest rates. Duke Energy also entered into interest rate hedges for a total notional amount of $225 million. These hedges lock in a treasury rate to reduce exposure to interest rate fluctuations on planned debt issuances by DEFS. For additional information, see
Note 3 to the Consolidated Financial Statements.

Commodity Price Risk

In March 2000, Duke Energy's exposure to market fluctuations in the prices of NGLs increased as a result of Duke Energy combining its gas gathering and processing business with Phillips to form a new midstream company. See Note 3 to the Consolidated Financial Statements for additional information on the combination. Duke Energy closely monitors the risks associated with NGL price changes on its future operations, and where appropriate, uses crude oil and natural gas commodity instruments to hedge NGL prices. Based on a sensitivity analysis as of June 30, 2000, it was estimated that if NGL prices average one cent per gallon less in the next twelve months, earnings before income taxes would decrease by approximately $7 million, after considering the effect of Duke Energy's commodity hedge positions.

The risk in Duke Energy's commodity trading portfolio is measured on a daily basis utilizing a Value-at-Risk model to determine the maximum potential one-day favorable or unfavorable Daily Earnings at Risk (DER). The DER is monitored daily in comparison to established thresholds. Other measures are also utilized to monitor the risk in the commodity trading portfolio on a monthly and annual basis. For additional information on the DER computations, see the Quantitative and Qualitative Disclosures About Market Risk section in the 1999 Duke Energy Form 10-K filing.

The estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity derivatives held for trading purposes was approximately $17 million and $10 million at June 30, 2000 and December 31, 1999, respectively. The average estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity derivatives held for trading purposes was approximately $12 million and $9 million for the six months ended June 30, 2000 and 1999, respectively.

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

At June 30, 2000, Duke Energy's primary foreign currency exchange rate exposures were the Brazilian Real, the Peruvian Nuevo Sol, the Australian dollar, the El Salvadorian Colon, and the Canadian dollar. Based on a sensitivity analysis at June 30, 2000, a 10% devaluation in the currency exchange rates in Brazil would reduce Duke Energy's financial position by approximately $96 million and would not significantly affect Duke Energy's consolidated results of operations or cash flows over the next twelve months. Based on a sensitivity analysis at June 30, 2000, a 10% devaluation in other foreign currencies were insignificant to Duke Energy's consolidated results of operations, financial position or cash flows.

CURRENT ISSUES

Electric Competition. Wholesale Competition. On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued its Order No. 2000 regarding Regional Transmission Organizations (RTOs). In its order, the FERC stressed the voluntary nature of RTO participation by utilities and sets minimum characteristics and functions that must be met by utilities that participate in an RTO. The order provides for an open, flexible structure for RTOs to meet the needs of the market and provides for the possibility of incentive ratemaking and other benefits for utilities that participate in an RTO.

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

Several entities, including the Edison Electric Institute, of which Duke Energy is a member, have filed Petitions for Review of Order No. 2000 and Order No. 2000-A at the U.S. Court of Appeals for the District of Columbia Circuit. Duke Energy has joined with two other investor-owned utilities, Carolina Power & Light and South Carolina Electric & Gas, to propose a for-profit, independent transmission company to satisfy the requirements of FERC orders 2000 and 2000-A. Because Order No. 2000 ultimately may be revised in certain respects by the court, management cannot estimate its effect on future consolidated results of operations or financial position.

Retail Competition. In May 1997, North Carolina passed a bill that established a study commission to examine whether competition should be implemented in the state. Members of this commission include legislators, customers, utilities and a member of an environmental group. The study commission unanimously approved a set of recommendations on electric restructuring in April 2000. The commission's report to the legislature containing these recommendations was submitted in a report to the general assembly in May. The report basically recommended retail deregulation beginning partially in 2005 and in full in 2006. No legislative action based upon the recommendations is expected until 2001.

Natural Gas Competition. Wholesale Competition. On February 9, 2000, the FERC issued Order 637 which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002 and requiring that interstate pipelines file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity;
(ii) implement imbalance management services (for which interstate pipelines may charge) while at the same time reducing the use of operational flow orders and penalties and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines which must be implemented by September 1, 2000. The stated FERC goal of these reporting requirements is to increase transparency of transactions on a real-time basis and to provide additional information on pipeline organizational structure. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A issued in February 2000, the FERC generally denied request for rehearing and several parties, including Duke Energy, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order.

Because the ultimate resolution of the foregoing proceeding is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

Environmental Matters. Air Quality Control. In October 1998, the Environmental Protection Agency (EPA) issued a final ruling on regional ozone control that requires revised State Implementation Plans (SIPs) for 22 eastern states and the District of Columbia. This EPA ruling was challenged in court by various states, industry and other interests, including the states of North Carolina and South Carolina and Duke Energy. In March 2000, the court upheld most aspects of the EPA's rule. Petitioners asked the court to rehear the case and overturn the March decision, but in June the court declined to rehear the case and lifted its earlier stay of the states' obligation to revise their SIPs. Industry and state petitioners have not decided at this time if they will continue to seek review of the rule. Late in 1999, the EPA finalized another ozone-related rule having virtually identical goals to its October 1998 action. The 1999 rule has likewise been challenged in court by the same or similar parties. The North Carolina Environmental Management Commission (EMC) is considering several competing proposals to reduce utility emissions of nitrogen oxides. The EMC voted in March 2000 to send three alternative nitrogen oxide proposals to public hearing with the intention of adopting a final rule in September 2000. Duke Energy announced that it will undertake additional nitrogen oxide control projects between 2000 and 2005, at a cost of approximately $100 million as an interim step to address possible contributions to ozone formation in North Carolina. Depending on the resolution of these matters, costs to Duke Energy may range from the $100 million that Duke Energy has already committed to spend, to $600 million in capital costs for additional emission controls.

In October 1999, the EPA sent Duke Energy a request seeking information on Duke Power's repair and maintenance of its coal-fired plants since 1978. This is part of the EPA's New Source Reviews (NSR) enforcement initiative, in which the EPA claims that utilities and others have committed widespread violations of the Clean Air Act permitting requirements for the past quarter century. The EPA has filed suit against several utilities and issued administrative orders alleging numerous NSR permitting violations. In May 2000, Duke Energy received a notice of violation from the EPA alleging various violations of the NSR pre-construction permitting requirements of the Clean Air Act. The EPA's allegations run counter to previous EPA guidance regarding the applicability of the NSR permitting requirements. Duke Energy, along with several other utilities, has routinely undertaken the type of repair, replacement, and maintenance projects that the EPA now claims are illegal. Duke Energy believes that all of its electric generation units are properly permitted and have been properly maintained and has met with the EPA to explain that it has not violated the Act. Duke Energy intends to defend itself vigorously against these alleged violations; however, because these matters are in a preliminary stage, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

Nuclear Re-licensing. In May 2000, the Nuclear Regulatory Commission renewed the operating license for Duke Energy's three Oconee nuclear stations through 2033 to 2034.

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

For additional information concerning litigation and other contingencies, see
Note 7 to the Consolidated Financial Statements, "Commitments and
Contingencies."

Management believes that the resolution of the matters discussed and referred to above will not have a material adverse effect on consolidated results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Duke Energy Corporation Annual Meeting of Shareholders held April 20, 2000, the shareholders elected Robert J. Brown, William T. Esrey, George Dean Johnson, Jr., James G. Martin and Richard B. Priory to serve as Class III directors with terms expiring in 2003. The shareholders also voted to ratify the selection of Deloitte & Touche LLP to act as independent auditors to make an examination of Duke Energy's accounts for the year 2000. The shareholders approved the Duke Energy 2000 Policy Committee Short-Term Incentive Plan, which rewards members of the Policy Committee when corporate performance reaches certain predetermined levels, with 292,316,362 shares voted for the plan, 24,549,740 shares voted against the plan and 3,360,035 shares abstained. The shareholders did not approve the two shareholder proposals presented in the proxy statement for the meeting. With respect to the proposal related to the use of mixed-oxide fuel in Duke Energy's nuclear reactors, 12,003,647 shares voted for the proposal, 252,425,601 shares voted against the proposal and 17,377,701 shares abstained. With respect to the proposal to limit board members' outside director positions, 23,050,310 shares voted for the proposal, 251,480,126 shares voted against the proposal and 7,276,508 shares abstained.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

         (27) Financial Data Schedule (included in electronic filing only)

(b)    Reports on Form 8-K

         A Current Report on Form 8-K filed on April 28, 2000 contained disclosures under Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DUKE ENERGY CORPORATION

August 11, 2000                         /s/  Richard J.Osborne
                                        ---------------------------------------
                                        Richard J. Osborne
                                        Executive Vice President and
                                        Chief Financial Officer


August 11, 2000                         /s/  Sandra P. Meyer
                                        ---------------------------------------
                                        Sandra P. Meyer
                                        Vice President and Corporate Controller