Form 10-Q
period 2000-09-30
DUKE ENERGY CORP
filed 2000-11-14
CIK 30371

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


For Quarter Ended September 30, 2000               Commission File Number 1-4928



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

Number of shares of Common Stock, without par value, outstanding at October 31,
2000......368,810,069

================================================================================

                             DUKE ENERGY CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX

Item                                                                                                        Page
----                                                                                                        ----

                                           PART I. FINANCIAL INFORMATION

1.   Financial Statements....................................................................................1
         Consolidated  Statements of Income and Comprehensive Income for the Three and Nine Months
             Ended September 30, 2000 and 1999 ..............................................................1
         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999.........2
         Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999..........................3
         Notes to Consolidated Financial Statements..........................................................5
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition..................14

                           PART II. OTHER INFORMATION

1.   Legal Proceedings......................................................................................25
4.   Submission of Matters to a Vote of Security Holders....................................................25
6.   Exhibits and Reports on Form 8-K.......................................................................25

     Signatures.............................................................................................26




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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                             DUKE ENERGY CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                     (In millions, except per share amounts)

                                                                          Three Months Ended     Nine Months Ended
                                                                             September 30,         September 30,
                                                                         --------------------- ---------------------
                                                                            2000        1999       2000        1999
                                                                        -----------  ---------  ---------   ---------
Operating Revenues
      Sales, trading and marketing of natural gas
           and petroleum products                                         $  7,441    $  2,983   $ 18,277    $  7,385
      Generation, transmission and distribution of electricity               1,562       1,546      4,077       3,756
      Trading and marketing of electricity                                   5,731       1,578      9,484       2,684
      Transportation and storage of natural gas                                253         253        779         885
      Gain on sale of equity investment                                        407           -        407           -
      Other                                                                    297         316        883         835
                                                                          --------    --------   --------    --------
            Total operating revenues                                        15,691       6,676     33,907      15,545
                                                                          --------    --------   --------    --------

Operating Expenses
      Natural gas and petroleum products purchased                           7,195       2,924     17,504       7,171
      Net interchange and purchased power                                    5,461       1,536      9,047       2,685
      Fuel used in electric generation                                         215         227        583         587
      Other operation and maintenance                                          908         772      2,487       2,065
      Depreciation and amortization                                            300         246        864         704
      Property and other taxes                                                 111         105        315         291
                                                                          --------    --------   --------    --------
            Total operating expenses                                        14,190       5,810     30,800      13,503
                                                                          --------    --------   --------    --------

Operating Income                                                             1,501         866      3,107       2,042
                                                                          --------    --------   --------    --------

Other Income and Expenses
      Deferred returns and allowance for funds used during construction         15          22         54          62
      Other, net                                                                40          20         91          55
                                                                          --------    --------   --------    --------
            Total other income and expenses                                     55          42        145         117
                                                                          --------    --------   --------    --------

Earnings Before Interest and Taxes                                           1,556         908      3,252       2,159
Interest Expense                                                               257         153        670         405
Minority Interest Expense                                                       31          31        151          99
                                                                          --------    --------   --------    --------

Earnings Before Income Taxes                                                 1,268         724      2,431       1,655
Income Taxes                                                                   498         283        939         619
                                                                          --------    --------   --------    --------

Income Before Extraordinary Item                                               770         441      1,492       1,036
Extraordinary Gain, net of tax                                                   -           -          -         660
                                                                          --------    --------   --------    --------

Net Income                                                                     770         441      1,492       1,696

Dividends and Premiums on Redemptions of
      Preferred and Preference Stock                                             4           5         14          15
                                                                          --------    --------   --------    --------

Earnings Available For Common Stockholders                                     766         436      1,478       1,681

Other Comprehensive Income, net of tax                                         (12)          -        (60)          -
                                                                          --------    --------   --------    --------

Total Comprehensive Income                                                $    754    $    436   $  1,418    $  1,681
                                                                          ========    ========   ========    ========


Common Stock Data
      Weighted average shares outstanding                                      368         365        367         364
      Earnings per share (before extraordinary item)
            Basic                                                         $   2.08    $   1.20   $   4.02    $   2.80
            Diluted                                                       $   2.07    $   1.19   $   4.01    $   2.80
      Earnings per share
            Basic                                                         $   2.08    $   1.20   $   4.02    $   4.62
            Diluted                                                       $   2.07    $   1.19   $   4.01    $   4.61
      Dividends per share                                                 $      -    $      -   $   1.65    $   1.65




                 See Notes to Consolidated Financial Statements.

                           DUKE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                               ------------------
                                                                                2000      1999
                                                                               -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                               $ 1,492    $ 1,696
      Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                        997        836
              Net gain on mark-to-market adjustment                               (486)        (2)
              Extraordinary gain, net of tax                                         -       (660)
              Gain on sale of equity interest                                     (407)         -
              Deferred income taxes                                                246         20
              Purchased capacity levelization                                       98         77
              Transition cost recoveries, net                                       65         64
              (Increase) decrease in
                   Receivables                                                  (4,828)    (1,106)
                   Inventory                                                      (164)       (78)
                   Other current assets                                           (665)       (11)
              Increase (decrease) in
                   Accounts payable                                              5,242        687
                   Taxes accrued                                                  (173)       356
                   Interest accrued                                                 31          5
                   Other current liabilities                                       567       (101)
              Other, net                                                          (128)         6
                                                                               -------    -------
                   Net cash provided by operating activities                     1,887      1,789
                                                                               -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital and investment expenditures                                       (4,697)    (4,433)
      Proceeds from sale of subsidiaries                                             -      1,900
      Proceeds from sale of equity interest                                        400          -
      Decommissioning, retirements and other                                       310        238
                                                                               -------    -------
                   Net cash used in investing activities                        (3,987)    (2,295)
                                                                               -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the issuance of
          Long-term debt                                                         2,755      2,382
          Guaranteed preferred beneficial interests in subordinated notes of
                 Duke Energy Corporation or Subsidiaries                             -        484
          Common stock and stock options                                           130        106
      Payments for the redemption of
          Long-term debt                                                          (844)      (643)
          Preferred and preference stock                                           (20)       (20)
      Net change in notes payable and commercial paper                           1,189       (114)
      Distributions to minority interests                                       (1,217)         -
      Contributions from minority interests                                        741          -
      Dividends paid                                                              (621)      (616)
      Other                                                                         35       (100)
                                                                               -------    -------
                   Net cash provided by financing activities                     2,148      1,479
                                                                               -------    -------

      Net increase in cash and cash equivalents                                     48        973
      Cash received from business acquisitions                                     100          7
      Cash and cash equivalents at beginning of period                             613         80
                                                                               -------    -------
      Cash and cash equivalents at end of period                               $   761    $ 1,060
                                                                               =======    =======

Supplemental Disclosures
      Cash paid for interest, net of amount capitalized                        $   611    $   381
      Cash paid for income taxes                                               $   758    $   393



                 See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                         September 30,  December 31,
                                                             2000           1999
                                                          (Unaudited)
                                                          -----------  -------------
ASSETS

Current Assets
      Cash and cash equivalents                              $   761      $   613
      Receivables                                              8,375        3,248
      Inventory                                                  803          599
      Current portion of natural gas transition costs             16           81
      Current portion of purchased capacity costs                145          146
      Unrealized gains on mark-to-market transactions          4,803        1,131
      Other                                                    1,139          353
                                                              ------        -----
          Total current assets                                16,042        6,171
                                                              ------        -----

Investments and Other Assets
      Investments in affiliates                                1,370        1,299
      Nuclear decommissioning trust funds                        702          703
      Pre-funded pension costs                                   304          315
      Goodwill, net                                            1,195          844
      Notes receivable                                           408          154
      Unrealized gains on mark-to-market transactions          3,134          690
      Other                                                    1,186          705
                                                               -----        -----
          Total investments and other assets                   8,299        4,710
                                                               -----        -----

Property, Plant and Equipment
      Cost                                                    33,954       30,436
      Less accumulated depreciation and amortization           9,908        9,441
                                                              ------       ------
          Net property, plant and equipment                   24,046       20,995
                                                              ------       ------
Regulatory Assets and Deferred Debits
      Purchased capacity costs                                   400          497
      Debt expense                                               211          223
      Regulatory asset related to income taxes                   500          500
      Other                                                      323          313
                                                               -----        -----
          Total regulatory assets and deferred debits          1,434        1,533
                                                               -----        -----





      Total Assets                                           $49,821      $33,409
                                                             =======      =======



           See Notes to Consolidated Financial Statements

                             DUKE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                          September 30,  December 31,
                                                                              2000          1999
                                                                           (Unaudited)
                                                                           -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                         $  7,926    $  2,312
      Notes payable and commercial paper                                          1,489         267
      Taxes accrued                                                                 621         685
      Interest accrued                                                              175         139
      Current maturities of long-term debt and preferred stock                      633         515
      Unrealized losses on mark-to-market transactions                            4,768       1,241
      Other                                                                       1,246         717
                                                                               --------    --------
          Total current liabilities                                              16,858       5,876
                                                                               --------    --------

Long-term Debt                                                                   10,577       8,683
                                                                               --------    --------
Deferred Credits and Other Liabilities
      Deferred income taxes                                                       3,822       3,402
      Investment tax credit                                                         215         225
      Nuclear decommissioning costs externally funded                               702         703
      Environmental clean-up liabilities                                            124         101
      Unrealized losses on mark-to-market transactions                            2,541         438
      Other                                                                       1,534       2,099
                                                                               --------    --------

          Total deferred credits and other liabilities                            8,938       6,968
                                                                               --------    --------
Guaranteed Preferred Beneficial Interests in Subordinated
      Notes of Duke Energy Corporation or Subsidiaries                            1,405       1,404
                                                                               --------    --------

Minority Interests                                                                1,844       1,200
                                                                               --------    --------
Preferred and Preference Stock
      Preferred and preference stock with sinking fund requirements                  51          71
      Preferred and preference stock without sinking fund requirements              209         209
                                                                               --------    --------
          Total preferred and preference stock                                      260         280
                                                                               --------    --------
Common Stockholders' Equity
      Common stock, no par, 1 billion shares authorized; 369 million and 366 million shares outstanding at September 30, 2000 and December 31, 1999,
        respectively                                                              4,718       4,603
      Retained earnings                                                           5,283       4,397
      Accumulated other comprehensive income                                        (62)         (2)
                                                                               --------    --------
          Total common stockholders' equity                                       9,939       8,998
                                                                               --------    --------
      Total Liabilities and Stockholders' Equity                               $ 49,821    $ 33,409
                                                                               ========    ========

         See Notes to Consolidated Financial Statements.

                             DUKE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  General

Duke Energy Corporation (collectively with its subsidiaries, "Duke Energy") is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments:

o   Franchised Electric
o   Natural Gas Transmission
o   Field Services
o   North American Wholesale Energy (NAWE)
o   International Energy
o   Other Energy Services
o   Duke Ventures

Franchised Electric generates, transmits, distributes and sells electric energy in central and western North Carolina and the western portion of South Carolina, primarily through Duke Power and Nantahala Power and Light. These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission and the Public Service Commission of South Carolina.

Natural Gas Transmission conducts its operations primarily through Duke Energy Gas Transmission Corporation, and provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic, New England and Southeastern states. The interstate natural gas transmission and storage operations are subject to the rules and regulations of the FERC.

Field Services gathers, processes, transports, markets and stores natural gas and produces, transports and markets natural gas liquids. Field Services' operations are conducted primarily through Duke Energy Field Services, LLC
(DEFS), a limited liability company that is 30.3% owned by Phillips Petroleum. Field Services operates gathering systems in western Canada and eleven contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana and onshore and offshore Gulf Coast areas.

NAWE's activities include asset development, operation and management, primarily through Duke Energy North America, LLC (DENA), as well as commodity sales and services related to natural gas and power, primarily through Duke Energy Trading and Marketing (DETM), a joint venture with Exxon Mobil Corporation, a 40% partner in DETM. NAWE also includes Duke Energy Merchants, which develops new business lines in the evolving energy commodity markets. NAWE conducts its business throughout the U.S. and western Canada. The operations of the previously segregated Trading and Marketing segment were combined by management into NAWE during the second quarter of 2000. Previous periods have been restated to conform to current period presentation.

International Energy conducts its operations through Duke Energy International, LLC (DEI). International Energy's activities include asset development, operation and management of international energy-related facilities, primarily in Latin America, Asia Pacific and Europe. International Energy also provides worldwide energy trading and marketing of natural gas and electric power.

Other Energy Services is a combination of certain other businesses that provide engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc., Duke/Fluor Daniel and DukeSolutions, Inc. Duke/Fluor Daniel is a 50/50 partnership between Duke Energy and Fluor Enterprises, Inc.

Duke Ventures is comprised of other diverse businesses, primarily operating through Crescent Resources, Inc. (Crescent), DukeNet Communications (DukeNet) and Duke Capital Partners (DCP). Crescent develops high quality commercial and residential real estate projects and manages land holdings primarily in the Southeastern U.S. DukeNet provides fiber optic and wireless digital networks for industrial, commercial and residential customers. DCP, a newly formed wholly-owned merchant finance company, provides financing, investment banking and asset management services to wholesale and commercial energy markets.

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

-------------------------------------------------------------------------- --------------------------
  Denominator for Earnings per Share (In millions)
-------------------------------------------------------------------------- --------------------------
                                                     Three Months Ended        Nine Months Ended
                                                       September 30,             September 30,
                                                  ---------------------------------------------------
                                                     2000         1999         2000         1999
                                                  ---------------------------------------------------
  Denominator for basic earnings per share
     (weighted average shares outstanding)              368.2        365.0        367.4        364.3
  Assumed exercise of diluted stock options               2.3          0.5          1.4          0.6
                                                  ---------------------------------------------------
  Denominator for diluted earnings per share            370.5        365.5        368.8        364.9
-----------------------------------------------------------------------------------------------------

Extraordinary Item. On March 29, 1999, wholly-owned subsidiaries of Duke Energy sold Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company and additional storage related to those systems, which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company to CMS Energy Corporation
(CMS). The sales price of $2.2 billion involved cash proceeds of $1.9 billion and CMS' assumption of existing PEPL debt of approximately $300 million. The sale resulted in an extraordinary gain of $660 million, net of income tax of $404 million, and an increase in basic earnings per share of $1.82.

New Accounting Standards. In June 1998, Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. Duke Energy is required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

Duke Energy manages its exposure to risk from existing contractual commitments and provides risk management services to its customers through forward contracts, futures, over-the-counter swap agreements and options (collectively, "commodity derivatives"). Energy commodity forward contracts involve physical delivery of an energy commodity. Energy commodity futures involve the buying or selling of natural gas, electricity or other energy-related commodities at a fixed price. Over-the-counter swap agreements require Duke Energy to receive or make payments based on the difference between a specified price and the actual price of the underlying commodity. Energy commodity options held to mitigate price risk provide the right, but not the requirement, to buy or sell energy-related commodities at a fixed price. Duke Energy uses primarily electric, natural gas and crude oil commodity derivatives.

Duke Energy has conducted a review of its contracts to identify derivative instruments and document hedging activities, including the methods for assessing hedge effectiveness. In conducting this review, it was determined that Duke Energy's derivative instruments were generally highly effective in offsetting or reducing the risks of the underlying hedged items. In accordance with the transition provisions of SFAS No.133, management estimates a net-of-tax cumulative-effect adjustment of $20 million as a reduction in earnings and a net-of-tax cumulative-effect adjustment reducing OCI and Stockholders' Equity by $194 million if SFAS No. 133 was implemented at September 30, 2000. Due to the volatility of the commodities markets, management cannot determine the actual transition valuation effect on the future consolidated results of operations or financial position once SFAS No. 133 is implemented on January 1, 2001. The table below depicts a sensitivity analysis of increases in commodity prices relating to Duke Energy's contractual commitments extending out three years.

---------------------------------------------------------------------------------------
                                                                    Transition
Commodity                     Commodity Price Change              Adjustment OCI
                                                                Increase (Decrease)
                                                                   (In millions)
---------------------------------------------------------------------------------------
Natural Gas                    $0.10 increase per MMBtu (a)             ($23.3)
Electricity                    $1.00 increase per MW (b)                 $22.8
Crude Oil                      $1.00 increase per Barrel                 $21.3
------------------------------------------------------------ --------------------------
(a)  Million British thermal units.
(b)  Megawatts.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101) which provides the SEC staff's views on revenue recognition policies. Duke Energy has adopted early the provisions of SAB 101 as of April 1, 2000. The impact of adopting SAB 101 was not material to Duke Energy's consolidated results of operations or financial position.

Reclassifications. Certain prior period amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

3.  Business Acquisitions and Dispositions

For acquisitions accounted for using the purchase method, assets and liabilities have been consolidated as of the purchase date and earnings from the acquisitions have been included in consolidated earnings of Duke Energy subsequent to the purchase date. Assets acquired and liabilities assumed are recorded at their estimated fair values, and the excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities acquired is recorded as goodwill. Purchase price allocations are subject to adjustment when information concerning asset and liability valuations are finalized and the evaluation of certain pre-acquisition contingent liabilities is completed.

Market Hub Partners (MHP). In September 2000, Duke Energy, through a wholly-owned subsidiary, completed the approximately $400 million acquisition of MHP from subsidiaries of NiSource Inc. for approximately $250 million in cash and the assumption of $150 million in debt with interest rates of 8 1/4% ($115 million) and 10 3/4% ($35 million). MHP provides natural gas storage services in Louisiana and Texas with a current capacity of 23 billion cubic feet with significant expansion capabilities. Assets and liabilities acquired have been recorded at preliminary estimated fair values. No material amount of goodwill was recorded in the transaction.

Phillips Petroleum's Gas Gathering, Processing and Marketing Unit (Phillips). In March 2000, Duke Energy, through a wholly-owned subsidiary, completed the approximately $1.7 billion transaction that combined Field Services' gas gathering, processing and marketing business with Phillips to form a new midstream company, named DEFS. In connection with the combination, DEFS issued approximately $2.75 billion of commercial paper in April 2000. The proceeds were used to make one-time cash distributions of approximately $1.53 billion to Duke Energy and $1.22 billion to Phillips Petroleum. Duke Energy owns approximately 70% of DEFS and Phillips Petroleum owns approximately 30%.

Assets and liabilities acquired have been recorded at preliminary estimated fair values. Goodwill of approximately $175 million was recorded in connection with the transaction and is being amortized on a straight-line basis over 20 years.

During the third quarter, DEFS filed a shelf registration statement with the SEC to offer up to $2.0 billion of long-term debt securities and then issued approximately $1.7 billion of long-term debt securities under this shelf registration. The proceeds from these securities were used to reduce the balance of the above-mentioned commercial paper. As a result, the $2.8 billion commercial paper program was reduced to $1.0 billion.

The parent company of DEFS, Duke Energy Field Services Corporation (DEFS Corporation), may offer a portion of its common stock to the public in 2001, in an initial public offering. The proceeds of this offering will be used to reduce its outstanding commercial paper. Such an offering is subject to favorable market conditions. After an offering, the ownership share of Duke Energy and Phillips Petroleum in DEFS Corporation would be reduced accordingly.

East Tennessee Natural Gas Company. In March 2000, Duke Energy, through a wholly-owned subsidiary, completed the approximately $390 million acquisition of East Tennessee Natural Gas Company from El Paso Energy. East Tennessee Natural Gas Company owns a 1,100-mile interstate natural gas pipeline system that crosses Duke Energy's Texas Eastern Transmission Corporation's pipeline and serves the Southeastern region of the U.S. Assets and liabilities acquired have been recorded at preliminary estimated fair values. No goodwill was recorded in the transaction.

Dominion Resources' Hydroelectric, Natural Gas and Diesel Power Generation Businesses. In August 1999, Duke Energy, through its wholly-owned subsidiary DEI, reached a definitive agreement to acquire Dominion Resources Inc.'s 1,200-megawatt portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru (collectively, the "Dominion acquisitions") for approximately $405 million. The purchases of the businesses in Belize and Peru were completed in 1999. In March and April 2000, DEI completed the purchases of the businesses in Argentina and Bolivia, respectively. Assets and liabilities of the Dominion acquisitions have been recorded at preliminary estimated fair values. Total goodwill related to these purchases was $111 million and is being amortized on a straight-line basis over 40 years.

Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema). In August 1999, Duke Energy, through its wholly-owned subsidiary DEI, entered a series of transactions to complete the approximately $760 million purchase of a controlling voting interest and an approximate 44% economic interest in Paranapanema, an electric generating company in Brazil. In January 2000, Duke Energy completed a tender offer to the minority shareholders of Paranapanema and successfully acquired an additional 51% economic interest in the company for approximately $280 million. This increased Duke Energy's economic ownership from approximately 44% to approximately 95%. The purchase accounting for the acquisition of this additional interest included a reduction of the carrying value of the related assets by approximately $626 million to reflect the difference in the purchase price from the book value of minority interest acquired.

Catawba River Associates, LLC (Catawba). In September 2000, Duke Energy formed Catawba for the purpose of raising funds for certain of Duke Energy's projects and other assets and sold a non-controlling, preferred interest in Catawba to a third party for approximately $650 million. Catawba is a limited liability company with separate existence and identity from its members, and the assets of Catawba are separate and legally distinct from Duke Energy. The preferred interest receives a preferred return equal to an adjusted floating reference rate (approximately 7.6% at September 30, 2000). The financial position, results of operations and cash flows of Catawba are consolidated with Duke Energy. The preferred interest and the expense attributable to this interest are included in Minority Interests and Minority Interest Expense, respectively, on the Consolidated Financial Statements. The third party investor in Catawba has committed to invest an additional $375 million under similar terms subject to the contribution of additional assets and satisfaction of certain conditions.

BellSouth Carolina PCS. In September 2000, Duke Energy, through its wholly-owned subsidiary DukeNet, sold its 20% interest in BellSouth Carolina PCS for approximately $400 million to BellSouth Corporation. The resulting pre-tax gain was $407 million, or an after-tax gain of $0.67 per basic share, and is recorded in Operating Revenues.

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

--------------------------------------------------------------------------------------------------------------------
     Business Segment Data (In millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                        Depreciation   Capital and
                                   Unaffiliated Intersegment    Total                       and        Investment
                                    Revenues     Revenues     Revenues        EBIT      Amortization  Expenditures
                                   ---------------------------------------------------------------------------------
Three Months Ended
September 30, 2000
Franchised Electric                  $  1,435      $     -     $  1,435      $   589          $141       $   166
Natural Gas Transmission                  247           32          279          125            33           447
Field Services                          2,087          440        2,527           81            67            53
NAWE                                    11,143          43       11,186          231            20           558
International Energy                      270            -          270           81            25            99
Other Energy Services                      41           35           76          (69)            3             6
Duke Ventures                             464            -          464          444             4           253
Other Operations (a)                        4            4            8           29             7           206
Eliminations and
     Minority Interests                     -         (554)        (554)          45             -             -
                                   ---------------------------------------------------------------------------------
   Total Consolidated                $ 15,691      $     -     $ 15,691      $ 1,556          $300       $ 1,788
--------------------------------------------------------------------------------------------------------------------

Three Months Ended
September 30, 1999
Franchised Electric                  $  1,503      $     -     $  1,503      $   617          $134       $   194
Natural Gas Transmission                  237           26          263          128            29            80
Field Services                            989          219        1,208           49            34            58
NAWE                                    3,684           34        3,718           84            16           252
International Energy                       98           14          112           20            20           898
Other Energy Services                     125           26          151          (47)            4            77
Duke Ventures                              65            -           65           28             3            84
Other Operations (a)                      (25)           9          (16)          11             6             -
Eliminations and
     Minority Interests                     -         (328)        (328)          18             -             -
                                   ---------------------------------------------------------------------------------
   Total Consolidated                $  6,676      $     -     $  6,676      $   908          $246       $ 1,643
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
     Business Segment Data (In millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                        Depreciation   Capital and
                                   Unaffiliated Intersegment    Total                       and        Investment
                                    Revenues     Revenues     Revenues        EBIT      Amortization  Expenditures
                                  ----------------------------------------------------------------------------------
Nine Months Ended
September 30, 2000
Franchised Electric                  $  3,708    $       -     $  3,708       $1,395          $423       $   457
Natural Gas Transmission                  748           98          846          398            94           914
Field Services                          5,231          917        6,148          218           176           268
NAWE                                    22,586         235       22,821          415            55         1,384
International Energy                      725            2          727          267            74           929
Other Energy Services                     386          103          489          (53)            9            22
Duke Ventures                             531            -          531          474            12           417
Other Operations (a)                       (8)          30           22           10            21           306
Eliminations and
     Minority Interests                     -       (1,385)      (1,385)         128             -             -
                                  ----------------------------------------------------------------------------------
   Total Consolidated                $ 33,907    $       -     $ 33,907       $3,252          $864       $ 4,697
--------------------------------------------------------------------------------------------------------------------

Nine Months Ended
September 30, 1999
Franchised Electric                  $  3,659    $       -     $  3,659       $1,343          $407       $   497
Natural Gas Transmission                  852           73          925          482            98           187
Field Services                          1,837          497        2,334           97            90         1,595
NAWE                                    8,523           76        8,599          156            41           605
International Energy                      177           35          212           24            32         1,214
Other Energy Services                     394           70          464          (58)           11            87
Duke Ventures                             128            -          128           65             9           246
Other Operations (a)                      (25)          27            2           (5)           16             2
Eliminations and
     Minority Interests                     -         (778)        (778)          55             -             -
                                  ----------------------------------------------------------------------------------
   Total Consolidated                $ 15,545    $       -     $ 15,545       $2,159          $704       $ 4,433
--------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
Segment Assets (In millions)
-------------------------------------------------------------------------------------
                                                  September 30,     December 31,
                                                      2000              1999
                                                 -----------------------------------
Franchised Electric                                   $12,908           $13,133
Natural Gas Transmission                                4,333             3,897
Field Services                                          6,202             3,565
NAWE                                                   18,915             6,268
International Energy                                    4,217             4,459
Other Energy Services                                     689               612
Duke Ventures                                           1,779             1,031
Other Operations (a)                                    2,654             1,250
Eliminations                                           (1,876)             (806)
                                                 -----------------------------------
   Total Consolidated                                 $49,821           $33,409
-------------------------------------------------------------------------------------
(a) Includes certain unallocated corporate items.

5.  Risk Management and Financial Instruments

Interest Rate Derivatives. To take advantage of current interest rates, Duke Energy entered into several fixed-to-floating interest rate swap agreements during June 2000. The swaps have a total notional amount of $328 million and will expire in August 2022. In July 2000, Duke Energy entered into a fixed-to-floating interest rate swap agreement for a total notional amount of $77 million that will expire in April 2014.

6.  Debt and Credit Facilities

In September 2000, Duke Energy issued $250 million of 7 1/8% remarketable or redeemable Senior Notes. At the option of the remarketing dealer, the notes will either be redeemed in 2002 or remarketed and extended for an additional ten years. In August 2000, DEFS issued $1.7 billion of notes comprised of $600 million of 7 1/2% notes due 2005, $800 million of 7 7/8% notes due 2010 and $300 million of 8 1/8% notes due 2030. The proceeds were used to repay a portion of the $2.75 billion of commercial paper issued in connection with the Phillips acquisition (see Note 3 to the Consolidated Financial Statements). In March 2000, Duke Energy issued $300 million of Series D 7 3/8% Senior Notes due 2010.

7.  Commitments and Contingencies

Environmental Matters. Air Quality Control. In October 1998, the Environmental Protection Agency (EPA) issued a final ruling on regional ozone control that requires revised State Implementation Plans (SIPs) for 22 eastern states and the District of Columbia. This EPA ruling was challenged in court by various states, industry and other interests, including the states of North Carolina and South Carolina and Duke Energy. In March 2000, the court upheld most aspects of the EPA's rule. Most of the states subject to the rule submitted their SIP revisions in October 2000. The District of Columbia Circuit Court has extended the deadline for implementation of emission controls required by the SIP revisions to May 1, 2004. Late in 1999, the EPA finalized another ozone-related rule having virtually identical goals to its October 1998 action. The 1999 rule has likewise been challenged in court by the same or similar parties.

The North Carolina Environmental Management Commission (EMC) also considered several competing proposals to reduce utility emissions of nitrogen oxide. During October 2000, the EMC adopted a temporary rule to comply with the EPA's SIP Call. This temporary rule will be submitted to the EPA for approval during the fourth quarter 2000. This rule caps nitrogen oxides emissions from coal-fired power plants at 39,377 tons state-wide in 2004, declining to 28,100 tons by 2006. Duke Energy's portion of these caps is approximately 24,000 tons and 17,000 tons, respectively. Additionally, the EMC adopted a permanent rule, which caps nitrogen oxide emissions from coal-fired power plants to 39,377 tons state-wide regardless of the ultimate resolution of the SIP Call legal challenge. Duke Energy's portion of the state-wide emissions cap is approximately 24,000 tons. Duke Energy has committed to cap its emissions of nitrogen oxide from coal-fired power plants to the level imposed by the EMC's permanent rule beginning in 2004.

Depending on the resolution of these and related matters, management anticipates that costs to Duke Energy may range from $350 million to $600 million in capital costs for additional emission controls over an estimated time period beginning in 2000 and continuing through 2007.

In October 1999, the EPA sent Duke Energy a request seeking information on Duke Power's repair and maintenance of its coal-fired power plants since 1978. This is part of the EPA's New Source Reviews (NSR) enforcement initiative, in which the EPA claims that utilities and others have committed widespread violations of the Clean Air Act permitting requirements for the past quarter century. The EPA has filed suit against several utilities and issued administrative orders alleging numerous NSR permitting violations. In May 2000, Duke Energy received a notice of violation from the EPA alleging various violations of the NSR pre-construction permitting requirements of the Clean Air Act. The EPA's allegations run counter to previous EPA guidance regarding the applicability of the NSR permitting requirements. Duke Energy, along with several other utilities, has routinely undertaken the type of repair, replacement, and maintenance projects that the EPA now claims are illegal. Duke Energy believes that all of its electric generation units are properly permitted and have been properly maintained. Duke Energy has met with the EPA to explain that it has not violated the Clean Air Act. Duke Energy intends to defend itself vigorously against these alleged violations; however, because these matters are in a preliminary stage, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Introduction

Duke Energy Corporation (collectively with its subsidiaries, "Duke Energy") is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments:

o   Franchised Electric
o   Natural Gas Transmission
o   Field Services
o   North American Wholesale Energy (NAWE)
o   International Energy
o   Other Energy Services
o   Duke Ventures

See Note 1 to the Consolidated Financial Statements for further descriptions.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the quarter ended September 30, 2000, earnings available for common stockholders were $766 million, or $2.08 per basic share. For the comparable 1999 period, earnings available for common stockholders were $436 million, or $1.20 per basic share. The increase was primarily due to a pre-tax gain of $407 million, or an after-tax gain of $0.67 per basic share, on the sale of Duke Energy's 20% interest in BellSouth Carolina PCS. Also contributing to the increase was higher segment earnings due to business expansion, as described by segment below, partially offset by increased interest expense.

For the nine months ended September 30, 2000, earnings available for common stockholders were $1,478 million, or $4.02 per basic share, including the above-mentioned after-tax gain of $0.67 per basic share. For the comparable 1999 period, earnings available for common stockholders were $1,681 million, or $4.62 per basic share, including an after-tax extraordinary gain of $660 million, or $1.82 per basic share. The decrease in earnings available for common stockholders was primarily due to the 1999 extraordinary gain resulting from the sale of the Midwest Pipelines. The absence of this gain and higher interest and minority interest expense in the current year were partially offset by increased segment earnings primarily due to business expansion, as described below by segment.

Operating income and earnings before interest and taxes (EBIT) for the quarter ended September 30, 2000 were $1,501 million and $1,556 million, respectively, compared to $866 million and $908 million, respectively, for the same period in 1999. For the nine months ended September 30, 2000, operating income increased $1,065 million to $3,107 million from the same period in 1999. EBIT for the nine months ended September 30, 2000 was $3,252 million compared to $2,159 million for 1999. Management evaluates each business segment based on an internal measure of EBIT, after deducting minority interests. Operating income and EBIT are affected by the same fluctuations for Duke Energy and each of its business segments. The only notable difference between operating income and EBIT is the inclusion in EBIT of certain non-operating activities. See Note 4 to the Consolidated Financial Statements for additional information on business segments.

EBIT is summarized in the following table and is discussed by business segment thereafter.

----------------------------------------------------------------------------------------------------
EBIT by Business Segment (In millions)
----------------------------------------------------------------------------------------------------
                                         Three Months Ended                Nine Months Ended
                                            September 30,                    September 30,
                                   -----------------------------------------------------------------
                                        2000             1999            2000             1999
                                   -----------------------------------------------------------------
Franchised Electric                   $  589             $617          $1,395           $1,343
Natural Gas Transmission                 125              128             398              482
Field Services                            81               49             218               97
NAWE                                     231               84             415              156
International Energy                      81               20             267               24
Other Energy Services                    (69)             (47)            (53)             (58)
Duke Ventures                            444               28             474               65
Other Operations                          29               11              10               (5)
EBIT attributable to
     Minority Interests                   45               18             128               55
                                   -----------------------------------------------------------------
Consolidated EBIT                     $1,556             $908          $3,252           $2,159
----------------------------------------------------------------------------------------------------

Other Operations primarily include certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

Franchised Electric

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 ------------------------------------------------------------
(In millions, except where noted)                    2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Operating Revenues                                  $1,435         $1,503          $3,708          $3,659
Operating Expenses                                     865            908           2,371           2,379
                                                 ------------------------------------------------------------
Operating Income                                       570            595           1,337           1,280
Other Income, Net of Expenses                           19             22              58              63
                                                 ------------------------------------------------------------
EBIT                                                $  589        $   617          $1,395          $1,343
                                                 ============================================================

Sales - GWh (a)                                     22,639         23,141          63,854          62,462
-------------------------------------------------------------------------------------------------------------
(a) Gigawatt-hours.

Franchised Electric's EBIT decreased $28 million for the quarter ended September 30, 2000 compared to the same period in 1999. The decrease was primarily due to milder summer weather decreasing total gigawatt-hour sales to customers by 2.2% and increased purchased capacity expenses. Sales to residential and industrial customers decreased 3.5% and 1.0%, respectively, while sales to general service customers increased 1.0%. The average number of customers in Franchised Electric's service territory increased 2.5% for this year's third quarter.

For the nine months ended September 30, 2000, Franchised Electric's EBIT increased $52 million compared to the same period in 1999. The increase for the nine months was primarily due to overall favorable weather and growth in customers, partially offset by increased storm repair costs. Total gigawatt-hour sales to customers increased by 2.2% for this year's nine months. Sales to general service and residential customers increased 4.7% and 2.1%, respectively, while total industrial sales increased 0.1%. The average number of customers in Franchised Electric's service territory increased 2.5%.

Natural Gas Transmission

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 ------------------------------------------------------------
(In millions, except where noted)                    2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Operating Revenues                                    $279           $263            $846            $925
Operating Expenses                                     151            139             459             457
                                                 ------------------------------------------------------------
Operating Income                                       128            124             387             468
Other Income, Net of Expenses                           (3)             4              11              14
                                                 ------------------------------------------------------------
EBIT                                                  $125           $128            $398            $482
                                                 ============================================================

Throughput - TBtu (a)                                  346            338           1,223           1,489
-------------------------------------------------------------------------------------------------------------
(a) Trillion British thermal units.


For the quarter and nine months ended September 30, 2000, EBIT for Natural Gas Transmission decreased $3 million and $84 million, respectively, compared to the same periods in 1999. Benefits in 1999, related to the completion of certain PCB (polychlorinated biphenyl) and soil clean-up programs below estimates, contributed $10 million and $38 million to the decrease in EBIT for the quarter and nine-month periods, respectively. The decrease for the current nine-month period also resulted from the absence of $70 million in 1999 EBIT related to the Midwest Pipelines, which were sold to CMS Energy Corporation in March 1999. The decreases in EBIT for both periods were partially offset by increased earnings from market-expansion projects and joint ventures such as the Maritimes & Northeast Pipeline, which was placed into service in December 1999, and earnings from East Tennessee Natural Gas Company, which was acquired in March 2000 (see
Note 3 to the Consolidated Financial Statements).

Field Services

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 ------------------------------------------------------------
(In millions, except where noted)                    2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Operating Revenues                                  $2,527         $1,208          $6,148          $2,334
Operating Expenses                                   2,409          1,158           5,846           2,237
                                                 ------------------------------------------------------------
Operating Income                                       118             50             302              97
Other Income, Net of Expenses                            9             (1)              5               -
Minority Interest Expense                               46              -              89               -
                                                 ------------------------------------------------------------
EBIT                                              $     81        $    49         $   218        $     97
                                                 ============================================================

Natural Gas Gathered and
   Processed/Transported, TBtu/d (a)                    8.2            5.8             7.4            4.9
Natural Gas Liquids (NGL)
   Production, MBbl/d (b)                             417.0          224.7           349.9          182.5
Natural Gas Marketed, TBtu/d                            0.5            0.5             0.5            0.5
Average Natural Gas Price per MMBtu (c)               $4.27          $2.59           $3.42          $2.16
Average NGL Price per Gallon (d)                      $0.55          $0.40           $0.51          $0.31
-------------------------------------------------------------------------------------------------------------

(a) Trillion British thermal units per day.
(b) Thousand barrels per day.
(c) Million British thermal units.
(d) Does not reflect results of commodity hedges.

EBIT for Field Services increased $32 million and $121 million for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The increases in EBIT and volume of activity for both periods were primarily due to growth and acquisitions, including: the combination of Field Services' gas gathering, processing and marketing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit (Phillips) in March 2000 (see Note 3 to the Consolidated Financial Statements); the acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR) in April 1999; and, other recent acquisitions and plant expansions. Improved average NGL prices, which increased 38% for the quarter and 65% for the nine months, when compared to the prior year, also contributed significantly to the increase in EBIT.

NAWE

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 ------------------------------------------------------------
(In millions, except where noted)                    2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Operating Revenues                                 $11,186          $3,718        $22,821          $8,599
Operating Expenses                                  10,959           3,630         22,377           8,424
                                                 ------------------------------------------------------------
Operating Income                                       227              88            444             175
Other Income, Net of Expenses                           (4)              3             (8)             21
Minority Interest (Benefit) Expense                     (8)              7             21              40
                                                 ------------------------------------------------------------
EBIT                                             $     231        $     84      $     415         $   156
                                                 ============================================================

Natural Gas Marketed, TBtu/d                          .12.0            10.4           11.7            10.4
Electricity Marketed, GWh                           89,967          34,131        198,518          78,147
Proportional Megawatt Capacity Owned (a)                                            7,925           5,909
-------------------------------------------------------------------------------------------------------------
(a) Includes under construction or under contract at period end.


In the second quarter of 2000, Duke Energy's Trading and Marketing segment was combined with NAWE. See Note 1 to the Consolidated Financial Statements for additional information. For the quarter ended September 30, 2000, EBIT for NAWE increased $147 million compared with the same period in 1999. The increase was attributable to increased earnings from generation assets and favorable trading margins due to price volatility in natural gas and power. In addition, NAWE increased its volumes of natural gas and power marketed by 15% and 164%, respectively. Partially offsetting the increase in EBIT were increased operating and development costs and a net decrease of $26 million in income when compared to 1999 from the sale of interests in generating facilities as a result of NAWE executing its domestic portfolio management strategy.

NAWE's EBIT increased $259 million for the nine months ended September 30, 2000 compared to the same period in 1999. The increase was the result of increased earnings from asset positions, increased trading margins due to price volatility in gas and power and a net $49 million increase in income over the prior year from the sale of interests in generating facilities. In addition, the volumes of natural gas and power marketed increased 13% and 154%, respectively. These increases were partially offset by increased operating and development costs associated with business expansion.

International Energy

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 ------------------------------------------------------------
(In millions, except where noted)                    2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Operating Revenues                                    $270            $112           $727            $212
Operating Expenses                                     189              87            477             186
                                                 ------------------------------------------------------------
Operating Income                                        81              25            250              26
Other Income, Net of Expenses                            7               6             35              13
Minority Interest Expense                                7              11             18              15
                                                 ------------------------------------------------------------
EBIT                                                 $  81           $  20           $267           $  24
                                                 ============================================================

Proportional Megawatt Capacity Owned (a)                                            4,394           2,019
Proportional Maximum Pipeline
   Capacity (a), MMcf/d (b)                                                           321             321
-------------------------------------------------------------------------------------------------------------
(a) Includes under construction or under contract at period end.
(b) Million cubic feet per day.

International Energy's EBIT increased $61 million for the quarter and $243 million for the nine months ended September 30, 2000 compared to the same periods in 1999. The increase for both periods was primarily attributable to increased earnings in Latin America, mainly resulting from new projects (see
Note 3 to the Consolidated Financial Statements for a discussion of recent acquisitions). The increase for the nine-month period also included $54 million from the February 2000 sale of certain assets relating to the transportation of NGLs.

Other Energy Services

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 ------------------------------------------------------------
(In millions)                                        2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Operating Revenues                                    $ 76            $151           $489            $464
Operating Expenses                                     145             198            542             522
                                                 ------------------------------------------------------------
EBIT                                                  $(69)          $ (47)          $(53)          $ (58)
-------------------------------------------------------------------------------------------------------------

For the quarter ended September 30, 2000, EBIT for Other Energy Services decreased $22 million, compared to the same period in 1999. The results for the quarter include a loss on a project recorded by Duke/Fluor Daniel (D/FD) of approximately $42 million. Duke Engineering & Services, Inc. (DE&S) also recorded an approximately $27 million charge during the quarter to reflect a more conservative revenue recognition approach on its projects. This DE&S charge was offset by a $38 million charge in 1999, comprised primarily of expenses for severance and office closings associated with repositioning the company for growth. The current year charges were also partially offset by increased earnings at DukeSolutions, Inc. (DukeSolutions) from new business activity and decreased operating expenses.

For the nine months ended September 30, 2000, EBIT for Other Energy Services increased $5 million. This increase is the result of the effect of the third quarter activity listed above, more than offset by earnings from new business activity and decreased operating expenses at DukeSolutions, and earnings related to new projects at D/FD.

Duke Ventures

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 ------------------------------------------------------------
(In millions)                                        2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Operating Revenues                                    $464             $65           $531            $128
Operating Expenses                                      20              37             57              63
                                                 ------------------------------------------------------------
EBIT                                                  $444             $28           $474           $  65
-------------------------------------------------------------------------------------------------------------


EBIT for Duke Ventures increased $416 million and $409 million for the quarter and nine months ended September 30, 2000, respectively, compared with the same periods in 1999. This increase is primarily attributable to the sale by DukeNet Communications of its 20% interest in BellSouth Carolina PCS to BellSouth Corporation for a pre-tax gain of $407 million. Increased gains on commercial project sales by Crescent Resources, Inc. also contributed to the increased earnings for the quarter but had no impact on the nine-month period.

Other Impacts on Earnings Available for Common Stockholders

Interest expense increased $104 million for the quarter and $265 million for the nine months ended September 30, 2000 compared to the same periods in 1999, due to higher average debt balances outstanding, resulting from acquisitions and expansion.

Minority interest expense did not change for the quarter but increased $52 million for the nine months ended September 30, 2000, compared to the same periods in 1999. Included in minority interests is expense related to regular distributions on issuances of Duke Energy's trust preferred securities. This expense increased $3 million for the quarter and $21 million for the nine-month period due to additional issuances of Duke Energy's trust preferred securities during 1999.

Minority interest expense related to joint ventures decreased $3 million for the quarter but increased $31 million for the nine-month period. The increase for the current nine-month period includes minority interest expense related to Field Services' joint venture with Phillips Petroleum (see Note 3 to the Consolidated Financial Statements). Also contributing to the change for the nine-month period was decreased minority interest expense at NAWE related to its joint venture with Exxon Mobil Corporation and increased minority interest expense at International Energy related to its 1999 and 2000 acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operations was $1,887 million for the nine months ended September 30, 2000 compared to $1,789 million for the same period in 1999. The increase in cash was primarily due to increased accounts payable due to increased trading and marketing volumes, offset by increased tax payments made in 2000 as a result of the earlier sale of the Midwest Pipelines.

In 1999, Duke Energy established an accrual for estimated injury and damages claims. During the first quarter of 2000, Duke Energy paid approximately $253 million related to the insurance premium.

Management believes that the long-term cash requirements of the projected liability will not have a material effect on Duke Energy's liquidity or cash flows.

Investing Cash Flows

Net cash used in investing activities was $3,987 million for the nine months ended September 30, 2000 compared to $2,295 million for the same period in 1999. The primary use of cash in investing activities for capital and investment expenditures reflect development and expansion expenditures, refurbishment and upgrades to existing assets and the acquisition of various businesses and assets. Significant acquisitions in 2000 include approximately $390 million for the acquisition of East Tennessee Natural Gas Company, approximately $280 million for the acquisition of additional minority interests in Companhia de Geracao de Energia Eletrica Paranapanema and approximately $250 million for the acquisition of Market Hub Partners. See Note 3 to the Consolidated Financial Statements for further information on significant acquisitions. In 1999, the primary acquisition was the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from UPR, as well as UPR's NGL marketing activities.

Offsetting the capital and investing expenditures were the cash proceeds from the current period sale of Duke Energy's 20% interest in BellSouth Carolina PCS to BellSouth Corporation for $400 million (see Note 3 to the Consolidated Financial Statements) and the 1999 sale of the Midwest Pipelines business for $1.9 billion.

Financing Cash Flows

Duke Energy's consolidated capital structure at September 30, 2000, including short-term debt, was 48% debt, 46% common equity and minority interests, 5% trust preferred securities and 1% preferred stock. Fixed charges coverage, calculated using the Securities and Exchange Commission (SEC) method, was 4.3 times and 4.6 times for the nine months ended September 30, 2000 and 1999, respectively.

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

In March 2000, Duke Energy issued $300 million of Series D 7 3/8% Senior Notes due 2010. In April 2000, Duke Energy Field Services, LLC (DEFS) issued approximately $2.75 billion of commercial paper associated with the Phillips acquisition. In August 2000, DEFS issued $1.7 billion of notes comprised of $600 million of 7 1/2% notes due 2005, $800 million of 7 7/8% notes due 2010 and $300 million of 8 1/8% notes due 2030, reducing the DEFS commercial paper balance (see Note 3 to the Consolidated Financial Statements). In September 2000, Duke Energy issued $250 million of 7 1/8% remarketable or redeemable Senior Notes. At the option of the remarketing dealer, the notes will either be redeemed in 2002 or remarketed and extended for an additional ten years.

In September 2000, Duke Energy formed Catawba River Associates, LLC (Catawba) and sold a non-controlling, preferred interest in Catawba to a third party for approximately $650 million. The preferred interest receives a preferred return equal to an adjusted floating reference rate (approximately 7.6% at September 30, 2000). The third party investor in Catawba has committed to invest an additional $375 million under similar terms subject to the contribution of additional assets and satisfaction of certain conditions. See Note 3 to the Consolidated Financial Statements for further discussion.

Under its commercial paper facilities and extendable commercial note programs
(ECNs), Duke Energy had the ability to borrow up to $5.7 billion and $3.3 billion at September 30, 2000 and December 31, 1999, respectively.

A summary of the available commercial paper and ECNs as of September 30, 2000 is as follows:

------------------------------------------------------------------------------------------------------------
                                            Duke Capital                      Duke Energy
(In billions)             Duke Energy       Corporation         DEFS         International        Total
------------------------------------------------------------------------------------------------------------
Commercial Paper            $1.25             $1.55            $1.00 (a)         $0.41 (b)        $4.21
ECNs                         0.50              1.00                -               -               1.50
                        ------------------------------------------------------------------------------------
Total                       $1.75             $2.55            $1.00             $0.41            $5.71
------------------------------------------------------------------------------------------------------------

(a) Original availability of $2.8 billion was reduced upon DEFS' issuance of $1.7 billion in notes.
(b) Includes ability to issue medium term notes.

The amount of Duke Energy's bank credit and construction facilities available at September 30, 2000 and December 31, 1999, was approximately $5.1 billion and $3.7 billion, respectively. Certain of the credit facilities support the issuance of commercial paper; therefore, the issuance of commercial paper reduces the amount available under these credit facilities. At September 30, 2000, approximately $2.9 billion was outstanding under the commercial paper facilities and ECNs, and approximately $337 million of borrowings were outstanding under the bank credit and construction facilities.

The parent company of DEFS, Duke Energy Field Services Corporation (DEFS Corporation), may offer a portion of its common stock to the public in 2001, in an initial public offering. The proceeds of this offering will be used to reduce its outstanding commercial paper. Such an offering is subject to favorable market conditions. After an offering, the ownership share of Duke Energy and Phillips Petroleum in DEFS Corporation would be reduced accordingly. See Note 3 to the Consolidated Financial Statements for further discussion.

As of September 30, 2000, Duke Energy and its subsidiaries had the ability to issue up to $3.5 billion aggregate principal amount of debt and other securities under shelf registrations filed with the SEC. Such securities may be issued as First and Refunding Mortgage Bonds, Senior Notes, Subordinated Notes or Preferred Securities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policies

Duke Energy is exposed to market risks associated with interest rates, commodity prices, equity prices and foreign exchange rates. The established comprehensive risk management policies are currently monitored and maintained by the Chief Risk Officer (CRO) to monitor and manage these market risks. Duke Energy's Policy Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Policy Committee is comprised of senior executives that receive periodic updates from the CRO on market risk positions, corporate exposures and overall results of Duke Energy's risk management activities. The CRO has responsibility for oversight of interest rate risk, foreign currency risk, credit risk and energy risk management, including monitoring of energy financial exposure limits. A description of the changes in Duke Energy's market risk since December 31, 1999 follows.

Interest Rate Risk

From time to time Duke Energy may enter into financial derivative instruments including, but not limited to, swaps, options and treasury rate agreements to manage and mitigate interest rate risk exposure. See Note 5 to the Consolidated Financial Statements for additional information.

Duke Energy entered into several fixed-to-floating interest rate swap agreements for a total notional amount of $328 million in June 2000 and entered into a fixed-to-floating interest rate swap agreement for a total notional amount of $77 million in July 2000. These swaps exchange fixed rate interest payment obligations to variable rate obligations to take advantage of current interest rates.

Commodity Price Risk

In March 2000, Duke Energy's exposure to market fluctuations in the prices of NGLs increased as a result of Duke Energy combining its gas gathering, processing and marketing business with Phillips to form a new midstream company. See Note 3 to the Consolidated Financial Statements for additional information on the combination. Duke Energy closely monitors the risks associated with NGL price changes on its future operations, and where appropriate, uses crude oil commodity instruments to hedge NGL prices. Based on a sensitivity analysis as of September 30, 2000, it was estimated that if NGL prices average one cent per gallon less in the next twelve months, earnings before income taxes would decrease by approximately $5 million, after considering the effect of Duke Energy's commodity hedge positions.

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

The estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity derivatives held for trading purposes was approximately $11 million and $10 million at September 30, 2000 and December 31, 1999, respectively. The average estimated potential one-day favorable or unfavorable impact on earnings before income taxes related to commodity derivatives held for trading purposes was approximately $12 million and $8 million for the nine months ended September 30, 2000 and 1999, respectively.

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

At September 30, 2000, Duke Energy's primary foreign currency exchange rate exposures were the Brazilian Real, the Peruvian Nuevo Sol, the Australian dollar, the El Salvadorian Colon, the Argentine Peso, the European Euro, and the Canadian dollar. Based on a sensitivity analysis at September 30, 2000, a 10% devaluation in the currency exchange rates in Brazil would reduce Duke Energy's financial position by approximately $100 million and would not significantly affect Duke Energy's consolidated results of operations or cash flows over the next twelve months. Based on a sensitivity analysis at September 30, 2000, a 10% devaluation in other foreign currencies were insignificant to Duke Energy's consolidated results of operations, financial position or cash flows.

CURRENT ISSUES

Electric Competition. Wholesale Competition. On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued its Order No. 2000 regarding Regional Transmission Organizations (RTOs). In its order, the FERC stressed the voluntary nature of RTO participation by utilities and set minimum characteristics and functions that must be met by utilities that participate in an RTO. The order provides for an open, flexible structure for RTOs to meet the needs of the market and provides for the possibility of incentive ratemaking and other benefits for utilities that participate in an RTO.

On February 25, 2000, the FERC issued an Order on Rehearing -- Order No. 2000-A. In Order No. 2000-A, the FERC reaffirmed the core elements and basic framework of Order No. 2000 and issued clarifying guidance in several areas. Among the issues clarified was the requirement that the RTO must have exclusive and independent authority to propose rates, terms and conditions of transmission service provided over the facilities it operates.

On October 16, 2000, Duke Energy and two other investor-owned utilities, Carolina Power & Light and South Carolina Electric & Gas, filed with the FERC to establish GridSouth Transco, LLC, as an RTO. If approved, GridSouth will be a for-profit, independent transmission company, responsible for operating and planning the companies' combined transmission systems. It will be headquartered in the greater Charlotte, North Carolina, area. Management believes that the establishment of GridSouth will not have a material adverse effect on future consolidated results of operations or financial position.

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

Natural Gas Competition. Wholesale Competition. On February 9, 2000, the FERC issued Order 637 which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002 and requiring that interstate pipelines file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity;
(ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by Duke Energy during the third quarter. The stated FERC goal of these reporting requirements is to increase transparency of transactions on a real-time basis and to provide additional information on pipeline organizational structure. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A issued in February 2000, the FERC generally denied requests for rehearing and several parties, including Duke Energy, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. During the third quarter, Duke Energy's interstate pipelines made the required pro forma tariff sheet filings. These filings are currently subject to review and approval by the FERC.

Because the ultimate resolution of the foregoing proceeding is unknown, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

Environmental Matters. Air Quality Control. In October 1998, the Environmental Protection Agency (EPA) issued a final ruling on regional ozone control that requires revised State Implementation Plans

(SIPs) for 22 eastern states and the District of Columbia. This EPA ruling was challenged in court by various states, industry and other interests, including the states of North Carolina and South Carolina and Duke Energy. In March 2000, the court upheld most aspects of the EPA's rule. Most of the states subject to the rule submitted their SIP revisions in October 2000. The District of Columbia Circuit Court has extended the deadline for implementation of emission controls required by the SIP revisions to May 1, 2004. Late in 1999, the EPA finalized another ozone-related rule having virtually identical goals to its October 1998 action. The 1999 rule has likewise been challenged in court by the same or similar parties.

The North Carolina Environmental Management Commission (EMC) also considered several competing proposals to reduce utility emissions of nitrogen oxide. During October 2000, the EMC adopted a temporary rule to comply with the EPA's SIP Call. This temporary rule will be submitted to the EPA for approval during the fourth quarter 2000. This rule caps nitrogen oxides emissions from coal-fired power plants at 39,377 tons state-wide in 2004, declining to 28,100 tons by 2006. Duke Energy's portion of these caps is approximately 24,000 tons and 17,000 tons, respectively. Additionally, the EMC adopted a permanent rule, which caps nitrogen oxide emissions from coal-fired power plants to 39,377 tons state-wide regardless of the ultimate resolution of the SIP Call legal challenge. Duke Energy's portion of the state-wide emissions cap is approximately 24,000 tons. Duke Energy has committed to cap its emissions of nitrogen oxide from coal-fired power plants to the level imposed by the EMC's permanent rule beginning in 2004.

Depending on the resolution of these and related matters, management anticipates that costs to Duke Energy may range from $350 million to $600 million in capital costs for additional emission controls over an estimated time period beginning in 2000 and continuing through 2007.

In October 1999, the EPA sent Duke Energy a request seeking information on Duke Power's repair and maintenance of its coal-fired power plants since 1978. This is part of the EPA's New Source Reviews (NSR) enforcement initiative, in which the EPA claims that utilities and others have committed widespread violations of the Clean Air Act permitting requirements for the past quarter century. The EPA has filed suit against several utilities and issued administrative orders alleging numerous NSR permitting violations. In May 2000, Duke Energy received a notice of violation from the EPA alleging various violations of the NSR pre-construction permitting requirements of the Clean Air Act. The EPA's allegations run counter to previous EPA guidance regarding the applicability of the NSR permitting requirements. Duke Energy, along with several other utilities, has routinely undertaken the type of repair, replacement, and maintenance projects that the EPA now claims are illegal. Duke Energy believes that all of its electric generation units are properly permitted and have been properly maintained. Duke Energy has met with the EPA to explain that it has not violated the Clean Air Act. Duke Energy intends to defend itself vigorously against these alleged violations; however, because these matters are in a preliminary stage, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of Duke Energy during the third quarter of 2000.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

        (27)  Financial Data Schedule (included in electronic filing only)

(b)   Reports on Form 8-K

        Duke Energy filed no reports on Form 8-K during the third quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DUKE ENERGY CORPORATION

November 13, 2000                  /s/  Richard J. Osborne
                                  ---------------------------------------
                                  Richard J. Osborne
                                  Executive Vice President and
                                  Chief Financial Officer


November 13, 2000                  /s/  Sandra P. Meyer
                                  ---------------------------------------
                                  Sandra P. Meyer
                                  Vice President and Corporate Controller