Form 10-K
period 2000-12-31
DUKE ENERGY CORP
filed 2001-04-02
CIK 30371

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000 or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from  to

  Commission file number 1-4928

                            DUKE ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                                                          56-0205520
              North Carolina                   (I.R.S. Employer Identification
     (State or other jurisdiction of                         No.)
      incorporation or organization)


                                                          28202-1904
   526 South Church Street, Charlotte,                    (Zip Code)
              North Carolina
     (Address of principal executive
                 offices)

                                  704-594-6200
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
              Title of each class                       which registered
              -------------------                 -----------------------------
Common Stock, without par value                   New York Stock Exchange, Inc.
6.375% Preferred Stock A, 1993 Series, par value
 $25                                              New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 5 7/8% Due
 2001                                             New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 5 7/8%
 Series C Due 2003                                New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 1/4%
 Series B Due 2004                                New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 3/8% Due
 2008                                             New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 5/8%
 Series B Due 2003                                New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 3/4% Due
 2025                                             New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 6 7/8%
 Series B Due 2023                                New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7% Due 2033   New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7 1/2%
 Series B Due 2025                                New York Stock Exchange, Inc.
First and Refunding Mortgage Bonds, 7 7/8% Due
 2024                                             New York Stock Exchange, Inc.
7.20% Quarterly Income Preferred Securities
 issued by Duke Energy Capital Trust I and
 guaranteed by Duke Energy Corporation            New York Stock Exchange, Inc.
7.20% Trust Preferred Securities issued by Duke
 Energy Capital Trust II and guaranteed by Duke
 Energy Corporation                               New York Stock Exchange, Inc.
Preference Stock Purchase Rights                  New York Stock Exchange, Inc.
Series C 6.60% Senior Notes Due 2038              New York Stock Exchange, Inc.
Corporate Units                                   New York Stock Exchange, Inc.

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

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 2001.......... $30,197,000,000
Number of shares of Common Stock, without par value,
 outstanding at February 28, 2001..............................     742,000,590

                      Documents incorporated by reference:

      The registrant is incorporating herein by reference certain sections of the proxy statement relating to the 2001 annual meeting of shareholders to provide information required by Part III, Items 10, 11, 12 and 13 of this annual report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            DUKE ENERGY CORPORATION

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

 Item                                                                     Page
 ----                                                                     ----
                                 PART I.

 1.  Business...........................................................    1
        General.........................................................    1
        Franchised Electric.............................................    3
        Natural Gas Transmission........................................    8
        Field Services..................................................   10
        North American Wholesale Energy.................................   11
        International Energy............................................   15
        Other Energy Services...........................................   16
        Duke Ventures...................................................   16
        Environmental Matters...........................................   17
        Geographic Regions .............................................   17
        Employees.......................................................   17
        Recent Financings...............................................   18
        Operating Statistics............................................   18
        Executive Officers of Duke Energy...............................   19
 2.  Properties.........................................................   20
 3.  Legal Proceedings..................................................   22
 4.  Submission of Matters to a Vote of Security Holders................   24

                                 PART II.

 5.  Market for Registrant's Common Equity and Related Stockholder
     Matters............................................................   25
 6.  Selected Financial Data............................................   26
 7.  Management's Discussion and Analysis of Results of Operations and
     Financial Condition................................................   27
 7A. Quantitative and Qualitative Disclosures About Market Risk.........   46
 8.  Financial Statements and Supplementary Data........................   47
 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure...............................................   88

                                PART III.

 10. Directors and Executive Officers of the Registrant.................   88
 11. Executive Compensation.............................................   88
 12. Security Ownership of Certain Beneficial Owners and Management.....   88
 13. Certain Relationships and Related Transactions.....................   88

                                 PART IV.

 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K....   89
     Signatures.........................................................   90
     Exhibit Index......................................................   91

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

                                    PART I.

Item 1. Business.

GENERAL

   Duke Energy Corporation (collectively with its subsidiaries, "Duke Energy") is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments.

   Franchised Electric generates, transmits, distributes and sells electric energy in central and western North Carolina and the western portion of South Carolina. Its operations are conducted primarily through Duke Power and Nantahala Power and Light. These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (PSCSC).

   Natural Gas Transmission provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic, New England and southeastern states. Its operations are conducted primarily through Duke Energy Gas Transmission Corporation. The interstate natural gas transmission and storage operations are subject to the rules and regulations of the FERC.

   Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores natural gas liquids (NGLs). Its operations are conducted primarily through Duke Energy Field Services, LLC
(DEFS), a limited liability company that is approximately 30% owned by Phillips Petroleum. Field Services operates gathering systems in western Canada and 11 contiguous states that serve major natural gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, as well as onshore and offshore Gulf Coast areas.

   North American Wholesale Energy's (NAWE's) activities include asset development, operation and management, primarily through Duke Energy North America, LLC (DENA), and commodity sales and services related to natural gas and power, primarily through Duke Energy Trading and Marketing, LLC (DETM). DETM is a limited liability company that is approximately 40% owned by Exxon Mobil Corporation. NAWE also includes Duke Energy Merchants (DEM), which develops new business lines in the evolving energy commodity markets. NAWE conducts its business throughout the U.S. and Canada. The operations of the previously segregated Trading and Marketing segment were combined by management into NAWE during 2000.

   International Energy conducts its operations through Duke Energy International, LLC. International Energy's activities include asset development, operation and management of natural gas and power facilities and energy trading and marketing of natural gas and electric power. This activity is targeted in the Latin American, Asia-Pacific and European regions.

   Other Energy Services is a combination of businesses that provide engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (DE&S), Duke/Fluor Daniel (D/FD) and DukeSolutions, Inc. (DukeSolutions). D/FD is a 50/50 partnership between Duke Energy and Fluor Enterprises, Inc.

   Duke Ventures is comprised of other diverse businesses, primarily operating through Crescent Resources, Inc. (Crescent), DukeNet Communications, LLC (DukeNet) and Duke Capital Partners (DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a newly formed, wholly owned merchant finance company, provides financing, investment banking and asset management services to wholesale and commercial energy markets.

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

FRANCHISED ELECTRIC

Service Area and Customers

   Franchised Electric generates, transmits, distributes and sells electricity over a service area which covers about 22,000 square miles with an estimated population of 5.3 million people in central and western portions of North Carolina and the western portion of South Carolina. Franchised Electric supplies electric service directly to approximately two million residential, commercial and industrial customers over 92,000 miles of distribution lines and a 12,700 mile transmission system. Electricity is sold at wholesale to incorporated municipalities and to several public and private utilities. In addition, sales are made through contractual agreements to municipal or cooperative customers who purchased portions of the Catawba Nuclear Station. For statistics related to gigawatt-hour sales by customer type, see "Operating Statistics." For further discussion of the Catawba Nuclear Station joint ownership, see Note 5 to the Consolidated Financial Statements, "Joint Ownership of Generating Facilities."

   Franchised Electric's service area is undergoing increasingly diversified industrial and commercial development. The textile industry, machinery and equipment manufacturing, and chemical and chemical-related industries are of major significance to the economy of the area. Other industrial activities include rubber and plastic products, paper and allied products, and various other light and heavy manufacturing and service businesses. The largest industry served is the textile industry, which accounted for approximately $419 million of Franchised Electric's revenues for 2000, representing 9% of total electric revenues and 35% of industrial revenues. Franchised Electric normally experiences seasonal peak loads in summer and winter.

                                     [MAP]

Capacity and Resources of Energy

   Electric energy required to supply the needs of Franchised Electric's customers is primarily generated by three nuclear generating stations with a combined net capacity of 5,409 megawatts (MW), eight coal-fired stations with a combined capacity of 7,572 MW, 31 hydroelectric stations with a combined capacity of 2,693 MW and six combustion turbine stations with a combined capacity of 2,081 MW. Energy and capacity are also supplied through contracts with other generators of electricity and purchased on the open market. Franchised Electric has interconnections and arrangements with its neighboring utilities, which are considered adequate for planning, emergency assistance, exchange of capacity and energy and reliability of power supply. Future increased energy requirements of Franchised Electric's customers are expected to be supplied through additional construction, purchased power contracts and open market purchases. For statistics regarding sources of electric energy, see "Operating Statistics."

Fuel Supply

   Franchised Electric presently relies principally on coal and nuclear fuel for the generation of electric energy. Franchised Electric's reliance on oil and gas is minimal. Information regarding the utilization of sources of power and cost of fuels for each of the three years in the period ended December 31, 2000 is set forth in the following table:

                                                                   Cost of Fuel
                                                                     per Net
                                                                  Kilowatt-hour
                                                  Generation by     Generated
                                                Source (Percent)     (Cents)
                                                ----------------- --------------
                                                2000  1999  1998  2000 1999 1998
                                                ----- ----- ----- ---- ---- ----
Coal...........................................  50.9  50.4  50.7 1.29 1.33 1.32
Nuclear(a).....................................  48.1  48.0  46.2 0.42 0.43 0.44
Oil and gas(b).................................   0.5   0.8   1.0 7.32 4.51 4.01
                                                ----- ----- -----
All fuels (cost based on weighted
 average)(a)...................................  99.5  99.2  97.9 0.91 0.92 0.93
Hydroelectric(c)...............................   0.5   0.8   2.1
                                                ----- ----- -----
                                                100.0 100.0 100.0
                                                ===== ===== =====

- --------
(a) Statistics related to nuclear generation and all fuels reflect Franchised Electric's 12.5% ownership interest in the Catawba Nuclear Station.
(b) Cost statistics include amounts for light-off fuel at Franchised Electric's coal-fired stations.
(c) Generating figures are net of output required to replenish pumped storage units during off-peak periods.

   Coal. Franchised Electric meets its coal demand through purchase supply contracts and spot agreements. Large amounts of its coal supply are obtained under supply contracts with mining operators utilizing both underground and surface mining. Franchised Electric has an adequate supply of coal to fuel its current operations. Its supply contracts, all of which have price adjustment provisions, have expiration dates ranging from 2001 to 2003. Duke Energy believes that it will be able to renew such contracts as they expire or to enter into similar contractual arrangements with other coal suppliers for the quantities and qualities of coal required. The coal purchased under these supply contracts is produced from mines located in eastern Kentucky, southern West Virginia and southwestern Virginia. Coal requirements not met by supply contracts have been and are expected to be fulfilled with spot market purchases.

   The average sulfur content of coal being purchased by Franchised Electric is approximately 1%. Such coal satisfies the current emission limitation for sulfur dioxide for existing facilities. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues --
 Environmental, Air Quality Control" for additional information regarding particulate matter.

   Nuclear. Generally, the process for developing nuclear generating fuel supply involves the mining and milling of uranium ore to produce uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of that gas and fabrication of the enriched uranium hexafluoride into usable fuel assemblies. Franchised Electric has contracted for uranium materials and services required to fuel the Oconee,

McGuire and Catawba Nuclear Stations. Based upon current projections, these contracts will meet Franchised Electric's requirements through the following years:

                                      Uranium  Conversion Enrichment Fabrication
Nuclear Station                       Material  Service    Service     Service
- ---------------                       -------- ---------- ---------- -----------
Oconee...............................   2002      2002       2002       2006
McGuire..............................   2002      2002       2002       2009
Catawba..............................   2002      2002       2002       2009

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

   Duke Energy owns and operates the McGuire and Oconee Nuclear Stations with two and three nuclear reactors, respectively, and operates and has a partial ownership interest in the Catawba Nuclear Station with two nuclear reactors. Nuclear insurance coverage is maintained in three program areas: liability coverage; property, decontamination and decommissioning coverage; and business interruption and/or extra expense coverage. Certain expenses associated with nuclear insurance premiums paid by Duke Energy are reimbursed by the other joint owners of the Catawba Nuclear Station. Pursuant to the Price-Anderson Act, Duke Energy is required to insure against public liability claims resulting from nuclear incidents to the full limit of liability of approximately $9.5 billion. See Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies -- Nuclear Insurance" for further information.


   Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $1.9 billion stated in 1999 dollars based on decommissioning studies completed in 1999. This amount includes Duke Energy's 12.5% ownership in the Catawba Nuclear Station. The other joint owners of Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. See Note 11 to the Consolidated Financial Statements, "Nuclear Decommissioning Costs" for further information.

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

Competition

   Electric industry restructuring is being addressed in all 50 states and in the District of Columbia, which is resulting in changes in the industry. Duke Energy continues to monitor progress toward a more competitive environment and has actively participated in regulatory reform deliberations in North Carolina and South Carolina. Currently, however, movement toward retail deregulation in these states seems to be slowing as a consequence of recent developments related to deregulation of the electric industry in California. For further discussion, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues --Electric Competition and Current Issues--California Issues."

   Franchised Electric is currently subject to competition in some areas from government owned power systems, municipally owned electric systems, rural electric cooperatives and, in certain instances, other private utilities. Currently, statutes in North Carolina and South Carolina provide for the assignment by the NCUC and the PSCSC, respectively, of all areas outside municipalities in such States to regulated electric utilities and rural electric cooperatives. Substantially all of the territory comprising Franchised Electric's service area has been so assigned. The remaining areas have been designated as unassigned and in such areas Franchised Electric remains subject to competition. A decision of the North Carolina Supreme Court limits, in some instances, the right of North Carolina municipalities to serve customers outside their corporate limits. In South Carolina there continues to be competition between municipalities and other electric suppliers outside the corporate limits of the municipalities, subject, however, to the regulation of the PSCSC. In addition, Franchised Electric is engaged in continuing competition with various natural gas providers.

Regulation

   The NCUC and the PSCSC approve rates for retail electric sales within their respective states. The FERC approves Franchised Electric's rates for certain electric sales to wholesale customers. For further discussion of rate matters, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters --
 Franchised Electric." The FERC, the NCUC and the PSCSC also have authority over the construction and operation of Franchised Electric's facilities. Franchised Electric holds certificates of public convenience and necessity issued by the FERC, the NCUC and the PSCSC, authorizing it to construct and operate the electric facilities now in operation for which certificates are required, and to sell electricity to retail and wholesale customers. Prior approval from the NCUC and the PSCSC is required to issue securities.

   The NCUC, PSCSC and FERC have implemented regulations governing access to regulated electric customer data by non-regulated entities and services provided between regulated and non-regulated affiliated entities. These regulations affect the activities of NAWE and Other Energy Services with Franchised Electric.

   The Energy Policy Act of 1992 (EPACT) and the FERC's subsequent rulemaking activities permit the FERC to order transmission access for third parties to transmission facilities owned by another entity. EPACT does not, however, permit the FERC to issue orders requiring transmission access to retail customers. The FERC has issued orders for third-party transmission service and a number of rules of general applicability, including Orders 888 and 889. Pursuant to the FERC's final rules, Franchised Electric obtained from the FERC open-access rule the rights to sell capacity and energy at market-based rates from its own assets. For further discussion, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues-- Electric Competition."

   On December 20, 1999 and February 25, 2000, the FERC issued its Order 2000 and Order 2000-A regarding Regional Transmission Organizations (RTOs). In these orders, the FERC stressed the voluntary nature of RTO participation by utilities and set minimum characteristics and functions that must be met by utilities that participate in an RTO, including exclusive and independent authority to propose rates, terms and conditions of transmission service provided over the facilities it operates. The order provides for an open, flexible structure for RTOs to meet the needs of the market and provides for the possibility of incentive ratemaking and other benefits for utilities that participate in an RTO.

   As a result of these rulemakings, on October 16, 2000, Duke Energy and two other investor-owned utilities, Progress Energy and South Carolina Electric & Gas, filed with the FERC to establish GridSouth Transco, LLC (GridSouth), as an RTO. If approved, GridSouth will be a for-profit, independent transmission company, responsible for operating and planning the companies' combined transmission systems. The target date for formation of GridSouth is December 15, 2001. However, the actual date that GridSouth becomes operational will depend upon the resolution of all necessary regulatory approvals and resolving all technical issues. Management believes that the establishment of GridSouth will not have a material adverse effect on Duke Energy's future consolidated results of operations, cash flows or financial position.

   The Franchised Electric segment is subject to the jurisdiction of the NRC as to the design, construction and operation of its nuclear stations.

   The hydroelectric generating facilities of Franchised Electric are licensed by the FERC under Part I of the Federal Power Act, with license terms expiring from 2001 to 2036. The nuclear generating facilities of Franchised Electric are licensed by the NRC with license terms expiring from 2021 through 2034. The FERC has authority to grant extensions of hydroelectric generating licenses, and the NRC has authority to grant extensions of nuclear generating licenses. During 2000, the NRC renewed the operating license for Duke Energy's three Oconee nuclear units through 2033 to 2034. Duke Energy also initiated the license renewal process for the McGuire and Catawba Nuclear Stations in 2000. Duke Energy has filed a license application for one of its hydroelectric facilities for which it expects to receive a new license by the end of 2001. Duke Energy is also in various stages of relicensing other hydroelectric facilities whose licenses expire between 2005 and 2008.

   The Franchised Electric segment is subject to the jurisdiction of the Environmental Protection Agency (EPA) and state environmental agencies. For a discussion of environmental regulation, see "Environmental Matters."

NATURAL GAS TRANSMISSION

   Natural Gas Transmission provides interstate transportation and storage of natural gas through its operating subsidiaries, which include Texas Eastern Transmission Corporation (TETCO) and Algonquin Gas Transmission Company (Algonquin), East Tennessee Natural Gas Company (East Tennessee) and Market Hub Partners (MHP). East Tennessee and MHP were acquired in March 2000 and September 2000, respectively. Panhandle Eastern Pipe Line Company and Trunkline Gas Company, were also a part of Natural Gas Transmission until their sale to CMS Energy Corporation (CMS) in March 1999. See further discussion of the sale and acquisitions in Note 2 to the Consolidated Financial Statements, "Business Acquisitions and Dispositions."

   Investments include a 37.5% ownership interest in Maritimes & Northeast Pipeline, which has a design capacity of 530 million cubic feet per day (MMcf/d) in Canada and 400 MMcf/d in the U.S. Maritimes & Northeast Pipeline was placed in service and received the first delivery of natural gas from the Sable Offshore Energy Project near Nova Scotia in December 1999. Duke Energy operates the U.S. portion of the Maritimes & Northeast Pipeline.

   For 2000, consolidated natural gas deliveries by Natural Gas Transmission's interstate pipelines totaled 1,717 trillion British thermal units (TBtu), compared to 1,565 TBtu in 1999, a 10% increase from last year. The pipelines that were sold to CMS during 1999 also delivered 328 TBtu in 1999 prior to the sale. A majority of Natural Gas Transmission's contracted volumes are under long-term firm service agreements with local distribution company (LDC) customers in the pipelines' market areas. Firm transportation services are also provided to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines provide both firm and interruptible transportation to various customers on a short-term or seasonal basis. See natural gas deliveries statistics under "Operating Statistics." Demand for gas transmission on Natural Gas Transmission's interstate pipeline systems is seasonal, with the highest throughput occurring during the colder periods in the first and fourth quarters. Natural Gas Transmission's major pipeline customers are located in Pennsylvania, New Jersey, Connecticut, Virginia, Tennessee, Rhode Island and New York.

                                     [MAP]

   Natural Gas Transmission's interstate pipeline systems consist of approximately 12,000 miles of pipe, which includes 830 miles related to the partial ownership interest in Maritimes & Northeast Pipeline. The pipeline systems receive natural gas from many major North American producing regions for delivery to markets primarily in the Mid-Atlantic, southeastern and New England states. Consistent with its growth strategy, Duke Energy and The Williams Companies, Inc. announced the closing on February 1, 2001 of their joint purchase of Coastal Corporation's Gulfstream Natural Gas System LLC. The planned 744-mile Gulfstream gas pipeline will originate near Mobile, Alabama, and cross the Gulf of Mexico to Manatee County, Florida.

   MHP owns natural gas salt cavern facilities in south Texas and Louisiana with a total storage capacity of 23 billion cubic feet (Bcf). Utilizing these facilities, MHP provides high deliverability firm storage services, real-time title tracking and other interruptible storage hub services to producers, end-users, LDCs, pipelines and natural gas marketers. TETCO and East Tennessee also provide firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service with transportation. TETCO's storage services utilize two joint venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. TETCO's certificated working capacity in these three fields is 75 Bcf. East Tennessee's storage services utilize a liquefied natural gas (LNG) storage facility in Tennessee which has a certificated working capacity of 1.2 Bcf. Algonquin owns no storage fields.

Competition

   Duke Energy's interstate pipeline and storage subsidiaries compete with other interstate and intrastate pipeline and storage facilities in the transportation and storage of natural gas. The principal elements of competition are rates, terms of service, and flexibility and reliability of service.

   Natural Gas Transmission competes directly with other interstate pipelines serving the Mid-Atlantic, northeastern and southeastern states, and various storage facilities in south Texas and Louisiana.

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

Regulation

   The FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company in interstate commerce for resale. For further discussion of rate matters, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters--Natural Gas Transmission." The FERC also has authority over the construction and operation of pipeline and related facilities utilized in the transportation, storage and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. TETCO, Algonquin, East Tennessee and MHP hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate the pipelines, facilities and properties now in operation for which such certificates are required, and to transport and store natural gas in interstate commerce.

   As required by FERC Order 636, Natural Gas Transmission's pipelines operate as open-access transporters of natural gas, providing unbundled firm and interruptible transportation and storage services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier.

   The FERC has implemented regulations governing access to regulated natural gas transmission customer data by non-regulated entities and services provided between regulated and non-regulated affiliated entities. These regulations affect the activities of NAWE with Natural Gas Transmission.

   Natural Gas Transmission is subject to the jurisdiction of the EPA and state environmental agencies. For a discussion of environmental regulation, see "Environmental Matters." Natural Gas Transmission is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline and LNG plant safety requirements, and to the Hazardous Liquid Pipeline Safety Act of 1979, which regulates oil and petroleum pipelines.

FIELD SERVICES

   Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores NGLs. Field Services owns and operates approximately 57,000 miles of natural gas gathering systems, including intrastate pipelines, and 68 natural gas processing plants in the U.S. and Canada. Field Services also has ownership interests in 11 other natural gas processing plants in the U.S.

   Field Services gathers natural gas from production wellheads through gathering systems in western Canada and 11 contiguous states that serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, as well as onshore and offshore Gulf Coast areas. Field Services' operations also include several intrastate pipeline systems and one high-deliverability natural gas storage facility.

   The map below includes Field Services' natural gas gathering systems, intrastate pipelines, region offices and supply areas. The map also shows the interstate systems of the Natural Gas Transmission segment.

[MAP]

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

   Field Services' operating results are significantly impacted by changes in NGL prices, which increased approximately 56% in 2000 compared to 1999. See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk" for a discussion of Field Services' exposure to changes in commodity prices.

   In March 2000, Duke Energy, through a wholly owned subsidiary, completed the approximately $1.7 billion transaction that combined Field Services' gas gathering and processing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit (Phillips) to form a new midstream company, named DEFS. In addition to this transaction, Duke Energy transferred its interest in Texas Eastern Products Pipeline Company (TEPPCO), the general partner of TEPPCO Partners, L.P., to the newly formed company, DEFS. For further discussion of the Phillips transaction see Note 2 to the Consolidated Financial Statements, "Business Acquisitions and Dispositions."

   On March 31, 1999, Field Services completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), as well as UPR's natural gas and NGL marketing activities (collectively, "the UPR acquisition"). For further discussion of the UPR acquisition see Note 2 to the Consolidated Financial Statements, "Business Acquisitions and Dispositions."

   See certain operating statistics of Field Services under "Operating Statistics." Activities of Field Services can fluctuate in response to the seasonality affecting natural gas.

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

Regulation

   The intrastate pipelines owned by Field Services are subject to state regulation and, to the extent they provide services under Section 311 of the Natural Gas Policy Act of 1978, are also subject to FERC regulation. However, the majority of the natural gas gathering activities of Field Services are not subject to regulation by the FERC.

   Field Services is subject to the jurisdiction of the EPA and state environmental agencies. For a discussion of environmental regulation, see "Environmental Matters." Certain operations of Field Services are subject to the jurisdiction of the Department of Transportation and certain similar state agencies whose regulations have incorporated certain provisions of the Natural Gas Pipeline Safety Act of 1968, the Hazardous Liquid Pipeline Safety Act of 1979, and subsequent amendments.

NAWE

   NAWE's business activities include asset development, operation and management of merchant generation facilities, primarily through DENA, and commodity sales and services related to natural gas and power, primarily through DETM, a limited liability company that is approximately 40% owned by Exxon Mobil Corporation; NAWE also includes DEM, which develops new business lines in the evolving energy commodity markets. NAWE conducts its business throughout the U.S. and Canada.

   DENA is an integrated energy business that develops, owns and manages a portfolio of merchant generation facilities. To capture the greatest value, DENA, through its portfolio management strategy, seeks opportunities to invest in markets that have capacity needs and to divest assets, in whole or in part, when significant value can be realized. DENA captures additional value by combining its project development, commercial and risk management expertise with the technical and operational skills of other Duke Energy business units to build and manage its projects with maximum efficiency. DENA also supplies competitively priced energy, integrated logistics and asset optimization services, as well as risk management products, to wholesale energy customers.

   DENA currently owns, operates or has substantial interests in approximately 6,200 MW of gross operating generation and has approximately 7,300 MW of projects under construction, which are slated for completion to meet summer peak demand: 3,200 MW in 2001 and 4,100 MW in 2002. In addition to the facilities in operation or under construction, DENA has approximately 13,500 MW in advanced development scheduled to begin operation between 2002 and 2004.

   The following map includes DENA's power generation facilities.

                                     [MAP]

   DETM markets natural gas, electricity and other energy-related products to a wide range of customers across North America. Duke Energy owns a 60% interest in DETM's natural gas and electric power trading operations, with Exxon Mobil Corporation owning a 40% minority interest. Duke Energy and Exxon Mobil Corporation are in arbitration regarding the ownership of DETM. See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- "Litigation and Contingencies, Exxon Mobil Corporation Arbitration" and Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies -- Litigation."

   DETM markets natural gas primarily to LDCs, electric power generators (including DENA's generation facilities), municipalities, large industrial end-users and energy marketing companies. DETM markets electricity to investor owned utilities, municipal power generators and other power marketers. DETM also provides energy management services, such as supply and market aggregation, peaking services, dispatching, balancing, transportation, storage, tolling, contract negotiation and administration, as well as energy commodity risk management products and services. Operations are primarily in the U.S. and, to a lesser extent, in Canada, and are serviced through three operating centers.

   Natural gas marketing operations encompass both on-system and off-system supplies. With respect to on-system supplies, DETM generally purchases natural gas from producers who are connected to Field Services' facilities and delivers the gas to an intrastate or interstate pipeline for redelivery to another customer. Natural Gas Transmission's pipelines are utilized for deliveries when prudent. With respect to off-system supplies, DETM purchases natural gas from producers, pipelines and other suppliers not connected with Duke Energy's facilities for resale to customers. Substantially all of Mobil's U.S. and Canadian natural gas production is committed to be marketed by DETM through 2006.

   With respect to electricity marketing operations, DETM purchases electricity from third-party suppliers and from DENA's domestic generation facilities for resale to customers.

   DETM has a portfolio of short-term and long-term sales agreements with customers, the vast majority of which incorporate market-sensitive pricing terms. Long-term gas purchase agreements with producers, principally entered into in connection with on-system supplies, also generally include market-sensitive pricing provisions. Purchase and sales commitments involving significant price and location risk are generally hedged with offsetting commitments and commodity futures, swaps and options. For information concerning DETM's risk-management activities, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk -- Commodity Price Risk" and Note 7 to the Consolidated Financial Statements, "Risk Management and Financial Instruments -- Commodity Derivatives -- Trading."

   DEM conducts physical and financial marketing and trading in evolving global energy commodity markets, and provides energy, financial and asset management services to producers, transporters and users of energy commodities and derivative products. Additionally, DEM invests capital in limited hydrocarbon exploration and production prospects through non-operating working interests.

   See certain operating statistics of NAWE under "Operating Statistics." Activities of DETM and DEM can fluctuate in response to the seasonality affecting electricity, natural gas and other energy-related commodities.

Competition

   DETM and DEM compete with major integrated oil companies, major interstate pipelines and their marketing affiliates, brokers, marketers and distributors, and electric utilities and other electric power marketers for natural gas supplies and in marketing natural gas, electricity and other energy-related commodities. Competition in the energy marketing business is driven by the price of commodities and services delivered, along with the quality and reliability of services provided.

   DENA experiences substantial competition from existing utility companies as well as other merchant electric generation companies in the U.S.

Regulation

   The energy marketing activities of NAWE may, in certain circumstances, be subject to the jurisdiction of the FERC. Current FERC policies permit NAWE's trading and marketing entities to market natural gas, electricity and other energy-related commodities at market-based rates, subject to FERC jurisdiction.

   Most of DENA's operations are not subject to rate regulation. However, to the extent that DENA's generating stations in California sell electricity under "reliability must run" agreements to the California Independent System Operator, such sales are made at FERC regulated rates.

   As described in Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies -- California Issues," a number of investigations have commenced to determine the causes of higher wholesale electric prices in California in 2000. During March 2001, the FERC ordered several electricity suppliers, including DETM, to (i) refund or offset prices that were bid for power in California during stage 3 emergencies in January and February 2001, to the extent such prices exceeded a FERC-approved market-clearing price or (ii) submit information supporting the prices that were bid. During the months of January and February 2001, DETM's bids included a commercially-based credit premium to cover the substantial risk of nonpayment that existed at the time. The credit premiums were responsible for the bids of DETM exceeding the FERC-approved market-clearing prices for January and February 2001. Although DETM believes that the credit premiums were appropriate, in a compliance filing with the FERC on March 23, 2001, DETM elected to offset the credit premium amounts against the bid prices, provided it was paid what it was owed based on the FERC-approved market-clearing price. Pursuant to such filing, the amount that DETM will offset totals approximately $20 million in the aggregate. It is expected that the FERC will issue additional orders with respect to sales in California covering the period from October 2 through December 31, 2000, and periods following February 2001. Various parties have expressed differing views on the FERC's actions in this area, and such actions may be subject to reconsideration or appeal. Although this matter is in its earliest stage, management believes this matter will not have a material effect on Duke Energy's consolidated results of operations, cash flows or financial position.

   NAWE is subject to federal, state and local environmental regulations. For a discussion of environmental regulation, see "Environmental Matters."

INTERNATIONAL ENERGY

   International Energy develops, owns and operates energy-related facilities worldwide. These facilities provide natural gas and power development and operations, as well as energy trading and marketing. International Energy conducts its operations primarily in Latin America, Asia Pacific and Europe, through Duke Energy International (DEI).

Liberalization of energy markets abroad is providing substantial opportunities for International Energy to grow through acquisitions, construction of greenfield projects and expansion of existing facilities. International Energy is an active participant in international competitive energy-related markets, which include natural gas pipelines, power generation, energy trading and marketing and other services. International Energy owns, operates or has substantial interests in approximately 5,000 MW of generation and approximately 1,100 miles of pipeline systems.

   International Energy continues to focus on its regional target areas in Asia Pacific, Latin America and Europe for further expansion opportunities. In January 2000, DEI completed a series of transactions to purchase, for approximately $1.03 billion, an approximate 95% interest in Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema), an electric generating company in Brazil. From August 1999 through April 2000, DEI acquired Dominion Resources, Inc.'s portfolio of hydroelectric, natural gas and diesel power generation businesses in Argentina, Belize, Bolivia and Peru for approximately $405 million. Also, during 2000, DEI acquired 100% of Mobil Europe Gas Inc. (MEGAS) from Mobil Corporation. MEGAS is a gas marketing company located in the Netherlands. For additional information on significant business acquisitions, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources -- Investing Cash Flows" and Note 2 to the Consolidated Financial Statements, "Business Acquisitions and Dispositions."

   The following map illustrates the locations of International Energy's worldwide energy facilities, including projects under construction or under contract.

                                     [MAP]

Competition and Regulation

   International Energy's operations are subject to country and region-specific market and competition regulations enacted by various regulatory authorities. Regulatory issues that are commonly addressed in various international regions include: rules governing open and competitive access to the gas and power transmission grids, dispatch rules for merchant power plant dispatch and remuneration, and rules that support the emergence of competitive gas and power trading and marketing.

   International Energy's operations are subject to international environmental regulations. For a discussion of environmental regulation, see "Environmental Matters."

OTHER ENERGY SERVICES

   Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through DE&S, D/FD and DukeSolutions.

   DE&S specializes in energy and environmental projects and provides comprehensive engineering, quality assurance, project and construction management and operating and maintenance services for all phases of hydroelectric, nuclear and renewable power generation, transmission and distribution projects worldwide.

   D/FD, operating through several entities, provides full service siting, permitting, licensing, engineering, procurement, construction, start-up, operating and maintenance services for fossil-fired plants, both domestically and internationally. Subsidiaries of Duke Energy and Fluor Enterprises, Inc. each own 50% of D/FD.

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

   Other Energy Services experiences substantial competition from utilities and other independent companies in the U. S. and abroad.

   Other Energy Services is subject to the jurisdiction of the EPA and international, state and local environmental agencies. For a discussion of environmental regulation, see "Environmental Matters."

DUKE VENTURES

   Duke Ventures is comprised of other diverse businesses, primarily operating through Crescent, DukeNet and DCP.

   Crescent develops high quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. At December 31, 2000, Crescent owned 3.8 million square feet of commercial and industrial space, with an additional 2.3 million square feet under construction. This portfolio included 2.9 million square feet of office space,
0.8 million square feet of warehouse space and 0.1 million square feet of retail space. Crescent's residential developments include high-end, country club and golf course communities with individual lots sold to custom builders and tract developments with sales to national builders. In 2000, Crescent began development of two multi-family communities in Florida. At December 31, 2000, Crescent also had approximately 175,000 acres of land under its management.

   DukeNet provides fiber optic networks for industrial, commercial and residential customers and plans to enable networks for energy services applications. It owns and operates a 700-mile fiber optic communications network centered in the Carolinas that is interconnected with a 15,500-mile fiber optic communications network, through affiliate agreements with third parties, that stretches from Maine to Texas. DCP, a merchant finance company, provides financing, investment banking and asset management services to wholesale and commercial energy markets. During September 2000, DukeNet sold its 20% interest in BellSouth Carolina PCS to BellSouth Corporation. See further discussion of this sale in Note 2 of the Consolidated Financial Statements, "Business Acquisitions and Dispositions."

ENVIRONMENTAL MATTERS

   Duke Energy is subject to international, federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Certain environmental regulations affecting Duke Energy include:

    . The Clean Air Act and the 1990 amendments to the Act, as well as state laws and regulations impacting air emissions that impose responsibilities on owners, operators or both of air emissions sources including obtaining permits and annual compliance and reporting obligations;

    . State Implementation Plans, which were issued by the EPA to 22 states, including North and South Carolina, and the District of Columbia related to existing and new national ambient air quality standards for ozone;

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

   For further discussion of environmental matters involving Duke Energy, including possible liability and capital costs, see "Item 3--Legal Proceedings," "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Environmental" and Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies --
 Environmental." Compliance with international, federal, state and local provisions' regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Energy.

GEOGRAPHIC REGIONS

   Duke Energy's significant geographic regions are as follows:

                                                    Latin   Other
                                     U.S.   Canada America Foreign Consolidated
                                    ------- ------ ------- ------- ------------
                                                    In millions
2000
Consolidated revenues.............. $43,282 $4,964 $  512  $  560    $49,318
Consolidated long-term assets......  31,074    900  2,823   1,222     36,019
1999
Consolidated revenues.............. $19,336 $2,007 $  171  $  252    $21,766
Consolidated long-term assets......  22,995    250  2,708     901     26,854
1998
Consolidated revenues.............. $16,589 $  996 $   31  $   46    $17,662
Consolidated long-term assets......  20,982    140    207     632     21,961

   For a discussion of Duke Energy's foreign operations and the risks associated with them, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk -- Foreign Currency Risk" and Notes 3 and 7 to the Consolidated Financial Statements, "Business Segments" and "Risk Management and Financial Instruments," respectively.

EMPLOYEES

   At December 31, 2000, Duke Energy had approximately 23,000 employees. Approximately 1,580 operating and maintenance employees are represented by unions. Of these, approximately 1,400 are represented by the International Brotherhood of Electrical Workers (IBEW) at two operating units. During 2000, a new agreement was reached with the IBEW for the larger of these units. Negotiations are underway with the IBEW for the other unit, with a new contract anticipated in early 2001. An additional 65 employees are represented by the United Steelworkers and Rubberworkers of America. Approximately 37 employees are represented by the Paper, Allied, Chemical and Energy Workers Union (PACE) and 13 employees are represented by the PACE International Unit. A new labor agreement was reached with the PACE International Unit in 2000. Approximately 64 employees are represented by the International Union of Operating Engineers.

RECENT FINANCINGS

   In late March 2001, Duke Energy completed an offering of 25 million shares of common stock, at a price of $38.98 per share, before underwriting discount and other offering expenses. In addition, Duke Energy completed an offering of approximately 31 million units of mandatorily convertible securities (Equity Units) at a price of $25 per unit before underwriting discount and other offering expenses. The Equity Units consist of senior notes of Duke Energy's wholly owned subsidiary, Duke Capital Corporation and purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. Also in late March 2001, the underwriters exercised options granted to them to purchase an additional 3.75 million shares of common stock and 4 million Equity Units at the original issue prices, less underwriting discounts, to cover over-allotments made during the offerings. Total net proceeds from the offerings were approximately $1.94 billion and were used to repay short-term debt and for other corporate purposes.

OPERATING STATISTICS

                                                Years Ended December 31,
                                          -------------------------------------
                                           2000    1999    1998    1997   1996
                                          ------- ------- ------  ------ ------
Franchised Electric
Sources of Electric Energy, GWh(a)
 Generated--net output:
 Coal...................................   43,526  41,306 42,164  45,234 40,649
 Nuclear................................   41,073  39,263 38,366  29,569 33,177
 Hydro..................................      394     638  1,714   1,633  1,802
 Oil and gas............................      459     662    846     301    199
                                          ------- ------- ------  ------ ------
  Total generation......................   85,452  81,869 83,090  76,737 75,827
 Purchased power and net interchange....    4,497   3,617  2,659   3,781  3,885
                                          ------- ------- ------  ------ ------
  Total output..........................   89,949  85,486 85,749  80,518 79,712
 Plus: Purchases from other Catawba
  joint owners..........................      150   1,233  1,656   2,316  2,662
                                          ------- ------- ------  ------ ------
  Total sources of energy...............   90,099  86,719 87,405  82,834 82,374
 Less: Line loss and company usage......    5,333   5,171  5,394   4,899  4,827
                                          ------- ------- ------  ------ ------
  Total GWh sales.......................   84,766  81,548 82,011  77,935 77,547
                                          ======= ======= ======  ====== ======
Electric Energy Sales, GWh
 Residential............................   22,884  21,897 22,002  20,483 21,484
 General service........................   22,845  21,807 21,093  19,687 19,593
 Industrial
  Textile...............................   10,819  11,201 11,981  11,955 11,603
  Other.................................   18,952  18,704 18,668  18,376 18,131
 Other energy and wholesale.............    8,671   7,715  8,933   7,029  6,781
                                          ------- ------- ------  ------ ------
  Total GWh sales billed................   84,171  81,324 82,677  77,530 77,592
   Unbilled GWh sales...................      595     224   (666)    405    (45)
                                          ------- ------- ------  ------ ------
    Total GWh sales.....................   84,766  81,548 82,011  77,935 77,547
                                          ======= ======= ======  ====== ======
Natural Gas Transmission
Throughput Volumes TBtu(b)(c):..........    1,717   1,565  1,459   1,641  1,676

Field Services
Natural Gas Gathered and
 Processed/Transported, TBtu/d(d).......      7.6     5.1    3.6     3.4    2.9
NGL Production, MBbl/d(e)...............    358.5   192.4  110.2   108.2   78.5
Average Natural Gas Price per MMBtu(f)..  $  3.89 $  2.27 $ 2.11  $ 2.59 $ 2.59
Average NGL Price per Gallon............  $  0.53 $  0.34 $ 0.26  $ 0.35 $ 0.39
Natural Gas Marketed, TBtu/d............      0.7     0.5    0.4     0.4    0.5
NAWE
Natural Gas Marketed, TBtu/d............     11.9    10.5    8.0     6.9    5.5
Electricity Marketed, GWh...............  275,258 109,634 98,991  64,650  4,229

- --------
(a)Gigawatt-hour.
(b)Trillion British thermal units.
(c) Excludes throughput of pipelines sold in March 1999 to CMS Energy: 328 TBtu
    (1999); 1,141 TBtu (1998); 1,279 TBtu (1997); 1,319 TBtu (1996).
(d)Trillion British thermal units per day.
(e)Thousand barrels per day.
(f)Million British thermal units.

EXECUTIVE OFFICERS OF DUKE ENERGY

   Richard B. Priory, 54, Chairman of the Board, President and Chief Executive Officer. Mr. Priory served as President and Chief Operating Officer from 1994 until he assumed his present position in 1997 following the merger with PanEnergy Corp (PanEnergy).

   William A. Coley, 57, Group President, Duke Power. Mr. Coley served as President of Duke Energy's Associated Enterprises Group from 1994 to 1997 when he assumed his present position following the PanEnergy merger.

   Fred J. Fowler, 55, Group President, Energy Transmission. Mr. Fowler served as Group Vice President of PanEnergy from 1996 until the PanEnergy merger, when he assumed his present position.

   Harvey J. Padewer, 53, Group President, Energy Services. Mr. Padewer assumed his present position on January 1, 1999. From 1995 through 1998, he served as Senior Vice President and General Manager of Utilicorp Energy Group.

   Richard W. Blackburn, 58, Executive Vice President, General Counsel and Secretary. Mr. Blackburn was named to his present position in 1997. Prior to joining Duke Energy, he served as President and Group Executive of NYNEX Corporation's Worldwide Communications and Media Group from 1995 to 1997.

   Richard J. Osborne, 50, Executive Vice President and Chief Risk Officer. Mr. Osborne assumed his present position in May 2000. Prior to his present position, Mr. Osborne served as Executive Vice President and Chief Financial Officer from 1997, following the PanEnergy merger. Prior to the merger, Mr. Osborne was the Senior Vice President and Chief Financial Officer beginning in 1994.

   Ruth G. Shaw, 53, Executive Vice President and Chief Administrative Officer. Ms. Shaw served as Senior Vice President, Corporate Resources, from 1994 until she assumed her present position following the PanEnergy merger.

   Robert P. Brace, 51, Executive Vice President and Chief Financial Officer. Mr. Brace joined Duke Energy in 2000. He had served as Group Finance Director of British Telecommunications plc from 1993 until joining Duke Energy.

   Michael S. Tuckman, 56, Executive Vice President, Nuclear Generation, Duke Power. Mr. Tuckman assumed his present position in 1997. He had been Senior Vice President, Nuclear Generation, Duke Power, since 1993.

   Sandra P. Meyer, 46, Senior Vice President and Corporate Controller. Ms. Meyer assumed her present position in September 1999. Prior to her present position, Ms. Meyer served as Vice President, Duke Power Planning and Finance from 1997, following the PanEnergy merger. She served as Vice President and Controller of PanEnergy in 1994 and was named to the additional position of Treasurer in October 1996.

   David L. Hauser, 49, Senior Vice President and Treasurer. Mr. Hauser held various positions, including Controller, at Duke Power before being named Senior Vice President, Global Asset Development, in 1997 and to his current position in 1998.

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

Item 2. Properties.

FRANCHISED ELECTRIC

   At December 31, 2000, Franchised Electric operated three nuclear generating stations with a combined net capacity of 5,409 MW (which includes 12.5% ownership in the Catawba Nuclear Station), eight coal-fired stations with a combined capacity of 7,572 MW, 31 hydroelectric stations with a combined capacity of 2,693 MW and six combustion turbine stations with a combined capacity of 2,081 MW, all of which are located in North Carolina or South Carolina.

   In addition, Franchised Electric owned, as of December 31, 2000, approximately 13,000 conductor miles of electric transmission lines, including 600 conductor miles of 525 kilovolts, 2,600 conductor miles of 230 kilovolts, 6,500 conductor miles of 100 kilovolts, and 3,300 conductor miles of 13 to 66 kilovolts. Franchised Electric also owned approximately 92,300 conductor miles of electric distribution lines, including 62,300 conductor miles of rural overhead lines, 15,500 conductor miles of urban overhead lines, 7,900 conductor miles of rural underground lines and 6,600 conductor miles of urban underground lines. At December 31, 2000, the electric transmission and distribution systems comprised approximately 1,600 substations.

   Substantially all electric plant is mortgaged under the indenture relating to First and Refunding Mortgage Bonds.

NATURAL GAS TRANSMISSION

   TETCO's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one consisting of three large-diameter parallel pipelines and the other consisting of from one to three large-diameter pipelines over its length. TETCO's system consists of approximately 9,000 miles of pipeline and has 70 compressor stations.

   TETCO also owns and operates two offshore Louisiana pipeline systems, which extend over 100 miles into the Gulf of Mexico and include 469 miles of TETCO's pipeline system.

   Algonquin's transmission system connects with TETCO's facilities in New Jersey, and extends approximately 250 miles through New Jersey, New York, Connecticut, Rhode Island and Massachusetts. The system consists of 1,066 miles of pipeline with six compressor stations.

   East Tennessee's transmission system crosses TETCO's system at two points in Tennessee and consists of two mainline systems totaling 1,100 miles of pipeline in Tennessee and Virginia with 18 compressor stations.

   For additional information and a map concerning natural gas transmission and storage properties, see "Business, Natural Gas Transmission."

FIELD SERVICES

   For information and a map regarding the properties of Field Services, see "Business, Field Services."

NAWE

   The DENA generation portfolio includes:

                                                                     Ownership
                               Gross                                  Interest
             Name               MW        Fuel          Location    (percentage)
             ----              ----- --------------- -------------- ------------
Moss Landing ................. 1,478 Natural gas           CA           100
Morro Bay..................... 1,002 Natural gas           CA           100
South Bay.....................   700 Natural gas           CA           100
Madison.......................   640 Natural gas           OH            50
Vermillion....................   640 Natural gas           IN            50
Maine Independence............   520 Natural gas           ME           100
Bridgeport....................   480 Natural gas           CT            67
American Ref-Fuel.............   286 Waste-to-energy CT, MA, NJ, NY      37
St. Francis...................   247 Natural gas           MO            50
Oakland.......................   165 Oil                   CA           100
Fort Drum.....................    50 Coal                  NY            10
                               -----
Total......................... 6,208
                               =====

   DENA has approximately 7,300 MW under construction in various high-growth markets, which are slated for completion to meet summer peak demand: 3,200 MW in 2001 and 4,100 MW in 2002. In addition to its facilities in operation or under construction, DENA has approximately 13,500 MW in advanced development scheduled to begin operation between 2002 and 2004.

   For additional information and a map regarding the properties of NAWE, see "Business, NAWE."

INTERNATIONAL ENERGY

   The International Energy generation portfolio in operation includes:

                                                                   Approximate
                                                                    Ownership
                                   Gross                             Interest
               Name                 MW       Fuel       Location   (percentage)
               ----                ----- ------------- ----------- -----------
Paranapanema...................... 2,307 Hydro           Brazil         95
Hidroelectrica Cerros Colorados...   547 Thermal/Hydro  Argentina       91
Egenor............................   529 Hydro/Thermal    Peru          90
Acajutla..........................   400 Thermal       El Salvador      88
Puncakjaya Power..................   389 Thermal        Indonesia       43
Western Australia.................   280 Thermal        Australia      100
Electroquil.......................   169 Thermal         Ecuador        52
Aquaytia..........................   160 Thermal          Peru          22
Empressa Electrica Corani.........   126 Hydro           Bolivia        50
New Zealand.......................   112 Thermal       New Zealand     100
Mollejon..........................    25 Hydro           Belize         95
                                   -----
Total............................. 5,044
                                   =====

   DEI has approximately 562 and 43 gross MWs under construction in Latin America and Australia, respectively. DEI owns approximately 1,320 miles of pipeline systems in Australia, including 434 miles under development. Additionally, DEI has an 11.84% ownership interest in 855 miles of pipeline systems in Australia and a 21.9% ownership interest in 190 miles of pipeline systems in Peru. Also as of December 31, 2000, DEI had a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) business in Jubail, Saudi Arabia.

   For additional information and a map regarding the properties of International Energy, see "Business, International Energy."

DUKE VENTURES

   For information regarding the properties of Duke Ventures, see "Business, Duke Ventures."

OTHER

   None of the properties used in connection with Duke Energy's other business activities are considered material to Duke Energy's operations as a whole.

Item 3. Legal Proceedings.

   Duke Energy's subsidiaries, DENA and DETM, have been named among 16 defendants in a class action lawsuit (the Gordon lawsuit) filed against companies identified as "generators and traders" of electricity in California markets. DETM also was named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers and traders and other unnamed providers of electricity in California markets. These suits were brought either by or on behalf of electricity consumers in the State of California. The Gordon and Hendricks class action suits were filed in the Superior Court of the State of California, San Diego County, in November 2000. The other three suits were filed in January 2001, one in the Superior Court of the State of California, San Diego County, and the other two in the Superior Court of the State of California, County of San Francisco. These suits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. Plaintiffs in the Gordon suit seek aggregate damages of over $4 billion, and the plaintiffs in the other suits, to the extent damages are specified, allege damages in excess of $1 billion. The lawsuits each seek the disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in three suits, an award of treble damages. For further information related to this lawsuit, see Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies --California Issues," and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- California Issues."

   On December 22, 2000, the U.S. Justice Department, acting on behalf of the EPA, filed a complaint against Duke Energy in the U.S. District Court in Greensboro, North Carolina, for alleged violations of the New Source Review
(NSR) provisions of the Clean Air Act (CAA). The EPA is claiming that 29 projects performed at 25 of Duke Energy's coal-fired units were major modifications as defined in the CAA and that Duke Energy violated the CAA's NSR requirements when it undertook those projects without obtaining permits and installing emission controls for sulfur dioxide, nitrogen oxide and particulate matter. The complaint requests, among other things, that the court enjoin Duke Energy from operating the coal-fired units identified in the complaint, and order Duke Energy to install additional emission controls and pay unspecified civil penalties. This complaint appears to be part of the EPA's NSR enforcement initiative, in which the EPA claims that utilities and others have committed widespread violations of the CAA permitting requirements for the past 25 years. The EPA has sued or issued notices of violation of investigative information requests to at least 48 other electric utilities and cooperatives.

   The EPA's allegations run counter to previous EPA guidance regarding the applicability of the NSR permitting requirements. Duke Energy, along with other utilities, has routinely undertaken the type of repair, replacement, and maintenance projects that the EPA now claims are illegal. Duke Energy believes that all of its electric generation units are properly permitted and have been properly maintained, and intends to defend itself vigorously against these alleged violations. However, because these matters are in a preliminary stage, management cannot estimate the effects of these matters on Duke Energy's future consolidated results of operations, cash flows or financial position. The CAA authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Civil penalties, if ultimately imposed by the court, and the cost of any required new pollution control equipment, if the court accepts the EPA's contentions, could be substantial.

   For further information related to this lawsuit, see Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies --
 Environmental," and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Environmental."

   In December 2000, three subsidiaries of Duke Energy initiated binding arbitration against three subsidiaries of the Exxon Mobil Corporation (collectively, the "Exxon Mobil entities") concerning the parties' joint ownership of DETM and certain related affiliates (collectively, the "Ventures"). At issue is a buy-out right provision in the parties' agreement. The agreements governing the ownership of the Ventures contain provisions giving Duke Energy the right to purchase the Exxon Mobil entities' 40% interest in the Ventures in the event material business disputes arise between the Ventures' owners. Such disputes have arisen, and consequently, Duke Energy exercised its right to buy the Exxon Mobil entities' interest. Duke Energy claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the buy-out right provision, and seeks specific performance of the provision. Duke Energy also complains of the Exxon Mobil entities' lack of use of, and contributions to, the Ventures.

   In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas state court action alleging that Duke Energy breached its obligations to the Ventures and to the Exxon Mobil entities. The Exxon Mobil entities also claim that Duke Energy violated a Guaranty Agreement. While this matter is in its early stages, management believes that the final disposition of this action will not have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

   The Illinois Environmental Protection Agency has initiated an environmental enforcement proceeding against a former subsidiary of Duke Energy relating to alleged air quality permit violations at a natural gas compressor station. Duke Energy has agreed to indemnify the purchaser of this former subsidiary against liability for any penalty or fines resulting from these alleged violations. This proceeding could result in a penalty in excess of $100,000. Management believes that the resolution of this matter will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

   Duke Energy's subsidiary, DEFS, is presently resolving non-compliance issues with the Texas Natural Resources Conservation Commission associated with the timing of air permit annual compliance certifications submitted to the agency in 1998 and 1999. This matter, the bulk of which was voluntarily self-disclosed to the agency, involves approximately 115 of DEFS' facilities that did not meet specific administrative filing deadlines for required air permit paperwork. Additionally, DEFS is actively resolving, with the New Mexico Environment Department, alleged non-compliance of various air permit requirements at four facilities in New Mexico. These matters, the majority of which were also voluntarily self-disclosed to the agency, generally involve document preparation and submittal as required by permits, compliance testing requirements at two facilities and compliance with permit emissions limits at one facility. DEFS believes that these apparent non-compliance issues being addressed with Texas and New Mexico agencies, under relevant air programs, will result in total penalty assessments of less than $500,000. Management believes that the resolution of this matter will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

   Duke Energy's subsidiary, DEFS, has been in discussions with the Colorado Air Pollution Control Division regarding various asserted non-compliance issues arising from agency inspections of DEFS' Colorado facilities in 1999 and 2000, as well as non-compliance issues either disclosed to the agency pursuant to permit requirements or voluntarily disclosed to the agency in 2000. These items relate to various specific and detailed terms of the Title V Operating Permits at seven gas plants and two compressor stations in Colorado, including, for example, record keeping requirements, parametric monitoring requirements, delayed filings, and operations inconsistent with throughput limits on particular pieces of equipment. As a result of these discussions, DEFS received from the agency in March 2001 a comprehensive proposed settlement agreement to resolve all of these various items related to air permit compliance at the nine facilities. Although DEFS is still discussing the appropriate resolution of these apparent instances of non-compliance with the Colorado Air Pollution Control Division, management believes that the comprehensive resolution for all nine facilities will result in a total penalty assessment of less than $575,000.

   For additional information concerning litigation and other contingencies, see Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies," and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Environmental and Current Issues --California Issues and Current Issues -- Litigation and Contingencies."

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of Duke Energy's security holders during the last quarter of 2000.

                                    PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The common stock of Duke Energy is listed for trading on the New York Stock Exchange. At February 28, 2001, there were approximately 148,000 holders of record of such common stock.

                        Common Stock Data by Quarter(a)

                                          2000                    1999
                                 ----------------------- -----------------------
                                            Stock Price             Stock Price
                                               Range                   Range
                                 Dividends ------------- Dividends -------------
                                 Per Share  High   Low   Per Share  High   Low
                                 --------- ------ ------ --------- ------ ------
First Quarter...................  $0.275   $28.94 $23.19  $0.275   $32.34 $27.41
Second Quarter..................   0.55     31.25  26.16   0.55     30.59  26.06
Third Quarter...................     --     42.88  28.31     --     29.25  26.22
Fourth Quarter..................   0.275    44.97  40.22   0.275    28.44  23.53

- --------
(a) Restated to reflect the two-for-one common stock split effective January 26, 2001.

   On December 17, 1998, Duke Energy's Board of Directors adopted a shareholder rights plan. Under the terms of the plan, one preference stock purchase right was distributed for each share of common stock outstanding on February 12, 1999 and for each share issued thereafter, subject to adjustment as specified therein. The distribution was approved by the NCUC and PSCSC. The plan is intended to assure the fair treatment of all shareholders in the event of a hostile takeover attempt and to encourage a potential acquirer to negotiate with the Board of Directors a fair price for all shareholders before attempting a takeover. The adoption of the plan was not in response to any takeover offer or threat.

Item 6. Selected Financial Data.

                                       2000   1999(a)  1998    1997(b) 1996(b)
                                      ------- ------- -------  ------- -------
                                       In millions, except per share amounts
Income Statement
Operating revenues..................  $49,318 $21,766 $17,662  $16,309 $12,302
Operating expenses..................   45,505  19,947  15,177   14,339  10,143
                                      ------- ------- -------  ------- -------
Operating income....................    3,813   1,819   2,485    1,970   2,159
Other income and expenses...........      201     224     162      138     135
                                      ------- ------- -------  ------- -------
Earnings before interest and taxes..    4,014   2,043   2,647    2,108   2,294
Interest expense....................      911     601     514      472     499
Minority interest expense...........      307     142      96       23       6
                                      ------- ------- -------  ------- -------
Earnings before income taxes........    2,796   1,300   2,037    1,613   1,789
Income taxes........................    1,020     453     777      639     698
                                      ------- ------- -------  ------- -------
Income before extraordinary item....    1,776     847   1,260      974   1,091
Extraordinary gain (loss), net of
 tax................................      --      660      (8)     --      (17)
                                      ------- ------- -------  ------- -------
Net income..........................    1,776   1,507   1,252      974   1,074
Dividends on preferred and
 preference stock...................       19      20      21       72      44
                                      ------- ------- -------  ------- -------
Earnings available for common
 stockholders.......................  $ 1,757 $ 1,487 $ 1,231  $   902 $ 1,030
                                      ======= ======= =======  ======= =======
Common Stock Data(c)
Shares of common stock outstanding
  Year-end..........................      739     733     726      720     718
  Weighted average..................      736     729     722      720     722
Earnings per share (before
 extraordinary item)
  Basic.............................  $  2.39 $  1.13 $  1.72  $  1.26 $  1.45
  Diluted...........................     2.38    1.13    1.71     1.25    1.44
Earnings per share
  Basic.............................  $  2.39 $  2.04 $  1.70  $  1.26 $  1.43
  Diluted...........................     2.38    2.03    1.70     1.25    1.42
Dividends per share.................     1.10    1.10    1.10     0.95    0.79
Balance Sheet
Total assets........................  $58,176 $33,409 $26,806  $24,029 $22,366
Long-term debt, less current
 maturities.........................   11,019   8,683   6,272    6,530   5,485

- --------
(a) Financial information reflects a pre-tax $800 million charge for estimated injury and damages claims. The earnings per share effect of this charge was $0.67 per share. See Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies -- Injury and Damages Claims," for additional information.
(b) Financial information reflects accounting for the 1997 merger with PanEnergy as a pooling of interests. As a result, the financial information gives effect to the merger as if it had occurred January 1, 1996.
(c) Restated to reflect the two-for-one common stock split effective January 26, 2001.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

   Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

   Business Segments. Duke Energy Corporation (collectively with its subsidiaries, "Duke Energy") is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments.

   Franchised Electric generates, transmits, distributes and sells electric energy in central and western North Carolina and the western portion of South Carolina. Its operations are conducted primarily through Duke Power and Nantahala Power and Light. These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (PSCSC).

   Natural Gas Transmission provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic, New England and southeastern states. Its operations are conducted primarily through Duke Energy Gas Transmission Corporation. The interstate natural gas transmission and storage operations are subject to the rules and regulations of the FERC.

   Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores natural gas liquids (NGLs). Its operations are conducted primarily through Duke Energy Field Services, LLC
(DEFS), a limited liability company that is approximately 30% owned by Phillips Petroleum. Field Services operates gathering systems in western Canada and 11 contiguous states that serve major natural gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, as well as onshore and offshore Gulf Coast areas.

   North American Wholesale Energy's (NAWE's) activities include asset development, operation and management, primarily through Duke Energy North America, LLC (DENA), and commodity sales and services related to natural gas and power, primarily through Duke Energy Trading and Marketing, LLC (DETM). DETM is a limited liability company that is approximately 40% owned by Exxon Mobil Corporation. NAWE also includes Duke Energy Merchants, which develops new business lines in the evolving energy commodity markets. NAWE conducts its business throughout the U.S. and Canada. The operations of the previously segregated Trading and Marketing segment were combined by management into NAWE during 2000. Previous periods have been restated to conform to current period presentation.

   International Energy conducts its operations through Duke Energy International, LLC. International Energy's activities include asset development, operation and management of natural gas and power facilities and energy trading and marketing of natural gas and electric power. This activity is targeted in the Latin American, Asia-Pacific and European regions.

   Other Energy Services is a combination of businesses that provide engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (DE&S), Duke/Fluor Daniel (D/FD) and DukeSolutions, Inc. (DukeSolutions). D/FD is a 50/50 partnership between Duke Energy and Fluor Enterprises, Inc.

   Duke Ventures is comprised of other diverse businesses, primarily operating through Crescent Resources, Inc. (Crescent), DukeNet Communications, LLC (DukeNet) and Duke Capital Partners (DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a newly formed, wholly owned merchant finance company, provides financing, investment banking and asset management services to wholesale and commercial energy markets.

   Business Strategy. Duke Energy is one of the world's leading integrated energy companies. The company's business strategy is to develop integrated energy businesses in targeted regions where Duke Energy's extensive capabilities in developing energy assets, operating electric power, natural gas and NGL plants, optimizing commercial operations and managing risk can provide comprehensive energy solutions for customers and create superior value for shareholders. The growth in and restructuring of global energy markets are providing opportunities for Duke Energy's competitive business segments to capitalize on their comprehensive capabilities. Domestically, Duke Energy is aggressively investing in new merchant power plants throughout the U.S., expanding its natural gas pipeline infrastructure in the eastern U.S., rapidly increasing its leading position in natural gas gathering and processing and NGL marketing, and developing its trading and marketing structured origination expertise across the energy spectrum. Internationally, Duke Energy is currently focusing on integrated electric and natural gas opportunities in Latin America, Asia Pacific and Europe.

   Franchised Electric continues to add customers, maintain low costs and deliver high-quality customer service. Franchised Electric is expected to grow moderately, consistent with historical trends. Expansion will primarily result from continued economic growth in its service territory.

   Natural Gas Transmission has increased its earnings growth rate by executing a comprehensive strategy of selected acquisitions and expansions and by developing expanded services and incremental projects that meet changing customer needs.

   Field Services has developed market-leading size, scope and reliability of supply in natural gas gathering, processing and NGL marketing. Field Services plans to make additional investments in gathering, processing and NGL infrastructure. Field Services' interconnected natural gas processing operations provide an opportunity to capture fee-based investment opportunities in certain NGL assets, including pipelines, fractionators and terminals.

   NAWE plans to continue increasing earnings through acquisitions, divestitures, construction of greenfield projects and expansion of existing facilities as regional opportunities are identified, evaluated and realized throughout the North American marketplace. To capture the greatest value in the U.S., DENA, through its portfolio management strategy, seeks opportunities to invest in energy assets in markets that have capacity needs and to divest other assets, in whole or in part, when significant value can be realized. Commodity sales and services related to natural gas and power continue to expand as NAWE provides energy supply, structured origination, trading and marketing, risk management and commercial optimization services to large energy customers, energy aggregators and other wholesale companies.

   International Energy plans to continue expanding through acquisitions, divestitures, construction of greenfield projects and expansion of existing facilities in selected international regions. International Energy's combination of assets and capabilities and close working relationships with other subsidiaries of Duke Energy allow it to efficiently deliver natural gas pipeline, power generation, energy marketing and other services.

   Other Energy Services plans to grow by providing an expanding customer base with a variety of engineering and energy efficiency services that allow customers to more effectively deal with rapidly changing conditions in the energy marketplace.

   Duke Ventures plans to expand earnings capabilities in its real estate, telecommunications and capital financing business units by developing regional opportunities and by applying extensive experience to new project development.

   Duke Energy's business strategy and growth expectations can vary significantly depending on many factors, including, but not limited to, the pace and direction of industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends. However, Duke Energy's growth expectations do not rely on industry restructuring in North Carolina and South Carolina.

RESULTS OF OPERATIONS

   In 2000, earnings available for common stockholders were $1,757 million, or $2.39 per basic share, including a pre-tax gain of $407 million, or an after-tax gain of $0.34 per basic share, on the sale of Duke Energy's 20% interest in BellSouth Carolina PCS (BellSouth PCS). In 1999, earnings available for common stockholders were $1,487 million, or $2.04 per basic share, including an after-tax extraordinary gain of $660 million, or $0.91 per basic share resulting from the sale of the Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company (Trunkline) and additional storage related to those systems, which substantially comprised the Midwest Pipelines along with Trunkline LNG Company. The increase in earnings available for common stockholders in 2000 was primarily due to a 96% increase in segment earnings as described below, including the BellSouth PCS gain. Partially offsetting this increase was the 1999 extraordinary gain and higher interest and minority interest expense in the current year.

   Earnings available for common stockholders increased $256 million in 1999 from 1998 earnings of $1,231 million, or $1.70 per basic share. The increase in earnings available for common stockholders was primarily due to the 1999 extraordinary gain resulting from the sale of the Midwest Pipelines. This gain, along with the factors described below that affect segment earnings, was partially offset by a pre-tax $800 million charge for estimated injury and damages claims (see Note 14 to the Consolidated Financial Statements) and higher interest and minority interest expense.

   Earnings per share information provided above has been restated to reflect the two-for-one common stock split effective January 26, 2001. See Note 15 to the Consolidated Financial Statements for additional information.

   Operating income for 2000 was $3,813 million compared to $1,819 million in 1999 and $2,485 million in 1998. Earnings before interest and taxes (EBIT) were $4,014 million, $2,043 million and $2,647 million for 2000, 1999 and 1998, respectively. Management evaluates each business segment based on an internal measure of EBIT, after deducting minority interests. Operating income and EBIT are affected by the same fluctuations for Duke Energy and each of its business segments. The only notable difference between operating income and EBIT is the inclusion in EBIT of certain non-operating activities. See Note 3 to the Consolidated Financial Statements for additional information on business segments. EBIT is summarized in the following table and is discussed by business segment thereafter.

EBIT by Business Segment

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                          In millions
Franchised Electric............................... $  1,704  $    856  $  1,513
Natural Gas Transmission..........................      534       627       702
Field Services....................................      296       144        76
North American Wholesale Energy...................      418       209       133
International Energy..............................      331        42        12
Other Energy Services.............................      (61)      (94)       10
Duke Ventures.....................................      563       162       122
Other Operations..................................       (2)        5        22
EBIT attributable to minority interests...........      231        92        57
                                                   --------  --------  --------
Consolidated EBIT................................. $  4,014  $  2,043  $  2,647
                                                   ========  ========  ========

   Other Operations primarily include certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

Franchised Electric

                                                   Years Ended December 31,
                                               --------------------------------
                                                  2000       1999       1998
                                               ---------- ---------- ----------
                                               In millions, except where noted
Operating revenues............................ $    4,946 $    4,700 $    4,626
Operating expenses............................      3,316      3,966      3,228
                                               ---------- ---------- ----------
Operating income..............................      1,630        734      1,398
Other income, net of expenses.................         74        122        115
                                               ---------- ---------- ----------
EBIT.......................................... $    1,704 $      856 $    1,513
                                               ========== ========== ==========
Sales--GWh(a).................................     84,766     81,548     82,011

- --------
(a) Gigawatt-hours.

   Franchised Electric's EBIT increased $848 million in 2000 when compared to 1999, primarily due to an $800 million charge in 1999 for estimated injury and damages claims (see Note 14 to the Consolidated Financial Statements). Overall favorable weather and growth in customers, partially offset by increased operating costs, also contributed to this increase in EBIT. The average number of customers in Franchised Electric's service territory increased 2.5% during 2000. Total gigawatt-hour sales to customers increased by 3.9% for 2000. Sales to general service and residential customers increased 4.7% and 4.4%, respectively, while total industrial sales decreased 0.5%.

   In 1999, Franchised Electric's EBIT decreased $657 million compared to 1998, primarily due to the above-mentioned charge for estimated injury and damages claims. Partially offsetting this decrease was a 2.8% increase in the number of customers in Franchised Electric's service territory during 1999, and the absence of 1998 severance and other costs related to closing Franchised Electric's merchandising business.

Natural Gas Transmission

                                                   Years Ended December 31,
                                               --------------------------------
                                                  2000       1999       1998
                                               ---------- ---------- ----------
                                               In millions, except where noted
Operating revenues............................ $    1,131 $    1,230 $    1,542
Operating expenses............................        609        615        864
                                               ---------- ---------- ----------
Operating income..............................        522        615        678
Other income, net of expenses.................         12         12         24
                                               ---------- ---------- ----------
EBIT.......................................... $      534 $      627 $      702
                                               ========== ========== ==========
Throughput--TBtu(a)...........................      1,717      1,893      2,593

- --------
(a) Trillion British thermal units.

   In 2000, EBIT for Natural Gas Transmission decreased $93 million compared to 1999, primarily due to $132 million of EBIT in 1999 that did not reoccur in 2000. These items consisted of $70 million of EBIT related to the Midwest Pipelines, which were sold to CMS Energy Corporation (CMS) in March 1999; a $24 million gain resulting from the sale of Duke Energy's interest in the Alliance Pipeline project; and benefits totaling $38 million related to the completion of certain environmental cleanup programs below estimates. These items were partially offset by increased earnings from market-expansion projects and joint ventures such as the Maritimes & Northeast Pipeline, which was placed into service in December 1999, and earnings from East Tennessee Natural Gas Company and Market Hub Partners (MHP), which were acquired in March and

September 2000, respectively. See Note 2 to the Consolidated Financial Statements for additional information on the sale of the Midwest Pipelines and the acquisitions of East Tennessee Natural Gas Company and MHP.

   EBIT for Natural Gas Transmission decreased $75 million in 1999 compared to 1998. As a result of the sale of the Midwest Pipelines in March 1999, EBIT for the Midwest Pipelines decreased $156 million compared to 1998's full year of operation. For the remainder of Natural Gas Transmission, EBIT increased $81 million compared to 1998, primarily as a result of increased earnings from market-expansion projects and joint ventures, higher throughput and lower operating expenses. A $24 million gain resulting from the sale of Duke Energy's interest in the Alliance Pipeline project and benefits totaling $38 million related to the completion of certain environmental cleanup programs below estimates also increased EBIT in 1999. Partially offsetting these contributions to EBIT were the favorable impacts in 1998 in connection with the resolution of regulatory issues related to natural gas supply realignment costs and a refund from a state property tax ruling.

Field Services

                                                Years Ended December 31,
                                            ---------------------------------
                                               2000       1999        1998
                                            ---------- ----------  ----------
                                            In millions, except where noted
Operating revenues......................... $    9,060 $    3,590  $    2,677
Operating expenses.........................      8,635      3,444       2,598
                                            ---------- ----------  ----------
Operating income...........................        425        146          79
Other income, net of expenses..............          6         (2)         (3)
Minority interest expense..................        135        --          --
                                            ---------- ----------  ----------
EBIT....................................... $      296 $      144  $       76
                                            ========== ==========  ==========
Natural gas gathered and
 processed/transported, TBtu/d(a)..........        7.6        5.1         3.6
NGL production, MBbl/d(b)                        358.5      192.4       110.2
Natural gas marketed, TBtu/d...............        0.7        0.5         0.4
Average natural gas price per MMBtu(c)..... $     3.89 $     2.27  $     2.11
Average NGL price per gallon(d)............ $     0.53 $     0.34  $     0.26

- --------
(a) Trillion British thermal units per day.
(b) Thousand barrels per day.
(c) Million British thermal units.
(d) Does not reflect results of commodity hedges.

   Field Services' EBIT increased $152 million in 2000 from 1999. The increase in EBIT and volume activity was primarily due to the combination of Field Services' natural gas gathering, processing and marketing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit (Phillips) in March 2000; the acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR) (collectively, the "UPR acquisition") in April 1999; and other recent acquisitions and plant expansions. For additional information on the Phillips combination and the UPR acquisition, see Note 2 to the Consolidated Financial Statements. Improved average NGL prices, which increased 56% over 1999 prices, also contributed significantly to the increase in EBIT.

   In 1999, Field Services' EBIT increased $68 million compared to 1998. A significant portion of the increase resulted from earnings from the UPR acquisition. Improved average NGL prices, which were up 31% from the prior year, also contributed to the increase in EBIT. Partially offsetting these increases were $34 million of asset sale gains in 1998.

North American Wholesale Energy

                                                   Years Ended December 31,
                                                --------------------------------
                                                   2000       1999      1998
                                                ---------- ---------- ----------
                                                In millions, except where noted
Operating revenues............................. $   33,874 $   11,801 $   8,783
Operating expenses.............................     33,386     11,591     8,619
                                                ---------- ---------- ---------
Operating income...............................        488        210       164
Other income, net of expenses..................          3         60        20
Minority interest expense......................         73         61        51
                                                ---------- ---------- ---------
EBIT........................................... $      418 $      209 $     133
                                                ========== ========== =========
Natural gas marketed, TBtu/d...................       11.9       10.5       8.0
Electricity marketed, GWh......................    275,258    109,634    98,991
Proportional megawatt capacity owned(a)........      8,984      5,799     5,098

- --------
(a) Includes under construction or under contract.

   NAWE's EBIT increased $209 million in 2000 compared to 1999. The increase was the result of increased earnings from asset positions, increased trading margins due to price volatility in natural gas and power and a $47 million increase in income from the sale of interests in generating facilities as a result of NAWE executing its portfolio management strategy. Operating revenues and expenses increased as the volumes of natural gas and power marketed increased 13% and 151%, respectively. These increases were partially offset by a $110 million charge related to receivables for energy sales in California, and increased operating and development costs associated with business expansion. See the Current Issues, California Issues section of Management's Discussion and Analysis, and Note 14 to the Consolidated Financial Statements for further information.

   In 1999, EBIT for NAWE increased $76 million from 1998. The increase included $99 million in income from the sale of partial interests in four generating facilities as a result of NAWE executing its portfolio management strategy. Partially offsetting these increases were lower natural gas trading margins, partially offset by higher power trading margins as well as margins associated with other trading activities and sales of natural gas interests associated with drilling activities. Higher operating expenses and increased development costs associated with business expansion also partially offset the earnings increases.

International Energy

                                                  Years Ended December 31,
                                              ---------------------------------
                                                 2000        1999      1998
                                              ----------- ---------- ----------
                                              In millions, except where noted
Operating revenues........................... $     1,067 $      357 $     159
Operating expenses...........................         755        292       145
                                              ----------- ---------- ---------
Operating income.............................         312         65        14
Other income, net of expenses................          42          8         4
Minority interest expense....................          23         31         6
                                              ----------- ---------- ---------
EBIT......................................... $       331 $       42 $      12
                                              =========== ========== =========
Proportional megawatt capacity owned(a)......       4,876      2,974       943
Proportional maximum pipeline capacity(a),
 MMcf/d(b)...................................         416        321       124

- --------
(a) Includes under construction or under contract.
(b) Million cubic feet per day.

   International Energy's EBIT increased $289 million in 2000 when compared to 1999. The increase was primarily attributable to increased earnings in Latin America, mainly resulting from new investments (see Note 2 to the Consolidated Financial Statements for a discussion of significant acquisitions). The increase also included $54 million from the February 2000 sale of certain assets relating to the transportation of liquefied natural gas.

   In 1999, International Energy's EBIT increased $30 million compared to 1998. Earnings from new investments in Latin America and Australia contributed $63 million to the increase. Partially offsetting these increases were higher operating expenses and increased development costs associated with business expansion.

Other Energy Services

                                                     Years Ended December 31,
                                                     ----------------------------
                                                      2000      1999      1998
                                                     -------- ---------  --------
                                                            In millions
Operating revenues.................................. $   695  $     989  $   521
Operating expenses..................................     756      1,083      511
                                                     -------  ---------  -------
EBIT................................................ $   (61) $     (94) $    10
                                                     =======  =========  =======

   In 2000, EBIT for Other Energy Services improved $33 million compared to 1999. New business activity and decreased operating expenses at DukeSolutions, and earnings related to new projects at D/FD were responsible for current year improved EBIT. The results for 2000 also include Duke Energy's portion of an estimated project loss recorded by D/FD of approximately $62 million, partially offset by 1999 charges of $38 million and $35 million at DE&S and DukeSolutions, respectively. The 1999 charges primarily related to expenses for severance and office closings associated with repositioning the companies for growth.

   EBIT for Other Energy Services decreased $104 million in 1999 compared to 1998. The decrease was primarily due to the above-mentioned charges of $38 million and $35 million at DE&S and DukeSolutions, respectively. Increased development costs at DukeSolutions and decreased earnings from projects of DE&S also contributed to lower EBIT.

Duke Ventures

                                                       Years Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
                                                             In millions
Operating revenues................................... $    642 $    232 $    171
Operating expenses...................................       79       70       49
                                                      -------- -------- --------
EBIT................................................. $    563 $    162 $    122
                                                      ======== ======== ========

   EBIT for Duke Ventures increased $401 million in 2000 when compared to 1999. This increase is primarily attributable to the sale by DukeNet of its 20% interest in BellSouth PCS to BellSouth Corporation for a pre-tax gain of $407 million. Slightly offsetting this increase in EBIT was a decrease in commercial project sales and land sales at Crescent.

   In 1999, EBIT for Duke Ventures increased $40 million compared to 1998. The increase was primarily due to Crescent's increased residential developed lot sales, land sales and commercial project sales, partially offset by decreased lake lot sales. Increased fiber optic revenues at DukeNet and decreased losses related to its interest in BellSouth PCS also contributed to increased EBIT.

Other Impacts on Earnings Available for Common Stockholders

   Interest expense increased $310 million in 2000 compared to 1999, and $87 million in 1999 compared to 1998 due to higher average debt balances outstanding, resulting from acquisitions and expansion.

   Minority interest expense increased $165 million in 2000 compared to 1999 and $46 million in 1999 compared to 1998. Included in minority interest expense is expense related to regular distributions on issuances of Duke Energy's trust preferred securities (see Note 12 to the Consolidated Financial Statements). This expense increased $21 million for 2000 and $43 million for 1999 due to additional issuances of Duke Energy's trust preferred securities during 1999 and 1998.

   In addition, the increase for 2000 includes minority interest expense related to Field Services' combination with Phillips Petroleum, and increased minority interest expense at NAWE related to its joint venture with Exxon Mobil Corporation, partially offset by decreased minority interest expense at International Energy related to its 1999 and 2000 acquisitions. The 1999 increase in minority interest expense over 1998 related primarily to International Energy's 1999 investments and NAWE's joint venture with Exxon Mobil Corporation. For additional information regarding acquisitions and new joint venture projects, see Notes 2 and 8 to the Consolidated Financial Statements.

   Duke Energy's effective income tax rate was approximately 37%, 35% and 38% for 2000, 1999 and 1998, respectively. The decrease in 1999 was primarily due to the favorable resolution of several income tax issues and the utilization of certain capital loss carryforwards due to the sale of the Midwest Pipelines.

   The sale of the Midwest Pipelines to CMS closed in March 1999 and resulted in a $660 million extraordinary gain, net of income tax of $404 million (see
Note 2 to the Consolidated Financial Statements).

   In January 1998, TEPPCO Partners, LP, in which Duke Energy has a 21.1% ownership interest, redeemed certain First Mortgage Notes. This resulted in a non-cash extraordinary loss of $8 million, net of income tax of $5 million, related to Duke Energy's share of costs of the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

   Net cash provided by operations was $2,225 million in 2000, $2,684 million in 1999 and $2,331 million in 1998. Cash flows from operations decreased in 2000 compared to 1999 primarily due to tax payments made in 2000 related to the sale of the Midwest Pipelines. The increase in cash flows from operations in 1999 from 1998 was primarily due to net income resulting from business expansion.

   In 1999, Duke Energy established an accrual for estimated injury and damages claims. During 2000, Duke Energy paid approximately $253 million for the related insurance premium. Management believes that the long-term cash requirements of the projected liability will not have a material effect on Duke Energy's liquidity or cash flows. See Note 14 to the Consolidated Financial Statements for further discussion.

Investing Cash Flows

   Capital and investment expenditures were approximately $5.6 billion in 2000 compared to $5.9 billion in 1999. The primary use of cash in investing activities for capital and investment expenditures reflects development and expansion expenditures, upgrades to existing assets and the acquisitions of various businesses and assets. The change in Natural Gas Transmission's capital expenditures is primarily due to business expansion related to the approximately $390 million acquisition of East Tennessee Natural Gas Company and the approximately $250 million of cash for the acquisition of MHP. In 2000, NAWE began construction of a number of power generation plants in the U.S. and continued capital expenditures on projects initiated prior to 2000. International Energy's business expansion included the completion of a tender offer to the minority shareholders of Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema) for approximately $280 million and the completion of the approximately $405 million acquisition of Dominion Resources, Inc.'s portfolio of hydroelectric, natural gas and diesel power generation businesses in Latin America. Offsetting the capital and investing expenditures were cash proceeds of $400 million from the 2000 sale of Duke Energy's 20% interest in BellSouth PCS to BellSouth Corporation. For additional information concerning significant acquisitions and dispositions, see Note 2 to the Consolidated Financial Statements.

Capital and Investment Expenditures by Business Segment

                                                      Years Ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                            In millions
Franchised Electric................................. $    661 $    759 $    586
Natural Gas Transmission............................      973      261      290
Field Services......................................      376    1,630      304
North American Wholesale Energy.....................    1,937    1,028      796
International Energy................................      980    1,779      239
Other Energy Services...............................       28       94       41
Duke Ventures.......................................      643      382      232
Other Operations....................................       36        3       12
                                                     -------- -------- --------
Total consolidated.................................. $  5,634 $  5,936 $  2,500
                                                     ======== ======== ========

   Capital and investment expenditures in 1999 increased approximately $3.4 billion from 1998 capital and investment expenditures of approximately $2.5 billion. The increase primarily resulted from business expansion for the Field Services, NAWE and International Energy business segments. Business expansion for Field Services included the $1.35 billion UPR acquisition. In 1999, NAWE began construction of multiple power generation plants in the U.S. and continued capital expenditures on projects initiated prior to 1999. International Energy's business expansion included $1.7 billion for multiple acquisitions in Latin America, western Australia and New Zealand. Expenditures related to these activities were partially funded by $1.9 billion in cash proceeds from the sale of the Midwest Pipelines. For additional information concerning significant acquisitions and dispositions, see Note 2 to the Consolidated Financial Statements.

   Projected 2001 capital and investment expenditures for Duke Energy are approximately $7.9 billion, of which over 75% is planned to be for competitive business segments which are not subject to state rate regulation. This projection includes approximately $6.5 billion for acquisitions and other expansion opportunities and $1.4 billion for existing plant upgrades. Duke Energy's projected capital expenditures also include $800 million in expenditures over the next three years for its Gulfstream pipeline project.

   All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

Financing Cash Flows

   Duke Energy's consolidated capital structure at December 31, 2000, including short-term debt, was 48% debt, 46% common equity and minority interests, 5% trust preferred securities and 1% preferred stock. Fixed charges coverage, calculated using the Securities and Exchange Commission (SEC) method, was 3.8 times, 2.9 times and 4.7 times for 2000, 1999 and 1998, respectively.

   Duke Energy's business expansion opportunities, along with dividends, debt repayments and operating requirements, are expected to be funded by cash from operations, external financing, common stock issuances and the proceeds from certain asset sales. Funding requirements met by external financing, common stock issuances and proceeds from the sale of assets are dependent upon the opportunities presented and favorable market conditions. Management believes Duke Energy has adequate financial resources to meet its future needs.

   During 2000, Duke Energy issued a total of $550 million of Senior Notes at rates of approximately 7.250%. The proceeds were used for general corporate purposes. In April 2000, DEFS issued approximately $2.75 billion of commercial paper associated with the Phillips combination of which $1.22 billion was distributed to Phillips Petroleum. In August 2000, DEFS issued $1.7 billion of notes at rates from 7.50% to 8.125% and reduced the outstanding balance of its commercial paper. In December 2000, Texas Eastern Transmission Corporation (TETCO) issued $300 million of 7.30% notes due 2010. For additional information regarding debt, see Note 10 to the Consolidated Financial Statements.

   During 2000, Duke Energy formed Catawba River Associates, LLC, and third-party, non-controlling, preferred interest holders invested approximately $1,025 million. The preferred interest receives a preferred return equal to an adjusted floating reference rate (approximately 7.847% at December 31, 2000). See Note 2 to the Consolidated Financial Statements for further discussion.

   During 2000, Duke Energy repaid $380 million of 8.0% notes, $200 million of 7.0% notes, $200 million of 10.375% notes and made $323 million in scheduled debt repayments. In addition, Duke Energy made a tender offer for $115 million of the notes assumed with the acquisition of MHP. As of December 31, 2000, approximately $88 million of these notes had been retired.

   Under its commercial paper facilities and extendible commercial note programs (ECNs), Duke Energy had the ability to borrow up to $5.7 billion and $3.3 billion at December 31, 2000 and 1999, respectively. A summary of the available commercial paper and ECNs as of December 31, 2000, is as follows:

                                                 Duke Energy
                            Duke   Duke Capital     Field     Duke Energy
                           Energy Corporation(a)  Services   International Total
                           ------ -------------- ----------- ------------- -----
                                                In billions
Commercial paper.......... $1.25      $1.55         $1.00(b)     $0.41(c)  $4.21
ECNs......................  0.50       1.00           --           --       1.50
                           -----      -----         -----        -----     -----
Total..................... $1.75      $2.55         $1.00        $0.41     $5.71
                           =====      =====         =====        =====     =====

- --------
(a) Duke Capital Corporation is a wholly owned subsidiary of Duke Energy that provides financing and credit enhancement services for its subsidiaries.
(b) Original availability of $2.8 billion was reduced to $1.0 billion upon DEFS' issuance of $1.7 billion in notes in August 2000.
(c) Includes ability to issue medium-term notes.

   The amount of Duke Energy's bank credit and construction facilities available at December 31, 2000 and 1999, was approximately $4.2 billion and $3.7 billion, respectively. Certain of the bank credit facilities support the issuance of commercial paper; therefore, the issuance of commercial paper reduces the amount available under these credit facilities. At December 31, 2000, approximately $3.2 billion was outstanding under the commercial paper facilities and ECNs, and approximately $44 million was outstanding under bank credit and construction facilities.

   As of December 31, 2000, Duke Energy and its subsidiaries had the ability to issue up to $4.5 billion aggregate public offering price of debt and other securities under shelf registrations filed with the SEC. Such securities may be issued as Senior Notes, First and Refunding Mortgage Bonds, Subordinated Notes, Trust Preferred Securities, Duke Energy Common Stock, Stock Purchase Contracts or Stock Purchase Units.

   On December 20, 2000, Duke Energy announced a two-for-one common stock split effective January 26, 2001, to shareholders of record on January 3, 2001. All outstanding share and per-share amounts have been restated to reflect the stock split.

   To maintain financial flexibility and reduce the amount of financing needed for growth opportunities, Duke Energy's Board of Directors adopted a dividend policy in December 2000 that maintains dividends at the current quarterly rate of $0.275 per share, subject to declarations from time to time by the Board of Directors. This policy is consistent with Duke Energy's growth profile and strikes a balance between providing a competitive dividend yield and ensuring that cash is available to fund Duke Energy's growth. Duke Energy has paid quarterly cash dividends for 74 consecutive years. Dividends on common and preferred stocks in 2001 are expected to be paid on March 16, June 18, September 17 and December 17, subject to the discretion of the Board of Directors.

   Duke Energy's InvestorDirect Choice Plan, a stock purchase and dividend reinvestment plan, allows investors to reinvest dividends in new issuances of common stock and to purchase common stock directly from Duke Energy. Issuances under this plan were not material in 2000, 1999 or 1998.

   Duke Energy used authorized but unissued shares of its common stock to meet 2000 and 1999 employee benefit plan contribution requirements. This practice is expected to continue in 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policies

   Duke Energy is exposed to market risks associated with interest rates, commodity prices, equity prices and foreign currency exchange rates. Comprehensive risk management policies have been established by management to monitor and manage these market risks. Duke Energy's Policy Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Policy Committee is comprised of senior executives who receive periodic updates from the Chief Risk Officer (CRO) on market risk positions, corporate exposures, credit exposures and overall results of Duke Energy's risk management activities. The CRO has responsibility for the overall management of interest rate risk, foreign currency risk, credit risk and energy risk, including monitoring of exposure limits.

Interest Rate Risk

   Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-rate securities, commercial paper and auction market preferred stock, as well as interest rate swaps and interest rate lock agreements. Duke Energy manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. Duke Energy may also enter into financial derivative instruments, including, but not limited to, swaps, options and treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 1, 7, 10, 12 and 13 to the Consolidated Financial Statements for additional information.

   Based on a sensitivity analysis as of December 31, 2000, it was estimated that if market interest rates average 1% higher (lower) in 2001 than in 2000, earnings before income taxes would decrease (increase) by approximately $53 million. Comparatively, based on a sensitivity analysis as of December 31, 1999, had interest rates averaged 1% higher (lower) in 2000 than in 1999, it was estimated that earnings before income taxes would have decreased (increased) by approximately $24 million. These amounts were determined by considering the impact of the hypothetical interest rates on the variable-rate securities outstanding as of December 31, 2000 and 1999. The increase in interest rate sensitivity is primarily the result of the increase in outstanding variable-rate commercial paper. In the event of a significant change in interest rates, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy's financial structure.

Commodity Price Risk

   Duke Energy, substantially through its subsidiaries, is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products marketed and purchased. Duke Energy employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including forward contracts, futures, swaps and options. See Notes 1 and 7 to the Consolidated Financial Statements for additional information.

   The risk in the commodity trading portfolio is measured and monitored on a daily basis utilizing a Value-at-Risk model to determine the maximum potential one-day favorable or unfavorable Daily Earnings at Risk (DER). The DER is monitored daily in comparison to established thresholds. Other measures are also utilized to limit and monitor the risk in the commodity trading portfolio on monthly and annual bases.

   The DER computations are based on a historical simulation, which utilizes price movements over a specified period to simulate forward price curves in the energy markets to estimate the favorable or unfavorable impact of one day's price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for natural gas, electricity and other energy-related products. The DER computations utilize several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. Duke Energy's DER calculation includes commodity derivative instruments held for trading purposes. Duke Energy's DER amounts are depicted in the table below. The increase in DER amounts as compared to 1999 is a result of Duke Energy's expanding portfolio of energy-related products both domestically and internationally.

Daily Earnings at Risk

                  Estimated One-Day Estimated One-Day Estimated Average Estimated Average
  Operational     Impact on EBIT at Impact on EBIT at One-Day Impact on One-Day Impact on
   Locations      December 31, 2000 December 31, 1999   EBIT for 2000     EBIT for 1999
  -----------     ----------------- ----------------- ----------------- -----------------
                                              In millions (a)
North American..         $20               $10               $16               $11
Other
 international..          11               --                  2               --

- --------
(a) Changes in markets inconsistent with historical trends could cause actual results to exceed predicted limits.

   Certain subsidiaries of Duke Energy are also exposed to market fluctuations in the prices of various commodities related to their ongoing power generating, natural gas gathering, processing and marketing activities. Duke Energy closely monitors the risks associated with these commodities' price changes on its future operations, and where appropriate, uses various commodity instruments, such as electricity, natural gas, crude oil and NGLs to hedge these price risks. Based on a sensitivity analysis as of December 31, 2000, it was estimated that if NGL prices average one cent per gallon less in 2001, EBIT would decrease by approximately $8 million, after considering the effect of Duke Energy's commodity hedge positions. Comparatively, the same sensitivity analysis as of December 31, 1999, estimated that EBIT would have decreased by approximately $6 million. Based on the sensitivity analyses associated with other commodities' price changes, net of Duke Energy's commodity hedge positions, the effect on EBIT was not material as of December 31, 2000 or 1999.

Credit Risk

   Duke Energy's principal markets for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Canada, Asia Pacific and Latin America. Duke Energy has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect Duke Energy's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. On all transactions where Duke Energy is exposed to credit risk, Duke Energy analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. As of December 31, 2000, Duke Energy had approximately $400 million in receivables related to energy sales in California. Duke Energy quantified its exposures with regard to those receivables and recorded a provision of $110 million. See the Current Issues, California Issues section of Management's Discussion and Analysis, and Note 14 to the Consolidated Financial Statements for further information regarding credit exposure.

   The change in market value of New York Mercantile Exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Physical forward contracts and financial derivatives are generally settled at the expiration of the contract term or each delivery period; however, these transactions are also generally subject to margin agreements with the majority of Duke Energy's counterparties.

Equity Price Risk

   Duke Energy maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of nuclear decommissioning (see Note 11 to the Consolidated Financial Statements). As of December 31, 2000 and 1999, these funds were invested primarily in domestic and international equity securities, fixed-rate, fixed-income securities and cash and cash equivalents. Management believes that its exposure to fluctuations in equity prices or interest rates will not materially affect consolidated results of operations, cash flows or financial position. See further discussion in the Current Issues, Nuclear Decommissioning Costs section of Management's Discussion and Analysis.

Foreign Currency Risk

   Duke Energy is exposed to foreign currency risk that arises from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, contracts are denominated in or indexed to the U.S. dollar, or investments may be hedged through debt denominated in the foreign currency. Duke Energy also uses foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. To monitor its currency exchange rate risks, Duke Energy uses sensitivity analysis, which measures the impact of a devaluation of the foreign currencies to which it has exposure.

   At December 31, 2000, Duke Energy's primary foreign currency exchange rate exposures were the Brazilian real, the Peruvian nuevo sol, the Australian dollar, the El Salvadoran colon, the Argentine peso, the European euro and the Canadian dollar. Based on a sensitivity analysis as of December 31, 2000, a 10% devaluation in the currency exchange rates in Brazil would reduce Duke Energy's financial position by approximately $91 million and would not significantly affect Duke Energy's consolidated results of operations, cash flows or financial position over the next 12 months. Based on a sensitivity analysis as of December 31, 1999, a 10% devaluation in the Brazilian currency exchange rates would have reduced Duke Energy's financial position by approximately $65 million. The increase in sensitivity to the Brazilian real is primarily due to the increased investment in Paranapanema as a result of Duke Energy's tender offer in 2000. See Note 2 to the Consolidated Financial Statements for further information. Based on these sensitivity analyses, a 10% devaluation in other foreign currencies was insignificant to Duke Energy's consolidated results of operations, cash flows or financial position.

CURRENT ISSUES

   Electric Competition. Wholesale Competition. The Energy Policy Act of 1992 and the FERC's subsequent rulemaking activities opened the wholesale energy market to competition.

   Open-access transmission for wholesale customers as defined by the FERC's final rules provides energy suppliers, including Duke Energy, with opportunities to sell and deliver capacity and energy at market-based prices. Franchised Electric obtained from the FERC's open-access rule the rights to sell capacity and energy at market-based rates from its own assets, which allows Franchised Electric to purchase, at attractive rates, a portion of its capacity and energy requirements resulting in lower overall costs to customers. Open access also provides Franchised Electric's existing wholesale customers with competitive opportunities to seek other suppliers for their capacity and energy requirements.

   On December 20, 1999 and February 25, 2000, the FERC issued its Order 2000 and Order 2000-A regarding Regional Transmission Organizations (RTOs). In these orders, the FERC stressed the voluntary nature of RTO participation by utilities and set minimum characteristics and functions that must be met by utilities that participate in an RTO, including exclusive and independent authority to propose rates, terms and conditions of transmission service provided over the facilities it operates. The order provides for an open, flexible structure for RTOs to meet the needs of the market and provides for the possibility of incentive ratemaking and other benefits for utilities that participate in an RTO.

   As a result of these rulemakings, on October 16, 2000, Duke Energy and two other investor-owned utilities, Progress Energy and South Carolina Electric & Gas, filed with the FERC to establish GridSouth Transco, LLC (GridSouth), as an RTO. If approved, GridSouth will be a for-profit, independent transmission company, responsible for operating and planning the companies' combined transmission systems. The target date for formation of GridSouth is December 15, 2001. However, the actual date that GridSouth becomes operational will depend upon the resolution of all necessary regulatory approvals and resolving all technical issues. Management believes that the establishment of GridSouth will not have a material adverse effect on Duke Energy's future consolidated results of operations, cash flows or financial position.

   Retail Competition. Currently, Franchised Electric operates as a vertically integrated, investor-owned utility with exclusive rights to supply electricity in a franchised service territory -- a 22,000-square-mile service territory in the Carolinas. In its retail business, the NCUC and the PSCSC regulate Franchised Electric's service and rates.

   Electric industry restructuring is being addressed in all 50 states and in the District of Columbia. These restructurings will likely impact all entities owning electric generating assets. The NCUC and the PSCSC are studying the merits of restructuring the electric utility industry in the Carolinas. During 1999, three electric utility restructuring bills were filed in South Carolina's House of Representatives. All three bills addressed competition while allowing utilities to recover stranded costs, and have transition and phase-in periods ranging from five to six years. A task force formed by the South Carolina Senate is also examining issues related to deregulation of the state's electric utility business. Legislators anticipate that legislation is likely to be introduced during 2001. This task force will prepare a report for review, discussion and possible legislative action by the state's Senate Judiciary Committee and General Assembly as a whole.

   In May 1997, North Carolina passed a bill that established a study commission to examine whether competition should be implemented in the state. Members of this commission include legislators, customers, utilities and a member of an environmental group. The study commission unanimously approved a set of recommendations on electric restructuring in April 2000. The commission's report to the legislature containing these recommendations was submitted to the General Assembly in May. The report basically recommended retail deregulation beginning partially in 2005 and fully in 2006. However, recent events in California's power market have led the study commission to evaluate whether, and to what extent, proposed legislation should be introduced in 2001. In general, the commission has expressed interest in ensuring that a viable wholesale electric market is in place prior to opening the state's retail electric market.

   Currently, the electric utility industry is predominantly regulated on a basis designed to recover the cost of providing electric power to customers. If cost-based regulation were to be discontinued in the industry for any reason, including competitive pressure on the cost-based prices of electricity, profits could be reduced and electric utilities might be required to reduce their asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require affected utilities to write off their associated regulatory assets. Duke Energy's regulatory assets are included in the Consolidated Balance Sheets. The portion of these regulatory assets related to Franchised Electric is approximately $1.2 billion, including primarily purchased capacity costs, deferred debt expense and deferred taxes related to regulatory assets. Duke Energy is recovering substantially all of these regulatory assets through its current wholesale and retail electric rates and may attempt to continue to recover these assets during a transition to competition. In addition, Duke Energy would seek to recover the costs of its electric generating facilities in excess of the market price of power at the time of transition.

   Duke Energy supports a properly managed and orderly transition to competitive generation and retail services in the electric industry. However, transforming the current regulated industry into efficient, competitive generation and retail electric markets is a complex undertaking, which will require a carefully considered transition to a restructured electric industry. The key to effective retail competition is fairness among customers, service providers and investors. Duke Energy intends to continue to work with customers, legislators and regulators to address all the important issues. Management currently cannot predict the impact, if any, of these competitive forces on future consolidated results of operations, cash flows or financial position.

   Natural Gas Competition. Wholesale Competition. On February 9, 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring that interstate pipelines file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity;
(ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by Duke Energy during the third quarter of 2000. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in February 2000, the FERC generally denied requests for rehearing and several parties, including Duke Energy, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. During the third quarter of 2000, Duke Energy's interstate pipelines made the required pro forma tariff sheet filings. These filings are currently subject to review and approval by the FERC.

   Management does not believe the effects of these matters will have a material effect on Duke Energy's future consolidated results of operations, cash flows or financial position.

   Retail Competition. Changes in regulation to allow retail competition could affect Duke Energy's natural gas transportation contracts with local natural gas distribution companies. Natural gas retail deregulation is in the very early stages of development and management cannot estimate the effects of this matter on future consolidated results of operations, cash flows or financial position.

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

   The balance of the external fund as of December 31, 2000 and 1999, was $717 million and $703 million, respectively. The balance of the internal reserve as of December 31, 2000 and 1999, was $231 million and $223 million, respectively, and is reflected in the Consolidated Balance Sheets as Accumulated Depreciation and Amortization.

   Both the NCUC and the PSCSC have granted Duke Energy recovery of estimated decommissioning costs through retail rates over the expected remaining service periods of its nuclear plants. Management believes that funding of the decommissioning costs will not have a material adverse effect on consolidated results of operations, cash flows or financial position. See Note 11 to the Consolidated Financial Statements for additional information.

   The external decommissioning trust fund is invested primarily in domestic and international equity securities, fixed-rate, fixed-income securities and cash and cash equivalents. These investments are exposed to price fluctuations in equity markets, and changes in interest rates. Because the accounting for nuclear decommissioning recognizes that costs are recovered through Franchised Electric's rates, fluctuations in equity prices or interest rates do not affect consolidated results of operations, cash flows or financial position.

   Nuclear Re-licensing. In May 2000, the Nuclear Regulatory Commission renewed the operating license for Duke Energy's three Oconee nuclear units through 2033 to 2034. Licenses for Duke Energy's other nuclear units expire between 2021 and 2026 and are also available for renewal.

   Environmental. Duke Energy is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

   Manufactured Gas Plants and Superfund Sites. Duke Energy was an operator of manufactured gas plants until the early 1950s and has entered into a cooperative effort with the State of North Carolina and other owners of certain former manufactured gas plant sites to investigate and, where necessary, remediate these contaminated sites. Duke Energy is considered by regulators to be a potentially responsible party and may be subject to future liability at eight federal Superfund sites and three state Superfund sites. While the cost of remediation of these sites may be substantial, Duke Energy will share in any liability associated with remediation of contamination at such sites with other potentially responsible parties. Management believes that resolution of these matters will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

   PCB (Polychlorinated Biphenyl) Assessment and Cleanup Programs. In June 1999, the Environmental Protection Agency (EPA) certified that TETCO, a wholly owned subsidiary of Duke Energy, had completed cleanup of PCB-contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. TETCO was required to continue groundwater monitoring on a number of sites for two years. This required monitoring was completed as of the end of 2000, pending EPA concurrence. TETCO will be evaluating and discussing with the EPA, appropriate state authorities or both the need for additional remediation or monitoring.

   Under terms of the sales agreement with CMS discussed in Note 2 to the Consolidated Financial Statements, Duke Energy is obligated to complete cleanup of previously identified contamination resulting from the past use of PCB-containing lubricants and other discontinued practices at certain sites on the PEPL and Trunkline systems. Based on Duke Energy's experience to date and costs incurred for cleanup operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

   Air Quality Control. The Clean Air Act (CAA) Amendments of 1990 required a two-phase reduction by electric utilities in aggregate annual emissions of sulfur dioxide and nitrogen oxide by 2000. All projects associated with these requirements have been completed and Duke Energy currently meets all requirements of Phase I and Phase II.

   In October 1998, the EPA issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans (SIPs) to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA's rule was challenged in court by various states, industry and other interests, including the states of North Carolina and South Carolina, and Duke Energy. In March 2000, the court upheld most aspects of the EPA's rule. The same court subsequently issued a decision that extended the compliance deadline for implementation of emission reductions to May 31, 2004. In January 2000, the EPA finalized another ozone-related rule under Section 126 of the CAA that has virtually identical emission control requirements as its October 1998 action, but with a May 1, 2003 compliance date. The EPA's 2000 rule has been challenged in court. The court is expected to issue its decision during the spring of 2001.

   In response to the EPA's October 1998 rule, both North Carolina and South Carolina are in the process of finalizing the SIP revisions to implement the EPA rule's emission reduction requirements. Additionally, North Carolina has adopted a separate rule that caps nitrogen oxide emissions from coal-fired power plants in the event the EPA's SIP rule is eventually overturned.

   Depending on the resolution of these and related matters, management anticipates that costs to Duke Energy may range from $500 million to $900 million in capital costs for additional emission controls over an estimated time period which continues through 2007. Emission control retrofits of this type are large technical, design and construction projects. These projects will be managed closely to ensure the continuation of reliable electric service to Duke Energy's customers throughout the projects and upon their completion.

   On December 22, 2000, the U.S. Justice Department, acting on behalf of the EPA, filed a complaint against Duke Energy in the U.S. District Court in Greensboro, North Carolina, for alleged violations of the New Source Review
(NSR) provisions of the CAA. The EPA is claiming that 29 projects performed at 25 of Duke Energy's coal-fired units were major modifications as defined in the CAA and that Duke Energy violated the CAA's NSR requirements when it undertook those projects without obtaining permits and installing emission controls for sulfur dioxide, nitrogen oxide and particulate matter. The complaint requests, among other things, that the court enjoin Duke Energy from operating the coal-fired units identified in the complaint, and order Duke Energy to install additional emission controls and pay unspecified civil penalties. This complaint appears to be part of the EPA's NSR enforcement initiative, in which the EPA claims that utilities and others have committed widespread violations of the CAA permitting requirements for the past 25 years. The EPA has sued or issued notices of violation of investigative information requests, to at least 48 other electric utilities and cooperatives.

   The EPA's allegations run counter to previous EPA guidance regarding the applicability of the NSR permitting requirements. Duke Energy, along with other utilities, has routinely undertaken the type of repair, replacement, and maintenance projects that the EPA now claims are illegal. Duke Energy believes that all of its electric generation units are properly permitted and have been properly maintained, and intends to defend itself vigorously against these alleged violations. However, because these matters are in a preliminary stage, management cannot estimate the effects of these matters on Duke Energy's future consolidated results of operations, cash flows or financial position. The CAA authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Civil penalties, if ultimately imposed by the court, and the cost of any required new pollution control equipment, if the court accepts the EPA's contentions, could be substantial.

   Global Climate Change. In 1997, the United Nations held negotiations in Kyoto, Japan to determine how to minimize global warming. The resulting Kyoto Protocol prescribed, among other greenhouse gas emission reduction tactics, carbon dioxide emission reductions from fossil-fueled electric generating facilities in the U.S. and other developed nations, as well as methane emission reductions from natural gas operations. Several subsequent meetings have been held attempting to resolve operational details to clear the way for multinational ratification and implementation without resolution. If the Kyoto Protocol were to be adopted in its current form, it could have far-reaching implications for Duke Energy and the entire energy industry. However, the outcome and timing of these implications are highly uncertain, and Duke Energy cannot estimate the effects on future consolidated results of operations, cash flows or financial position. Duke Energy remains engaged with those developing public policy initiatives and continuously assesses the commercial implications for its markets around the world.

   California Issues. California Litigation. Duke Energy's subsidiaries, DENA and DETM, have been named among 16 defendants in a class action lawsuit (the Gordon lawsuit) filed against companies identified as "generators and traders" of electricity in California markets. DETM also was named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers and traders and other unnamed providers of electricity in California markets. These suits were brought either by or on behalf of electricity consumers in the State of California. The Gordon and Hendricks class action suits were filed in the Superior Court of the State of California, San Diego County, in November 2000. The other three suits were filed in January 2001, one in the Superior Court of the State of California, San Diego County, and the other two in the Superior Court of the State of California, County of San Francisco. These suits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. Plaintiffs in the Gordon suit seek aggregate damages of over $4 billion, and the plaintiffs in the other suits, to the extent damages are specified, allege damages in excess of $1 billion. The lawsuits each seek the disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in three suits, an award of treble damages.

   California Wholesale Electricity Markets. As a result of high prices in the western U.S. wholesale electricity markets in 2000, several state and federal regulatory investigations and complaints have commenced to determine the causes of the prices and potentially to recommend remedial action. The FERC concluded its investigation by issuing on December 15, 2000, an Order Directing Remedies in California Wholesale Electricity Markets. In this conclusion, the FERC found no basis in allegations made by government officials in California that specific electric generators artificially drove up power prices. This conclusion is consistent with similar findings by the Compliance Unit of the California Power Exchange (CalPX) and the Northwest Power Planning Council. That Order is the subject of numerous rehearing requests.

   At the state level, the California Public Utilities Commission, the California Electricity Oversight Board, the California Bureau of State Audits and the California Office of the Attorney General all have separate ongoing investigations into the high prices and their causes. None of those investigations have been completed and no findings have been made in connection with any of them.

   California Utilities Defaults and Other Proceedings. Two California electric utilities recently defaulted on many of their obligations to suppliers and creditors. NAWE supplies electric power to these utilities directly and indirectly through contracts through the California Independent System Operator (CAISO) and the CalPX. NAWE also supplies natural gas to these utilities under direct contracts. With respect to electric power sales through the CAISO and CalPX, Duke Energy quantified its exposures at December 31, 2000 to these utilities and recorded a $110 million provision. As a result of these defaults and certain related government actions, Duke Energy has taken a number of steps, including initiating court actions, to mitigate its exposure.

   While these matters referenced above are in their earliest stages, management does not believe, based on its analysis to date of the factual background and the claims asserted in these matters, that their resolution will have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

   Litigation and Contingencies. Exxon Mobil Corporation Arbitration. In December 2000, three subsidiaries of Duke Energy initiated binding arbitration against three subsidiaries of the Exxon Mobil Corporation (collectively, the "Exxon Mobil entities") concerning the parties' joint ownership of DETM and certain related affiliates (collectively, the "Ventures"). At issue is a buy-out right provision in the parties' agreement. The agreements governing the ownership of the Ventures contain provisions giving Duke Energy the right to purchase the Exxon Mobil entities' 40% interest in the Ventures in the event material business disputes arise between the Ventures' owners. Such disputes have arisen, and consequently, Duke Energy exercised its right to buy the Exxon Mobil entities' interest. Duke Energy claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the buy-out right provision, and seeks specific performance of the provision. Duke Energy also complains of the Exxon Mobil entities' lack of use of, and contributions to, the Ventures.

   In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas state court action alleging that Duke Energy breached its obligations to the Ventures and to the Exxon Mobil entities. The Exxon Mobil entities also claim that Duke Energy violated a Guaranty Agreement. While this matter is in its early stages, management believes that the final disposition of this action will not have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

   For information concerning litigation and other commitments and contingencies, see Note 14 to the Consolidated Financial Statements.

   New Accounting Standard. In June 1998, Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. Duke Energy was required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

   Duke Energy has determined the effect of implementing SFAS No. 133 and recorded a net-of-tax cumulative-effect adjustment of $96 million as a reduction in earnings. The net-of-tax cumulative-effect adjustment reducing OCI and Common Stockholders' Equity is estimated to be $921 million on January 1, 2001.

   Currently, there are ongoing discussions surrounding the implementation and interpretation of SFAS No. 133 by the Financial Accounting Standards Board's Derivatives Implementation Group. Duke Energy implemented SFAS No. 133 based on current rules and guidance in place as of January 1, 2001. However, if the definition of derivative instruments is altered, this may impact Duke Energy's transition adjustment amounts and subsequent reported operating results.

   Forward-Looking Statements. From time to time, Duke Energy's reports, filings and other public announcements may include assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Duke Energy cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree at which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territories of Duke Energy and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates; changes in environmental and other laws and regulations to which Duke Energy and its subsidiaries are subject or other external factors over which Duke Energy has no control; the results of financing efforts, including Duke Energy's ability to obtain financing on favorable terms, which can be affected by Duke Energy's credit rating and general economic conditions; growth in opportunities for Duke Energy's business units; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk."

Item 8. Financial Statements and Supplementary Data.

                            DUKE ENERGY CORPORATION

                       Consolidated Statements Of Income

                                                     Years Ended December 31,
                                                     --------------------------
                                                       2000     1999    1998
                                                     -------- -------- --------
                                                        In millions, except
                                                         per share amounts
Operating Revenues
 Sales, trading and marketing of natural gas and
  petroleum products (Notes 1 and 7)................ $ 28,310 $ 10,922 $ 7,854
 Trading and marketing of electricity (Notes 1 and
  7)................................................   13,060    3,610   2,788
 Generation, transmission and distribution of
  electricity (Notes 1 and 4).......................    5,315    4,934   4,586
 Transportation and storage of natural gas (Notes 1
  and 4)............................................    1,045    1,139   1,450
 Gain on sale of equity investment (Notes 2 and 8)..      407      --      --
 Other (Note 8).....................................    1,181    1,161     984
                                                     -------- -------- -------
  Total operating revenues..........................   49,318   21,766  17,662
                                                     -------- -------- -------
Operating Expenses
 Natural gas and petroleum products purchased (Note
  1)................................................   27,670   10,636   7,497
 Net interchange and purchased power (Notes 1, 4 and
  5)................................................   12,000    3,507   2,916
 Fuel used in electric generation (Notes 1 and 11)..      781      764     767
 Other operation and maintenance (Notes 4, 11 and
  14)...............................................    3,469    3,701   2,738
 Depreciation and amortization (Notes 1 and 5)......    1,167      968     909
 Property and other taxes...........................      418      371     350
                                                     -------- -------- -------
  Total operating expenses..........................   45,505   19,947  15,177
                                                     -------- -------- -------
Operating Income....................................    3,813    1,819   2,485
                                                     -------- -------- -------
Other Income and Expenses
 Deferred returns and allowance for funds used
  during construction (Note 1)......................       63       82      88
 Other, net.........................................      138      142      74
                                                     -------- -------- -------
  Total other income and expenses...................      201      224     162
                                                     -------- -------- -------
Earnings Before Interest and Taxes..................    4,014    2,043   2,647
Interest Expense (Notes 7 and 10)...................      911      601     514
Minority Interest Expense (Notes 2 and 12)..........      307      142      96
                                                     -------- -------- -------
Earnings Before Income Taxes........................    2,796    1,300   2,037
Income Taxes (Notes 1 and 6)........................    1,020      453     777
                                                     -------- -------- -------
Income Before Extraordinary Item....................    1,776      847   1,260
Extraordinary Gain (Loss), net of tax...............      --       660      (8)
                                                     -------- -------- -------
Net Income..........................................    1,776    1,507   1,252
Dividends on Preferred and Preference Stock (Note
 13)................................................       19       20      21
                                                     -------- -------- -------
Earnings Available For Common Stockholders.......... $  1,757 $  1,487 $ 1,231
                                                     ======== ======== =======
Common Stock Data (Note 1)
 Weighted average shares outstanding................      736      729     722
 Earnings per share (before extraordinary item)
  Basic............................................. $   2.39 $   1.13 $  1.72
  Diluted........................................... $   2.38 $   1.13 $  1.71
 Earnings per share
  Basic............................................. $   2.39 $   2.04 $  1.70
  Diluted........................................... $   2.38 $   2.03 $  1.70
 Dividends per share................................ $   1.10 $   1.10 $  1.10

                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION

                     Consolidated Statements Of Cash Flows

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                         In millions
Cash Flows From Operating Activities
 Net income...................................... $  1,776  $  1,507  $  1,252
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization...................    1,348     1,151     1,055
 Net mark-to-market gain.........................     (464)      (24)      (75)
 Extraordinary (gain) loss, net of tax...........      --       (660)        8
 Gain on sale of equity investment...............     (407)      --        --
 Provision on NAWE receivables...................      110       --        --
 Injury and damages accrual......................      --        800       --
 Deferred income taxes...........................      152      (210)      (35)
 Purchased capacity levelization.................      138       104        88
 Transition cost recoveries (payments), net......       82        95       (28)
 (Increase) decrease in
  Receivables....................................   (4,812)     (659)      (18)
  Inventory......................................      (97)      (89)     (104)
  Other current assets...........................     (796)     (138)      (39)
 Increase (decrease) in
  Accounts payable...............................    4,509       477        72
  Taxes accrued..................................     (439)      (57)       (6)
  Interest accrued...............................       64        32        (2)
  Other current liabilities......................    1,116        73        84
 Other, net......................................      (55)      282        79
                                                  --------  --------  --------
   Net cash provided by operating activities.....    2,225     2,684     2,331
                                                  --------  --------  --------
Cash Flows From Investing Activities
 Capital and investment expenditures.............   (5,634)   (5,936)   (2,500)
 Proceeds from sale of subsidiaries and equity
  investment.....................................      400     1,900       --
 Decommissioning, retirements and other..........      204       236        24
                                                  --------  --------  --------
   Net cash used in investing activities.........   (5,030)   (3,800)   (2,476)
                                                  --------  --------  --------
Cash Flows From Financing Activities
 Proceeds from the issuance of
 Long-term debt..................................    3,206     3,221     1,357
 Guaranteed preferred beneficial interests in
  subordinated notes of Duke Energy Corporation
  or Subsidiaries................................      --        484       581
 Common stock and stock options..................      230       162       176
 Payments for the redemption of
 Long-term debt..................................   (1,191)   (1,505)     (698)
 Preferred and preference stock..................      (33)      (20)     (180)
 Net change in notes payable and commercial
  paper..........................................    1,484        58      (350)
 Distributions to minority interests.............   (1,216)      --        --
 Contributions from minority interests...........    1,116       --        --
 Dividends paid..................................     (828)     (822)     (814)
 Other...........................................      (54)       22         6
                                                  --------  --------  --------
   Net cash provided by financing activities.....    2,714     1,600        78
                                                  --------  --------  --------
 Net (decrease) increase in cash and cash
  equivalents....................................      (91)      484       (67)
 Cash received from business acquisitions........      100        49        38
 Cash and cash equivalents at beginning of
  period.........................................      613        80       109
                                                  --------  --------  --------
 Cash and cash equivalents at end of period...... $    622  $    613  $     80
                                                  ========  ========  ========
Supplemental Disclosures
 Cash paid for interest, net of amount
  capitalized.................................... $    817  $    541  $    490
 Cash paid for income taxes...................... $  1,177  $    732  $    733

                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION

                          Consolidated Balance Sheets

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                  In millions
ASSETS
Current Assets (Note 1)
 Cash and cash equivalents (Note 7)............................ $   622 $   613
 Receivables (Notes 1 and 7)...................................   8,293   3,248
 Inventory.....................................................     736     599
 Current portion of natural gas transition costs (Note 4)......     --       81
 Current portion of purchased capacity costs (Note 5)..........     149     146
 Unrealized gains on mark-to-market transactions (Note 7)......  11,038   1,131
 Other (Note 7)................................................   1,317     353
                                                                ------- -------
   Total current assets........................................  22,155   6,171
                                                                ------- -------
Investments and Other Assets
 Investments in affiliates (Notes 8 and 14)....................   1,370   1,299
 Nuclear decommissioning trust funds (Note 11).................     717     703
 Pre-funded pension costs (Note 17)............................     304     315
 Goodwill, net (Notes 1 and 2).................................   1,566     844
 Notes receivable..............................................     462     154
 Unrealized gains on mark-to-market transactions (Notes 1 and
  7)...........................................................   4,218     690
 Other.........................................................   1,445     705
                                                                ------- -------
   Total investments and other assets..........................  10,082   4,710
                                                                ------- -------
Property, Plant and Equipment (Notes 1, 5, 9, 10 and 11)
 Cost..........................................................  34,615  30,436
 Less accumulated depreciation and amortization................  10,146   9,441
                                                                ------- -------
   Net property, plant and equipment...........................  24,469  20,995
                                                                ------- -------
Regulatory Assets and Deferred Debits (Note 1)
 Purchased capacity costs (Note 5).............................     356     497
 Deferred debt expense (Note 7)................................     208     223
 Regulatory asset related to income taxes......................     506     500
 Other (Notes 4 and 14)........................................     400     313
                                                                ------- -------
   Total regulatory assets and deferred debits.................   1,470   1,533
                                                                ------- -------
Total Assets................................................... $58,176 $33,409
                                                                ======= =======

                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION

                                                               December 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                                                                In millions
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable............................................ $ 7,375  $ 2,312
 Notes payable and commercial paper (Notes 7 and 10).........   1,826      267
 Taxes accrued (Note 1)......................................     261      685
 Interest accrued............................................     208      139
 Current maturities of long-term debt and preferred stock
  (Notes 10 and 13)..........................................     470      515
 Unrealized losses on mark-to-market transactions (Notes 1
  and 7).....................................................  11,070    1,241
 Other (Notes 1 and 14)......................................   1,769      717
                                                              -------  -------
   Total current liabilities.................................  22,979    5,876
                                                              -------  -------
Long-term Debt (Notes 7 and 10)..............................  11,019    8,683
                                                              -------  -------
Deferred Credits and Other Liabilities (Note 1)
 Deferred income taxes (Note 6)..............................   3,851    3,402
 Investment tax credit (Note 6)..............................     211      225
 Nuclear decommissioning costs externally funded (Note 11)...     717      703
 Environmental cleanup liabilities (Note 14).................     100      101
 Unrealized losses on mark-to-market transactions (Note 7)...   3,581      438
 Other (Note 14).............................................   1,574    2,099
                                                              -------  -------
   Total deferred credits and other liabilities..............  10,034    6,968
                                                              -------  -------
Commitments and Contingencies (Notes 5, 11 and 14)
Guaranteed Preferred Beneficial Interests in Subordinated
 Notes of Duke Energy Corporation or Subsidiaries (Notes 7
  and 12)....................................................   1,406    1,404
                                                              -------  -------
Minority Interests (Note 2)..................................   2,435    1,200
                                                              -------  -------
Preferred and Preference Stock (Notes 7 and 13)
 Preferred and preference stock with sinking fund
  requirements...............................................      38       71
 Preferred and preference stock without sinking fund
  requirements...............................................     209      209
                                                              -------  -------
   Total preferred and preference stock......................     247      280
                                                              -------  -------
Common Stockholders' Equity (Notes 1, 15 and 16)
 Common stock, no par, 1 billion shares authorized; 739
  million and 733 million shares outstanding at December 31,
  2000 and 1999, respectively................................   4,797    4,603
 Retained earnings...........................................   5,379    4,397
 Accumulated other comprehensive income......................    (120)      (2)
                                                              -------  -------
   Total common stockholders' equity.........................  10,056    8,998
                                                              -------  -------
Total Liabilities and Common Stockholders' Equity............ $58,176  $33,409
                                                              =======  =======

                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION

             Consolidated Statements Of Common Stockholders' Equity
                            And Comprehensive Income

                                            Accumulated
                                               Other                  Total
                           Common Retained Comprehensive          Comprehensive
                           Stock  Earnings    Income      Total      Income
                           ------ -------- ------------- -------  -------------
                                               In millions
Balance December 31,
 1997....................  $4,284  $3,256      $ --      $ 7,540
Net income...............           1,252                  1,252     $1,252
                                                                     ------
    Total comprehensive
     income..............                                            $1,252
                                                                     ======
Dividend reinvestment and
 employee benefits (Note
 16).....................     165                            165
Common stock dividends...            (794)                  (794)
Preferred and preference
 stock dividends
 (Note 13)...............             (21)                   (21)
Other capital stock
 transactions, net.......               8                      8
                           ------  ------      -----     -------
Balance December 31,
 1998....................  $4,449  $3,701      $ --      $ 8,150
                           ------  ------      -----     -------
Net income...............           1,507                  1,507     $1,507
Other comprehensive
 income:
  Foreign currency
   translation
   adjustments (Note 1)..                         (2)         (2)        (2)
                                                                     ------
    Total comprehensive
     income..............                                            $1,505
                                                                     ======
Dividend reinvestment and
 employee benefits (Note
 16).....................     154                            154
Common stock dividends...            (802)                  (802)
Preferred and preference
 stock dividends
 (Note 13)...............             (20)                   (20)
Other capital stock
 transactions, net.......              11                     11
                           ------  ------      -----     -------
Balance December 31,
 1999....................  $4,603  $4,397      $  (2)    $ 8,998
                           ------  ------      -----     -------
Net income...............           1,776                  1,776     $1,776
Other comprehensive
 income:
  Foreign currency
   translation
   adjustments (Note 1)..                       (118)       (118)      (118)
                                                                     ------
    Total comprehensive
     income..............                                            $1,658
                                                                     ======
Dividend reinvestment and
 employee benefits (Note
 16).....................     194                            194
Common stock dividends...            (809)                  (809)
Preferred and preference
 stock dividends
 (Note 13)...............             (19)                   (19)
Other capital stock
 transactions, net.......              34                     34
                           ------  ------      -----     -------
Balance December 31,
 2000....................  $4,797  $5,379      $(120)    $10,056
                           ======  ======      =====     =======

                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION

                   Notes To Consolidated Financial Statements

              For the Years Ended December 31, 2000, 1999 and 1998

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

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's best available knowledge of current and expected future events, actual results could differ from those estimates.

   "Duke Energy" is used in these Notes as a collective reference to Duke Energy Corporation and its subsidiaries.

   Cash and Cash Equivalents. All liquid investments with maturities at date of purchase of three months or less are considered cash equivalents.

   Inventory. Inventory consists primarily of materials and supplies, natural gas and natural gas liquid (NGL) products held in storage for transmission, processing and sales commitments, and coal held for electric generation. Inventory is recorded at the lower of cost or market, primarily using the average cost method.

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

   Commodity derivatives such as futures, forwards, over-the-counter swap agreements and options are also utilized for non-trading purposes to hedge the impact of market fluctuations in the price of natural gas, electricity and other energy-related products. To qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the underlying hedged commodity. Under the deferral method of accounting, gains and losses related to commodity derivatives that qualify as hedges are recognized in income when the underlying hedged physical transaction closes and are included in the Consolidated Statements of Income as Natural Gas and Petroleum Products Purchased, or Net Interchange and Purchased Power. If the commodity derivative is no longer sufficiently correlated to the underlying commodity, or if the underlying commodity transaction closes earlier than anticipated, the deferred gains or losses are recognized in income.

   Duke Energy periodically uses interest rate swaps, accounted for under the accrual method, to manage the interest rate characteristics associated with outstanding debt. Interest rate differentials to be paid or received as interest rates change are accrued and recognized as an adjustment to interest expense. The amount accrued as either a payable to or a receivable from counterparties is included in the Consolidated Balance Sheets as Deferred Debt Expense.

   Duke Energy also periodically utilizes interest rate lock agreements to hedge interest rate risk associated with new debt issuances. Under the deferral method of accounting, gains or losses on such agreements, when settled, are deferred in the Consolidated Balance Sheets as Long-Term Debt and are amortized in the Consolidated Statements of Income as an adjustment to Interest Expense.

                            DUKE ENERGY CORPORATION

   Duke Energy is exposed to foreign currency risk from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, contracts are denominated in or indexed to the U.S. dollar or investments may be hedged through debt denominated in the foreign currency. Duke Energy also uses foreign currency derivatives, where possible, to hedge its risk related to foreign currency fluctuations. To qualify as a hedge, there must be a high degree of correlation between price movements in the derivative and the item designated as being hedged.

   Duke Energy also enters into foreign currency swap agreements to manage foreign currency risks associated with energy contracts denominated in foreign currencies. These agreements are accounted for under the mark-to-market method previously described.

   Goodwill. Goodwill represents the excess of acquisition costs over the fair value of the net assets of an acquired business. The goodwill created by Duke Energy's acquisitions is amortized on a straight-line basis over the useful lives of the assets, ranging from 10 to 40 years. The amount of goodwill reported on the Consolidated Balance Sheets as of December 31, 2000 and 1999, was $1,566 million and $844 million, net of accumulated amortization of $291 million and $218 million, respectively. See Note 2 to the Consolidated Financial Statements for information on significant goodwill additions.

   Property, Plant and Equipment. Property, plant and equipment are stated at original cost. Duke Energy capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of money. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs and replacements is charged to expense as incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates, excluding nuclear fuel, were 3.97%, 3.73% and 3.82% for 2000, 1999 and 1998, respectively.

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

   Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred in connection with the issuance of currently outstanding long-term debt are amortized over the terms of the respective issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of those items.

   Environmental Expenditures. Environmental expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated.

   Cost-Based Regulation. Duke Energy's regulated operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

                            DUKE ENERGY CORPORATION

Accordingly, certain assets and liabilities that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for non-regulated entities. These regulatory assets and liabilities are classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities, respectively. The applicability of SFAS No. 71 is routinely evaluated, and factors such as regulatory changes and the impact of competition are considered. Discontinuing cost-based regulation or increasing competition might require companies to reduce their asset balances to reflect a market basis less than cost and to write off their associated regulatory assets. Management cannot predict the potential impact, if any, of discontinuing cost-based regulation or increasing competition on future consolidated results of operations, cash flows or financial position. However, Duke Energy continues to position itself to effectively meet these challenges by maintaining competitive prices.

   Common Stock Options. Duke Energy accounts for stock-based compensation using the intrinsic method of accounting. Under this method, compensation cost, if any, is measured as the excess of the quoted market price of Duke Energy's stock at the date of the grant over the amount an employee must pay to acquire the stock. Restricted stock grants and Company Performance Awards are recorded as compensation cost over the requisite vesting period based on the market value on the date of the grant. Pro forma disclosures utilizing the fair value accounting method are included in Note 16 to the Consolidated Financial Statements. All outstanding common stock amounts and compensation awards have been adjusted to reflect the two-for-one common stock split effective January 26, 2001. See Note 15 to the Consolidated Financial Statements for additional information on the stock split.

   Revenues. Revenues on sales of electricity and transportation and storage of natural gas are recognized as service is provided. Revenues on sales of natural gas and petroleum products, as well as electricity, gas and other energy products marketed, are recognized in the period of delivery. The allowance for doubtful accounts was approximately $200 million and $43 million as of December 31, 2000 and 1999, respectively. Receivables on the Consolidated Balance Sheets included $244 million and $207 million as of December 31, 2000 and 1999, respectively, for electric service that has been provided but not yet billed to customers. When rate cases are pending final approval, a portion of the revenues is subject to possible refund. Reserves are established where required for such cases. During 2000, Duke Energy adopted the provisions of Staff Accounting Bulletin (SAB) 101 issued by the Securities and Exchange Commission. The impact of adopting SAB 101 was not material to Duke Energy.

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

                            DUKE ENERGY CORPORATION

   Foreign Currency Translation. Assets and liabilities of Duke Energy's international operations, where the local currency is the functional currency, have been translated at year-end exchange rates, and revenues and expenses have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation are included in the Consolidated Statements of Common Stockholders' Equity and Comprehensive Income as Foreign Currency Translation Adjustments. The financial statements of international operations, where the U.S. dollar is the functional currency, reflect certain transactions denominated in the local currency that have been remeasured in U.S. dollars. The remeasurement of local currencies into U.S. dollars resulting from foreign currency gains and losses is included in consolidated net income.

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

Denominator for Earnings per Share

                                                            2000  1999  1998
                                                            ----- ----- -----
                                                               In millions
   Denominator for basic earnings per share (weighted-
    average shares outstanding)............................ 735.7 729.3 722.0
   Assumed exercise of diluted stock options...............   3.7   1.6   2.4
                                                            ----- ----- -----
   Denominator for diluted earnings per share.............. 739.4 730.9 724.4
                                                            ===== ===== =====

   All common stock amounts have been adjusted to reflect the two-for-one common stock split effective January 26, 2001. See Note 15 to the Consolidated Financial Statements for additional information on the stock split.

   Extraordinary Items. In 1999, Duke Energy realized an extraordinary gain of $660 million after tax, or $0.91 per share, relating to the sale of certain pipeline companies. See Note 2 to the Consolidated Financial Statements for additional information on the extraordinary item.

   In January 1998, TEPPCO Partners, LP (TEPPCO), in which Duke Energy has a 21.1% ownership interest, redeemed certain First Mortgage Notes. A non-cash extraordinary loss of $8 million, net of income tax of $5 million, was recorded related to costs of the early retirement of debt. Earnings per common share for 1998 were reduced by $0.01 as a result of this charge.

   New Accounting Standard. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. Duke Energy was required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative

                            DUKE ENERGY CORPORATION
instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

   Duke Energy has determined the effect of implementing SFAS No. 133 and recorded a net-of-tax cumulative-effect adjustment of $96 million as a reduction in earnings. The net-of-tax cumulative-effect adjustment reducing OCI and Common Stockholders' Equity is estimated to be $921 million on January 1, 2001.

   Currently, there are ongoing discussions surrounding the implementation and interpretation of SFAS No. 133 by the Financial Accounting Standards Board's Derivatives Implementation Group. Duke Energy implemented SFAS No. 133 based on current rules and guidance in place as of January 1, 2001. However, if the definition of derivative instruments is altered, this may impact Duke Energy's transition adjustment amounts and subsequent reported operating results.

   Reclassifications. Certain prior period amounts have been reclassified in the Consolidated Financial Statements to conform to the current presentation.

2. Business Acquisitions and Dispositions

   Business Acquisitions: For acquisitions accounted for using the purchase method, assets and liabilities have been consolidated as of the purchase date and earnings from the acquisitions have been included in consolidated earnings of Duke Energy subsequent to the purchase date. Assets acquired and liabilities assumed are recorded at their estimated fair values, and the excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities acquired is recorded as goodwill. Purchase price allocations are subject to adjustment when additional information concerning asset and liability valuations becomes available within one year after the acquisition.

   Market Hub Partners (MHP). In September 2000, Duke Energy, through a wholly owned subsidiary, completed the approximately $400 million acquisition of MHP from subsidiaries of NiSource Inc. for approximately $250 million in cash and the assumption of $150 million in debt. MHP provides natural gas storage services in Louisiana and Texas with a current capacity of 23 billion cubic feet with significant expansion capabilities. Approximately $159 million of goodwill was recorded in the transaction and is being amortized on a straight-line basis over 35 years. In association with the acquisition of MHP, a tender offer was made for $115 million of the assumed debt as required by the debt agreements. As of December 31, 2000, approximately $88 million of this debt was retired.

   Phillips Petroleum's Gas Gathering, Processing and Marketing Unit (Phillips). In March 2000, Duke Energy, through a wholly owned subsidiary, completed the approximately $1.7 billion transaction that combined Field Services' and Phillips' gas gathering, processing and marketing business to form a new midstream company, named Duke Energy Field Services, LLC (DEFS). In connection with the combination, DEFS issued approximately $2.75 billion of commercial paper in April 2000. The proceeds were used to make one-time cash distributions of approximately $1.53 billion to Duke Energy and $1.22 billion to Phillips Petroleum. Duke Energy owns approximately 70% of DEFS and Phillips Petroleum owns approximately 30%. Goodwill of approximately $429 million was recorded in connection with the transaction and is being amortized on a straight-line basis over 20 years.

   East Tennessee Natural Gas Company. In March 2000, Duke Energy, through a wholly owned subsidiary, completed the approximately $390 million acquisition of East Tennessee Natural Gas Company from El Paso

                            DUKE ENERGY CORPORATION

Energy. East Tennessee Natural Gas Company owns a 1,100-mile interstate natural gas pipeline system that crosses Duke Energy's Texas Eastern Transmission Corporation's (TETCO's) pipeline and serves the southeastern region of the U.S.

   Dominion Resources' Hydroelectric, Natural Gas and Diesel Power Generation Businesses. In August 1999, Duke Energy, through its wholly owned subsidiary Duke Energy International, LLC (DEI), reached a definitive agreement to acquire Dominion Resources Inc.'s 1,200-megawatt portfolio of hydroelectric, natural gas and diesel power generation businesses in Latin America (collectively, the "Dominion acquisitions") for approximately $405 million. The Dominion acquisitions were completed in April 2000, and total goodwill related to these purchases was $109 million and is being amortized on a straight-line basis over 40 years.

   Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema). In January 2000, Duke Energy, through its wholly owned subsidiary DEI, completed a series of transactions to purchase for approximately $1.03 billion an approximate 95% interest in Paranapanema, an electric generating company in Brazil. Goodwill of approximately $134 million was recorded in relation to this acquisition and is being amortized on a straight-line basis over 40 years.

   Union Pacific Resources' Gathering, Processing and Marketing Operations. In March 1999, Duke Energy through its wholly owned subsidiary, Duke Energy Field Services, Inc., completed the $1.35 billion acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources (UPR), as well as UPR's NGL marketing activities. Goodwill of $135 million has been recorded and is being amortized on a straight-line basis over 15 to 20 years.

   Dispositions: BellSouth Carolina PCS (BellSouth PCS). In September 2000, Duke Energy, through its wholly owned subsidiary DukeNet Communications, LLC (DukeNet), sold its 20% interest in BellSouth PCS for approximately $400 million to BellSouth Corporation. Operating revenues includes the resulting pre-tax gain of $407 million, or an after-tax gain of $0.34 per basic share.

   Catawba River Associates, LLC (Catawba River). During 2000, Duke Energy formed Catawba River, and third-party, non-controlling, preferred interest holders invested $1,025 million. Catawba River is a limited liability company with separate existence and identity from its members, and the assets of Catawba River are separate and legally distinct from Duke Energy. The preferred interest receives a preferred return equal to an adjusted floating reference rate (approximately 7.847% at December 31, 2000). The results of operations, cash flows and financial position of Catawba River are consolidated with Duke Energy. The preferred interest and the expense attributable to this interest are included in Minority Interests and Minority Interest Expense, respectively, on the Consolidated Financial Statements.

   PEPL Companies and Trunkline LNG. In March 1999, wholly owned subsidiaries of Duke Energy sold Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company (Trunkline) and additional storage related to those systems, which substantially comprised the Midwest Pipelines, along with Trunkline LNG Company to CMS Energy Corporation (CMS). The sales price of $2.2 billion involved cash proceeds of $1.9 billion and CMS' assumption of existing PEPL debt of approximately $300 million. The sale resulted in an extraordinary gain of $660 million, net of income tax of $404 million, and an increase in earnings per basic share of $0.91. In 1999 and 1998, earnings before interest and taxes
(EBIT) of $70 million and $156 million, respectively, relating to the Midwest Pipelines was included in Duke Energy's operating results. Under the terms of the sales agreement with CMS, Duke Energy retained certain assets and liabilities, which will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

   The pro forma results of operations for acquisitions and dispositions do not materially differ from reported results.

                            DUKE ENERGY CORPORATION

3. Business Segments

   Duke Energy is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments.

   Franchised Electric generates, transmits, distributes and sells electric energy in central and western North Carolina and the western portion of South Carolina. Its operations are conducted primarily through Duke Power and Nantahala Power and Light. These electric operations are subject to the rules and regulations of the FERC, the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (PSCSC).

   Natural Gas Transmission provides interstate transportation and storage of natural gas for customers primarily in the Mid-Atlantic, New England and southeastern states. Its operations are conducted primarily through Duke Energy Gas Transmission Corporation. The interstate natural gas transmission and storage operations are subject to the rules and regulations of the FERC.

   Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores NGLs. Its operations are conducted primarily through DEFS, a limited liability company that is approximately 30% owned by Phillips Petroleum. Field Services operates gathering systems in western Canada and 11 contiguous states that serve major natural gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, as well as onshore and offshore Gulf Coast areas.

   North American Wholesale Energy's (NAWE's) activities include asset development, operation and management, primarily through Duke Energy North America, LLC (DENA), and commodity sales and services related to natural gas and power, primarily through Duke Energy Trading and Marketing, LLC (DETM). DETM is a limited liability company that is approximately 40% owned by Exxon Mobil Corporation. NAWE also includes Duke Energy Merchants, which develops new business lines in the evolving energy commodity markets. NAWE conducts its business throughout the U.S. and Canada. The operations of the previously segregated Trading and Marketing segment were combined by management into NAWE during 2000. Previous periods have been restated to conform to current period presentation.

   International Energy conducts its operations through DEI. International Energy's activities include asset development, operation and management of natural gas and power facilities and energy trading and marketing of natural gas and electric power. This activity is targeted in the Latin American, Asia-Pacific and European regions.

   Other Energy Services is a combination of businesses that provide engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc., Duke/Fluor Daniel (D/FD) and DukeSolutions, Inc. D/FD is a 50/50 partnership between Duke Energy and Fluor Enterprises, Inc.

   Duke Ventures is comprised of other diverse businesses, primarily operating through Crescent Resources, Inc. (Crescent), DukeNet and Duke Capital Partners
(DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a newly formed, wholly owned merchant finance company, provides financing, investment banking and asset management services to wholesale and commercial energy markets.

                            DUKE ENERGY CORPORATION

   Duke Energy's reportable segments are strategic business units that offer different products and services and are each managed separately. The accounting policies for the segments are the same as those described in Note 1 to the Consolidated Financial Statements. Management evaluates segment performance based on EBIT after deducting minority interests. EBIT presented in the accompanying table includes intersegment sales accounted for at prices representative of unaffiliated party transactions. Segment assets are provided as additional information in the accompanying table and are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

   Other Operations primarily include certain unallocated corporate items.

Business Segment Data

                                                                      Depreciation Capital and
                          Unaffiliated Intersegment  Total                and       Investment  Segment
                            Revenues     Revenues   Revenues   EBIT   Amortization Expenditures Assets
                          ------------ ------------ --------  ------  ------------ ------------ -------
                                                          In millions
Year Ended December 31,
 2000
Franchised Electric.....    $ 4,946      $    --    $ 4,946   $1,704     $  565       $  661    $12,819
Natural Gas
 Transmission...........        998           133     1,131      534        131          973      4,995
Field Services..........      7,601         1,459     9,060      296        240          376      6,266
North American Wholesale
 Energy.................     33,590           284    33,874      418         75        1,937     28,213
International Energy....      1,060             7     1,067      331         97          980      4,551
Other Energy Services...        528           167       695      (61)        13           28        543
Duke Ventures...........        642           --        642      563         17          643      1,967
Other Operations........        (47)           68        21       (2)        29           36      2,749
Eliminations and
 minority interests.....        --         (2,118)   (2,118)     231        --           --      (3,927)
                            -------      --------   -------   ------     ------       ------    -------
 Total consolidated.....    $49,318      $    --    $49,318   $4,014     $1,167       $5,634    $58,176
                            =======      ========   =======   ======     ======       ======    =======
Year Ended December 31,
 1999
Franchised Electric.....    $ 4,700      $    --    $ 4,700   $  856     $  542       $  759    $13,133
Natural Gas
 Transmission...........      1,124           106     1,230      627        126          261      3,897
Field Services..........      2,883           707     3,590      144        131        1,630      3,565
North American Wholesale
 Energy.................     11,623           178    11,801      209         57        1,028      6,268
International Energy....        323            34       357       42         58        1,779      4,459
Other Energy Services...        886           103       989      (94)        14           94        612
Duke Ventures...........        232           --        232      162         13          382      1,031
Other Operations........         (5)           44        39        5         27            3      1,250
Eliminations and
 minority interests.....        --         (1,172)   (1,172)      92        --           --        (806)
                            -------      --------   -------   ------     ------       ------    -------
 Total consolidated.....    $21,766      $    --    $21,766   $2,043     $  968       $5,936    $33,409
                            =======      ========   =======   ======     ======       ======    =======
Year Ended December 31,
 1998
Franchised Electric.....    $ 4,626      $    --    $ 4,626   $1,513     $  522       $  586    $12,953
Natural Gas
 Transmission...........      1,440           102     1,542      702        215          290      4,996
Field Services..........      2,132           545     2,677       76         80          304      1,893
North American Wholesale
 Energy.................      8,727            56     8,783      133         27          796      4,394
International Energy....        125            34       159       12         15          239        900
Other Energy Services...        436            85       521       10         12           41        376
Duke Ventures...........        171           --        171      122         10          232        818
Other Operations........          5            26        31       22         28           12        874
Eliminations and
 minority interests.....        --           (848)     (848)      57        --           --        (398)
                            -------      --------   -------   ------     ------       ------    -------
 Total consolidated.....    $17,662      $    --    $17,662   $2,647     $  909       $2,500    $26,806
                            =======      ========   =======   ======     ======       ======    =======

                            DUKE ENERGY CORPORATION

  Geographic Data

                                                    Latin   Other
                                     U.S.   Canada America Foreign Consolidated
                                    ------- ------ ------- ------- ------------
                                                    In millions
   2000
   Consolidated revenues........... $43,282 $4,964 $  512  $  560    $49,318
   Consolidated long-term assets...  31,074    900  2,823   1,222     36,019
   1999
   Consolidated revenues........... $19,336 $2,007 $  171  $  252    $21,766
   Consolidated long-term assets...  22,995    250  2,708     901     26,854
   1998
   Consolidated revenues........... $16,589 $  996 $   31  $   46    $17,662
   Consolidated long-term assets...  20,982    140    207     632     21,961

4. Regulatory Matters

   Franchised Electric. The NCUC and the PSCSC approve rates for retail electric sales within their respective states. The FERC approves Franchised Electric's rates for electric sales to wholesale customers. Electric sales to the other joint owners of the Catawba Nuclear Station, which represent a majority of Franchised Electric's wholesale revenues, are set through contractual agreements.

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

   On December 20, 1999 and February 25, 2000, the FERC issued its Order 2000 and Order 2000-A regarding Regional Transmission Organizations (RTOs). In these orders, the FERC stressed the voluntary nature of RTO participation by utilities and set minimum characteristics and functions that must be met by utilities that participate in an RTO, including exclusive and independent authority to propose rates, terms and conditions of transmission service provided over the facilities it operates. The order provides for an open, flexible structure for RTOs to meet the needs of the market and provides for the possibility of incentive ratemaking and other benefits for utilities that participate in an RTO.

   As a result of these rulemakings, on October 16, 2000, Duke Energy and two other investor-owned utilities, Progress Energy and South Carolina Electric & Gas, filed with the FERC to establish GridSouth Transco, LLC (GridSouth), as an RTO. If approved, GridSouth will be a for-profit, independent transmission company, responsible for operating and planning the companies' combined transmission systems. The target date for formation of GridSouth is December 15, 2001. However, the actual date that GridSouth becomes operational will depend upon the resolution of all necessary regulatory approvals and resolving all technical issues. Management believes that the establishment of GridSouth will not have a material adverse effect on future consolidated results of operations, cash flows or financial position.

   Natural Gas Transmission. On February 9, 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year.

                            DUKE ENERGY CORPORATION

Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring that interstate pipelines file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity; (ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by Duke Energy during the third quarter of 2000. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in February 2000, the FERC generally denied requests for rehearing and several parties, including Duke Energy, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. During the third quarter of 2000, Duke Energy's interstate pipelines made the required pro forma tariff sheet filings. These filings are currently subject to review and approval by the FERC.

   Management does not believe the effects of these matters will have a material effect on Duke Energy's future consolidated results of operations, cash flows or financial position.

5. Joint Ownership of Generating Facilities

  Joint Ownership of Catawba Nuclear Station

                                                                              Ownership
   Owner                                                                      Interest
   -----                                                                      ---------
   North Carolina Municipal Power Agency Number 1 (NCMPA)...................    37.5%
   North Carolina Electric Membership Corporation (NCEMC)...................    28.1%
   Duke Energy Corporation..................................................    12.5%
   Piedmont Municipal Power Agency (PMPA)...................................    12.5%
   Saluda River Electric Cooperative, Inc. (Saluda River)...................     9.4%
                                                                               ------
                                                                               100.0%
                                                                               ======

   As of December 31, 2000, $525 million of property, plant and equipment and $268 million of accumulated depreciation and amortization represented Duke Energy's investment in Catawba Nuclear Station Units 1 and 2. Duke Energy's share of operating costs is included in the Consolidated Statements of Income.

   Duke Energy entered into contractual interconnection agreements with the other joint owners of Catawba Nuclear Station to purchase declining percentages of the generating capacity and energy from the station, which expired during 2000.

   The portion of purchased capacity costs subject to levelization in rates was deferred. As of December 31, 2000 and 1999, $505 million and $643 million, respectively, associated with the cost of capacity purchased but not reflected in current rates have been accumulated in the Consolidated Balance Sheets as Purchased Capacity Costs and Current Portion of Purchased Capacity Costs. Duke Energy is recovering the accumulated balance, including returns on the deferred balance, over a period expected to end in 2004. Jurisdictional levelizations are intended to recover total costs, including deferred returns, and are subject to adjustments, including final true-ups. For the years ended December 31, 2000, 1999 and 1998, purchased capacity and energy costs from the other joint owners were approximately $7 million, $62 million and $88 million, respectively. These amounts, after adjustments for amounts in current rates, are included in the Consolidated Statements of Income as Net Interchange and Purchased Power.

                            DUKE ENERGY CORPORATION

   The interconnection agreements also provide for supplemental power sales by Duke Energy to the other joint owners of Catawba Nuclear Station to satisfy their capacity and energy needs beyond the capacity and energy which they retain from the station or potentially acquire in the form of other resources. The agreements further provide the other joint owners the ability to secure such supplemental requirements outside of these contractual agreements following an appropriate notice period. NCEMC, Saluda River and NCMPA have given such appropriate notice effective January 1, 2001. PMPA will continue to receive supplemental power sales from Duke Energy through December 31, 2005. As the other joint owners retain more capacity and energy from the station, or obtain additional capacity and energy from a third party, supplemental power sales are expected to decline. Management believes this will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

6. Income Taxes

  Income Tax Expense

                                                             For the Years
                                                                 Ended
                                                             December 31,
                                                           -------------------
                                                            2000   1999   1998
                                                           ------  -----  ----
                                                              In millions
   Current income taxes
     Federal.............................................. $  679  $ 525  $673
     State................................................    109    138   138
     Foreign..............................................     18      1   --
                                                           ------  -----  ----
       Total current income taxes.........................    806    664   811
                                                           ------  -----  ----
   Deferred income taxes, net
     Federal..............................................    187   (126)  (15)
     State................................................     13    (65)   (4)
     Foreign..............................................     29     (1)  --
                                                           ------  -----  ----
       Total deferred income taxes, net...................    229   (192)  (19)
                                                           ------  -----  ----
   Investment tax credit amortization.....................    (15)   (19)  (15)
                                                           ------  -----  ----
   Total income tax expense............................... $1,020  $ 453  $777
                                                           ======  =====  ====

  Income Tax Expense Reconciliation to Statutory Rate

                                                             For the Years
                                                                 Ended
                                                             December 31,
                                                           -------------------
                                                            2000   1999   1998
                                                           ------  -----  ----
                                                              In millions
   Income tax, computed at the statutory rate of 35%...... $  979  $ 455  $713
   Adjustments resulting from:
     State income tax, net of federal income tax effect...     75     47    90
     Favorable resolution of federal tax issues...........    (18)   (30)  --
     Other items, net.....................................    (16)   (19)  (26)
                                                           ------  -----  ----
       Total income tax expense........................... $1,020  $ 453  $777
                                                           ------  -----  ----
   Effective tax rate.....................................   36.5%  34.9% 38.1%
                                                           ======  =====  ====

                            DUKE ENERGY CORPORATION

  Net Deferred Income Tax Liability Components

                                                               December 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                                                                In millions
   Deferred credits and other liabilities.................... $   429  $   500
   International property, plant, & equipment................     153      --
   Other.....................................................      10        8
                                                              -------  -------
     Total deferred income tax assets........................     592      508
   Valuation allowance.......................................      (9)      (6)
                                                              -------  -------
     Net deferred income tax assets..........................     583      502
                                                              -------  -------
   Investments and other assets..............................    (320)    (245)
   Property, plant and equipment.............................  (2,707)  (2,483)
   Regulatory assets and deferred debits.....................    (326)    (427)
   Regulatory asset related to restating to pre-tax basis....    (429)    (432)
                                                              -------  -------
     Total deferred income tax liability.....................  (3,782)  (3,587)
                                                              -------  -------
   State deferred income tax, net of federal tax effect......    (320)    (340)
                                                              -------  -------
     Total net deferred income tax liability................. $(3,519) $(3,425)
                                                              =======  =======

7. Risk Management and Financial Instruments

   Commodity Derivatives -- Trading. Duke Energy provides risk management services to its customers through forward contracts, futures, over-the-counter swap agreements and options (collectively, "commodity derivatives"). Duke Energy engages in the trading of commodity derivatives, and therefore experiences net open positions, which are managed with strict policies that limit its exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk measurement. The weighted-average life of Duke Energy's commodity trading portfolio was approximately 25 months at December 31, 2000.

  Net Gains Recognized from Trading Activities

                                                                  2000 1999 1998
                                                                  ---- ---- ----
                                                                   In millions
   Natural gas................................................... $212 $83  $114
   Electricity...................................................  368  41    14
   Other(a)......................................................   46 --    --

  --------
  (a) Other includes refined products, fertilizer, crude oil and other miscellaneous commodities.

  Absolute Notional Contract Quantity of Commodity Derivatives Held for Trading Purposes

                                                                  December 31,
                                                                 ---------------
                                                                  2000    1999
                                                                 ------- -------
   Natural gas, in billion cubic feet...........................  39,716  17,248
   Electricity, in gigawatt hours............................... 289,109 185,536
   Fertilizer contracts, in thousands of tonnes................. 141,619     --
   Refined products, in thousands of barrels.................... 451,133     --

                            DUKE ENERGY CORPORATION

  Fair Values of Commodity Derivatives -- Trading

                                              2000                 1999
                                       -------------------- -------------------
                                       Assets   Liabilities Assets  Liabilities
                                       -------  ----------- ------  -----------
                                                    In millions
   Fair values at December 31,
     Natural gas...................... $45,423    $45,104   $2,966    $2,855
     Electricity......................   9,436      9,254    1,302     1,271
     Fertilizer contracts.............   5,886      5,850      --        --
     Refined products.................   1,192      1,159      --        --
     Other(a).........................     303        268      --        --
     Eliminations..................... (46,984)   (46,984)  (2,447)   (2,447)
                                       -------    -------   ------    ------
       Total fair values.............. $15,256    $14,651   $1,821    $1,679
                                       =======    =======   ======    ======
   Average fair values for the year
     Natural gas......................  20,150     19,801    2,401     2,269
     Electricity......................   6,650      6,558      962       900
     Fertilizer contracts.............   3,002      2,974      --        --
     Refined products.................   1,345      1,309      --        --
     Other(a).........................     437        427      --        --

  --------
  (a) Other includes crude oil and other miscellaneous commodities.

   Commodity Derivatives -- Non-Trading. Duke Energy also manages its exposure to risk from existing assets, liabilities and commitments by hedging the impact of market fluctuations. At December 31, 2000 and 1999, Duke Energy held or issued several commodity derivatives, primarily in the form of swaps, that reduce exposure to market price fluctuations for certain power and NGL production facilities. At December 31, 2000, these commodity derivatives extended for periods up to 10 years and generally contain margin requirements. The gains, losses and costs related to non-trading commodity derivatives are not recognized until the underlying physical transaction closes. At December 31, 2000 and 1999, Duke Energy had unrealized net losses of $1,642 million and $120 million, respectively, related to non-trading commodity derivatives. These unrealized losses partially offset the unrealized market value gains related to future cash flows from underlying asset positions.

  Absolute Notional Contract Quantity of Commodity Derivatives Held for Non-Trading Purposes

                                                                   December 31,
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
   Natural gas, in billion cubic feet.............................    401    592
   Electricity, in gigawatt hours................................. 75,932 45,877
   Power capacity, in megawatt months............................. 35,325 25,950
   Crude oil, in thousands of barrels............................. 43,991 32,764

   Interest Rate Derivatives. Duke Energy periodically enters into financial derivative instruments including, but not limited to, swaps, options and interest rate locks to manage and mitigate interest rate risk related to existing and anticipated borrowings. The notional amounts shown in the following table serve solely as a basis for the calculation of payment streams to be exchanged. These notional amounts are not a measure of Duke Energy's exposure through its use of derivatives. Fair values shown in the following table represent estimated amounts that Duke Energy would have received (paid) if the swaps had been settled at current market rates on the respective dates.

                            DUKE ENERGY CORPORATION

  Interest Rate Derivatives

                                               December 31,
                             -------------------------------------------------
                                       2000                     1999
                             ------------------------ ------------------------
                             Notional Fair  Contracts Notional Fair  Contracts
                             Amounts  Value  Expire   Amounts  Value  Expire
                             -------- ----- --------- -------- ----- ---------
                                            Dollars in millions
   Fixed-to-floating rate
    swaps...................   $275    $27       2009   $100   $  1    2000
   Cancelable fixed-to-
    floating rate swaps.....    630     20  2004-2022    --     --      --
   CP(a) floating-to-fixed
    rate swaps..............    100     (1)      2001    500      1    2000
   Interest rate locks......    275     (9)      2011    --     --      --

  --------
  (a) Commercial paper.

   Gains and losses that have been deferred in anticipation of planned financing transactions on interest rate swap derivatives have been capitalized and are being amortized over the life of the underlying debt. These deferred gains and losses were not material in 2000 or 1999. As a result of the interest rate swap contracts, interest expense for the relative notional amount is recognized at the weighted-average rates as depicted in the following table.

  Weighted-Average Rates for Interest Rate Swaps

                                                         For the Years Ended
                                                             December 31,
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------  ------  ------
   Fixed-to-floating rate swaps.........................   6.50%   5.71%   6.04%
   Cancelable fixed-to-floating rate swaps..............   5.09%    --      --
   Commercial paper swaps...............................   6.11%   4.95%    --

   Foreign Currency Derivatives. NAWE enters into foreign currency swap agreements to manage foreign currency risks associated with energy contracts denominated in foreign currencies, primarily in the Canadian dollar. As of December 31, 2000, the agreements had a notional contract amount of approximately $1,396 million, beginning in the year 2001 and extending through the year 2005, and had a weighted-average fixed exchange rate of 1.4672 Canadian dollars to one U.S. dollar. As of December 31, 1999, the agreements had a notional contract amount of approximately $762 million, beginning in the year 2000 and extending to the year 2005, and had a weighted-average fixed exchange rate of 1.470 Canadian dollars to one U.S. dollar. The fair value of foreign currency swap agreements was not material at December 31, 2000 or 1999.

   Market and Credit Risk. Duke Energy's principal markets for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Canada, Asia Pacific and Latin America. Duke Energy has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect Duke Energy's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. On all transactions where Duke Energy is exposed to credit risk, Duke Energy analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. As of December 31, 2000, Duke Energy had approximately $400 million in receivables related to energy sales in California. Duke Energy quantified its exposures with regard to those receivables and recorded a provision of $110 million. See Note 14 to the Consolidated Financial Statements for further information regarding credit exposure.

                            DUKE ENERGY CORPORATION

   The change in market value of New York Mercantile Exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Physical forward contracts and financial derivatives are generally settled at the expiration of the contract term or each delivery period; however, these transactions are also generally subject to margin agreements with the majority of Duke Energy's counterparties.

   Financial Instruments. The fair value of financial instruments is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2000 and 1999, are not necessarily indicative of the amounts Duke Energy could have realized in current markets. The majority of the estimated fair value amounts were obtained from independent parties.

  Financial Instruments

                                               2000                1999
                                        ------------------- ------------------
                                         Book   Approximate  Book  Approximate
                                         Value  Fair Value  Value  Fair Value
                                        ------- ----------- ------ -----------
                                                     In millions
   Long-term debt(a)................... $11,456   $12,198   $9,165   $8,891
   Guaranteed preferred beneficial
    interests in subordinated notes of
    Duke Energy or subsidiaries........   1,406     1,389    1,404    1,207
   Preferred stock(a)..................     280       275      313      303

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

8. Investment in Affiliates

   Investments in domestic and international affiliates that are not controlled by Duke Energy but where Duke Energy has significant influence over operations are accounted for by the equity method. These investments include undistributed earnings of $70 million and $6 million in 2000 and 1999, respectively. Duke Energy's share of net income from these affiliates is reflected in the Consolidated Statements of Income as Other Operating Revenues.

   Natural Gas Transmission. Investments primarily include ownership interests in natural gas pipeline joint ventures which transport natural gas to the U.S. from Canada. Investments include a 37.5% ownership interest in Maritimes & Northeast Pipeline, LLC.

   Field Services. Investments primarily include a 37% interest in a partnership which owns natural gas gathering systems in the Gulf of Mexico (Dauphin Island Gathering Partners) and a 21.1% ownership interest in TEPPCO.

   North American Wholesale Energy. Significant investments include a 50% indirect interest in VMC Generating Company, a merchant electric generating company, a 32.5% indirect interest in American Ref-Fuel, LLC and a 50% interest in Southwest Power Partners.

                            DUKE ENERGY CORPORATION

   International Energy. International Energy has investments in various natural gas and electric generation and transmission facilities in its targeted geographic areas. Significant investments include a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) business in Jubail, Saudi Arabia.

   Other Energy Services. Investments include the participation in various construction and support activities for fossil-fueled generating plants.

   Duke Ventures. Significant investments include various real estate development projects and a 20% interest in the BellSouth PCS joint venture until its sale in 2000.

Investment in Affiliates

                                December 31, 2000              December 31, 1999             December 31, 1998
                          -----------------------------  -----------------------------  ----------------------------
                          Domestic International Total   Domestic International Total   Domestic International Total
                          -------- ------------- ------  -------- ------------- ------  -------- ------------- -----
                                                                In millions
Natural Gas
 Transmission...........   $   82      $ 88      $  170    $ 67       $ 83      $  150    $104       $ 37      $141
Field Services..........      373       --          373     439        --          439     303        --        303
North American Wholesale
 Energy.................      635         9         644     425        --          425     171        --        171
International Energy....      --        154         154     --         224         224     --         223       223
Other Energy Services...       11         7          18      51          6          57      19         23        42
Duke Ventures...........       23       --           23      10        --           10      24        --         24
Other Operations........      (12)      --          (12)     (6)       --           (6)     (2)       --         (2)
                           ------      ----      ------    ----       ----      ------    ----       ----      ----
 Total..................   $1,112      $258      $1,370    $986       $313      $1,299    $619       $283      $902
                           ======      ====      ======    ====       ====      ======    ====       ====      ====

Equity in Earnings of Investment

                                                           For the years ended:
                          ----------------------------------------------------------------------------------------
                               December 31, 2000             December 31, 1999             December 31, 1998
                          ----------------------------  ----------------------------  ----------------------------
                          Domestic International Total  Domestic International Total  Domestic International Total
                          -------- ------------- -----  -------- ------------- -----  -------- ------------- -----
                                                               In millions
Natural Gas
 Transmission...........    $ 13       $  4      $ 17     $ 16       $  9      $ 25     $ 14       $  3      $ 17
Field Services..........      39        --         39       44        --         44        9        --          9
North American Wholesale
 Energy.................      36        --         36       47        --         47       50        --         50
International Energy....     --          43        43      --          10        10      --          18        18
Other Energy Services...     (13)       --        (13)      10          3        13        1         13        14
Duke Ventures...........      (9)       --         (9)     (22)       --        (22)     (29)       --        (29)
Other Operations........     (10)       --        (10)      (5)       --         (5)     --         --        --
                            ----       ----      ----     ----       ----      ----     ----       ----      ----
 Total..................    $ 56       $ 47      $103     $ 90       $ 22      $112     $ 45       $ 34      $ 79
                            ====       ====      ====     ====       ====      ====     ====       ====      ====

                            DUKE ENERGY CORPORATION

  Summarized Combined Financial Information of Unconsolidated Affiliates

                                                               December 31,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
                                                               In millions
   Balance Sheet
     Current assets....................................... $1,242 $1,544 $  848
     Noncurrent assets....................................  6,588  7,826  7,340
     Current liabilities..................................    888  1,155  1,084
     Noncurrent liabilities...............................  4,404  4,727  3,884
                                                           ------ ------ ------
     Net assets........................................... $2,538 $3,488 $3,220
                                                           ====== ====== ======
   Income Statement
     Operating revenues................................... $4,617 $3,510 $1,667
     Operating expenses...................................  4,039  3,104  1,166
     Net income...........................................    440    193    263

   Duke Energy had outstanding notes receivable from certain affiliates of $70 million and $72 million at December 31, 2000 and 1999, respectively.

9. Net Property, Plant and Equipment

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
                                                                In millions
   Land...................................................... $     36  $    25
   Plant:
     Electric generation and transmission....................   11,734   11,717
     Natural gas transmission................................   11,281   10,290
     Gathering and processing facilities.....................    4,434    2,466
     Other buildings and improvements........................    1,339    1,310
     Leasehold improvements..................................       14        8
   Nuclear fuel..............................................      761      741
   Equipment.................................................       92       83
   Vehicles..................................................       36       37
   Construction in process...................................    2,209    1,220
   Other.....................................................    2,679    2,539
                                                              --------  -------
       Total property, plant and equipment...................   34,615   30,436
       Total accumulated depreciation(a).....................  (10,146)  (9,441)
                                                              --------  -------
       Total net property, plant and equipment............... $ 24,469  $20,995
                                                              ========  =======

  --------
  (a) Includes amortization of nuclear fuel: 2000--$503 million; 1999--$444 million.

   Capitalized interest of $67 million, $52 million and $28 million is included in the Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998, respectively.

                            DUKE ENERGY CORPORATION

10. Debt and Credit Facilities

Long-term Debt

                                                                   December 31,
                                                                   -------------
                                                         Year Due   2000   1999
                                                        ---------- ------ ------
                                                                    In millions
Duke Energy
First and refunding mortgage bonds:(a)
  5.875%--6.375%......................................  2001--2008 $  625 $  625
  6.750%--8.30%.......................................  2023--2025    661    661
  7.0%--8.950%........................................  2027--2033    165    165
Pollution control debt, 3.850%--5.80%.................  2012--2017    172    172
Notes:
  5.375%--9.210%......................................  2009--2016    811    264
  6.0%--6.60%.........................................  2028--2038    500    500
Commercial paper, 6.510% and 5.840% weighted-average
 rate at December 31, 2000 and 1999, respectively(b)..              1,256  1,184
Other debt............................................                 18     21
Notes matured during 2000.............................                --     200
Duke Capital Corporation
Senior notes:
  6.250%--7.50%.......................................  2004--2009  1,400  1,250
  6.750%--8.50%.......................................  2018--2019    650    650
  Commercial paper, 6.660% and 5.910% weighted-average
   rate at December 31, 2000 and 1999,
   respectively(b)....................................              1,378    535
Note payable to affiliate 6.140% and 5.030% weighted-
 average rate at December 31, 2000 and 1999,
 respectively.........................................                141     86
PanEnergy Corp
Bonds:
  7.750%..............................................        2022    328    328
  8.625% Debentures...................................        2025    100    100
Notes:
  7.0%--9.90%, maturing serially......................  2003--2006    384    395
TETCO
Notes:
  7.30%--10.375%                                        2001--2010    600    500
  Medium-term, Series A, 7.640%--9.070%...............  2001--2012     51     51
Algonquin Gas Transmission Company
9.130% Notes..........................................        2003    100    100
DEFS
Notes, 7.50%--8.125%..................................  2005--2030  1,700    --
Commercial paper, 7.390% weighted-average rate at
 December 31, 2000....................................                346    --
DENA
Bonds, 7.50%--10.0%...................................  2010--2030    302    --
Capital leases........................................  2009--2028    272    207
Notes matured during 2000.............................                --     380

                            DUKE ENERGY CORPORATION

                                                               December 31,
                                                              ---------------
                                                    Year Due   2000     1999
                                                   ---------- -------  ------
                                                               In millions
DEI
Medium-term note, 7.250%..........................       2004     139     162
Notes:
  4.50%--18.0%.................................... 2001--2024     222     107
  7.90%........................................... 2004--2013     138     161
  6.0%--10.0%(c).................................. 2013--2017     477     485
Credit facilities, 6.130% and 6.010% weighted-
 average rate at December 31, 2000 and 1999,
 respectively.....................................                 44      80
Commercial paper, 6.40% and 5.510% weighted-
 average at December 31, 2000 and 1999,
 respectively.....................................                223      49
Crescent(d)
Construction and mortgage loans, 6.30%--9.50%..... 2001--2010      67      46
Other debt of subsidiaries........................                103      34
Unamortized debt discount and premium, net........                (91)    (66)
                                                              -------  ------
Total long-term debt..............................             13,282   9,432
Current maturities of long-term debt..............               (437)   (482)
Short-term notes payable and commercial paper.....             (1,826)   (267)
                                                              -------  ------
Total long-term portion...........................            $11,019  $8,683
                                                              =======  ======

- --------
(a) Substantially all of Franchised Electric's plant was mortgaged.
(b) Extendible commercial notes are included in the 2000 amounts.
(c) Paranapanema (Brazil) debt, principal is indexed annually to inflation.
(d) Substantial amounts of Crescent's real estate development projects, land and buildings were pledged as collateral.

   The weighted-average interest rate on outstanding short-term notes payable and commercial paper at December 31, 2000 and 1999, was 6.80% and 5.720%, respectively.

  Annual Maturities

                                                                     In millions
                                                                     -----------
   2001.............................................................   $   437
   2002.............................................................       263
   2003.............................................................       475
   2004.............................................................       956
   2005.............................................................       922
   Thereafter.......................................................     8,403
                                                                       -------
   Total long-term debt.............................................   $11,456
                                                                       =======

   Included in the annual maturities after 2005 is $1,536 million of long-term debt that has call options whereby Duke Energy has the option to repay the debt early. Based on the years in which Duke Energy may first exercise its redemption options, $95 million could potentially be repaid in 2001, $1,114 million in 2002, $227 million in 2003 and $100 million in 2005.

                            DUKE ENERGY CORPORATION

  Credit Facilities

                                   December 31, 2000      December 31, 1999
                                 ---------------------- ----------------------
                                   Credit                 Credit
                                 Facilities Outstanding Facilities Outstanding
                                 ---------- ----------- ---------- -----------
                                                  In millions
   364-day facilities(a)........   $1,796      $ --       $  823      $ 10
   Three-year revolving
    facilities..................       84         44         565       450
   Four-year revolving
    facilities..................      125        --          125       --
   Five-year revolving
    facilities(a)...............    2,200        --        2,200       --
                                   ------      -----      ------      ----
     Total consolidated.........   $4,205      $  44      $3,713      $460
                                   ======      =====      ======      ====

  --------
  (a) Supported commercial paper facilities.

11. Nuclear Decommissioning Costs

   Nuclear Decommissioning Costs. Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $1.9 billion stated in 1999 dollars based on decommissioning studies completed in 1999. This amount includes Duke Energy's 12.5% ownership in the Catawba Nuclear Station. The other joint owners of Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. Both the NCUC and the PSCSC have granted Duke Energy recovery of estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy's nuclear stations. The operating licenses for Duke Energy's nuclear units are subject to extension. On May 23, 2000, Duke Energy was granted a license renewal for Oconee. The current operating licenses for Duke Energy's nuclear units are as follows:

  Operating Licenses for Nuclear Units

     Unit                                                                   Year
     ----                                                                   ----
     McGuire 1............................................................. 2021
     McGuire 2............................................................. 2023
     Catawba 1............................................................. 2024
     Catawba 2............................................................. 2026
     Oconee 1 and 2........................................................ 2033
     Oconee 3.............................................................. 2034

   During 2000 and 1999, Duke Energy expensed approximately $57 million, which was contributed to the external funds for decommissioning costs, and accrued an additional $8 million to the internal reserve. Nuclear units are depreciated at an annual rate of 4.7%, of which 1.61% is for decommissioning. The balance of the external funds as of December 31, 2000 and 1999, was $717 million and $703 million, respectively. The balance of the internal reserve as of December 31, 2000 and 1999, was $231 million and $223 million, respectively, and is reflected in the Consolidated Balance Sheets as Accumulated Depreciation and Amortization. Management believes that the decommissioning costs being recovered through rates, when coupled with expected fund earnings, are currently sufficient to provide for the cost of decommissioning.

   A provision in the Energy Policy Act of 1992 established a fund for the decontamination and decommissioning of the Department of Energy's (DOE) uranium enrichment plants (the D&D Fund). Licensees are subject to an annual assessment for 15 years based on their pro rata share of past enrichment services. On June 12, 1998, Duke Energy and 21 other utilities filed a lawsuit challenging the constitutionality of the D&D Fund and seeking an injunction that prohibits the government from collecting the assessment and a refund of all

                            DUKE ENERGY CORPORATION
assessments paid. The annual assessment is recorded in the Consolidated Statements of Income as Fuel Used in Electric Generation. Duke Energy paid $10 million during 2000 and has paid $85 million cumulatively related to its ownership interests in nuclear plants. The remaining liability and regulatory assets of $62 million and $70 million at December 31, 2000 and 1999, respectively, are reflected in the Consolidated Balance Sheets as Deferred Credits and Other Liabilities, and Regulatory Assets and Deferred Debits, respectively.

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

12. Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Energy or Subsidiaries

   Duke Energy and certain subsidiaries have each formed business trusts for which they own all the respective common securities. The trusts issue and sell preferred securities and invest the gross proceeds in junior subordinated notes issued by the respective parent companies.

  Trust Preferred Securities

                                                                December 31,
                                                                --------------
   Issued                                            Rate  Due   2000    1999
   ------                                           ------ ---- ------  ------
                                                                 In millions
   1997............................................  7.20% 2037 $  350  $  350
   1998............................................ 7.375% 2038    350     350
   1998............................................ 7.375% 2038    250     250
   1999............................................ 8.375% 2029    250     250
   1999............................................  7.20% 2039    250     250
   Unamortized debt discount.......................                (44)    (46)
                                                                ------  ------
                                                                $1,406  $1,404
                                                                ======  ======

   These trust preferred securities represent preferred undivided beneficial interests in the assets of the respective trusts. Payment of distributions on these preferred securities is guaranteed by the respective parent company, but only to the extent the trusts have funds legally and immediately available to make such distributions. Dividends of $108 million, $87 million and $44 million related to the trust preferred securities have been included in the Consolidated Statements of Income as Minority Interest Expense for the years ended December 31, 2000, 1999 and 1998, respectively.

                            DUKE ENERGY CORPORATION

13. Preferred and Preference Stock

  Authorized Shares of Stock as of December 31, 2000 and 1999

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

   As of December 31, 2000 and 1999, there were no shares of preference stock outstanding.

  Preferred Stock with Sinking Fund Requirements

                                                Shares
                                              Outstanding      December 31,
                                      Year  At December 31, ---------------------
   Rate/Series                       Issued      2000         2000       1999
   -----------                       ------ ---------------   ----     ----------
                                                            Dollars in millions
   6.20% D (Preferred Stock A).....   1992      800,000     $      20  $       20
   6.30% U.........................   1992      130,000            13          13
   6.40% V.........................   1992      130,000            13          13
   6.75% X.........................   1993      250,000            25          25
   6.10% C (Preferred Stock A)(a)..   1992          --            --           20
   6.20% T(a)......................   1992          --            --           13
                                                            ---------  ----------
   Total...........................                         $      71  $      104
                                                            =========  ==========

- --------
  (a) Preferred stock series C and T redeemed in September and December, 2000, respectively.

   The annual sinking fund requirements for 2001 through 2005 are $33 million, $13 million, $2 million, $2 million and $2 million, respectively. Some additional redemptions are permitted at Duke Energy's option.

  Preferred Stock without Sinking Fund Requirements

                                          Shares
                                        Outstanding   December 31,
                                Year  At December 31, -------------
   Rate/Series                 Issued      2000        2000   1999
   -----------                 ------ --------------- ------ ------
                                                       Dollars in millions
   4.50% C....................  1964       175,000    $   18 $   18
   7.85% S....................  1992       300,000        30     30
   7.00% W....................  1993       249,989        25     25
   7.04% Y....................  1993       299,995        30     30
   6.375% (Preferred Stock
    A)........................  1993     1,257,185        31     31
   Auction Series A...........  1990       750,000        75     75
                                                      ------ ------
   Total......................                        $  209 $  209
                                                      ====== ======

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

                            DUKE ENERGY CORPORATION

Nuclear Station with two nuclear reactors. Nuclear insurance coverage is maintained in three program areas: liability coverage; property, decontamination and decommissioning coverage; and business interruption and/or extra expense coverage. Certain expenses associated with nuclear insurance premiums paid by Duke Energy are reimbursed by the other joint owners of the Catawba Nuclear Station.

   Pursuant to the Price-Anderson Act, Duke Energy is required to insure against public liability claims resulting from nuclear incidents to the full limit of liability of approximately $9.5 billion.

   Primary Liability Insurance. The maximum required private primary liability insurance of $200 million has been purchased along with a like amount to cover certain worker tort claims.

   Excess Liability Insurance. This policy currently provides approximately $9.3 billion of coverage through the Price-Anderson Act's mandatory industry-wide excess secondary insurance program of risk pooling. The $9.3 billion of coverage is the sum of the current potential cumulative retrospective premium assessments of $88 million per licensed commercial nuclear reactor. This $9.3 billion will be increased by $88 million as each additional commercial nuclear reactor is licensed, or reduced by $88 million for certain nuclear reactors that are no longer operational and may be exempted from the risk pooling insurance program. Under this program, licensees could be assessed retrospective premiums to compensate for damages in the event of a nuclear incident at any licensed facility in the nation. If such an incident occurs and public liability damages exceed primary insurances, licensees may be assessed up to $88 million for each of their licensed reactors, payable at a rate not to exceed $10 million a year per licensed reactor for each incident. The $88 million amount is subject to indexing for inflation and may be subject to state premium taxes.

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

   If NEIL's losses ever exceed its reserves for any of the above three programs, Duke Energy will be liable for assessments of up to five times its annual premiums. The current potential maximum assessments are as follows:
Primary Property Insurance -- $18 million; Excess Property Insurance -- $18 million; Business Interruption Insurance -- $15 million.

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

                            DUKE ENERGY CORPORATION

   Manufactured Gas Plants and Superfund Sites. Duke Energy was an operator of manufactured gas plants until the early 1950s and has entered into a cooperative effort with the State of North Carolina and other owners of certain former manufactured gas plant sites to investigate and, where necessary, remediate these contaminated sites. Duke Energy is considered by regulators to be a potentially responsible party and may be subject to future liability at eight federal Superfund sites and three state Superfund sites. While the cost of remediation of these sites may be substantial, Duke Energy will share in any liability associated with remediation of contamination at such sites with other potentially responsible parties. Management believes that resolution of these matters will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

   PCB (Polychlorinated Biphenyl) Assessment and Cleanup Programs. In June 1999, the Environmental Protection Agency (EPA) certified that TETCO, a wholly owned subsidiary of Duke Energy, had completed cleanup of PCB-contaminated sites under conditions stipulated by a U.S. Consent Decree in 1989. TETCO was required to continue groundwater monitoring on a number of sites for two years. This required monitoring was completed as of the end of 2000, pending EPA concurrence. TETCO will be evaluating and discussing with the EPA, appropriate state authorities or both the need for additional remediation or monitoring.

   Under terms of the sales agreement with CMS discussed in Note 2 to the Consolidated Financial Statements, Duke Energy is obligated to complete cleanup of previously identified contamination resulting from the past use of PCB-containing lubricants and other discontinued practices at certain sites on the PEPL and Trunkline systems. Based on Duke Energy's experience to date and costs incurred for cleanup operations, management believes the resolution of matters relating to the environmental issues discussed above will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

   Air Quality Control. In October 1998, the EPA issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans (SIPs) to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA's rule was challenged in court by various states, industry and other interests, including the states of North Carolina and South Carolina, and Duke Energy. In March 2000, the court upheld most aspects of the EPA's rule. The same court subsequently issued a decision that extended the compliance deadline for implementation of emission reductions to May 31, 2004. In January 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act
(CAA) that has virtually identical emission control requirements as its October 1998 action, but with a May 1, 2003 compliance date. The EPA's 2000 rule has been challenged in court. The court is expected to issue its decision during the spring of 2001.

   In response to the EPA's October 1998 rule, both North Carolina and South Carolina are in the process of finalizing the SIP revisions to implement the EPA rule's emission reduction requirements. Additionally, North Carolina has adopted a separate rule that caps nitrogen oxide emissions from coal-fired power plants in the event the EPA's SIP rule is eventually overturned.

   Depending on the resolution of these and related matters, management anticipates that costs to Duke Energy may range from $500 million to $900 million in capital costs for additional emission controls over an estimated time period which continues through 2007. Emission control retrofits of this type are large technical, design and construction projects. These projects will be managed closely to ensure the continuation of reliable electric service to Duke Energy's customers throughout the projects and upon their completion.

   On December 22, 2000, the U.S. Justice Department, acting on behalf of the EPA, filed a complaint against Duke Energy in the U.S. District Court in Greensboro, North Carolina, for alleged violations of the New Source Review
(NSR) provisions of the CAA. The EPA is claiming that 29 projects performed at 25 of Duke Energy's coal-fired units were major modifications as defined in the CAA and that Duke Energy violated

                            DUKE ENERGY CORPORATION
the CAA's NSR requirements when it undertook those projects without obtaining permits and installing emission controls for sulfur dioxide, nitrogen oxide and particulate matter. The complaint requests, among other things, that the court enjoin Duke Energy from operating the coal-fired units identified in the complaint, and order Duke Energy to install additional emission controls and pay unspecified civil penalties. This complaint appears to be part of the EPA's NSR enforcement initiative, in which the EPA claims that utilities and others have committed widespread violations of the CAA permitting requirements for the past 25 years. The EPA has sued or issued notices of violation or investigative information requests, to at least 48 other electric utilities and cooperatives.

   The EPA's allegations run counter to previous EPA guidance regarding the applicability of the NSR permitting requirements. Duke Energy, along with other utilities, has routinely undertaken the type of repair, replacement, and maintenance projects that the EPA now claims are illegal. Duke Energy believes that all of its electric generation units are properly permitted and have been properly maintained, and intends to defend itself vigorously against these alleged violations. However, because these matters are in a preliminary stage, management cannot estimate the effects of these matters on Duke Energy's future consolidated results of operations, cash flows or financial position. The CAA authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Civil penalties, if ultimately imposed by the court, and the cost of any required new pollution control equipment, if the court accepts the EPA's contentions, could be substantial.

   Injury and Damages Claims. Duke Energy has experienced numerous claims relating to damages for personal injury alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy on its electric generation plants during the 1960s and 1970s. During 1999, Duke Energy experienced a significant increase in the number of these claims. This increase, coupled with its cumulative experience in claims received, prompted Duke Energy to conduct a comprehensive review which was completed in late 1999 and to record an $800 million accrual, which is included in Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets, to reflect the purchase of a third-party insurance policy as well as estimated amounts for future claims not recoverable under such policy. The insurance policy, combined with amounts covered by self-insurance reserves, provides for claims paid up to an aggregate of $1.6 billion. Duke Energy currently believes the estimated claims relating to this exposure will not exceed such amount. While Duke Energy is uncertain as to the timing of when claims will be received, portions of the estimated claims may not be received and paid for 30 or more years.

   While Duke Energy has recorded an accrual related to this estimated liability, such estimates cannot be made with certainty. Factors, such as the frequency and magnitude of claims, could result in changes in the estimates of the injury and damages liability and insurance recoveries. Such changes could result in, over time, a difference from the amount currently reflected in the financial statements. However, due to Duke Energy's insurance program relating to this liability, management believes that any changes in the estimates would not have a material adverse effect on consolidated results of operations, cash flows or financial position.

   California Issues. California Litigation. Duke Energy's subsidiaries, DENA and DETM, have been named among 16 defendants in a class action lawsuit (the Gordon lawsuit) filed against companies identified as "generators and traders" of electricity in California markets. DETM also was named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers and traders and other unnamed providers of electricity in California markets. These suits were brought either by or on behalf of electricity consumers in the State of California. The Gordon and Hendricks class action suits were filed in the Superior Court of the State of California, San Diego County, in November 2000. The other three suits were filed in January 2001, one in the Superior Court of the State of California, San Diego County, and the other two in the Superior Court of the State of California, County of San Francisco. These suits generally allege that the defendants manipulated the

                            DUKE ENERGY CORPORATION
wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. Plaintiffs in the Gordon suit seek aggregate damages of over $4 billion, and the plaintiffs in the other suits, to the extent damages are specified, allege damages in excess of $1 billion. The lawsuits each seek the disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in three suits, an award of treble damages.

   California Wholesale Electricity Markets. As a result of high prices in the western U.S. wholesale electricity markets in 2000, several state and federal regulatory investigations and complaints have commenced to determine the causes of the prices and potentially to recommend remedial action. The FERC concluded its investigation by issuing on December 15, 2000, an Order Directing Remedies in California Wholesale Electricity Markets. In this conclusion, the FERC found no basis in allegations made by government officials in California that specific electric generators artificially drove up power prices. This conclusion is consistent with similar findings by the Compliance Unit of the California Power Exchange (CalPX) and the Northwest Power Planning Council. That Order is the subject of numerous rehearing requests.

   At the state level, the California Public Utilities Commission, the California Electricity Oversight Board, the California Bureau of State Audits and the California Office of the Attorney General all have separate ongoing investigations into the high prices and their causes. None of those investigations have been completed and no findings have been made in connection with any of them.

   California Utilities Defaults and Other Proceedings. Two California electric utilities recently defaulted on many of their obligations to suppliers and creditors. NAWE supplies electric power to these utilities directly and indirectly through contracts through the California Independent System Operator (CAISO) and the CalPX. NAWE also supplies natural gas to these utilities under direct contracts. With respect to electric power sales through the CAISO and CalPX, Duke Energy quantified its exposures at December 31, 2000 to these utilities and recorded a $110 million provision. As a result of these defaults and certain related government actions, Duke Energy has taken a number of steps, including initiating court actions, to mitigate its exposure.

   While these matters referenced above are in their earliest stages, management does not believe, based on its analysis to date of the factual background and the claims asserted in these matters, that their resolution will have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

   Litigation. Exxon Mobil Corporation Arbitration. In December 2000, three subsidiaries of Duke Energy initiated binding arbitration against three subsidiaries of the Exxon Mobil Corporation (collectively, the "Exxon Mobil entities") concerning the parties' joint ownership of DETM and certain related affiliates (collectively, the "Ventures"). At issue is a buy-out right provision in the parties' agreement. The agreements governing the ownership of the Ventures contain provisions giving Duke Energy the right to purchase the Exxon Mobil entities' 40% interest in the Ventures in the event material business disputes arise between the Ventures' owners. Such disputes have arisen, and consequently, Duke Energy exercised its right to buy the Exxon Mobil entities' interest. Duke Energy claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the buy-out right provision, and seeks specific performance of the provision. Duke Energy also complains of the Exxon Mobil entities' lack of use of, and contributions to, the Ventures.

   In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas state court action alleging that Duke Energy breached its obligations to the Ventures and to the Exxon Mobil entities. The Exxon Mobil entities also claim that Duke Energy violated a Guaranty Agreement. While this matter is in its early stages, management believes that the final disposition of this action will not have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

                            DUKE ENERGY CORPORATION

   Other Commitments and Contingencies. Financial Guarantees. Certain subsidiaries of Duke Energy have guaranteed debt agreements of affiliates and have provided surety bonds and letters of credit, all of which totaled approximately $1.9 billion and $853 million as of December 31, 2000 and 1999, respectively. The increase in the amount of these obligations is primarily due to increasing support for margin deposits and power exchange participation.

   Leases. Duke Energy utilizes assets under operating leases in several areas of operations. Consolidated rental expense amounted to $90 million, $87 million and $80 million in 2000, 1999 and 1998, respectively. Future minimum rental payments under Duke Energy's various operating leases for the years 2001 through 2005 are $74 million, $60 million, $51 million, $44 million and $38 million, respectively.

15. Common Stock

   On December 20, 2000, Duke Energy announced a two-for-one common stock split effective January 26, 2001, to shareholders of record on January 3, 2001. All outstanding share and per share amounts have been restated to reflect the stock split, and appropriate adjustments have been made in the exercise price and number of shares subject to stock options along with appropriate adjustments to stock amounts and other employee benefit programs. Effective with the stock split, the quarterly cash dividend rate on common stock is $0.275 per share, subject to declaration from time to time by the Board of Directors.

   At its December 20, 2000 meeting, the Board of Directors approved a proposal to increase the number of authorized shares of common stock from one billion to two billion. Such an increase is subject to shareholder approval at the Duke Energy Corporation Annual Meeting of Shareholders to be held on April 26, 2001.

16. Stock-Based Compensation

   All of the following information regarding outstanding common stock shares and options has been restated to reflect the two-for-one common stock split discussed in Note 15 to the Consolidated Financial Statements.

   Under Duke Energy's 1998 Long-term Incentive Plan (the 1998 Plan), stock options for up to 30 million shares of common stock may be granted to key employees. Under the 1998 Plan, the exercise price of each option granted is required to be no less than the market price of Duke Energy's common stock on the date of grant. Vesting periods range from one to five years with a maximum term of 10 years. An amendment to the 1998 Plan, subject to shareholder approval at the Duke Energy Corporation Annual Meeting of Shareholders to be held on April 26, 2001, will increase the number of shares of common stock available under the 1998 Plan to 60 million shares.

                            DUKE ENERGY CORPORATION

  Stock Option Activity

                                                                       Weighted-
                                                                        Average
                                                                       Exercise
                                                            Options      Price
                                                          ------------ ---------
                                                          In thousands
   Outstanding at December 31, 1997......................     5,459       $12
     Granted.............................................     7,096        29
     Exercised...........................................    (1,896)       11
     Forfeited...........................................    (1,736)       29
                                                             ------
   Outstanding at December 31, 1998......................     8,923        23
     Granted.............................................    10,308        27
     Exercised...........................................      (856)       12
     Forfeited...........................................      (750)       29
                                                             ------
   Outstanding at December 31, 1999......................    17,625        25
     Granted.............................................     7,594        41
     Exercised...........................................    (2,047)       21
     Forfeited...........................................      (666)       27
                                                             ------
   Outstanding at December 31, 2000......................    22,506        31
                                                             ======

  Stock Options at December 31, 2000

                          Outstanding                   Exercisable
               ----------------------------------- ----------------------
                              Weighted-  Weighted-              Weighted-
    Range of                   Average    Average                Average
    Exercise                  Remaining  Exercise               Exercise
     Prices       Number        Life       Price      Number      Price
    --------   -------------  ---------  --------- ------------ ---------
               (in thousands) (in years)           In thousands
    $5 to $7           7         1.3        $ 7           7        $ 7
    $8 to $10        944         3.1         10         944         10
   $11 to $12        203         3.3         12         203         12
   $13 to $16        220         5.1         14         220         14
   $21 to $25      6,115         8.9         25       1,532         24
   $26 to $30      7,726         7.7         29       2,111         29
   $31 to $34        578         8.0         32         185         33
     > $34         6,713        10.0         43         --         --
                  ------                              -----
     Total        22,506                              5,202        $23
                  ======                              =====

     Duke Energy had 3.6 million and 3.0 million options exercisable at December 31, 1999 and 1998, with weighted-average exercise prices of $17 and $11 per option, respectively.

     The weighted-average fair value of options granted was $10, $5 and $4 per option during 2000, 1999 and 1998, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

                            DUKE ENERGY CORPORATION

  Weighted-Average Assumptions for Option-Pricing

                                                          2000    1999    1998
                                                         ------- ------- -------
   Stock dividend yield.................................    3.7%    4.1%    4.2%
   Expected stock price volatility......................   25.1%   18.8%   15.1%
   Risk-free interest rates.............................    5.3%    5.9%    5.6%
   Expected option lives................................ 7 years 7 years 7 years

   Had compensation expense for stock-based compensation been determined based on the fair value at the grant dates, 2000 net income would have been $1,764 million, or $2.37 per basic share; 1999 net income would have been $1,498 million, or $2.03 per basic share; and 1998 net income would have been $1,250 million, or $1.70 per basic share.

   Under Duke Energy's 1996 Stock Incentive Plan (the 1996 Plan), four million shares of common stock were reserved for awards to employees. Restricted stock grants made under the 1996 Plan vest over periods ranging from one to five years. Duke Energy awarded 294,526 restricted shares (fair value at grant dates of approximately $8 million) in 2000 and 131,700 restricted shares (fair value at grant dates of approximately $4 million) in 1999. Compensation expense for the grants is charged to earnings over the restriction period and amounted to $4 million in 2000 and was not material in 1999 or 1998.

   Duke Energy granted Company Performance Awards under the 1998 Plan, under which 30 million shares of common stock have been reserved for employee and outside director awards. These share grants under the 1998 Plan vest over periods ranging between one and seven years. Duke Energy awarded 225,000 of these shares (fair value at grant dates of $7 million) in 2000 and 986,400 of these shares (fair value at grant dates of $26 million) in 1999. Compensation expense for the stock grants is charged to earnings over the vesting period, and amounted to $7 million in 2000, $3 million in 1999 and zero in 1998.

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

   On December 31, 1998, all defined benefit retirement plans maintained by Duke Energy and its subsidiaries, except for the PanEnergy retirement plan, were merged to form the Duke Energy Retirement Cash Balance Plan (the Duke Energy Plan). The plan merger changed the benefit for certain participants, from a formula based primarily on benefit accrual service and highest average earnings, to a cash balance formula.

   Through December 31, 1998, the PanEnergy retirement plan provided retirement benefits (i) for eligible employees of certain subsidiaries that are generally based on an employee's years of benefit accrual service and highest average eligible earnings, and (ii) for eligible employees of certain other subsidiaries under a cash balance formula. In 1998, a significant amount of lump sum payouts were made from the PanEnergy plan resulting in a settlement gain of $10 million. Effective January 1, 1999, the benefit formula under the PanEnergy plan, for all eligible employees, was changed to a cash balance formula.

   In connection with the 1999 sale of the Midwest Pipelines to CMS, benefit accruals under the PanEnergy plan were frozen on December 31, 1998, for all participants who, as a result of the sale, became employees of CMS and its subsidiaries. Once the transfer of the benefit obligation and related assets of the affected participants to CMS was completed, the PanEnergy plan was merged into the Duke Energy Plan.

                            DUKE ENERGY CORPORATION

   Duke Energy's policy is to fund amounts, as necessary, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. No contributions to the Duke Energy Plan were necessary in 2000 or 1999. The net unrecognized transition asset, resulting from the implementation of accrual accounting, is being amortized over approximately 20 years.

  Components of Net Periodic Pension Costs

                                                         For the Years Ended
                                                             December 31,
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------  ------  ------
                                                             In millions
   Service cost benefit earned during the year.......... $   70  $   72  $   63
   Interest cost on projected benefit obligation........    184     165     169
   Expected return on plan assets.......................   (244)   (224)   (218)
   Amortization of prior service cost...................     (3)     (3)     (4)
   Amortization of net transition asset.................     (4)     (4)     (4)
   Recognized net actuarial loss........................    --       12      10
   Settlement gain......................................    --      --      (10)
                                                         ------  ------  ------
   Net periodic pension costs........................... $    3  $   18  $    6
                                                         ======  ======  ======

  Reconciliation of Funded Status to Pre-funded Pension Costs

                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
                                                                  In millions
   Change in Benefit Obligation
   Benefit obligation at beginning of year...................... $2,446  $2,540
   Service cost.................................................     70      72
   Interest cost................................................    184     165
   Actuarial (gain) loss........................................     16     (41)
   Transfer to CMS..............................................    --      (85)
   Benefits paid................................................   (130)   (205)
                                                                 ------  ------
   Benefit obligation at end of year............................ $2,586  $2,446
                                                                 ------  ------
   Change in Plan Assets
   Fair value of plan assets at beginning of year(a)............ $3,121  $2,920
   Actual return on plan assets.................................     47     491
   Transfer to CMS..............................................    --      (85)
   Benefits paid................................................   (130)   (205)
                                                                 ------  ------
   Fair value of plan assets at end of year(a).................. $3,038  $3,121
                                                                 ------  ------
   Funded status................................................ $  452  $  675
   Unrecognized net experience gain.............................   (110)   (315)
   Unrecognized prior service cost reduction....................    (22)    (24)
   Unrecognized net transition asset............................    (16)    (21)
                                                                 ------  ------
   Pre-funded pension costs..................................... $  304  $  315
                                                                 ======  ======

  --------
  (a) Principally equity and fixed-income securities.

                            DUKE ENERGY CORPORATION

  Assumptions Used for Pension Benefits Accounting(a)

                                                                  2000 1999 1998
                                                                  ---- ---- ----
                                                                     Percent
   Discount rate................................................. 7.50 7.50 6.75
   Salary increase............................................... 4.53 4.50 4.67
   Expected long-term rate of return on plan assets.............. 9.25 9.25 9.25

  --------
  (a) Reflects weighted averages across all plans.

   Duke Energy also sponsors employee savings plans that cover substantially all employees. Employer matching contributions of $66 million, $68 million and $53 million were expensed in 2000, 1999 and 1998, respectively.

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

  Components of Net Periodic Postretirement Benefit Costs

                                                             For the Years
                                                                 Ended
                                                              December 31,
                                                             ----------------
                                                             2000  1999  1998
                                                             ----  ----  ----
                                                              In millions
   Service cost benefit earned during the year.............. $  5  $  7  $ 10
   Interest cost on accumulated postretirement benefit
    obligation..............................................   43    40    43
   Expected return on plan assets...........................  (23)  (21)  (18)
   Amortization of prior service cost.......................    1     1     7
   Amortization of net transition obligation................   18    18    16
   Recognized net actuarial (gain) loss.....................  --     (1)    1
                                                             ----  ----  ----
   Net periodic postretirement benefit costs................ $ 44  $ 44  $ 59
                                                             ====  ====  ====

                            DUKE ENERGY CORPORATION

  Reconciliation of Funded Status to Accrued Postretirement Benefit Costs

                                                               December 31,
                                                               --------------
                                                                2000    1999
                                                               ------  ------
                                                                In millions
   Change in Benefit Obligation
   Accumulated postretirement benefit obligation at beginning of year................................................... $  562  $  625
   Service cost...............................................      5       7
   Interest cost..............................................     43      40
   Plan participants' contributions...........................      7       7
   Actuarial (gain) loss......................................     39     (68)
   Benefits paid..............................................    (42)    (49)
                                                               ------  ------
   Accumulated postretirement benefit obligation at end of
    year...................................................... $  614  $  562
                                                               ------  ------
   Change in Plan Assets
   Fair value of plan assets at beginning of year(a).......... $  327  $  305
   Actual return on plan assets...............................      8      41
   Employer contributions.....................................     25      23
   Plan participants' contributions...........................      7       7
   Benefits paid..............................................    (42)    (49)
                                                               ------  ------
   Fair market value of plan assets at end of year(a)......... $  325  $  327
                                                               ------  ------
   Funded status.............................................. $ (289) $ (235)
   Unrecognized net experience gain...........................    (47)   (110)
   Unrecognized prior service cost............................      5       8
   Unrecognized transition obligation.........................    214     229
                                                               ------  ------
   Accrued postretirement benefit costs....................... $ (117) $ (108)
                                                               ======  ======

  --------
  (a) Principally equity and fixed-income securities.

  Assumptions Used for Postretirement Benefits Accounting(a)

                                                               2000  1999  1998
                                                               ----- ----- -----
                                                                    Percent
   Discount rate..............................................  7.50  7.50  6.75
   Salary increase............................................  4.53  4.50  4.67
   Expected long-term rate of return on assets................  9.25  9.25  9.25
   Assumed tax rate(b)........................................ 39.60 39.60 39.60

  --------
  (a) Reflects weighted averages across all plans.
  (b) Applicable to the health care portion of funded postretirement benefits.

   For measurement purposes, a 6% average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 and beyond. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

                            DUKE ENERGY CORPORATION

  Sensitivity to Changes in Assumed Health Care Cost Trend Rates

                                                  1-Percentage-  1-Percentage-
                                                  Point Increase Point Decrease
                                                  -------------- --------------
                                                           In millions
   Effect on total service and interest costs....      $ 2            $ (2)
   Effect on postretirement benefit obligation...       27             (25)

18. Quarterly Financial Data (Unaudited)

                                        First  Second   Third  Fourth
                                       Quarter Quarter Quarter Quarter   Total
                                       ------- ------- ------- -------  -------
                                         In millions, except per share data
   2000
   Operating revenues................  $7,290  $10,926 $15,691 $15,411  $49,318
   Operating income..................     812      794   1,501     706    3,813
   EBIT..............................     859      837   1,556     762    4,014
   Net income........................     393      329     770     284    1,776
   Earnings per share(a)
     Basic...........................  $ 0.53  $  0.44 $  1.04 $  0.38  $  2.39
     Diluted.........................  $ 0.53  $  0.44 $  1.03 $  0.38  $  2.38
   1999
   Operating revenues................  $4,178  $ 4,691 $ 6,676 $ 6,221  $21,766
   Operating income..................     645      531     866    (223)   1,819
   EBIT..............................     683      568     908    (116)   2,043
   Income before extraordinary item..     307      288     441    (189)     847
   Net income........................     967      288     441    (189)   1,507
   Earnings per share (before
    extraordinary item)(a)
     Basic...........................  $ 0.41  $  0.39 $  0.60 $ (0.27) $  1.13
     Diluted.........................  $ 0.41  $  0.39 $  0.60 $ (0.27) $  1.13
   Earnings per share(a)
     Basic...........................  $ 1.32  $  0.39 $  0.60 $ (0.27) $  2.04
     Diluted.........................  $ 1.32  $  0.39 $  0.60 $ (0.27) $  2.03

  --------
  (a) Restated to reflect the two-for-one common stock split effective January 26, 2001.

                            DUKE ENERGY CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                          Additions
                                    ---------------------
                         Balance at            Charged to            Balance at
                         Beginning  Charged to   Other                  End
                         of Period   Expense    Accounts  Deductions of Period
                         ---------- ---------- ---------- ---------- ----------
                                              In millions
December 31, 2000:
  Injuries and Damages..   $  902     $   18      $ 2        $391      $  531
  Allowance for Doubtful
   Accounts.............       43        165        8          16         200
  Other(a)..............      317         40       60          40         377
                           ------     ------      ---        ----      ------
                           $1,262     $  223      $70(b)     $447      $1,108
December 31, 1999:
  Injuries and Damages..   $  113     $  900      $--        $111      $  902
  Allowance for Doubtful
   Accounts.............       29         16        6           8          43
  Other(a)..............      225        134       54          96         317
                           ------     ------      ---        ----      ------
                           $  367     $1,050      $60(b)     $215      $1,262
December 31, 1998(c)....                                               $  367

(a) Principally consists of property insurance reserves and litigation and other contingency reserves which are included in "Other Current Liabilities" or "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets.
(b) Principally litigation and other contingency reserves assumed in business acquisitions.
(c) Principally consists of injury and damages reserves, property insurance reserves and litigation and other contingency reserves which are included in "Other Current Liabilities" or "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Duke Energy Corporation:

   We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (Duke Energy) as of December 31, 2000 and 1999, and the related consolidated statements of income, common stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of Duke Energy's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duke Energy as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Charlotte, North Carolina
January 18, 2001

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

   The Board of Directors pursues its oversight role for the financial statements through the audit committee, which is composed entirely of independent directors who are not employees of Duke Energy. The audit committee meets with management and internal auditors periodically to review accounting control issues and to monitor each group's discharge of its responsibilities. The audit committee also meets periodically with Duke Energy's independent auditors, Deloitte & Touche LLP. The independent auditors have free access to the audit committee and the Board of Directors to discuss internal accounting control, auditing and financial reporting matters without the presence of management.

/s/ Sandra P. Meyer
Sandra P. Meyer
Senior Vice President and Corporate Controller

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant.

   Reference is made to "Executive Officers of Duke Energy" included in "Item
1. Business" of this report. See "The Board of Directors," "Information on the Board of Directors" and "Other Information" in the proxy statement relating to Duke Energy's 2001 annual meeting of shareholders (the Proxy Statement), incorporated herein by reference.

Item 11. Executive Compensation.

   See "Compensation" and "Information on the Board of Directors--Compensation of Directors" in the Proxy Statement, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   See "Beneficial Ownership" in the Proxy Statement, incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

   None.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

   (a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

     Consolidated Financial Statements

      Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

      Consolidated Balance Sheets as of December 31, 2000 and 1999

      Consolidated Statements of Common Stockholders' Equity and
      Comprehensive Income for the Years Ended December 31, 2000, 1999 and
      1998

     Notes to Consolidated Financial Statements

     Quarterly Financial Data (unaudited) (included in Note 18 to the Consolidated Financial Statements)

     Consolidated Financial Statement Schedule II -- Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2000, 1999 and 1998

     Independent Auditors' Report

     All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

   (b) Reports on Form 8-K

   A Current Report on Form 8-K filed on December 19, 2000 contained disclosures under Item 5, Other Events.

   (c) Exhibits -- See Exhibit Index immediately following the signature page.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001
                                          DUKE ENERGY CORPORATION
                                          (Registrant)

                                                    Richard B. Priory
                                          By: _________________________________
                                                     Richard B. Priory
                                              Chairman of the Board, President
                                                 and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     (i) Principal executive officer:
       Richard B. Priory
         Chairman of the Board, President and Chief Executive Officer

     (ii) Principal financial officer:
       Robert P. Brace
         Executive Vice President and Chief Financial Officer

     (iii) Principal accounting officer:
       Sandra P. Meyer
         Senior Vice President and Corporate Controller

     (iv) All of the Directors:
       Richard B. Priory
       G. Alex Bernhardt, Sr.
       Robert J. Brown
       William A. Coley
       William T. Esrey
       Ann Maynard Gray
       Dennis R. Hendrix
       Harold S. Hook
       George Dean Johnson, Jr.
       Max Lennon
       Leo E. Linbeck, Jr.
       James G. Martin

Date: March 30 , 2001

   Robert P. Brace, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

                                                  /s/ Robert P. Brace
                                          By: _________________________________
                                                      Attorney-In-Fact

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

   3-B Articles of Amendment to Restated Articles of Incorporation of registrant (filed with Form 10-K of the registrant for the year ended
         December 31, 1999, as Exhibit 3-A).

   3-C   By-Laws of registrant, as amended (filed with Form S-3, File No. 333-
         52204, as Exhibit 4(B)).

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

  10-E** Directors' Charitable Giving Program (filed with Form 10-K for the year ended December 31, 1992, File No. 1-4928, as Exhibit 10-P).

  10-F** Estate Conservation Plan (filed with Form 10-K for the year ended
         December 31, 1992, File No. 1-4928, as Exhibit 10-R).

  10-G** Duke Power Company Stock Incentive Plan (filed as Appendix A to
         Schedule 14A of registrant, March 18, 1996, File No. 1-4928).

  10-H   $1,250,000,000 Five-Year Credit Agreement dated as of August 25,
         1997, among registrant, the banks listed therein and Morgan Guaranty
         Trust Company of New York, as Administrative Agent (filed with Form
         10-K for the year ended December 31, 1997, as Exhibit 10-R).

  10-I $950,000,000 Five-Year Credit Agreement dated as of August 25, 1997, among Duke Capital Corporation, the banks listed therein and The
         Chase Manhattan Bank, as Administrative Agent (filed with Form 10-K for the year ended December 31, 1997, as Exhibit 10-S).

 *10-J $600,000,000 364-Day Credit Agreement dated as of August 1, 2000, among Duke Capital Corporation, the banks listed therein and The
         Chase Manhattan Bank, as Administrative Agent.

  10-K   Formation Agreement between PanEnergy Trading and Market Services,
         Inc. and Mobil Natural Gas, Inc. dated May 29, 1996 (filed with Form
         10-Q of PanEnergy Corp for the quarter ended June 30, 1996, File No.
         1-8157, as Exhibit 2).

 Exhibit
 Number
 -------
  10-L** Duke Energy Corporation Long-Term Incentive Plan, as amended (filed as
         Exhibit A to Schedule 14A of the registrant, March 16, 1998).

  10-M** Duke Energy Corporation Policy Committee Short-Term Incentive Plan
         (filed as Appendix B to Schedule 14A of the registrant, March 16,
         1998).

  10-N   Stock Purchase Agreement between PanEnergy Corp, Texas Eastern
         Corporation and CMS Energy Corporation, dated as of October 31, 1998
         (filed as Exhibit 10 to Form 8-K of the registrant, File No. 1-4928, filed November 5, 1998).

  10-O   Merger and Purchase Agreement among Union Pacific Resources Company,
         Union Pacific Fuels, Inc., Duke Energy Field Services, Inc. and DEFS
         Merger Sub Corp., dated as of November 20, 1998 (filed as Exhibit 10 to Form 8-K of the registrant, File No. 1-4928, filed December 1,
         1998).

  10-P** Duke Energy Corporation Executive Savings Plan (filed with Form 10-K
         Report of TEPPCO Partners, LP, File No. 1-10403, for the year ended
         December 31, 1999, as Exhibit 10.7).

  10-Q** Duke Energy Corporation Executive Cash Balance Plan (filed with Form
         10-K Report of TEPPCO Partners, LP, File No. 1-10403, for the year ended December 31, 1999, as Exhibit 10.8).

  10-R** Duke Energy Corporation Retirement Benefit Equalization Plan (filed with Form 10-K Report of TEPPCO Partners, LP, File No. 1-10403, for the year ended December 31, 1999, as Exhibit 10.9).

  10-S** Form of Key Employee Severance Agreement and Release between the registrant and certain key executives (filed with Form 10-K of the registrant for the year ended December 31, 1999, as Exhibit 10-BB).

  10-T** Form of Change in Control Agreement between the registrant and certain key executives (filed with Form 10-K of the registrant for the year ended December 31, 1999, as Exhibit 10-CC).

  10-U   Contribution Agreement by and among Phillips Petroleum Company, Duke
         Energy Corporation and Duke Energy Field Services L.L.C., dated as of
         December 16, 1999 (filed as Exhibit 2.1 to Form 8-K of the registrant, filed December 30, 1999).

  10-V   Governance Agreement by and among Phillips Petroleum Company, Duke
         Energy Corporation and Duke Energy Field Services L.L.C., dated as of
         December 16, 1999 (filed as Exhibit 2.2 to Form 8-K of the registrant, filed December 30, 1999).

  10-W   First Amendment to Contribution and Governance Agreement dated as of
         March 23, 2000 among Phillips Petroleum Company, Duke Energy
         Corporation and Duke Energy Field Services, LLC (incorporated by reference to Exhibit 10.7 (b) to Registration Statement on Form S-1/A
         (Registration No. 333-32502) of Duke Energy Field Services
         Corporation, filed on March 27, 2000).

  10-X   Parent Company Agreement dated as of March 31, 2000 among Phillips
         Petroleum Company, Duke Energy Corporation, Duke Energy Field
         Services, LLC and Duke Energy Field Services Corporation (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1/A
         (Registration No. 333-32502) of Duke Energy Field Services
         Corporation, filed on May 4, 2000).

  10-Y   Amended and Restated Limited Liability Company Agreement of Duke
         Energy Field Services, LLC by and between Phillips Gas Company and
         Duke Energy Field Services Corporation, dated as of March 31, 2000
         (filed as Exhibit 3.1 to Form 10 of Duke Energy Field Services LLC,
         File No. 000-31095, filed July 20, 2000).

  10-Z   First Amendment to the Parent Company Agreement dated as of May 25,
         2000 among Phillips Petroleum Company, Duke Energy Corporation, Duke
         Energy Field Services, LLC and Duke Energy Field Services Corporation
         (filed as Exhibit 10.8 (b) to Form 10 of Duke Energy Field Services
         LLC, File No. 000-31095, filed July 20, 2000).

 Exhibit
 Number
 -------
 *12     Computation of Ratio of Earnings to Fixed Charges.

 *21     List of Subsidiaries.

 *23(a)  Independent Auditors' Consent.

 *24(a) Power of attorney authorizing Robert P. Brace and others to sign the annual report on behalf of the registrant and certain of its directors and officers.

 *24(b) Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.

   The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments.