Form 10-Q
period 2001-03-31
DUKE ENERGY CORP
filed 2001-05-15
CIK 30371

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


For Quarter Ended March 31, 2001                   Commission File Number 1-4928


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

Number of shares of Common Stock, without par value, outstanding at
April 27, 2001......771,920,862

================================================================================

                             DUKE ENERGY CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
                                      INDEX

Item                                                                        Page
----                                                                        ----
                          PART I. FINANCIAL INFORMATION

1.   Financial Statements......................................................1
         Consolidated Statements of Income for the Three Months Ended
              March 31, 2001 and 2000..........................................1
         Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2001 and 2000..........................................2
         Consolidated Balance Sheets as of March 31, 2001 and
              December 31, 2000................................................3
         Consolidated Statements of Comprehensive Income (Loss) for the
              Three Months Ended March 31, 2001 and 2000.......................5
         Notes to Consolidated Financial Statements............................6
2.   Management's Discussion and Analysis of Results of Operations and
         Financial Condition..................................................14

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

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In millions, except per share amounts)

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                        -------------------------------------
                                                                                              2001                2000
                                                                                        -----------------   -----------------
Operating Revenues
      Sales, trading and marketing of natural gas
           and petroleum products                                                                $11,451             $ 4,287
      Trading and marketing of electricity                                                         3,258               1,211
      Generation, transmission and distribution of electricity                                     1,305               1,238
      Transportation and storage of natural gas                                                      246                 259
      Other                                                                                          231                 295
                                                                                        -----------------   -----------------
            Total operating revenues                                                              16,491               7,290
                                                                                        -----------------   -----------------

Operating Expenses
      Natural gas and petroleum products purchased                                                11,080               4,063
      Net interchange and purchased power                                                          2,679               1,206
      Fuel used in electric generation                                                               242                 180
      Other operation and maintenance                                                                877                 667
      Depreciation and amortization                                                                  316                 260
      Property and other taxes                                                                       115                 102
                                                                                        -----------------   -----------------
            Total operating expenses                                                              15,309               6,478
                                                                                        -----------------   -----------------

Operating Income                                                                                   1,182                 812

Other Income and Expenses                                                                             87                  47

Interest Expense                                                                                     228                 185
Minority Interests                                                                                   160                  31
                                                                                        -----------------   -----------------

Earnings Before Income Taxes                                                                         881                 643
Income Taxes                                                                                         327                 250
                                                                                        -----------------   -----------------

Income Before Cumulative Effect of Change in Accounting Principle                                    554                 393
Cumulative Effect of Change in Accounting Principle, net of tax                                      (96)                  -
                                                                                        -----------------   -----------------

Net Income                                                                                           458                 393

Dividends and Premiums on Redemptions of
      Preferred and Preference Stock                                                                   4                   5
                                                                                        -----------------   -----------------

Earnings Available For Common Stockholders                                                       $   454             $   388
                                                                                        =================   =================

Common Stock Data
      Weighted average shares outstanding                                                            745                 733
      Earnings per share (before cumulative effect of change in accounting principle)
            Basic                                                                                $  0.74             $  0.53
            Diluted                                                                              $  0.73             $  0.53
      Earnings per share
            Basic                                                                                $  0.61             $  0.53
            Diluted                                                                              $  0.60             $  0.53
      Dividends per share                                                                        $ 0.275             $ 0.275


                 See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  2001             2000
                                                                                -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income before cumulative effect of change in accounting principle     $   554          $   393
      Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                         357              303
              Net mark-to-market gain                                              (609)            (103)
              Deferred income taxes                                                 214               89
              Purchased capacity levelization                                        38               34
              Transition cost recoveries, net                                         -               24
              (Increase) decrease in
                  Receivables                                                      (112)              (1)
                  Inventory                                                         103               18
                  Other current assets                                             (486)             (39)
              Increase (decrease) in
                  Accounts payable                                                  178              112
                  Taxes accrued                                                     (27)            (413)
                  Interest accrued                                                    7               25
                  Other current liabilities                                        (161)            (153)
              Other, assets                                                          83               39
              Other, liabilities                                                   (120)            (140)
                                                                                -------          -------
                  Net cash provided by operating activities                          19              188
                                                                                -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures, net of cash acquired                                   (723)          (1,406)
      Investment expenditures                                                      (324)            (236)
      Decommissioning and retirements                                               117              101
                                                                                -------          -------
                  Net cash used in investing activities                            (930)          (1,541)
                                                                                -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from
          Long-term debt issuances                                                1,339              438
          Common stock issuances and stock option exercises                       1,193               60
      Payments for the redemption of long-term debt                                 (64)            (173)
      Net change in notes payable and commercial paper                           (1,415)             997
      Dividends paid                                                               (208)            (206)
      Other                                                                         (67)              (1)
                                                                                -------          -------
                  Net cash provided by financing activities                         778            1,115
                                                                                -------          -------

      Net decrease in cash and cash equivalents                                    (133)            (238)
      Cash and cash equivalents at beginning of period                              622              613
                                                                                -------          -------
      Cash and cash equivalents at end of period                                $   489          $   375
                                                                                =======          =======

Supplemental Disclosures
      Cash paid for interest, net of amount capitalized                         $   204          $   151
      Cash paid for income taxes                                                $   105          $   568

               See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                 March 31,           December 31,
                                                                   2001                  2000
                                                                (Unaudited)
                                                             ------------------   -------------------
ASSETS

Current Assets
      Cash and cash equivalents                                      $     489             $     622
      Receivables, net of allowance for doubtful accounts                8,194                 8,293
      Inventory                                                            657                   736
      Current portion of purchased capacity costs                          152                   149
      Unrealized gains on trading and hedging transactions               3,881                11,038
      Other                                                              1,719                 1,317
                                                             ------------------   -------------------
          Total current assets                                          15,092                22,155
                                                             ------------------   -------------------

Investments and Other Assets
      Investments in affiliates                                          1,341                 1,370
      Nuclear decommissioning trust funds                                  669                   717
      Pre-funded pension costs                                             307                   304
      Goodwill, net                                                      1,514                 1,566
      Notes receivable                                                     396                   462
      Unrealized gains on trading and hedging transactions               3,876                 4,218
      Other                                                              1,975                 1,445
                                                             ------------------   -------------------
          Total investments and other assets                            10,078                10,082
                                                             ------------------   -------------------

Property, Plant and Equipment
      Cost                                                              34,860                34,615
      Less accumulated depreciation and amortization                    10,426                10,146
                                                             ------------------   -------------------
          Net property, plant and equipment                             24,434                24,469
                                                             ------------------   -------------------

Regulatory Assets and Deferred Debits
      Purchased capacity costs                                             315                   356
      Deferred debt expense                                                200                   208
      Regulatory asset related to income taxes                             503                   506
      Other                                                                343                   400
                                                             ------------------   -------------------
          Total regulatory assets and deferred debits                    1,361                 1,470
                                                             ------------------   -------------------

      Total Assets                                                   $  50,965             $  58,176
                                                             ==================   ===================

                 See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                                        March 31,           December 31,
                                                                                          2001                  2000
                                                                                      (Unaudited)
                                                                                      -----------           ------------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                                   $ 7,602               $ 7,375
      Notes payable and commercial paper                                                     390                 1,826
      Taxes accrued                                                                          239                   261
      Interest accrued                                                                       215                   208
      Current maturities of long-term debt and preferred stock                               460                   470
      Unrealized losses on trading and hedging transactions                                4,597                11,070
      Other                                                                                1,679                 1,769
                                                                                      -----------           ------------
          Total current liabilities                                                       15,182                22,979
                                                                                      -----------           ------------

Long-term Debt                                                                            12,273                11,019
                                                                                      -----------           ------------

Deferred Credits and Other Liabilities
      Deferred income taxes                                                                3,369                 3,851
      Investment tax credit                                                                  207                   211
      Nuclear decommissioning costs externally funded                                        669                   717
      Environmental cleanup liabilities                                                       96                   100
      Unrealized losses on trading and hedging transactions                                3,338                 3,581
      Other                                                                                1,550                 1,574
                                                                                      -----------           ------------
          Total deferred credits and other liabilities                                     9,229                10,034
                                                                                      -----------           ------------

Commitments and Contingencies

Guaranteed Preferred Beneficial Interests in Subordinated
      Notes of Duke Energy Corporation or Subsidiaries                                     1,406                 1,406
                                                                                      -----------           ------------

Minority Interests                                                                         2,421                 2,435
                                                                                      -----------           ------------

Preferred and Preference Stock
      Preferred and preference stock with sinking fund requirements                           38                    38
      Preferred and preference stock without sinking fund requirements                       209                   209
                                                                                      -----------           ------------
          Total preferred and preference stock                                               247                   247
                                                                                      -----------           ------------

Common Stockholders' Equity
      Common stock, no par, 1 billion shares authorized; 771 million and 739 million
          shares outstanding at March 31, 2001 and December 31, 2000, respectively         5,998                 4,797
      Retained earnings                                                                    5,569                 5,379
      Accumulated other comprehensive income                                              (1,360)                 (120)
                                                                                      -----------           ------------
          Total common stockholders' equity                                               10,207                10,056
                                                                                      -----------           ------------

      Total Liabilities and Common Stockholders' Equity                                 $ 50,965              $ 58,176
                                                                                      ===========           ============

                 See Notes to Consolidated Financial Statements.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In millions)

                                                                Three Months Ended
                                                                      March 31,
                                                             -------------------------
                                                               2001              2000
                                                             -------             -----
Net Income                                                   $   458             $ 393

    Other comprehensive income, net of tax
        Cumulative effect of change in accounting principle     (921)                -
        Foreign currency translation adjustment                 (141)               (1)
        Net unrealized losses on cash flow hedges               (356)                -
        Reclassification into earnings                           178                 -
                                                             -------             -----
        Total other comprehensive income                      (1,240)               (1)
                                                             -------             -----
Total Comprehensive Income (Loss)                            $  (782)            $ 392
                                                             =======             =====

           See Notes to Consolidated Financial Statements.

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

Duke Ventures is comprised of other diverse businesses, primarily operating through Crescent Resources, LLC (Crescent), DukeNet Communications, LLC (DukeNet) and Duke Capital Partners, LLC (DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a newly formed, wholly owned merchant finance company, provides financing, investment banking and asset management services to wholesale and commercial energy markets.

2. Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of Duke Energy and all majority-owned subsidiaries after the elimination of significant intercompany transactions and balances. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption and the timing of maintenance of certain electric generating units.

Excise and Other Pass Through Taxes. Duke Energy generally presents pass through taxes net on the Consolidated Statements of Income.

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

-------------------------------------------------------------------------
Denominator for Earnings per Share (In millions)
-------------------------------------------------------------------------
                                                  Three Months Ended
                                                       March 31,
                                                ----------------------

                                                   2001         2000
                                                ----------------------
Denominator for basic earnings per share
   (weighted average shares outstanding)           745.3        733.4
Assumed exercise of diluted stock options            6.7          1.4
                                                ----------------------
Denominator for diluted earnings per share         752.0        734.8
----------------------------------------------- ----------------------

Prior year common stock amounts have been adjusted to reflect the two-for-one common stock split effective January 26, 2001.

Accounting for Hedges and Commodity Trading Activities. All derivatives are recognized on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions, as appropriate. On the date swap, futures, forwards or option contracts are entered into, Duke Energy designates the derivative as either held for trading (trading instruments), as a hedge of a forecasted transaction or future cash flows (cash flow hedges), or as a normal purchase and sale contract.

Duke Energy also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The extrinsic value of options of $1 million was excluded in the assessment of hedge effectiveness for the three months ended March 31, 2001.

Duke Energy occasionally enters into derivatives as fair value hedges of an asset, liability or firm commitment and as cash flow hedges of weather risks. These transactions are not material to its consolidated results of operations, cash flows, or financial position.

Commodity Trading. Prior to settlement of any energy contract held for trading purposes, favorable or unfavorable price movement is reported as Natural Gas and Petroleum Products Purchased or Net Interchange and Purchased Power, as appropriate, in the Consolidated Statements of Income. An offsetting amount is recorded on the Consolidated Balance Sheets as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions. When a contract to sell energy is physically settled, the fair value entries are reversed and the gross amount invoiced to the customer is included as Sales, Trading and Marketing of Natural Gas and Petroleum Products or Trading and Marketing of Electricity, as appropriate, in the Consolidated Statements of Income. Similarly, when a contract to purchase energy is physically settled, the purchase price is included as Natural Gas and Petroleum Products Purchased or Net Interchange and Purchased Power, as appropriate, in the Consolidated Statements of Income. If a contract is not physically settled, the unrealized gain or loss on the Consolidated Balance Sheets is reversed and reclassified to a receivable or payable account.

Cash Flow Hedges. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are included in the Consolidated Statements of Comprehensive Income (Loss) as Other Comprehensive Income (OCI) until earnings are affected by the hedged item. Settlement amounts and ineffective portions of cash flow hedges are removed from OCI and recorded in the Consolidated Statement of Income in the same accounts as the item being hedged. Duke Energy discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued, the derivative will continue to be carried on the Consolidated Balance Sheets at its fair value with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were accumulated in OCI will remain in OCI until earnings are affected by the hedged item, unless it is no longer probable that the hedged transaction will occur. Under these circumstances, gains and losses that were accumulated in OCI will be recognized immediately in earnings. For income statement purposes, the contract is treated as a pure financial instrument, so there is no effect on the Consolidated Statements of Income.

Cumulative Effect of Change in Accounting Principle. Duke Energy adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, Duke Energy recorded a net-of-tax cumulative effect adjustment of $96 million, or $0.13 per basic share, as a reduction in earnings. The net-of-tax cumulative effect adjustment reducing OCI and Common Stockholders' Equity was $921 million. For the three months ended March 31, 2001, Duke Energy reclassified as earnings $180 million of losses from OCI into earnings for derivatives included in the transition adjustment related to hedge transactions that settled.

Currently, there are ongoing discussions surrounding the implementation and interpretation of SFAS No. 133 by the Financial Accounting Standards Board's Derivative Implementation Group. If the definition of derivative instruments is altered, this may impact Duke Energy's transition adjustment amounts and subsequent reported operating results.

Reclassifications. Certain prior period amounts have been reclassified in the Consolidated Financial Statements and in Note 4 to the Consolidated Financial Statements to conform to the current presentation.

3. Derivative Instruments, Hedging Activities and Credit Risk

Commodity Cash Flow Hedges. Certain subsidiaries of Duke Energy are exposed to market fluctuations in the prices of various commodities related to their ongoing power generating and natural gas gathering, processing and marketing activities. Duke Energy closely monitors the potential impacts of commodity price changes, and where appropriate, uses various instruments to lock in margins for a portion of its future sales and generation revenues. These commodity instruments, consisting of swaps, futures, forwards and collared options, serve as cash flow hedges for natural gas, electricity and NGL transactions. The maximum term over which Duke Energy is hedging exposures to the variability of these commodities is ten years.

For the three months ended March 31, 2001, the ineffective portion of commodity cash flow hedges and the amount recognized for transactions that no longer qualified as cash flow hedges were not material. As of March 31, 2001, $791 million of after-tax deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next 12 months as the hedged transactions occur. These losses will generally be more than offset by the related sales and generation revenues. However, due to the volatility of the commodities markets, the value of the derivative instrument is subject to change prior to its reclassification into earnings.

Energy Trading Contracts. Duke Energy provides energy supply, structured origination, trading and marketing, risk management and commercial optimization services to large energy customers, energy aggregators and other wholesale companies. These services require Duke Energy to utilize natural gas, electricity, NGL and transportation derivatives and contracts that expose it to a variety of market risks. Duke Energy manages its trading exposure with strict policies that limit its market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk measurement.

Interest Rate Cash Flow Hedges. Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-rate securities, commercial paper and auction market preferred stock, as well as interest rate swaps and interest rate lock agreements. Duke Energy manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. For the three months ended March 31, 2001, Duke Energy's existing interest rate derivative instruments were not material to its results of operations, cash flows or financial position.

Foreign Currency (Fair Value or Cash Flow) Hedges. Duke Energy is exposed to foreign currency risk that arises from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, contracts are denominated in or indexed to the U.S. dollar, or investments may be hedged through debt denominated in the foreign currency. Duke Energy also uses foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. For the three months ended March 31, 2001, Duke Energy's existing foreign currency derivative instruments were not material to its results of operations, cash flows or financial position.

Market and Credit Risk. Duke Energy's principal markets for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Canada, Asia Pacific and Latin America. Duke Energy has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect Duke Energy's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. On all transactions where Duke Energy is exposed to credit risk, Duke Energy analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. In December 2000, Duke Energy recorded a pre-tax provision of $110 million related to energy sales in California. See Note 7 to the Consolidated Financial Statements for further information regarding credit exposure.

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

4. Business Segments

Duke Energy's reportable segments are strategic business units that offer different products and services and are each managed separately. Management evaluates segment performance based on earnings before interest and taxes (EBIT) after deducting minority interests. EBIT is calculated as follows:

------------------------------------------------------------------------
Reconciliation of Operating Income to EBIT (In millions)
------------------------------------------------------------------------
                                                  Three Months Ended
                                                      March 31,
                                              --------------------------
                                                 2001          2000
                                              --------------------------
Operating income                                $1,182         $812
Plus: Other income and expenses                     87           47
                                              --------------------------
EBIT                                            $1,269         $859
------------------------------------------------------------------------

EBIT should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles as an indicator of Duke Energy's operating performance or liquidity. EBIT is not necessarily comparable to a similarly titled measure of another company.

Beginning January 1, 2001, Duke Energy discontinued allocating certain corporate costs for its business segment analysis. Certain reclassifications have been made to information for the period ended March 1, 2000 to conform to the current year presentation.

--------------------------------------------------------------------------------------------------------------------
     Business Segment Data (In millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                        Depreciation   Capital and
                                   Unaffiliated Intersegment    Total                       and        Investment
                                    Revenues     Revenues     Revenues      EBIT (a)    Amortization  Expenditures
                                   ---------------------------------------------------------------------------------
Three Months Ended
March 31, 2001
Franchised Electric                  $  1,157      $     -     $  1,157      $   460          $146       $   177
Natural Gas Transmission                  245           37          282          175            35            79
Field Services                          2,616          782        3,398          123            68            46
NAWE                                   11,858          157       12,015          348            27           518
International Energy                      497            5          502           76            25            23
Other Energy Services                      81           37          118            4             3             5
Duke Ventures                              37            -           37            7             4           174
Other Operations (b)                        -           91           91          (55)            8            25
Eliminations and
     minority interests                     -       (1,109)      (1,109)         131             -             -
                                   ---------------------------------------------------------------------------------
   Total consolidated                 $16,491      $     -      $16,491       $1,269          $316         $1,047
--------------------------------------------------------------------------------------------------------------------

Three Months Ended
March 31, 2000
Franchised Electric                  $  1,115      $     -     $  1,115      $   465          $141       $   177
Natural Gas Transmission                  252           34          286          158            29           428
Field Services                          1,274          192        1,466           72            38           128
NAWE                                    4,163          142        4,305           82            16           335
International Energy                      206            2          208          104            22           447
Other Energy Services                     246           29          275            7             3            11
Duke Ventures                              34            -           34           18             4            64
Other Operations (b)                        -           21           21          (53)            7            58
Eliminations and
     minority interests                     -         (420)        (420)           6             -             -
                                   ---------------------------------------------------------------------------------
   Total consolidated                $  7,290      $     -     $  7,290       $  859          $260        $1,648
--------------------------------------------------------------------------------------------------------------------
(a) EBIT includes intersegment sales accounted for at prices representative of unaffiliated party transactions.
(b) Includes certain unallocated corporate items.

Segment assets in the accompanying table are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

----------------------------------------------------------------------------
Segment Assets (In millions)
----------------------------------------------------------------------------
                                           March 31,          December 31,
                                              2001               2000
                                        ------------------------------------
Franchised Electric                          $12,780           $12,819
Natural Gas Transmission                       4,695             4,995
Field Services                                 6,325             6,266
NAWE                                          20,983            28,213
International Energy                           4,339             4,551
Other Energy Services                            328               543
Duke Ventures                                  1,836             1,967
Other Operations and eliminations (a)           (321)           (1,178)
                                        ------------------------------------
   Total consolidated                        $50,965           $58,176
----------------------------------------------------------------------------
(a) Includes certain unallocated corporate items.

5. Debt

In February 2001, DEFS issued $250 million of 6.875% Senior Unsecured Notes due 2011. The proceeds were used to repay DEFS' remaining balance of commercial paper that was issued in connection with the March 2000 combination of Field Services' natural gas gathering, processing and marketing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit.

6. Equity Offerings

In March 2001, Duke Energy completed an offering of 25 million shares of common stock, at a price of $38.98 per share, before underwriting discount and other offering expenses. In addition, Duke Energy completed an offering of approximately 31 million units of mandatorily convertible securities (Equity Units) at a price of $25 per unit before underwriting discount and other offering expenses. The Equity Units consist of senior notes of Duke Energy's wholly owned subsidiary, Duke Capital Corporation, and purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. Also in March 2001, the underwriters exercised options granted to them to purchase an additional 3.75 million shares of common stock and four million Equity Units at the original issue prices, less underwriting discounts, to cover over-allotments made during the offerings. Total net proceeds from the offerings were approximately $1.94 billion and were used to repay short-term debt and for other corporate purposes.

7. Commitments and Contingencies

Environmental Matters. Legislation was recently introduced in the North Carolina General Assembly that would require North Carolina electric utilities, including Duke Energy, to make significant reductions in emissions of sulfur dioxide and nitrogen oxides from its coal-fired power plants over the next eight to 12 years. Management estimates the cost to Duke Energy of achieving the specified emission reductions in the proposed legislation to be approximately $1.5 billion. The proposed North Carolina legislation includes a provision that allows Duke Energy to recover some or all of these costs from customers. Costs to comply with this legislative proposal are in addition to the $500 million to $900 million that Duke Energy management estimates it will spend on pollution controls through 2007 to comply with new Environmental Protection Agency rules. The provisions of the final legislation, if passed into law, could be significantly different from the proposal.

California Issues. Duke Energy, certain of its subsidiaries, and three current or former executives have been named as defendants, among numerous other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California who seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. DENA and DETM have been named among 16 defendants in a class action lawsuit (the Gordon lawsuit) filed against companies identified as "generators and traders" of electricity in California markets. DETM also was named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers and traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit), was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, and includes Duke Energy, DENA, DETM, Duke Energy Morro Bay, Duke Energy Moss Landing, Duke Energy South Bay, Duke Energy Oakland, and three current or former executives of Duke Energy among the numerous other corporate and individual defendants. The Gordon and Hendricks class action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. Plaintiffs in these lawsuits seek aggregate damages of billions of dollars. The lawsuits each seek the disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in four lawsuits, an award of treble damages. Management believes that the final disposition of these actions will not have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

Throughout the first quarter of 2001, Duke Energy has conducted its business in California to supply the maximum possible electricity to meet the needs of the state while limiting its exposure to non-creditworthy counterparties. Since December 31, 2000, Duke Energy has managed the balance of questionable receivables to a lower level, and is confident that the pre-tax provision of $110 million recorded in the fourth quarter of 2000 is appropriate. No additional provisions for California receivables were recorded in the first quarter of 2001.

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

In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas State court action alleging that Duke Energy breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court entered an order staying the state court action, and compelling the Exxon Mobil entities to arbitrate their state court claims. The Exxon Mobil entities have not filed a writ of mandamus challenging this order in an appellate court, but may do so at any time. The Exxon Mobil entities also claim that Duke Energy violated a Guaranty Agreement. While this matter is in its early stages, management believes that the final disposition of this action will not have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

Duke Energy and its subsidiaries are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Duke Energy Corporation (collectively with its subsidiaries, "Duke Energy") is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments. See Note 1 to the Consolidated Financial Statements for descriptions of Duke Energy's business segments.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the three months ended March 31, 2001, earnings available for common stockholders were $454 million, or $0.61 per basic share. For the comparable 2000 period, earnings available for common stockholders were $388 million, or $0.53 per basic share. The increase was primarily due to earnings resulting from business expansion and continued growth that occurred during 2001, partially offset by higher interest and minority interest expense and a one time net-of-tax charge of $96 million, or $0.13 per basic share, related to the cumulative effect of a change in accounting principle for the January 1, 2001 adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Earnings per share information for 2000 has been restated to reflect the two-for-one common stock split effective January 26, 2001.

Operating income and earnings before interest and taxes (EBIT) for the three months ended March 31, 2001 were $1,182 million and $1,269 million, respectively, compared to $812 million and $859 million, respectively, for the same period in 2000. Operating income and EBIT are affected by the same fluctuations for Duke Energy and each of its business segments. Prior year business segment EBIT amounts discussed hereafter have been restated to conform to the current year presentation of corporate cost allocations. See Note 4 to the Consolidated Financial Statements for additional information on business segments.

EBIT is calculated as follows:

------------------------------------------------------------------------
Reconciliation of Operating Income to EBIT (In millions)
------------------------------------------------------------------------
                                                  Three Months Ended
                                                      March 31,
                                              --------------------------
                                                 2001          2000
                                              --------------------------
Operating income                                $1,182         $812
Plus: Other income and expenses                     87           47
                                              --------------------------
EBIT                                            $1,269         $859
------------------------------------------------------------------------

EBIT should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles as an indicator of Duke Energy's operating performance or liquidity. EBIT is not necessarily comparable to a similarly titled measure of another company.

Business segment EBIT is summarized in the following table and is discussed thereafter.

-----------------------------------------------------------------------
EBIT by Business Segment (In millions)
-----------------------------------------------------------------------
                                               Three Months Ended
                                                   March 31,
                                          -----------------------------
                                              2001           2000
                                          -----------------------------
Franchised Electric                          $  460           $465
Natural Gas Transmission                        175            158
Field Services                                  123             72
North American Wholesale Energy                 348             82
International Energy                             76            104
Other Energy Services                             4              7
Duke Ventures                                     7             18
Other Operations                                (55)           (53)
EBIT attributable to minority interests         131              6
                                          -----------------------------
Consolidated EBIT                            $1,269           $859
-----------------------------------------------------------------------

Other Operations primarily include certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

Franchised Electric

-------------------------------------------------------------------------
                                                 Three Months Ended
                                                     March 31,
                                            -----------------------------
(In millions, except where noted)               2001           2000
-------------------------------------------------------------------------
Operating revenues                             $1,157         $1,115
Operating expenses                                748            669
                                            -----------------------------
Operating income                                  409            446
Other income, net of expenses                      51             19
                                            -----------------------------
EBIT                                           $  460         $  465
                                            =============================

Sales - GWh (a)                                19,362         20,554
-------------------------------------------------------------------------
(a)  Gigawatt-hours.

Franchised Electric's EBIT decreased $5 million for the three months ended March 31, 2001 compared to the same period in 2000. The decrease was primarily due to decreased sales to industrial customers and increased operating costs, primarily due to increased nuclear outage costs. This decrease was partially offset by growth in sales to general service and residential customers. Sales to industrial customers decreased 5.6%, while sales to general service and residential customers increased 5.3% and 8.5%, respectively. The average number of customers in Franchised Electric's service territory increased 2.3% for this year's first quarter.

Natural Gas Transmission

-----------------------------------------------------------------
                                         Three Months Ended
                                             March 31,
                                    -----------------------------
(In millions, except where noted)       2001           2000
-----------------------------------------------------------------
Operating revenues                        $282           $286
Operating expenses                         107            140
                                    -----------------------------
Operating income                           175            146
Other income, net of expenses                -             12
                                    -----------------------------
EBIT                                      $175           $158
                                    =============================

Throughput - TBtu (a)                      511            505
-----------------------------------------------------------------
(a) Trillion British thermal units.

For the three months ended March 31, 2001, EBIT for Natural Gas Transmission increased $17 million compared to the same period in 2000. This increase primarily resulted from earnings from East Tennessee Natural Gas Company (East Tennessee) and Market Hub Partners, which were acquired in March and September 2000, respectively. The decrease in operating revenues, which is offset by a decrease in operating costs, was the result of reduced rates effective in December 2000 that reflect lower recovery requirements for operating costs at Texas Eastern Transmission, LP, primarily system fuel and Order 636 transition costs.

Field Services

-----------------------------------------------------------------------------------------
                                                                 Three Months Ended
                                                                     March 31,
                                                            -----------------------------
(In millions, except where noted)                               2001           2000
-----------------------------------------------------------------------------------------
Operating revenues                                             $3,398         $1,466
Operating expenses                                              3,219          1,390
                                                            -----------------------------
Operating income                                                  179             76
Other income, net of expenses                                       -             (4)
Minority interest expense                                          56              -
                                                            -----------------------------
EBIT                                                           $  123         $   72
                                                            =============================

Natural gas gathered and processed/transported, TBtu/d (a)        8.2            6.0
Natural gas liquid (NGL) production, MBbl/d (b)                 371.1          231.2
Natural gas marketed, TBtu/d                                      1.6            0.5
Average natural gas price per MMBtu (c)                         $7.09          $2.52
Average NGL price per gallon (d)                                $0.60          $0.50
-----------------------------------------------------------------------------------------
(a) Trillion British thermal units per day.
(b) Thousand barrels per day.
(c) Million British thermal units.
(d) Does not reflect results of commodity hedges.

EBIT for Field Services increased $51 million for the three months ended March 31, 2001 compared to the same period in 2000. The increases in EBIT and volume of activity for the current period were primarily due to growth resulting from the combination of Field Services' gas gathering, processing and marketing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit (Phillips) in March 2000. Higher average natural gas and NGL prices, which increased 181% and 20%, respectively from the prior year, also contributed significantly to the increase in EBIT.

North American Wholesale Energy (NAWE)

---------------------------------------------------------------------------
                                                   Three Months Ended
                                                       March 31,
                                              -----------------------------
(In millions, except where noted)                 2001           2000
---------------------------------------------------------------------------
Operating revenues                              $12,015         $4,305
Operating expenses                               11,589          4,226
                                              -----------------------------
Operating income                                    426             79
Other income, net of expenses                       (10)             4
Minority interest expense                            68              1
                                              -----------------------------
EBIT                                            $   348         $   82
                                              =============================

Natural gas marketed, TBtu/d                       13.6           12.0
Electricity marketed and traded, GWh             60,685         50,353
Proportional megawatt capacity in operation       5,064          3,532
Proportional megawatt capacity owned (a)         10,054          6,889
---------------------------------------------------------------------------
(a) Includes under construction or under contract at period end.

For the three months ended March 31, 2001, EBIT for NAWE increased $266 million compared with the same period in 2000. The increase was attributable to increased earnings from generation assets and higher trading margins due to price volatility in natural gas and power. In addition, NAWE increased its volumes of natural gas and power marketed by 13% and 21%, respectively. Partially offsetting the increase in EBIT were increased operating and development costs, the absence of $63 million in EBIT related to the sale of an interest in a generating facility in 2000 and increased minority interest expense due to higher trading margins at Duke Energy Trading and Marketing, LLC.

International Energy

---------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                March 31,
                                                       --------------------------
(In millions, except where noted)                          2001           2000
---------------------------------------------------------------------------------
Operating revenues                                          $502           $208
Operating expenses                                           428            113
                                                       --------------------------
Operating income                                              74             95
Other income, net of expenses                                  9             14
Minority interest expense                                      7              5
                                                       --------------------------
EBIT                                                        $ 76           $104
                                                       ==========================

Proportional megawatt capacity in operation                4,199          4,205
Proportional megawatt capacity owned (a)                   4,847          4,205
Proportional maximum pipeline capacity (a), MMcf/d (b)       363            332
---------------------------------------------------------------------------------
(a) Includes under construction or under contract at period end.
(b) Million cubic feet per day.

International Energy's EBIT decreased $28 million for the three months ended March 31, 2001 compared to the same period in 2000, primarily due to a $54 million gain recognized in the first quarter of 2000 from the sale of liquefied natural gas ships. Partially offsetting the decrease were earnings of $26 million from improved performance from investments in Latin America and trading operations in Europe.

Other Energy Services

-----------------------------------------------------------------------------
                                                     Three Months Ended
                                                         March 31,
                                                -----------------------------
(In millions)                                       2001           2000
-----------------------------------------------------------------------------
Operating revenues                                   $118           $275
Operating expenses                                    114            268
                                                -----------------------------
EBIT                                                 $  4           $  7
-----------------------------------------------------------------------------

For the three months ended March 31, 2001, EBIT for Other Energy Services decreased $3 million compared to the same period in 2000. Current period operating revenues and expenses decreased compared to the same period in 2000 due to commodity trading activity at DukeSolutions, Inc. in 2000. Excluding the commodity trading activity, EBIT decreased due to higher operating costs.

Duke Ventures

-------------------------------------------------------------------------------
                                                       Three Months Ended
                                                           March 31,
                                                  -----------------------------
(In millions)                                         2001           2000
-------------------------------------------------------------------------------
Operating revenues                                     $ 37           $ 34
Operating expenses                                       30             16
                                                  -----------------------------
EBIT                                                   $  7           $ 18
-------------------------------------------------------------------------------

EBIT for Duke Ventures decreased $11 million for the three months ended March 31, 2001 compared with the same period in 2000. The decrease in EBIT is primarily attributable to decreased land management sales and trades by Crescent Resources, LLC, and increased operating expenses due to increased infrastructure costs for business development and growth.

Other Impacts on Earnings Available for Common Stockholders

For the three months ended March 31, 2001, interest expense increased $43 million compared to the same period in 2000, due to higher average debt balances outstanding, resulting primarily from acquisitions and business expansion that occurred during 2000.

Minority interest expense increased $129 million for the three months ended March 31, 2001 compared to the same period in 2000. Minority interest expense related to joint ventures, including interest and income tax expenses, increased $110 million for the current period. This increase is attributable to increased minority interest expense resulting from Field Services' joint venture with Phillips Petroleum, NAWE's joint venture with Exxon Mobil Corporation and International Energy's investments in Latin America. Minority interest expense also increased $19 million due to the formation of Catawba River Associates, LLC in September 2000.

During the first quarter of 2001, Duke Energy recorded a one time net-of-tax charge of $96 million related to the cumulative effect of change in accounting principle for the January 1, 2001 adoption of SFAS No. 133. This charge related to contracts that either did not meet the definition of a derivative under previous accounting guidance or do not qualify as hedges under new accounting requirements. See Note 3 to the Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operations was $19 million for the three months ended March 31, 2001 compared to $188 million for the same period in 2000. The decrease in cash provided by operations was primarily due to additional cash deposits on margin accounts which will be met in the future by the line of credit established in April 2001, discussed below. This decrease was partially offset by income tax payments in 2000 for gains related to the Midwest Pipelines sale.

Investing Cash Flows

Net cash used in investing activities was $930 million for the three months ended March 31, 2001 compared to $1,541 million for the same period in 2000. The decline in capital expenditures resulted from the $390 million acquisition of East Tennessee and the $280 million tender offer for Companhia de Geracao de Energia Eletrica Paranapanema in 2000. The use of cash in investing activities primarily related to $723 million for capital expenditures, which includes expansion expenditures and refurbishment and upgrades to existing assets. In addition, Duke Energy expended $324 million primarily on investments in development projects.

In February 2001, Duke Energy and The Williams Companies, Inc. completed their purchase of Gulfstream Natural Gas System, LLC from Coastal Corporation. The proposed Gulfstream pipeline will be able to deliver approximately 1.1 billion cubic feet of natural gas per day and will extend from Mobile, Alabama, across the Gulf of Mexico and into Florida. The target in-service date for the $1.6 billion project, of which Duke Energy owns half, is June 2002.

Financing Cash Flows

Duke Energy's consolidated capital structure at March 31, 2001, including short-term debt, was 48% debt, 46% common equity and minority interests, 5% trust preferred securities and 1% preferred stock. Fixed charges coverage, calculated using the Securities and Exchange Commission (SEC) method, was 4.3 times and 4.2 times for the three months ended March 31, 2001 and 2000, respectively.

Duke Energy's growth opportunities, along with dividends, debt repayments and operating requirements, are expected to be funded by cash from operations, external financing, common stock issuances and the proceeds from certain asset sales. Growth opportunities are dependent upon favorable market conditions. Management believes Duke Energy has adequate financial resources to meet its future needs.

In February 2001, Duke Energy Field Services, LLC (DEFS) issued $250 million of 6.875% Senior Unsecured Notes due 2011. The proceeds were used to repay DEFS' remaining balance of commercial paper that was issued in connection with the March 2000 combination of Field Services' natural gas gathering, processing and marketing business and Phillips.

In March 2001, Duke Energy completed an offering of 25 million shares of common stock, at a price of $38.98 per share, before underwriting discount and other offering expenses. In addition, Duke Energy completed an offering of approximately 31 million units of mandatorily convertible securities (Equity Units) at a price of $25 per unit before underwriting discount and other offering expenses. The Equity Units consist of senior notes of Duke Energy's wholly owned subsidiary, Duke Capital Corporation, and purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. Also in March 2001, the underwriters exercised options granted to them to purchase an additional 3.75 million shares of common stock and four million Equity Units at the original issue prices, less underwriting discounts, to cover over-allotments made during the offerings. Total net proceeds from the offerings were approximately $1.94 billion and were used to repay short-term debt and for other corporate purposes.

Under its commercial paper facilities and extendable commercial notes programs
(ECNs), Duke Energy had the ability to borrow up to $5.3 billion and $5.7 billion at March 31, 2001 and December 31, 2000, respectively.

A summary of the available commercial paper and ECNs as of March 31, 2001 is as follows:

------------------------------------------------------------------------------------------------------------
(In billions)                                Duke Capital     Duke Energy      Duke Energy
                          Duke Energy      Corporation (a)  Field Services    International       Total
------------------------------------------------------------------------------------------------------------
Commercial Paper            $1.25             $1.55             $0.68           $0.37 (b)         $3.85
ECNs                         0.50              1.00                -               -               1.50
                        ------------------------------------------------------------------------------------
Total                       $1.75             $2.55             $0.68           $0.37             $5.35
------------------------------------------------------------------------------------------------------------
(a)  Duke Capital Corporation is a wholly owned subsidiary of Duke Energy that provides financing and credit enhancement services for its subsidiaries.
(b)  Includes ability to issue medium term notes.

The amount of Duke Energy's bank credit and construction facilities available at March 31, 2001 and December 31, 2000, was approximately $3.7 billion and $4.2 billion, respectively. Certain of the credit facilities support the issuance of commercial paper; therefore, the issuance of commercial paper reduces the amount available under these credit facilities. At March 31, 2001, approximately $1.9 billion was outstanding under the commercial paper and ECN programs, and approximately $40 million of borrowings were outstanding under the bank credit and construction facilities.

Severe price movement in the energy markets for trading and hedging activities may result in a rapid change in the availability of cash. To meet these demands, in April 2001, Duke Energy entered into an additional $1.075 billion unsecured credit facility that allows it to issue letters of credit in lieu of actual cash deposits to meet margin requirements. Duke Energy's credit facilities are not subject to minimum cash requirements.

As of March 31, 2001, Duke Energy and its subsidiaries had the ability to issue up to $1.4 billion in gross proceeds from debt and other securities under shelf registrations filed with the SEC. Such securities may be issued as Senior Notes, First and Refunding Mortgage Bonds, Subordinated Notes, Trust Preferred Securities, Duke Energy Common Stock, Stock Purchase Contracts or Stock Purchase Units.

In April 2001 and May 2001, Duke Energy and Duke Capital Corporation, respectively, filed shelf registration statements increasing their ability to issue securities to $2 billion each.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policies

Duke Energy is exposed to market risks associated with interest rates, commodity prices, equity prices, counterparty credit and foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy's Policy Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Policy Committee is comprised of senior executives who receive periodic updates from the Chief Risk Officer (CRO) on market risk positions, corporate exposures, credit exposures and overall results of Duke Energy's risk management activities. The CRO has responsibility for the overall management of interest rate risk, foreign currency risk, credit risk and energy risk, including monitoring of exposure limits. There have been no material changes in Duke Energy's market risk since December 31, 2000.

CURRENT ISSUES

Environmental Matters. Legislation was recently introduced in the North Carolina General Assembly that would require North Carolina electric utilities, including Duke Energy, to make significant reductions in emissions of sulfur dioxide and nitrogen oxides from its coal-fired power plants over the next eight to 12 years. Management estimates the cost to Duke Energy of achieving the specified emission reductions in the proposed legislation to be approximately $1.5 billion. The proposed North Carolina legislation includes a provision that allows Duke Energy to recover some or all of these costs from customers. Costs to comply with this legislative proposal are in addition to the $500 million to $900 million that Duke Energy management estimates it will spend on pollution controls through 2007 to comply with new Environmental Protection Agency rules. The provisions of the final legislation, if passed into law, could be significantly different from the proposal.

California Issues. Duke Energy, certain of its subsidiaries, and three current or former executives have been named as defendants, among numerous other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California who seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. Duke Energy North America (DENA) and Duke Energy Trading and Marketing (DETM) have been named among 16 defendants in a class action lawsuit (the Gordon lawsuit) filed against companies identified as "generators and traders" of electricity in California markets. DETM also was named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers and traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit), was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, and includes Duke Energy, DENA, DETM, Duke Energy Morro Bay, Duke Energy Moss Landing, Duke Energy South Bay, Duke Energy Oakland, and three current or former executives of Duke Energy among the numerous other corporate and individual defendants. The Gordon and Hendricks class action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. Plaintiffs in these lawsuits seek aggregate damages of billions of dollars. The lawsuits each seek the disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in four lawsuits, an award of treble damages. Management believes that the final dispositon of these actions will not have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

Throughout the first quarter of 2001, Duke Energy has conducted its business in California to supply the maximum possible electricity to meet the needs of the state while limiting its exposure to non-creditworthy counterparties. Since December 31, 2000, Duke Energy has managed the balance of questionable receivables to a lower level, and is confident that the pre-tax provision of $110 million recorded in the fourth quarter of 2000 is appropriate. No additional provisions for California receivables were recorded in the first quarter of 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning litigation and other contingencies, see Note 7 to the Consolidated Financial Statements, "Commitments and Contingencies," and Item 3, "Legal Proceedings," included in Duke Energy's Form 10-K for December 31, 2000, which are incorporated herein by reference.

Management believes that the resolution of these matters discussed and referred to above will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of Duke Energy during the first quarter of 2001.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

           None.

(b)    Reports on Form 8-K

         A Current Report on Form 8-K filed on March 5, 2001 contained disclosures under Item 7, Financial Statements and Exhibits.

         A Current Report on Form 8-K filed on March 13, 2001 contained disclosures under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DUKE ENERGY CORPORATION

May 14, 2001                                 /s/  Robert P. Brace
                                            ------------------------------------
                                            Robert P. Brace
                                            Executive Vice President and
                                            Chief Financial Officer


May 14, 2001                                 /s/  Sandra P. Meyer
                                            ------------------------------------
                                            Sandra P. Meyer
                                            Senior Vice President and
                                            Controller