Form 10-Q
period 2001-06-30
DUKE ENERGY CORP
filed 2001-08-13
CIK 30371

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended June 30, 2001              Commission File Number 1-4928


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No __
                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, without par value, outstanding at July 31,
2001............774,956,820

================================================================================

                            DUKE ENERGY CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
                                     INDEX

Item                                                                     Page
----                                                                     ----

                         PART I. FINANCIAL INFORMATION

1.    Financial Statements.................................................................   1
        Consolidated Statements of Income for the Three and Six Months Ended
        June 30, 2001 and 2000.............................................................   1
        Condensed Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 2001 and 2000.............................................................   2
        Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000..............   3
        Consolidated Statements of Comprehensive Income for the Three and Six Months
          Ended June 30, 2001 and 2000.....................................................   5
        Notes to Consolidated Financial Statements.........................................   6
2.    Management's Discussion and Analysis of Results of Operations and Financial Condition  16

                           PART II. OTHER INFORMATION

1.    Legal Proceedings....................................................................  28
4.    Submission of Matters to a Vote of Security Holders .................................  28
6.    Exhibits and Reports on Form 8-K.....................................................  29
      Signatures...........................................................................  30




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

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In millions, except per share amounts)


                                                                          Three Months Ended        Six Months Ended
                                                                                June 30,                June 30,
                                                                         ----------------------   ---------------------
                                                                            2001         2000       2001         2000
                                                                         ----------    --------   --------    ---------

Operating Revenues
      Sales, trading and marketing of natural gas
           and petroleum products                                         $ 7,809      $ 6,549    $ 19,260     $ 10,836
      Trading and marketing of electricity                                  5,250        2,542       8,508        3,753
      Generation, transmission and distribution of electricity              1,853        1,277       3,158        2,515
      Transportation and storage of natural gas                               233          267         479          526
      Other                                                                   435          291         666          586
                                                                         ---------    ---------   ---------   ----------
            Total operating revenues                                       15,580       10,926      32,071       18,216
                                                                         ---------    ---------   ---------   ----------

Operating Expenses
      Natural gas and petroleum products purchased                          7,599        6,246      18,679       10,309
      Net interchange and purchased power                                   5,484        2,380       8,163        3,586
      Fuel used in electric generation                                        223          188         465          368
      Other operation and maintenance                                         964          912       1,841        1,579
      Depreciation and amortization                                           326          304         642          564
      Property and other taxes                                                104          102         219          204
                                                                         ---------    ---------   ---------   ----------
            Total operating expenses                                       14,700       10,132      30,009       16,610
                                                                         ---------    ---------   ---------   ----------

Operating Income                                                              880          794       2,062        1,606

Other Income and Expenses                                                      37           43         124           90
Interest Expense                                                              217          228         445          413
Minority Interests                                                             45           89         205          120
                                                                         ---------    ---------   ---------   ----------

Earnings Before Income Taxes                                                  655          520       1,536        1,163
Income Taxes                                                                  236          191         563          441
                                                                         ---------    ---------   ---------   ----------

Income Before Cumulative Effect of Change in Accounting Principle             419          329         973          722
Cumulative Effect of Change in Accounting Principle, Net of Tax                 -            -         (96)           -
                                                                         ---------    ---------   ---------   ----------

Net Income                                                                    419          329         877          722

Preferred and Preference Stock Dividends                                        4            5           8           10
                                                                         ---------    ---------   ---------   ----------

Earnings Available For Common Stockholders                                $   415      $   324    $    869     $    712
                                                                         =========    =========   =========   ==========

Common Stock Data
      Weighted average shares outstanding                                     773          735         759          734
      Earnings per share (before cumulative effect of change
         in accounting principle)
            Basic                                                         $  0.54      $  0.44    $   1.27     $   0.97
            Diluted                                                       $  0.53      $  0.44    $   1.26     $   0.97
      Earnings per share
            Basic                                                         $  0.54      $  0.44    $   1.14     $   0.97
            Diluted                                                       $  0.53      $  0.44    $   1.13     $   0.97
      Dividends per share                                                 $ 0.550      $ 0.550    $  0.825     $  0.825

                 See Notes to Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                    Six Months Ended
                                                                        June 30,
                                                                   ----------------------
                                                                     2001            2000
                                                                   -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES                               $ 2,211         $   696
                                                                   -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures, net of cash acquired                    (2,364)         (2,283)
      Investment expenditures                                         (629)           (536)
      Other                                                            720             (35)
                                                                   -------         -------
                  Net cash used in investing activities             (2,273)         (2,854)
                                                                   -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from
          Long-term debt issuances                                   1,664             552
          Common stock issuances and stock option exercises          1,338              87
      Payments for the redemption of long-term debt                   (461)           (294)
      Net change in notes payable and commercial paper              (1,417)          3,256
      Distributions to minority interests                                -          (1,217)
      Dividends paid                                                  (419)           (413)
      Other                                                            (24)            (11)
                                                                   -------         -------
                  Net cash provided by financing activities            681           1,960
                                                                   -------         -------
      Net increase (decrease) in cash and cash equivalents             619            (198)
      Cash and cash equivalents at beginning of period                 622             613
                                                                   -------         -------
      Cash and cash equivalents at end of period                   $ 1,241         $   415
                                                                   =======         =======
Supplemental Disclosures
      Cash paid for interest, net of amount capitalized            $   387         $   392
      Cash paid for income taxes                                   $   111         $   749

                 See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                                           June 30,
                                                                             2001               December 31,
                                                                         (Unaudited)               2000
                                                                         -------------           ----------
ASSETS

Current Assets
      Cash and cash equivalents                                            $ 1,241                $   622
      Receivables, net of allowance for doubtful accounts                    8,310                  8,293
      Inventory                                                                875                    736
      Unrealized gains on trading and hedging transactions                   3,080                 11,038
      Other                                                                  1,052                  1,466
                                                                           --------               -------
          Total current assets                                              14,558                 22,155
                                                                           --------               -------

Investments and Other Assets
      Investments in affiliates                                              1,477                  1,370
      Nuclear decommissioning trust funds                                      689                    717
      Pre-funded pension costs                                                 310                    304
      Goodwill, net                                                          1,597                  1,566
      Notes receivable                                                         485                    462
      Unrealized gains on trading and hedging transactions                   2,709                  4,218
      Other                                                                  1,533                  1,445
                                                                           --------               -------
          Total investments and other assets                                 8,800                 10,082
                                                                           --------               -------

Property, Plant and Equipment
      Cost                                                                  36,137                 34,615
      Less accumulated depreciation and amortization                        10,576                 10,146
                                                                           --------               -------
          Net property, plant and equipment                                 25,561                 24,469
                                                                           --------               -------

Regulatory Assets and Deferred Debits                                        1,300                  1,470
                                                                           --------               -------

      Total Assets                                                         $50,219                $58,176
                                                                           ========               =======


                See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                                                June 30,
                                                                                                  2001               December 31,
                                                                                              (Unaudited)                2000
                                                                                           -------------------    ----------------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                                          $  7,294               $ 7,375
      Notes payable and commercial paper                                                             456                 1,826
      Taxes accrued                                                                                  389                   261
      Interest accrued                                                                               254                   208
      Current maturities of long-term debt and preferred stock                                       298                   470
      Unrealized losses on trading and hedging transactions                                        2,411                11,070
      Other                                                                                        2,459                 1,769
                                                                                                ---------              --------
          Total current liabilities                                                               13,561                22,979
                                                                                                ---------              --------

Long-term Debt                                                                                    12,365                11,019
                                                                                                ---------              --------

Deferred Credits and Other Liabilities
      Deferred income taxes                                                                        4,554                 3,851
      Nuclear decommissioning costs externally funded                                                689                   717
      Unrealized losses on trading and hedging transactions                                        1,038                 3,581
      Other                                                                                        1,804                 1,885
                                                                                                ---------              --------
          Total deferred credits and other liabilities                                             8,085                10,034
                                                                                                ---------              --------

Commitments and Contingencies

Guaranteed Preferred Beneficial Interests in Subordinated
      Notes of Duke Energy Corporation or Subsidiaries                                             1,406                 1,406
                                                                                                ---------              --------

Minority Interests                                                                                 2,462                 2,435
                                                                                                ---------              --------

Preferred and Preference Stock
      Preferred and preference stock with sinking fund requirements                                   38                    38
      Preferred and preference stock without sinking fund requirements                               209                   209
                                                                                                ---------              --------
          Total preferred and preference stock                                                       247                   247
                                                                                                ---------              --------

Common Stockholders' Equity
      Common stock, no par, 2 billion shares authorized; 775 million and 739 million
          shares outstanding at June 30, 2001 and December 31, 2000, respectively                  6,132                 4,797
      Retained earnings                                                                            5,558                 5,379
      Accumulated other comprehensive income (loss)                                                  403                  (120)
                                                                                                ---------              --------
          Total common stockholders' equity                                                       12,093                10,056
                                                                                                ---------              --------

      Total Liabilities and Common Stockholders' Equity                                         $ 50,219               $58,176
                                                                                                =========              ========

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (In millions)



                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                                  -------------------             -----------------
                                                                  2001          2000              2001         2000
                                                                  ----          ----              ----         ----

Net Income                                                        $ 419        $ 329           $   877        $ 722

Other Comprehensive Income (Loss), Net of Tax
      Cumulative effect of change in accounting principle             -            -              (921)           -
      Foreign currency translation adjustment                       (47)         (47)             (188)         (48)
      Net unrealized gains on cash flow hedges                    1,509            -             1,153            -
      Reclassification into earnings                                301            -               479            -
                                                                -------        -----           -------        -----
      Total other comprehensive income (loss)                     1,763          (47)              523          (48)
                                                                -------        -----           -------        -----
Total Comprehensive Income                                      $ 2,182        $ 282           $ 1,400        $ 674
                                                                =======        =====           =======        =====


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

Duke Ventures is comprised of other diverse businesses, primarily operating through Crescent Resources, LLC (Crescent), DukeNet Communications, LLC (DukeNet) and Duke Capital Partners, LLC (DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a wholly owned merchant finance company, provides financing, investment banking and asset management services to wholesale and commercial energy markets.

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

------------------------------------------------------------------------------------------------------
Denominator for Earnings per Share (In millions)
------------------------------------------------------------------------------------------------------
                                                        Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                    --------------------------------------------------
                                                        2001          2000          2001          2000
                                                    --------------------------------------------------
Denominator for basic earnings per share
   (weighted average shares outstanding)               773.0         735.2         759.2         734.2
Assumed exercise of dilutive stock options               6.1           2.2           5.7           1.8
                                                       -----         -----         -----         -----
Denominator for diluted earnings per share             779.1         737.4         764.9         736.0
                                                       =====         =====         =====         =====


Prior year common stock amounts and per share data have been adjusted to reflect the two-for-one common stock split effective January 26, 2001.

Accounting for Hedges and Commodity Trading Activities. All derivatives are recognized on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions, as appropriate. On the date swaps, futures, forwards or option contracts are entered into, Duke Energy designates the derivative as either held for trading (trading instruments), as a hedge of a forecasted transaction or future cash flows (cash flow hedges), or as a normal purchase or sale contract.

Duke Energy also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The extrinsic value of options of $2 million was excluded in the assessment of hedge effectiveness for the three months ended June 30, 2001.

Duke Energy occasionally enters into derivatives as fair value hedges of an asset, liability or firm commitment. For the six months ended June 30, 2001, these transactions were not material to its consolidated results of operations, cash flows or financial position.

Commodity Trading. Prior to settlement of any energy contract held for trading purposes, favorable or unfavorable price movement is reported as Natural Gas and Petroleum Products Purchased, or Net Interchange and Purchased Power, as appropriate, in the Consolidated Statements of Income. An offsetting amount is recorded on the Consolidated Balance Sheets as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions. When a contract to sell energy is physically settled, the fair value entries are reversed and the gross amount invoiced to the customer is included as Sales, Trading and Marketing of Natural Gas and Petroleum Products, or Trading and Marketing of Electricity, as appropriate, in the Consolidated Statements of Income. Similarly, when a contract to purchase energy is physically settled, the purchase price is included as Natural Gas and Petroleum Products Purchased, or Net Interchange and Purchased Power, as appropriate, in the Consolidated Statements of Income. If a contract is not physically settled, the unrealized gain or loss on the Consolidated Balance Sheets is reversed and reclassified to a receivable or payable account. For income statement purposes, the contract is treated as a pure financial instrument, so financial settlement has no effect on the Consolidated Statements of Income.

Cash Flow Hedges. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are included in the Consolidated Statements of Comprehensive Income as Other Comprehensive Income (OCI) until earnings are affected by the hedged item. Settlement amounts and ineffective portions of cash flow hedges are removed from OCI and recorded in the Consolidated Statements of Income in the same accounts as the item being hedged. Duke Energy discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued, the derivative will continue to be carried on the Consolidated Balance Sheets at its fair value with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were accumulated in OCI will remain in OCI until earnings are affected by the hedged item, unless it is no longer probable that the hedged transaction will occur. Under these circumstances, gains and losses that were accumulated in OCI will be recognized in current-period earnings.

Fair Value Hedges. Duke Energy enters into interest-rate swaps to convert some of its fixed-rate long-term debt to floating rate debt. All components of each derivative gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Cumulative Effect of Change in Accounting Principle. Duke Energy adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, Duke Energy recorded a net-of-tax cumulative effect adjustment of $96 million, or $0.13 per basic share, as a reduction in earnings. The net-of-tax cumulative effect adjustment reducing OCI and Common Stockholders' Equity was $921 million. For the six months ended June 30, 2001, Duke Energy reclassified as earnings $204 million of losses from OCI for derivatives included in the transition adjustment related to hedge transactions that settled. The amount reclassified out of OCI will be different from the amount included in the transition adjustment due to market price changes since January 1, 2001.

Currently, there are ongoing discussions surrounding the implementation and interpretation of SFAS No. 133 by the Financial Accounting Standards Board's
(FASB) Derivative Implementation Group. In June 2001, the FASB approved Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forwards Contracts in Electricity." Under the guidance of Issue C15, buyers and sellers of electricity are not required to mark-to-market contracts meeting certain criteria. Option-type contracts include capacity contracts that allow the electric industry to meet volatile demand by providing the option to purchase electricity as needed. The FASB concluded if such contracts meet the criteria outlined in Issue C15, they could qualify as normal under SFAS No. 133. This new SFAS No. 133 implementation guidance becomes effective July 1, 2001. Duke Energy will treat the change as a de-designation under SFAS No. 133, and the fair value for each qualifying contract on July 1 shall become the contract's net carrying amount.

In June 2001, the FASB also cleared Issue C10, "Scope Exceptions: Can Option Contracts and Forward Contracts with Optionality Features Qualify for the Normal Purchases and Normal Sales Exception." Issue C10 states that normal purchases and normal sales exception applies only to contracts that provide for the purchase or sale of items (other than a financial instrument or derivative instrument) that will be delivered in quantities expected to be used or sold over a reasonable period, in the normal course of business.

Duke Energy does not believe that the adoption of Issue C10 or Issue C15 will have a significant impact on its consolidated results of operations, cash flows or financial position.

New Accounting Standards. In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires all business combinations initiated (as defined by the standard) after June 30, 2001 to be accounted for using the purchase method. Companies may no longer use the pooling method for future combinations.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by Duke Energy as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. Duke Energy expects that the adoption of SFAS No. 142 will have an impact on future financial statements due to the discontinuation of goodwill amortization expense. For the six months ended June 30, 2001 amortization expense for goodwill was $51 million. Duke Energy is preparing to implement the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. Duke Energy is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

Reclassifications. Certain prior period amounts have been reclassified in the Consolidated Financial Statements and in Note 4 to conform to the current presentation.

Excise and Other Pass Through Taxes. Duke Energy generally presents revenues net of pass through taxes on the Consolidated Statements of Income.

3.  Derivative Instruments, Hedging Activities and Credit Risk

Commodity Cash Flow Hedges. Certain subsidiaries of Duke Energy are exposed to market fluctuations in the prices of various commodities related to their ongoing power generating and natural gas gathering, processing and marketing activities. Duke Energy closely monitors the potential impacts of commodity price changes, and where appropriate, uses various instruments to lock in margins for a portion of its future sales and generation revenues. These commodity instruments, consisting of swaps, futures, forwards and collared options, serve as cash flow hedges for natural gas, electricity and NGL transactions. The maximum term over which Duke Energy is hedging exposures to the price variability of these commodities is 12 years.

For the six months ended June 30, 2001, the ineffective portion of commodity cash flow hedges and the amount recognized for transactions that no longer qualified as cash flow hedges were not material. As of June 30, 2001, $220 million of after-tax deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next six months as the hedged transactions occur. These losses will generally be more than offset by the related sales and generation revenues. However, due to the volatility of the commodities markets, the value of the derivative instrument is subject to change prior to its reclassification into earnings.

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

Interest Rate (Fair Value or Cash Flow) Hedges. Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-rate securities, commercial paper and auction market preferred stock, as well as interest rate swaps and interest rate lock agreements. Duke Energy manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. For the six months ended June 30, 2001, Duke Energy's existing interest rate derivative instruments and related ineffectiveness was not material to its results of operations, cash flows or financial position.

Foreign Currency (Fair Value or Cash Flow) Hedges. Duke Energy is exposed to foreign currency risk that arises from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, contracts are denominated in or indexed to the U.S. dollar, or investments may be hedged through debt denominated in the foreign currency. Duke Energy also uses foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. For the six months ended June 30, 2001, the impact of Duke Energy's existing foreign currency derivative instruments were not material to its results of operations, cash flows or financial position.

Market and Credit Risk. Duke Energy's principal markets for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Canada, Asia Pacific, Europe and Latin America. Duke Energy has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect Duke Energy's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, Duke Energy analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. As of June 30, 2001, Duke Energy had a pre-tax provision of $90 million related to energy sales in California. See Note 7 for further information regarding credit exposure.

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

4.    Business Segments

Duke Energy's reportable segments are strategic business units that offer different products and services and are each managed separately. Management evaluates segment performance based on earnings before interest and taxes (EBIT) after deducting minority interests. EBIT is calculated as follows:

----------------------------------------------------------------------------------------------------
Reconciliation of Operating Income to EBIT (In millions)
----------------------------------------------------------------------------------------------------
                                                   Three Months Ended            Six Months Ended
                                                        June 30,                      June 30,
                                          ----------------------------------------------------------
                                                    2001          2000           2001           2000
                                          ----------------------------------------------------------
Operating income                                   $ 880         $ 794         $2,062         $1,606
Plus: Other income and expenses                       37            43            124             90
                                          ----------------------------------------------------------
EBIT                                               $ 917         $ 837         $2,186         $1,696
----------------------------------------------------------------------------------------------------

EBIT should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles as an indicator of Duke Energy's operating performance or liquidity. Duke Energy's EBIT is not necessarily comparable to a similarly titled measure of another company.

Beginning January 1, 2001, Duke Energy discontinued allocating certain corporate costs for its business segment analysis. Certain reclassifications have been made to information for the period ended June 30, 2000 to conform to the current year presentation.

---------------------------------------------------------------------------------------------------------------------------
Business Segment Data (In millions)
---------------------------------------------------------------------------------------------------------------------------
                                                                                           Depreciation      Capital and
                                 Unaffiliated   Intersegment  Total                             and           Investment
                                    Revenues      Revenues   Revenues         EBIT/a/      Amortization      Expenditures/c/
                               --------------------------------------------------------------------------------------------
Three Months Ended
  June 30, 2001
Franchised Electric                 $ 1,154      $      -     $ 1,154            $361            $146           $  275
Natural Gas Transmission                229            35         264             142              36              207
Field Services                        2,255           283       2,538              84              70              261
NAWE                                 11,370           136      11,506             251              34              847
International Energy                    399             -         399              68              23              135
Other Energy Services                    75            57         132               9               4                3
Duke Ventures                            98             -          98              36               5              189
Other Operations /b/                      -            30          30             (58)              8               34
Eliminations and                                     (541)
  Minority interests                      -                      (541)             24               -                -
                               ------------------------------------------------------------------------------------------
   Total consolidated               $15,580      $      -     $15,580            $917            $326           $1,951
-------------------------------------------------------------------------------------------------------------------------

Three Months Ended
  June 30, 2000
Franchised Electric                 $ 1,158      $      -     $ 1,158            $395            $141           $  114
Natural Gas Transmission                249            32         281             128              32               39
Field Services                        1,870           285       2,155              72              71               87
NAWE                                  7,280            50       7,330             110              19              491
International Energy                    249             -         249              87              27              383
Other Energy Services                    86            52         138              10               3                5
Duke Ventures                            34             -          34              15               4              100
Other Operations /b/                      -            (8)         (8)            (57)              7               42
Eliminations and
  Minority interests                      -          (411)       (411)             77               -                -
                               ------------------------------------------------------------------------------------------
   Total consolidated               $10,926      $      -     $10,926            $837            $304           $1,261
-------------------------------------------------------------------------------------------------------------------------

/a/EBIT includes intersegment sales accounted for at prices representative of unaffiliated party transactions.
/b/Includes certain unallocated corporate items.
/c/Capital and Investment Expenditures are gross of cash received from acquisitions.

---------------------------------------------------------------------------------------------------------------------------
Business Segment Data (In millions)
---------------------------------------------------------------------------------------------------------------------------
                                                                                               Depreciation     Capital and
                                 Unaffiliated     Intersegment      Total                           and         Investment
                                   Revenues         Revenues      Revenues          EBIT/a/     Amortization   Expenditures/c/
                               --------------------------------------------------------------------------------------------
Six Months Ended
  June 30, 2001
Franchised Electric                 $ 2,311       $     -        $ 2,311          $  821            $292           $  452
Natural Gas Transmission                474            72            546             317              71              286
Field Services                        4,871         1,065          5,936             207             138              307
NAWE                                 23,228           293         23,521             599              61            1,365
International Energy                    896             5            901             144              48              158
Other Energy Services                   156            94            250              13               7                8
Duke Ventures                           135             -            135              43               9              363
Other Operations /b/                      -           121            121            (113)             16               59
Eliminations and
  Minority interests                      -        (1,650)        (1,650)            155               -                -
                               ------------------------------------------------------------------------------------------
   Total consolidated               $32,071       $     -        $32,071          $2,186            $642           $2,998
-------------------------------------------------------------------------------------------------------------------------

Six Months Ended
  June 30, 2000
Franchised Electric                 $ 2,273       $     -        $ 2,273          $  860            $282           $  291
Natural Gas Transmission                501            66            567             286              61              467
Field Services                        3,144           477          3,621             144             109              215
NAWE                                 11,443           192         11,635             192              35              826
International Energy                    455             2            457             191              49              830
Other Energy Services                   329            84            413              17               6               16
Duke Ventures                            71             -             71              33               8              164
Other Operations /b/                      -            10             10            (110)             14              100
Eliminations and
  Minority interests                      -          (831)          (831)             83               -                -
                               ------------------------------------------------------------------------------------------
   Total consolidated               $18,216       $     -        $18,216          $1,696            $564           $2,909
---------------------------------------------------------------------------------------------------------------------------

/a/EBIT includes intersegment sales accounted for at prices representative of unaffiliated party transactions.
/b/Includes certain unallocated corporate items.
/c/Capital and Investment Expenditures are gross of cash received from acquisitions.

Segment assets in the accompanying table are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

---------------------------------------------------------------------------------------
Segment Assets (In millions)
---------------------------------------------------------------------------------------
                                                         June 30,          December 31,
                                                           2001               2000
                                             ------------------------------------------
Franchised Electric                                       $12,888             $12,819
Natural Gas Transmission                                    4,821               4,995
Field Services                                              6,725               6,266
NAWE                                                       18,269              28,213
International Energy                                        4,364               4,551
Other Energy Services                                         317                 543
Duke Ventures                                               1,837               1,967
Other Operations and eliminations/a/                          998              (1,178)
                                             ------------------------------------------
   Total consolidated                                     $50,219             $58,176
---------------------------------------------------------------------------------------

/a/Includes certain unallocated corporate items.


5.  Debt

In February 2001, DEFS issued $250 million of 6.875% Senior Unsecured Notes due 2011. The proceeds were used to repay DEFS' remaining balance of commercial paper that was issued in connection with the March 2000 combination of Field Services' natural gas gathering, processing and marketing business with Phillips Petroleum's Gas Gathering, Processing and Marketing unit.

In July 2001, Duke Energy redeemed seven issues of first and refunding mortgage bonds. The redemption was completed to take advantage of the general decline in interest rates. The total face value of the redeemed bonds was $386 million with interest rates ranging from 5.875% to 8.30%.

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

7.  Commitments and Contingencies

Environmental Matters.  In October 1998, the Environmental Protection Agency
(EPA) issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans
(SIPs) to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA's rule was challenged in court by various states, industry and other interests, including Duke Energy and the states of North Carolina and South Carolina. In March 2000, the court upheld most aspects of the EPA's rule. The same court subsequently issued a decision that extended the compliance deadline for implementation of emission reductions to May 31, 2004.

In January 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act that has virtually identical emission control requirements as its October 1998 action, but with a May 1, 2003 compliance date. This rule was challenged in court and on May 14, 2001 the US Court of Appeals for the DC Circuit issued its decision. The court sided with the EPA on all issues except the electric generating unit (EGU) growth rate factor determinations used to establish each state's emission cap. Because the EPA has yet to act on the court's remand order, a group of utilities, including Duke Energy, has filed a motion with the court. The motion requests the court to reconsider its decision not to vacate the EGU portion of the rule, or to suspend the May 1, 2003 compliance date until the EPA acts in accordance with the court's remand order. It is not known at this time how the EPA will respond or if the May 1, 2003 compliance date will be changed as a result of the court's decision. Management estimates that Duke Energy will spend from $500 million to $900 million in capital costs for additional emission controls through 2007 to comply with the new EPA rules.

In response to the EPA's October 1998 rule, both North Carolina and South Carolina have revised their SIPs and are awaiting legislative and EPA approval. Legislation was recently introduced in the North Carolina General Assembly that would require North Carolina electric utilities, including Duke Energy, to make significant reductions in emissions of sulfur dioxide and nitrogen oxides from its coal-fired power plants over the next eight to 12 years. Management estimates the cost to Duke Energy of achieving the specified emission reductions in the proposed legislation to be approximately $1.5 billion. The proposed North Carolina legislation includes a provision that allows Duke Energy to recover some or all of these costs from customers. The provisions of the final legislation, if passed into law, could be significantly different from the proposal.

Emission control retrofits needed to comply with the new rules are large technical, design and construction projects. These projects will be managed closely to ensure the continuation of reliable electric service to Duke Energy's customers throughout the projects and upon their completion.

California Issues. Duke Energy, certain of its subsidiaries, and three current or former executives have been named as defendants, among numerous other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California who seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. DENA and DETM have been named among 16 defendants in a class action lawsuit (the Gordon lawsuit) filed against companies identified as "generators and traders" of electricity in California markets. DETM also was named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers and traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit), was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, and includes Duke Energy, certain of its subsidiaries and three current or former executives of Duke Energy among the numerous other corporate and individual defendants. The Gordon and Hendricks class action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. Plaintiffs in these lawsuits seek aggregate damages of billions of dollars. The lawsuits each seek the disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in four lawsuits, an award of treble damages. While these matters referenced above are in their earliest stages, management believes, based on its analysis to date of the factual background and the claims asserted in these matters, that their resolution will not have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

In addition to the lawsuits described in the preceding paragraph, several investigations and regulatory proceedings have commenced at the state and federal levels into the causes of the high wholesale electricity prices in the western U.S. At the federal level, there are numerous proceedings before the FERC. Some parties to those proceedings have made claims for billions of dollars of refunds from sellers of wholesale electricity, including DETM. Some parties have also sought to revoke the authority of DETM and other DENA-affiliated electricity marketers to sell electricity at market-based rates. The FERC is also conducting its own investigation to determine the causes of the high wholesale electricity prices. As a result of these proceedings, the FERC has ordered some sellers, including DETM, to refund, or offset against outstanding accounts receivable, certain amounts billed for sales of electricity in excess of a FERC established proxy price. The proxy price is intended to represent what the FERC believes would have been the market-clearing price in a perfectly competitive market. In June 2001, DETM offset approximately $20 million against amounts owed to it by the California Independent System Operator and the California Power Exchange for sales of electricity during January and February 2001. This offset reduced the $110 million reserve established in the fourth quarter of 2000 to $90 million. Proceedings are ongoing to determine, among other things, the amount of any refunds or offsets for periods prior to January 2001 and the method to be used to determine the proxy price in future months.

At the state level, the California Public Utilities Commission has formal and informal investigations in place primarily to determine if power plant operators in California, including DENA, have improperly "withheld," either economically or physically, generation output from the market to manipulate market prices.
In addition, the California State Senate formed a Select Committee to Investigate Price Manipulation of the Wholesale Energy Market (Select Committee). The Select Committee has served a subpoena on several Duke Energy subsidiaries seeking data concerning their California market activities. The Select Committee has heard testimony from several witnesses but no one from Duke Energy has been called to testify to date.

The California Attorney General also has an investigation under way to determine if any market participants engaged in illegal activity, including antitrust activity, in the course of their sales of electricity into the wholesale markets in the western U.S. The Attorneys General of Washington and Oregon have joined the California Attorney General in a joint investigation of the electricity markets.

The California Attorney General has also convened a grand jury to determine whether criminal charges should be brought against any market participants. To date, no Duke Energy employee has been called to testify before the grand jury nor have any criminal charges been filed against Duke Energy or any of its officers, directors or employees in connection with the wholesale electricity markets in the western U.S.

Throughout 2001, Duke Energy has conducted its business in California to supply the maximum possible electricity to meet the needs of the state while limiting its exposure to non-creditworthy counterparties and managing the output limitations on its power plants imposed by applicable permits and laws. Since December 31, 2000, Duke Energy has closely managed the balance of questionable receivables, and believes that the current pre-tax provision of $90 million is appropriate. No additional provisions for California receivables have been recorded in 2001. While these matters referenced above are in their earliest stages, management believes, based on its analysis to date of the factual background and the claims asserted in these matters, that their resolution will not have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

Litigation. Exxon Mobil Corporation Arbitration. In December 2000, three subsidiaries of Duke Energy initiated binding arbitration against three subsidiaries of the Exxon Mobil Corporation (collectively, the "Exxon Mobil entities") concerning the parties' joint ownership of DETM and certain related affiliates (collectively, the "Ventures"). At issue is a buy-out right provision in the parties' agreement. The agreements governing the ownership of the Ventures contain provisions giving Duke Energy the right to purchase the Exxon Mobil entities' 40% interest in the Ventures in the event material business disputes arise between the Ventures' owners. Such disputes have arisen, and consequently, Duke Energy exercised its right to buy the Exxon Mobil entities' interest in the Ventures. Duke Energy claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the buy-out right provision, and seeks specific performance of the provision. Duke Energy has also asserted various additional claims against the Exxon Mobil entities for breach of the agreements governing the Ventures.

In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas State court action alleging that Duke Energy breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court entered an order staying the state court action, and compelling the Exxon Mobil entities to arbitrate their state court claims. To date, the Exxon Mobil entities have not sought to challenge this order in an appellate court and a hearing before an arbitration panel has been scheduled for early October 2001. At this hearing, the arbitration panel will hear evidence on all of the claims between the parties and a decision from the arbitration panel is expected within 30 days following the conclusion of the hearing. Management believes that the final disposition of this action will not have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

Duke Energy and its subsidiaries are involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Introduction

Duke Energy Corporation (collectively with its subsidiaries, "Duke Energy") is an integrated energy and energy services provider with the ability to offer physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments. See Note 1 for descriptions of Duke Energy's business segments.

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2001, earnings available for common stockholders were $415 million, or $0.54 per basic share. For the comparable 2000 period, earnings available for common stockholders were $324 million, or $0.44 per basic share. The increase was primarily due to earnings from business expansion and continued growth that occurred during 2001, and decreased interest and minority interest expense. Earnings per share information for 2000 has been restated to reflect the two-for-one common stock split that was effective January 26, 2001.

For the six months ended June 30, 2001, earnings available for common stockholders were $869 million, or $1.14 per basic share. For the comparable 2000 period, earnings available for common stockholders were $712 million, or $0.97 per basic share. The increase was primarily due to earnings from business expansion and continued growth that occurred during 2001, partially offset by higher interest and minority interest expense and a one-time net-of-tax charge of $96 million, or $0.13 per basic share. This one-time charge was the cumulative effect of a change in accounting principle for the January 1, 2001 adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Operating income increased $86 million to $880 million for the quarter, and increased $456 million to $2,062 million for the six months ended June 30, 2001. Earnings before interest and taxes (EBIT) increased $80 million to $917 million for the quarter, and increased $490 million to $2,186 million for the six months ended June 30, 2001. Operating income and EBIT are affected by the same fluctuations for Duke Energy and each of its business segments. Prior year business segment EBIT amounts have been restated to conform to the current year presentation of corporate cost allocations. See Note 4 for additional information on business segments.

EBIT is calculated as follows:

------------------------------------------------------------------------------------------
Reconciliation of Operating Income to EBIT (In millions)
------------------------------------------------------------------------------------------
                                            Three Months Ended           Six Months Ended
                                                June 30,                      June 30,
                                    ------------------------------------------------------
                                            2001          2000           2001         2000
                                    ------------------------------------------------------
Operating income                           $ 880         $ 794         $2,062       $1,606
Plus: Other income and expenses               37            43            124           90
                                    ------------------------------------------------------
EBIT                                       $ 917         $ 837         $2,186       $1,696
------------------------------------------------------------------------------------------

EBIT should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles as an indicator of Duke Energy's operating performance or liquidity. Duke Energy's EBIT is not necessarily comparable to a similarly titled measure of another company.

Business segment EBIT is summarized in the following table and is discussed thereafter.

---------------------------------------------------------------------------------------------------------
EBIT by Business Segment (In millions)
---------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                Six Months Ended
                                                          June 30,                         June 30,
                                         ----------------------------------------------------------------
                                                  2001            2000               2001            2000
                                         ----------------------------------------------------------------
Franchised Electric                               $ 361          $ 395             $  821          $  860
Natural Gas Transmission                            142            128                317             286
Field Services                                       84             72                207             144
North American Wholesale Energy                     251            110                599             192
International Energy                                 68             87                144             191
Other Energy Services                                 9             10                 13              17
Duke Ventures                                        36             15                 43              33
Other Operations                                    (58)           (57)              (113)           (110)
EBIT attributable to minority interests              24             77                155              83
                                         ----------------------------------------------------------------
Consolidated EBIT                                 $ 917          $ 837             $2,186          $1,696
---------------------------------------------------------------------------------------------------------

Other Operations primarily include certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

Franchised Electric

---------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                                ---------------------------------------------------------
(In millions, except where noted)                 2001           2000             2001             2000
---------------------------------------------------------------------------------------------------------
Operating revenues                              $ 1,154        $ 1,158            $ 2,311         $ 2,273
Operating expenses                                  779            783              1,527           1,452
                                                ---------------------------------------------------------
Operating income                                    375            375                784             821
Other income, net of expenses                       (14)            20                 37              39
                                                ---------------------------------------------------------
EBIT                                            $   361        $   395            $   821         $   860
                                                =========================================================

Sales - GWh /a/                                  20,221         20,661             39,583          41,215
---------------------------------------------------------------------------------------------------------

/a/Gigawatt-hours.

Franchised Electric's EBIT decreased $34 million for the quarter and $39 million for the six months ended June 30, 2001, compared to the same periods in 2000. Decreased sales to industrial customers and increased operating costs, resulting primarily from increased nuclear outage costs, affected both the quarter and six-month periods. These decreases were partially offset by growth in sales to general service and residential customers due mainly to an increase in the average number of customers in Franchised Electric's service territory. The following table details the changes in GWh sales and average number of customers compared to the prior year.

--------------------------------------------------------------------------------------
Increase (decrease) over prior year        Three Months Ended        Six Months Ended
--------------------------------------------------------------------------------------
Residential sales                                 1.6%                     5.4%
General service sales                             1.7%                     3.4%
Industrial sales                                (10.0)%                   (7.9)%
Total Franchised Electric sales                  (2.1)%                   (4.0)%
Average number of customers                       1.9%                     2.1%
--------------------------------------------------------------------------------------

Natural Gas Transmission

-----------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                   --------------------------------------------------------------
(In millions, except where noted)                         2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                       $ 264            $ 281            $ 546            $ 567
Operating expenses                                         125              155              232              295
                                                   --------------------------------------------------------------
Operating income                                           139              126              314              272
Other income, net of expenses                                3                2                3               14
                                                   --------------------------------------------------------------
EBIT                                                     $ 142            $ 128            $ 317            $ 286
                                                   --------------------------------------------------------------
Throughput - TBtu /a/                                      334              372              845              877
-----------------------------------------------------------------------------------------------------------------

/a/Trillion British thermal units.

For the quarter and six months ended June 30, 2001, EBIT for Natural Gas Transmission increased $14 million and $31 million, respectively, compared to the same periods in 2000. The quarterly results benefited from earnings at Market Hub Partners, which was acquired in September 2000, and increased earnings from Maritimes & Northeast Pipeline. Earnings from Market Hub Partners also contributed to the increase in EBIT for the six-month period as did earnings from East Tennessee Natural Gas Company (East Tennessee), which was acquired in March 2000. For both periods, the decrease in operating revenues, which is offset by a decrease in operating costs, resulted from reduced rates effective in December 2000 that reflect lower recovery requirements for operating costs at Texas Eastern Transmission, LP, primarily system fuel and Federal Energy Regulatory Commission (FERC) Order 636 transition costs. For both periods, the decrease in throughput resulted from a decrease in usage due to the increased natural gas prices.

Field Services

-----------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                   --------------------------------------------------------------
(In millions, except where noted)                         2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                      $2,538           $2,155           $5,936           $3,621
Operating expenses                                       2,406            2,040            5,625            3,430
                                                   --------------------------------------------------------------
Operating income                                           132              115              311              191
Other income, net of expenses                                -                -                -               (4)
Minority interest expense                                   48               43              104               43
                                                   --------------------------------------------------------------
EBIT                                                    $   84           $   72           $  207           $  144
                                                   --------------------------------------------------------------

Natural gas gathered and
   Processed/transported, TBtu/d /a/                       8.5              8.0              8.4              7.0
Natural gas liquids (NGL)
   Production, MBbl/d /b/                                406.7            401.5            388.9            316.3
Natural gas marketed, TBtu/d                               1.6              0.5              1.6              0.5
Average natural gas price per MMBtu /c/                 $ 4.67           $ 3.47           $ 5.88           $ 2.99
Average NGL price per gallon /d/                        $ 0.48           $ 0.47           $ 0.54           $ 0.49
-----------------------------------------------------------------------------------------------------------------

/a/ Trillion British thermal units per day.
/b/ Thousand barrels per day.
/c/ Million British thermal units.
/d/ Does not reflect results of commodity hedges.

EBIT for Field Services increased $12 million for the quarter ended June 30, 2001, compared to the same period in 2000. Commodity prices were the main factor contributing to higher revenues during the second quarter of 2001. The increase in operating expenses for the three months ended June 30, 2001 was primarily due to the interaction of natural gas and NGL purchase contracts with higher natural gas prices. EBIT also increased due to higher cost reduction efforts and plant consolidation.

Field Services' EBIT increased $63 million for the six months ended June 30, 2001, compared to the same period in 2000. The increase in EBIT was primarily due to the addition of the Phillips Petroleum's Gas Gathering, Processing and Marketing unit's (Phillips) midstream natural gas business and an increase in average NGL prices. This was partially offset by an increase in natural gas prices and hedging losses.

Average NGL prices increased 2% for the quarter and 10% for the six months.

North American Wholesale Energy (NAWE)

----------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended              Six Months Ended
                                                                June 30,                        June 30,
                                                   -------------------------------------------------------------
(In millions, except where noted)                         2001              2000          2001              2000
----------------------------------------------------------------------------------------------------------------
Operating revenues                                     $11,506           $ 7,330      $ 23,521          $ 11,635
Operating expenses                                      11,303             7,184        22,892            11,410
                                                   -------------------------------------------------------------
Operating income                                           203               146           629               225
Other income, net of expenses                               18                (8)            8                (4)
Minority interest (benefit) expense                        (30)               28            38                29
                                                   -------------------------------------------------------------
EBIT                                                   $   251           $   110      $    599          $    192
                                                   -------------------------------------------------------------

Natural gas marketed, TBtu/d                              11.2              11.2          12.4              11.6
Electricity marketed and traded, GWh                    66,225            58,198       110,842           108,551
Proportional megawatt capacity in operation                                              6,846             5,143
Proportional megawatt capacity owned /a/                                                13,231             8,473
----------------------------------------------------------------------------------------------------------------

/a/ Includes under construction or under contract at period end.

For the quarter and six months ended June 30, 2001, EBIT for NAWE increased $141 million and $407 million, respectively, compared with the same periods in 2000. The increases are due to increased earnings from generation assets, resulting primarily from a 33% increase in proportional megawatt capacity in operation; as well as enhanced performance in natural gas and electricity trading and services. In addition, when compared to the prior year, EBIT increased $88 million for the quarter and $18 million for the six months from the sale of interests in generating facilities as a result of NAWE executing its portfolio management strategy.

Losses at Duke Energy Trading and Marketing, LLC (DETM) resulted in a minority interest benefit for the quarter ended June 30, 2001 while year-to-date earnings resulted in a $9 million increase in minority interest expense when compared to the prior year.

International Energy

-----------------------------------------------------------------------------------------------------------
                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                   --------------------------------------------------------
(In millions, except where noted)                         2001             2000       2001             2000
-----------------------------------------------------------------------------------------------------------
Operating revenues                                       $ 399            $ 249     $  901           $  457
Operating expenses                                         334              170        762              283
                                                   --------------------------------------------------------
Operating income                                            65               79        139              174
Other income, net of expenses                                9               14         18               28
Minority interest expense                                    6                6         13               11
                                                   --------------------------------------------------------
EBIT                                                     $  68            $  87     $  144           $  191
                                                   --------------------------------------------------------

Proportional megawatt capacity in operation                                          4,241            4,205
Proportional megawatt capacity owned /a/                                             4,844            4,370
Proportional maximum pipeline
   Capacity /a/, MMcf/d /b/                                                            363              321
-----------------------------------------------------------------------------------------------------------

/a/Includes under construction or under contract at period end.
/b/Million cubic feet per day.

International Energy's EBIT decreased $19 million for the quarter and $47 million for the six months ended June 30, 2001, compared to the same periods in 2000. The decrease for the quarter includes the effects of water rationing in Brazil, which started during the second quarter of 2001, and the negative impact of foreign currency translation on the earnings of the Latin American operations. The decrease in results for the six months is due primarily to a $54 million gain recognized in the first quarter of 2000 from the sale of liquefied natural gas ships. The year-to-date effect of water rationing in Brazil and the foreign currency translation related to Latin America was partially offset by stronger operational results from Latin America, Asia Pacific and Europe.

Other Energy Services

-----------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                 Six Months Ended
                                                            June 30,                         June 30,
                                                   --------------------------------------------------------
(In millions)                                       2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------
Operating revenues                                 $ 132            $ 138            $ 250            $ 413
Operating expenses                                   123              128              237              396
                                                   --------------------------------------------------------
EBIT                                               $   9            $  10            $  13            $  17
-----------------------------------------------------------------------------------------------------------

For the quarter and six months ended June 30, 2001, EBIT for Other Energy Services decreased $1 million and $4 million, compared to the same periods in 2000. Operating revenues and expenses decreased compared to the same periods in 2000 due to previous retail commodity trading activity at DukeSolutions, Inc.

Duke Ventures

-----------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                   --------------------------------------------------------
(In millions)                                       2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------
Operating revenues                                 $  98            $  34            $ 135            $  71
Operating expenses                                    62               19               92               38
                                                   --------------------------------------------------------
EBIT                                               $  36            $  15            $  43            $  33
-----------------------------------------------------------------------------------------------------------

EBIT for Duke Ventures increased $21 million for the quarter and $10 million for the six months ended June 30, 2001, compared with the same periods in 2000. The increase in operating revenues and expenses, when compared with the prior year, resulted from Duke Capital Partners, which commenced operations in 2000. The increase in EBIT for the quarter was primarily due to increased land management sales and trades, and increased commercial project sales by Crescent Resources, LLC. The increase in EBIT for the six months was primarily due to the absence of losses related to DukeNet Communications' BellSouth PCS investment, which was sold during the third quarter of 2000.

Other Impacts on Earnings Available for Common Stockholders

For the quarter ended June 30, 2001, interest expense decreased $11 million compared to the prior year due to lower interest rates, and the retirement of debt. For the six months ended June 30, 2001, interest expense increased $32 million compared to the same period in 2000, due to higher average debt balances outstanding, resulting primarily from acquisitions and business expansion that occurred during 2000.

Minority interest expense decreased $44 million for the quarter and increased $85 million for the six months ended June 30, 2001 compared to the same periods in 2000. Minority interest expense related to joint ventures decreased $58 million for the quarter and increased $52 million for the six-month period. The change for the quarter is primarily attributable to losses incurred by DETM, which resulted in a minority interest benefit. The increase for the six-month period is attributable to increased minority interest expense resulting from Field Services' joint venture and DETM. Minority interest expense also increased $14 million for the quarter and $33 million for the six-month period due to the formation of Catawba River Associates, LLC in September 2000.

During the first quarter of 2001, Duke Energy recorded a one time net-of-tax charge of $96 million related to the cumulative effect of change in accounting principle for the January 1, 2001 adoption of SFAS No. 133. This charge related to contracts that either did not meet the definition of a derivative under previous accounting guidance or do not qualify as hedges under new accounting requirements. See Note 3 for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

During the six months ended June 30, 2001 cash flows from operating activities increased $1,515 million over the same period in 2000. Operating cash flows for the first half of 2000 were lower due in large part to tax payments made in 2000 related to the 1999 sale of the midwest pipelines. There were also increased demands for margin call deposits last year when compared with the first half of 2001. Additional cash was generated by higher levels of income during 2001, as well as increased amounts of net payables and other current liabilities related to growth in business.

Investing Cash Flows

Net cash used in investing activities was $2,273 million for the six months ended June 30, 2001 compared to $2,854 million for the same period in 2000. The reduction in investing activities is due primarily to the $390 million acquisition of East Tennessee and the $280 million tender offer for Companhia de Geracao de Energia Eletrica Paranapanema in 2000. These reductions were mostly offset by proceeds from the sale of NAWE generating facilities.

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

Financing Cash Flows

Duke Energy's consolidated capital structure at June 30, 2001, including short-term debt, was 45% debt, 49% common equity and minority interests, 5% trust preferred securities and 1% preferred stock. Fixed charges coverage, calculated using the Securities and Exchange Commission (SEC) method, was 3.9 times and 3.5 times for the six months ended June 30, 2001 and 2000, respectively.

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

In July 2001, Duke Energy redeemed seven issues of first and refunding mortgage bonds. The redemption was completed to take advantage of the general decline in interest rates. The total face value of the redeemed bonds was $386 million with interest rates ranging from 5.875% to 8.30%.

Under its commercial paper facilities and extendable commercial notes programs
(ECNs), Duke Energy had the ability to borrow up to $6.4 billion and $5.7 billion at June 30, 2001 and December 31, 2000, respectively.

A summary of the available commercial paper and ECNs as of June 30, 2001 is as follows:

-----------------------------------------------------------------------------------------------------------------
                                                   Duke Capital       Duke Energy        Duke Energy
(In billions)                   Duke Energy        Corporation /a/  Field Services     International      Total
-----------------------------------------------------------------------------------------------------------------
Commercial Paper                   $1.25              $2.63             $0.68              $0.38 /b/        $4.94
ECNs                                0.50               1.00                 -                  -             1.50
                                ---------------------------------------------------------------------------------
Total                              $1.75              $3.63             $0.68              $0.38            $6.44
-----------------------------------------------------------------------------------------------------------------

/a/ Duke Capital Corporation is a wholly owned subsidiary of Duke Energy that provides financing and credit enhancement services for its subsidiaries. /b/ Includes ability to issue medium term notes.

Severe price movement in the energy markets for trading and hedging activities may result in a rapid change in the availability of cash. To meet these demands, in April 2001, Duke Energy entered into a $1.075 billion unsecured bank credit facility that allows it to issue letters of credit in lieu of actual cash deposits to meet margin requirements.

The total amount of Duke Energy's bank credit and construction facilities available at June 30, 2001 and December 31, 2000, was approximately $4.8 billion and $4.2 billion, respectively. Certain of the credit facilities support the issuance of commercial paper; therefore, the issuance of commercial paper reduces the amount available under these credit facilities. At June 30, 2001, approximately $2.0 billion was outstanding under the commercial paper and ECN programs, and approximately $40 million of borrowings were outstanding under the bank credit and construction facilities. Duke Energy's credit facilities are not subject to minimum cash requirements.

As of June 30, 2001, Duke Energy and its subsidiaries had effective SEC shelf registrations for up to $5.3 billion in gross proceeds from debt and other securities. Such securities may be issued as Senior Notes, First and Refunding Mortgage Bonds, Subordinated Notes, Trust Preferred Securities, Duke Energy Common Stock, Stock Purchase Contracts or Stock Purchase Units.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CURRENT ISSUES

Electric Retail Competition. In 1999 and 2000, the FERC issued its Order 2000 and Order 2000-A regarding Regional Transmission Organizations (RTOs). In these orders, the FERC stressed the voluntary nature of RTO participation by utilities and set minimum characteristics and functions that must be met by utilities that participate in an RTO, including exclusive and independent authority to propose rates, terms and conditions of transmission service provided over the facilities it operates. The order provides for an open, flexible structure for RTOs to meet the needs of the market and provides for the possibility of incentive ratemaking and other benefits for utilities that participate in an RTO.

As a result of these rulemakings, Duke Energy and two other investor-owned utilities, Carolina Power & Light Company and South Carolina Electric & Gas, planned to establish GridSouth Transco, LLC (GridSouth), as a for-profit, independent transmission company (or RTO), responsible for operating and planning the companies' combined transmission systems. In March 2001, GridSouth received provisional approval from the FERC. However, in July of 2001, the FERC issued orders recommending that utilities throughout the U.S. combine their transmission systems to create four large independent regional operators, one each in the Northeast, Southeast, Midwest and West. The FERC ordered GridSouth and other utilities in the Southeast to join in 45 days of mediation to negotiate terms of a Southeast RTO. Those negotiations are currently in progress. The target date for formation of GridSouth continues to be December 15, 2001. However, the actual structure of GridSouth and the date that it will become operational depends upon the outcome of the mediation and resolution of all necessary regulatory approvals and technical issues. Management believes that the end result of this process, and the establishment and operation of GridSouth or an alternative combined transmission system structure will not have a material adverse effect on Duke Energy's future consolidated results of operations, cash flows or financial position.

Environmental Matters.  In October 1998, the Environmental Protection Agency
(EPA) issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans
(SIPs) to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA's rule was challenged in court by various states, industry and other interests, including Duke Energy and the states of North Carolina and South Carolina. In March 2000, the court upheld most aspects of the EPA's rule. The same court subsequently issued a decision that extended the compliance deadline for implementation of emission reductions to May 31, 2004.

In January 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act that has virtually identical emission control requirements as its October 1998 action, but with a May 1, 2003 compliance date. This rule was challenged in court and on May 14, 2001 the US Court of Appeals for the DC Circuit issued its decision. The court sided with the EPA on all issues except the electric generating unit (EGU) growth rate factor determinations used to establish each state's emission cap. Because the EPA has yet to act on the court's remand order, a group of utilities, including Duke Energy, has filed a motion with the court. The motion asks the court to reconsider its decision not to vacate the EGU portion of the rule, or to suspend the May 1, 2003 compliance date until the EPA acts in accordance with the court's remand order. It is not known at this time how the EPA will respond or if the May 1, 2003 compliance date will be changed as a result of the court decision. Management estimates that Duke Energy will spend from $500 million to $900 million in capital costs for additional emission controls through 2007 to comply with the new EPA rules.

In response to the EPA's October 1998 rule, both North Carolina and South Carolina have revised their SIPs and are awaiting legislative and EPA approval. Legislation was recently introduced in the North Carolina General Assembly that would require North Carolina electric utilities, including Duke Energy, to make significant reductions in emissions of sulfur dioxide and nitrogen oxides from its coal-fired power plants over the next eight to 12 years. Management estimates the cost to Duke Energy of achieving the specified emission reductions in the proposed legislation to be approximately $1.5 billion. The proposed North Carolina legislation includes a provision that allows Duke Energy to recover some or all of these costs from customers. The provisions of the final legislation, if passed into law, could be significantly different from the proposal.

Emission control retrofits needed to comply with the new rules are large technical, design and construction projects. These projects will be managed closely to ensure the continuation of reliable electric service to Duke Energy's customers throughout the projects and upon their completion.

California Issues. Duke Energy, certain of its subsidiaries, and three current or former executives have been named as defendants, among numerous other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California who seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. Duke Energy North America (DENA) and DETM have been named among 16 defendants in a class action lawsuit (the Gordon lawsuit) filed against companies identified as "generators and traders" of electricity in California markets. DETM also was named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers and traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit), was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, and includes Duke Energy, certain of its subsidiaries and three current or former executives of Duke Energy among the numerous other corporate and individual defendants. The Gordon and Hendricks class action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. Plaintiffs in these lawsuits seek aggregate damages of billions of dollars. The lawsuits each seek the disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in four lawsuits, an award of treble damages. While these matters referenced above are in their earliest stages, management believes, based on its analysis to date of the factual background and the claims asserted in these matters, that their resolution will not have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

In addition to the lawsuits described in the preceding paragraph, several investigations and regulatory proceedings have commenced at the state and federal levels into the causes of the high wholesale electricity prices in the western U.S. At the federal level, there are numerous proceedings before the FERC. Some parties to those proceedings have made claims for billions of dollars of refunds from sellers of wholesale electricity, including DETM. Some parties have also sought to revoke the authority of DETM and other DENA-affiliated electricity marketers to sell electricity at market-based rates. The FERC is also conducting its own investigation to determine the causes of the high wholesale electricity prices. As a result of these proceedings, the FERC has ordered some sellers, including DETM, to refund, or offset against outstanding accounts receivable, certain amounts billed for sales of electricity in excess of a FERC established proxy price. The proxy price is intended to represent what the FERC believes would have been the market- clearing price in a perfectly competitive market. In June 2001, DETM offset approximately $20 million against amounts owed to it by the California Independent System Operator and the California Power Exchange for sales of electricity during January and February 2001. This offset reduced the $110 million reserve established in the fourth quarter of 2000 to $90 million. Proceedings are ongoing to determine, among other things, the amount of any refunds or offsets for periods prior to January 2001 and the method to be used to determine the proxy price in future months.

At the state level, the California Public Utilities Commission has formal and informal investigations in place primarily to determine if power plant operators in California, including DENA, have improperly "withheld," either economically or physically, generation output from the market to manipulate market prices. In addition, the California State Senate formed a Select Committee to Investigate Price Manipulation of the Wholesale Energy Market (Select Committee). The Select Committee has served a subpoena on several Duke Energy subsidiaries seeking data concerning their California market activities. The Select Committee has heard testimony from several witnesses but no one from Duke Energy has been called to testify to date.

The California Attorney General also has an investigation under way to determine if any market participants engaged in illegal activity, including antitrust activity, in the course of their sales of electricity into the wholesale markets in the western U.S. The Attorneys General of Washington and Oregon have joined the California Attorney General in a joint investigation of the electricity markets.

The California Attorney General has also convened a grand jury to determine whether criminal charges should be brought against any market participants. To date, no Duke Energy employee has been called to testify before the grand jury nor have any criminal charges been filed against Duke Energy or any of its officers, directors or employees in connection with the wholesale electricity markets in the western U.S.

Throughout 2001, Duke Energy has conducted its business in California to supply the maximum possible electricity to meet the needs of the state while limiting its exposure to non-creditworthy counterparties and managing the output limitations on its power plants imposed by applicable permits and laws. Since December 31, 2000, Duke Energy has closely managed the balance of questionable receivables, and believes that the current pre-tax provision of $90 million is appropriate. No additional provisions for California receivables have been recorded in 2001. While these matters referenced above are in their earliest stages, management believes, based on its analysis to date of the factual background and the claims asserted in these matters, that their resolution will not have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

Litigation. Exxon Mobil Corporation Arbitration. In December 2000, three subsidiaries of Duke Energy initiated binding arbitration against three subsidiaries of the Exxon Mobil Corporation (collectively, the "Exxon Mobil entities") concerning the parties' joint ownership of DETM and certain related affiliates (collectively, the "Ventures"). At issue is a buy-out right provision in the parties' agreement. The agreements governing the ownership of the Ventures contain provisions giving Duke Energy the right to purchase the Exxon Mobil entities' 40% interest in the Ventures in the event material business disputes arise between the Ventures' owners. Such disputes have arisen, and consequently, Duke Energy exercised its right to buy the Exxon Mobil entities' interest in the Ventures. Duke Energy claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the buy-out right provision, and seeks specific performance of the provision. Duke Energy has also asserted various additional claims against the Exxon Mobil entities for breach of the agreements governing the Ventures.

In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas State court action alleging that Duke Energy breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court entered an order staying the state court action, and compelling the Exxon Mobil entities to arbitrate their state court claims. To date, the Exxon Mobil entities have not sought to challenge this order in an appellate court and a hearing before an arbitration panel has been scheduled for early October 2001. At this hearing, the arbitration panel will hear evidence on all of the claims between the parties and a decision from the arbitration panel is expected within 30 days following the conclusion of the hearing. Management believes that the final disposition of this action will not have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

Duke Energy and its subsidiaries are involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

New Accounting Standards. In June 2001, the Financial Accounting Standards Board
(FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires all business combinations initiated (as defined by the standard) after June 30, 2001 to be accounted for using the purchase method. Companies may no longer use the pooling method for future combinations.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by Duke Energy as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. Duke Energy expects that the adoption of SFAS No. 142 will have an impact on future financial statements due to the discontinuation of goodwill amortization expense. For the six months ended June 30, 2001 amortization expense for goodwill was $51 million. Duke Energy is preparing to implement the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. Duke Energy is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Duke Energy's subsidiary, Duke Energy Field Services, LLC (DEFS) has resolved non-compliance issues with the Texas Natural Resources Conservation Commission associated with the timing of air permit annual compliance certifications submitted to the agency in 1998 and 1999. This matter, a large portion of which was voluntarily self-disclosed to the agency, involved approximately 120 of DEFS' facilities that did not meet specific administrative filing deadlines for required air permit paperwork. In addition, DEFS resolved with the New Mexico Environment Department (NMED) alleged non-compliance with various air permit requirements at four facilities in New Mexico. These matters, the majority of which were also voluntarily self-disclosed to the agency, generally involved document preparation and submittal as required by permits, compliance testing requirements at two facilities, and compliance with permit emissions limits at one facility. These issues with the Texas and New Mexico agencies under relevant air programs resulted in total penalty settlements of approximately $470,000.

In June 2001, DEFS received two administrative Compliance Orders from NMED seeking civil penalties primarily for historic air permit matters. One order alleges specific permit non-compliance at eleven facilities that occurred periodically between 1996 and 1999. Allegations under this order relate primarily to emissions from certain compressor engines in excess of what were then new operating permit limits. The other order alleges numerous unexcused excursions from an hourly permit limit arising from upset events at one facility's sulfur recovery unit between 1997 and 2001. NMED applied its civil penalty policy to the alleged violations and calculated the penalties to be approximately $10 million in the aggregate. NMED has initiated settlement discussions and offered to resolve these matters for an amount lower than the calculated penalties. DEFS will continue to negotiate with NMED to resolve all issues relating to the alleged violations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

At the Duke Energy Corporation Annual Meeting of Shareholders held April 26, 2001, the shareholders elected Ann Maynard Gray, Dennis R. Hendrix and Harold S. Hook to serve as Class I directors with terms expiring in 2004. The shareholders also voted to ratify the selection of Deloitte & Touche LLP to act as independent auditors to make an examination of Duke Energy's accounts for the year 2001. The shareholders approved the proposal to increase the number of shares of authorized Common Stock from one billion to two billion shares, with 552,160,160 shares voted for the proposal, 44,104,667 shares voted against the proposal and 4,049,524 shares abstained. The shareholders also approved the amendment of the Duke Energy 1998 Long-Term Incentive Plan, with 542,552,530 shares voted for the amendment, 51,461,456 shares voted against the amendment and 6,300,361 shares abstained. The shareholders did not approve the two shareholder proposals presented in the proxy statement for the meeting. With respect to the proposal for contributions to political movements and entities, 21,488,653 shares voted for the proposal, 468,986,721 shares voted against the proposal and 23,419,045 shares abstained. With respect to the proposal to invest in alternative energy sources, 20,960,670 shares voted for the proposal, 479,045,068 shares voted against the proposal and 13,888,685 shares abstained.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     Duke Energy filed no reports on Form 8-K during the second quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DUKE ENERGY CORPORATION

August 10, 2001                      /s/  Robert P. Brace
                                    ------------------------------------
                                    Robert P. Brace
                                    Executive Vice President and
                                    Chief Financial Officer


August 10, 2001                      /s/  Sandra P. Meyer
                                    -------------------------------------
                                    Sandra P. Meyer
                                    Senior Vice President and
                                    Controller