Form 10-Q
period 2001-09-30
DUKE ENERGY CORP
filed 2001-11-14
CIK 30371

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


  For Quarter Ended September 30, 2001            Commission File Number 1-4928


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

Number of shares of Common Stock, without par value, outstanding at October 31,
2001......776,143,500

================================================================================

                             DUKE ENERGY CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX

Item                                                                        Page
----                                                                        ----

                          PART I. FINANCIAL INFORMATION

1.   Financial Statements......................................................1
         Consolidated Statements of Income for the Three and Nine Months
              Ended September 30, 2001 and 2000................................2
         Condensed Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2001 and 2000................................3
         Consolidated Balance Sheets as of September 30, 2001 and
              December 31, 2000................................................4
         Consolidated Statements of Comprehensive Income for the Three
              and Nine Months Ended September 30, 2001 and 2000................5
         Notes to Consolidated Financial Statements............................6
2.   Management's Discussion and Analysis of Results of Operations and
              Financial Condition.............................................18

                           PART II. OTHER INFORMATION

1.   Legal Proceedings........................................................31
4.   Submission of Matters to a Vote of Security Holders......................31
5.   Other Information........................................................31
6.   Exhibits and Reports on Form 8-K.........................................32
     Signatures...............................................................33


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, Duke Energy's reports, filings and other public announcements may include assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Duke Energy cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements include state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree at which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territories of Duke Energy and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates; changes in environmental and other laws and regulations to which Duke Energy and its subsidiaries are subject or other external factors over which Duke Energy has no control; the results of financing efforts, including Duke Energy's ability to obtain financing on favorable terms, which can be affected by Duke Energy's credit rating and general economic conditions; level of creditworthiness of counterparties to transactions; growth in opportunities for Duke Energy's business units; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In millions, except per share amounts)


                                                                       Three Months Ended       Nine Months Ended
                                                                          September 30,           September 30,
                                                                     ----------------------  ----------------------
                                                                        2001         2000       2001        2000
                                                                     ----------  ----------  ----------  ----------
Operating Revenues
    Sales, trading and marketing of natural gas
         and petroleum products                                      $    7,428  $    7,441  $   26,688  $   18,277
    Trading and marketing of electricity                                  7,015       5,731      15,523       9,484
    Generation, transmission and distribution of electricity              1,402       1,562       4,560       4,077
    Transportation and storage of natural gas                               253         253         732         779
    Gain on sale of equity investment                                       -           407         -           407
    Other                                                                   620         297       1,286         883
                                                                     ----------  ----------  ----------  ----------
        Total operating revenues                                         16,718      15,691      48,789      33,907
                                                                     ----------  ----------  ----------  ----------
Operating Expenses
    Natural gas and petroleum products purchased                          6,998       7,195      25,677      17,504
    Net interchange and purchased power                                   6,264       5,461      14,427       9,047
    Fuel used in electric generation                                        261         215         726         583
    Other operation and maintenance                                       1,218         908       3,059       2,487
    Depreciation and amortization                                           375         300       1,017         864
    Property and other taxes                                                110         111         329         315
                                                                     ----------  ----------  ----------  ----------
        Total operating expenses                                         15,226      14,190      45,235      30,800
                                                                     ----------  ----------  ----------  ----------
Operating Income                                                          1,492       1,501       3,554       3,107

Other Income and Expenses                                                    52          55         176         145
Interest Expense                                                            206         257         651         670
Minority Interests                                                           62          31         267         151
                                                                     ----------  ----------  ----------  ----------

Earnings Before Income Taxes                                              1,276       1,268       2,812       2,431
Income Taxes                                                                480         498       1,043         939
                                                                     ----------  ----------  ----------  ----------
Income Before Cumulative Effect of Change
    in Accounting Principle                                                 796         770       1,769       1,492
Cumulative Effect of Change in Accounting Principle,
    Net of Tax                                                              -           -           (96)        -
                                                                     ----------  ----------  ----------  ----------
Net Income                                                                  796         770       1,673       1,492

Preferred and Preference Stock Dividends                                      4           4          12          14
                                                                     ----------  ----------  ----------  ----------
Earnings Available For Common Stockholders                           $      792  $      766  $    1,661  $    1,478
                                                                     ==========  ==========  ==========  ==========

Common Stock Data
    Weighted average shares outstanding                                     775         736         765         735
    Earnings per share (before cumulative effect of change
    in accounting principle)
        Basic                                                        $     1.02  $     1.04  $     2.30  $     2.01
        Diluted                                                      $     1.01  $     1.03  $     2.28  $     2.00
    Earnings per share
        Basic                                                        $     1.02  $     1.04  $     2.17  $     2.01
        Diluted                                                      $     1.01  $     1.03  $     2.16  $     2.00
    Dividends per share                                              $      -    $      -    $    0.825  $    0.825


                See Notes to Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                -------------------------
                                                                   2001            2000
                                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES                            $    3,923     $    1,887
                                                                ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures, net of cash acquired                     (4,049)        (3,498)
     Investment expenditures                                        (1,066)        (1,099)
     Proceeds from sale of equity interest                             -              400
     Other                                                             460            310
                                                                ----------     ----------
              Net cash used in investing activities                 (4,655)        (3,887)
                                                                ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from
        Long-term debt issuances                                     2,025          2,755
        Common stock issuances and stock option exercises            1,382            130
     Payments for the redemption of
        Long-term debt                                              (1,086)          (844)
        Preferred and preference stock                                 (20)           (20)
     Net change in notes payable and commercial paper                 (913)         1,189
     Distributions to minority interests                               -           (1,217)
     Contributions from minority interests                             -              741
     Dividends paid                                                   (651)          (621)
     Other                                                             (10)            35
                                                                ----------     ----------
              Net cash provided by financing activities                727          2,148
                                                                ----------     ----------
     Net (decrease) increase in cash and cash equivalents               (5)           148
     Cash and cash equivalents at beginning of period                  622            613
                                                                ----------     ----------
     Cash and cash equivalents at end of period                 $      617     $      761
                                                                ==========     ==========
Supplemental Disclosures
     Cash paid for interest, net of amount capitalized          $      635     $      611
     Cash paid for income taxes                                 $      115     $      758


                See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                               September 30,   December 31,
                                                                    2001          2000
                                                                (Unaudited)
                                                                ----------     ----------
ASSETS

Current Assets
     Cash and cash equivalents                                  $      617     $      622
     Receivables, net of allowance for doubtful accounts             8,447          8,293
     Inventory                                                         872            736
     Unrealized gains on trading and hedging transactions            2,311         11,038
     Other                                                             878          1,466
                                                                ----------     ----------
        Total current assets                                        13,125         22,155
                                                                ----------     ----------
Investments and Other Assets
     Investments in affiliates                                       1,293          1,370
     Nuclear decommissioning trust funds                               643            717
     Pre-funded pension costs                                          310            304
     Goodwill, net                                                   1,625          1,566
     Notes receivable                                                  501            462
     Unrealized gains on trading and hedging transactions            2,853          4,218
     Other                                                           2,070          1,445
                                                                ----------     ----------
        Total investments and other assets                           9,295         10,082
                                                                ----------     ----------
Property, Plant and Equipment
     Cost                                                           37,729         34,615
     Less accumulated depreciation and amortization                 10,902         10,146
                                                                ----------     ----------
        Net property, plant and equipment                           26,827         24,469
                                                                ----------     ----------

Regulatory Assets and Deferred Debits                                1,216          1,470
                                                                ----------     ----------




     Total Assets                                               $   50,463     $   58,176
                                                                ==========     ==========




                See Notes to Consolidated Financial Statements.



                                           CONSOLIDATED BALANCE SHEETS
                                                  (In millions)


                                                                                        September 30,   December 31,
                                                                                           2001            2000
                                                                                        (Unaudited)
                                                                                         ----------     ----------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                                    $    7,065     $    7,375
     Notes payable and commercial paper                                                         951          1,826
     Taxes accrued                                                                            1,049            261
     Interest accrued                                                                           210            208
     Current maturities of long-term debt and preferred stock                                   260            470
     Unrealized losses on trading and hedging transactions                                    1,885         11,070
     Other                                                                                    2,106          1,769
                                                                                         ----------     ----------
        Total current liabilities                                                            13,526         22,979
                                                                                         ----------     ----------

Long-term Debt                                                                               12,130         11,019
                                                                                         ----------     ----------

Deferred Credits and Other Liabilities
     Deferred income taxes                                                                    4,401          3,851
     Nuclear decommissioning costs externally funded                                            643            717
     Unrealized losses on trading and hedging transactions                                    1,249          3,581
     Other                                                                                    1,831          1,885
                                                                                         ----------     ----------
        Total deferred credits and other liabilities                                          8,124         10,034
                                                                                         ----------     ----------

Commitments and Contingencies

Guaranteed Preferred Beneficial Interests in Subordinated
     Notes of Duke Energy Corporation or Subsidiaries                                         1,407          1,406
                                                                                         ----------     ----------

Minority Interests                                                                            2,528          2,435
                                                                                         ----------     ----------

Preferred and Preference Stock
     Preferred and preference stock with sinking fund requirements                               38             38
     Preferred and preference stock without sinking fund requirements                           209            209
                                                                                         ----------     ----------
        Total preferred and preference stock                                                    247            247
                                                                                         ----------     ----------

Common Stockholders' Equity
     Common stock, no par, 2 billion shares authorized; 776 million and 739 million
        shares outstanding at September 30, 2001 and December 31, 2000, respectively          6,173          4,797
     Retained earnings                                                                        6,354          5,379
     Accumulated other comprehensive loss                                                       (26)          (120)
                                                                                         ----------     ----------
        Total common stockholders' equity                                                    12,501         10,056
                                                                                         ----------     ----------

     Total Liabilities and Common Stockholders' Equity                                   $   50,463     $   58,176
                                                                                         ==========     ==========



                See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                  (In millions)


                                                                 Three Months Ended        Nine Months Ended
                                                                     September 30,           September 30,
                                                                ---------------------   ---------------------
                                                                   2001       2000         2001        2000
                                                                ---------   ---------   ---------   ---------
Net Income                                                      $     796   $     770   $   1,673   $   1,492

Other Comprehensive Income (Loss), Net of Tax
     Cumulative effect of change in accounting principle              -           -          (921)        -
     Foreign currency translation adjustment                         (125)        (12)       (313)        (60)
     Net unrealized (losses) gains on cash flow hedges                (14)        -         1,139         -
     Reclassification into earnings                                  (290)        -           189         -
                                                                ---------   ---------   ---------   ---------
        Total other comprehensive (loss) income                      (429)        (12)         94         (60)
                                                                ---------   ---------   ---------   ---------
Total Comprehensive Income                                      $     367   $     758   $   1,767   $   1,432
                                                                =========   =========   =========   =========




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

----------------------------------------------------------------------------------------
  Denominator for Earnings per Share (In millions)
----------------------------------------------------------------------------------------
                                                  Three Months Ended   Nine Months Ended
                                                     September 30,       September 30,
                                                ----------------------------------------
                                                    2001      2000      2001      2000
                                                ----------------------------------------
Denominator for basic earnings per share
   (weighted average shares outstanding)            775.2     736.4     764.5     734.9
Assumed exercise of dilutive stock options            5.5       4.6       5.6       2.8
                                                ----------------------------------------
Denominator for diluted earnings per share          780.7     741.0     770.1     737.7
----------------------------------------------------------------------------------------


Prior year common stock amounts and per share data have been adjusted to reflect the two-for-one common stock split effective January 26, 2001.

Accounting for Hedges and Commodity Trading Activities. All derivatives are recorded on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Trading and Hedging Transactions, as appropriate. On the date swaps, futures, forwards or option contracts are entered into, Duke Energy either designates the derivative as held for trading (trading instruments); as a hedge of a forecasted transaction or future cash flows (cash flow hedges); as a hedge of a recognized asset, liability, or firm commitment (fair value hedge); as a normal purchase or sale contract; or leaves the derivative undesignated for contracts not afforded special hedge accounting.

Duke Energy also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The time value of options of $3 million was excluded in the assessment of hedge effectiveness for the three months ended September 30, 2001.

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

Fair Value Hedges. Duke Energy enters into interest rate swaps to convert some of its fixed-rate long-term debt to floating-rate debt and designates such interest rate swaps as fair value hedges. Duke Energy also enters into electricity derivative instruments such as swaps, futures and forwards to manage the fair value risk associated with certain of its unrecognized firm commitments to sell generated power due to changes in the market price of power. Upon designation of such derivatives as fair value hedges, prospective changes in fair value of the derivative and the hedged item are recognized in current earnings. All components of each derivative gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Cumulative Effect of Change in Accounting Principle. Duke Energy adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, Duke Energy recorded a net-of-tax cumulative effect adjustment of $96 million, or $0.13 per basic share, as a reduction in earnings. The net-of-tax cumulative effect adjustment reducing OCI and Common Stockholders' Equity was $921 million. For the nine months ended September 30, 2001, Duke Energy reclassified as earnings $504 million of losses from OCI for derivatives included in the transition adjustment related to hedge transactions that settled. The amount reclassified out of OCI will be different from the amount included in the transition adjustment due to market price changes since January 1, 2001.

Currently, there are ongoing discussions surrounding the implementation and interpretation of SFAS No. 133 by the Financial Accounting Standards Board's
(FASB) Derivative Implementation Group. In June 2001, the FASB approved Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forwards Contracts in Electricity." Under the guidance of Issue C15, buyers and sellers of electricity are not required to mark-to-market contracts meeting certain criteria. Option-type contracts include capacity contracts that allow the electric industry to meet volatile demand by providing the option to purchase electricity as needed. The FASB concluded if such contracts meet the criteria outlined in Issue C15, they could qualify as a normal purchase or sale under SFAS No. 133. This new SFAS No. 133 implementation guidance became effective July 1, 2001. For contracts previously designated as hedges, Duke Energy treated the change as a de-designation under SFAS No. 133, and the fair value for each qualifying contract on July 1 became the contract's net carrying amount. On October 10, 2001 the FASB approved revisions to the qualifying criteria outlined in Issue C15. The revised guidance becomes effective January 1, 2002. Duke Energy is continuing to determine the impact on its future results of the revision.

New Accounting Standards. In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires all business combinations initiated (as defined by the standard) after June 30, 2001 to be accounted for using the purchase method. Companies may no longer use the pooling method of accounting for future combinations.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by Duke Energy as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. Duke Energy expects that the adoption of SFAS No. 142 will have an impact on future financial statements due to the discontinuation of goodwill amortization expense. For the nine months ended September 30, 2001, amortization expense for goodwill was $108 million. The FASB and the Emerging Issues Task Force continue to field questions surrounding the transition provisions and clarification of key aspects of the standard. Duke Energy is preparing to implement the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. Duke Energy is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Duke Energy is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

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

For the nine months ended September 30, 2001, the ineffective portion of commodity cash flow hedges and the amount recognized for transactions that no longer qualified as cash flow hedges were not material. As of September 30, 2001, $47 million of after-tax deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next three months as the hedged transactions occur. These losses will generally be more than offset by the related sales and generation revenues. However, due to the volatility of the commodities markets, the value of the derivative instrument is subject to change prior to its reclassification into earnings.

Commodity Fair Value Hedges. Certain subsidiaries of Duke Energy are exposed to changes in fair value of certain if its unrecognized firm commitments to sell generated power due to market fluctuations of the underlying commodity prices. Duke Energy actively evaluates such changes in fair value of such unrecognized firm commitments due to commodity price changes, and where appropriate, uses various instruments to hedge its market risk associated with those firm commitments. These commodity instruments, consisting of swaps, futures and forwards, serve as fair value hedges for the firm commitments associated with generated power sales. The maximum term over which Duke Energy is hedging exposures to the market risk of such items is ten years. For the nine months ended September 30, 2001, the ineffective portion of commodity fair value hedges was not material.

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

Interest Rate (Fair Value or Cash Flow) Hedges. Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-rate securities, commercial paper and auction market preferred stock, as well as interest rate swaps and interest rate lock agreements. Duke Energy manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. For the nine months ended September 30, 2001, Duke Energy's existing interest rate derivative instruments and related ineffectiveness were not material to its results of operations, cash flows or financial position.

Foreign Currency (Fair Value or Cash Flow) Hedges. Duke Energy is exposed to foreign currency risk that arises from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, contracts are denominated in or indexed to the U.S. dollar, or investments may be hedged through debt denominated in the foreign currency. Duke Energy also uses foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. For the nine months ended September 30, 2001, the impact of Duke Energy's existing foreign currency derivative instruments were not material to its results of operations, cash flows or financial position.

Market and Credit Risk. Duke Energy's principal markets for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Canada, Asia Pacific, Europe and Latin America. Duke Energy has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect Duke Energy's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, Duke Energy analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. As of September 30, 2001, Duke Energy had a pre-tax provision of $90 million related to energy sales in California. See Note 8 for further information regarding credit exposure.

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

4.  Business Segments

Duke Energy's reportable segments are strategic business units that offer different products and services and are each managed separately. Management evaluates segment performance based on earnings before interest and taxes (EBIT) after deducting minority interests. EBIT is calculated as follows:

------------------------------------------------------------------------
Reconciliation of Operating Income to EBIT (In millions)
------------------------------------------------------------------------
                                  Three Months Ended   Nine Months Ended
                                     September 30,      September 30,
                                  --------------------------------------
                                     2001      2000      2001     2000
                                  --------------------------------------
Operating income                  $  1,492  $  1,501  $  3,554  $  3,107
Other income and expenses               52        55       176       145
                                  --------------------------------------
EBIT                              $  1,544  $  1,556  $  3,730  $  3,252
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

Beginning January 1, 2001, Duke Energy discontinued allocating corporate governance costs for its business segment analysis. Certain reclassifications have been made to information for the period ended September 30, 2000 to conform to the current year presentation.




--------------------------------------------------------------------------------------------------------------------
     Business Segment Data (In millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                       Depreciation   Capital and
                                     Unaffiliated  Intersegment   Total                    and         Investment
                                        Revenues    Revenues     Revenues     EBIT/a/   Amortization  Expenditures/c/
                                     -------------------------------------------------------------------------------
Three Months Ended
September 30, 2001
Franchised Electric                    $   1,431  $      -     $   1,431   $     607   $     147   $     298
Natural Gas Transmission                     238          33         271         143          35         238
Field Services                             1,331         373       1,704          75          81         148
NAWE                                      12,995          95      13,090         618          40       1,115
International Energy                         390           5         395          74          24         106
Other Energy Services                         75          68         143         (22)         34           2
Duke Ventures                                258         -           258          51           6         192
Other Operations/b/                          -            (2)         (2)        (39)          8          24
Eliminations and
     Minority interests                      -          (572)       (572)         37         -           -
                                       -----------------------------------------------------------------------------
   Total consolidated                  $  16,718  $      -     $  16,718   $   1,544   $     375   $   2,123
--------------------------------------------------------------------------------------------------------------------

Three Months Ended
September 30, 2000
Franchised Electric                    $   1,435  $      -     $   1,435   $     616   $     141   $     166
Natural Gas Transmission                     247          32         279         132          33         447
Field Services                             2,087         440       2,527          85          67          53
NAWE                                      11,143          43      11,186         235          20         558
International Energy                         270         -           270          83          25          99
Other Energy Services                        (29)        105          76         (69)          3           6
Duke Ventures                                538         -           538         445           4         253
Other Operations/b/                          -           (66)        (66)        (16)          7         206
Eliminations and
     Minority interests                      -          (554)       (554)         45         -           -
                                       -----------------------------------------------------------------------------
   Total consolidated                  $  15,691   $     -     $  15,691   $   1,556   $     300   $   1,788
--------------------------------------------------------------------------------------------------------------------
/a/ EBIT includes intersegment sales accounted for at prices representative of unaffiliated party transactions.
/b/ Includes certain unallocated corporate items, as discussed above.
/c/ Capital and Investment Expenditures are gross of cash received from acquisitions.


-------------------------------------------------------------------------------------------------------------------------
     Business Segment Data (In millions)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                Depreciation  Capital and
                                                Unaffiliated  Intersegment   Total                  and        Investment
                                                  Revenues      Revenues    Revenues   EBIT/a/  Amortization  Expenditures/c/
                                           ---------------------------------------------------------------------------------
Nine Months Ended
September 30, 2001
Franchised Electric                                $  3,742   $    -     $  3,742   $  1,428   $    439   $    750
Natural Gas Transmission                                712        105        817        460        106        524
Field Services                                        6,202      1,438      7,640        282        219        455
NAWE                                                 36,223        388     36,611      1,217        101      2,480
International Energy                                  1,286         10      1,296        218         72        264
Other Energy Services                                   231        162        393         (9)        41         10
Duke Ventures                                           393        -          393         94         15        555
Other Operations/b/                                     -          119        119       (152)        24         83
Eliminations and
     Minority interests                                 -       (2,222)    (2,222)       192        -          -
                                           -------------------------------------------------------------------------------
   Total consolidated                              $ 48,789   $    -     $ 48,789   $  3,730   $  1,017   $  5,121
--------------------------------------------------------------------------------------------------------------------------

Nine Months Ended
September 30, 2000
Franchised Electric                                $  3,708   $    -     $  3,708   $  1,476   $    423   $    457
Natural Gas Transmission                                748         98        846        418         94        914
Field Services                                        5,231        917      6,148        229        176        268
NAWE                                                 22,586        235     22,821        427         55      1,384
International Energy                                    725          2        727        274         74        929
Other Energy Services                                   300        189        489        (52)         9         22
Duke Ventures                                           609        -          609        478         12        417
Other Operations/b/                                     -          (56)       (56)      (126)        21        306
Eliminations and
     Minority interests                                 -       (1,385)    (1,385)       128        -          -
                                           -------------------------------------------------------------------------------
   Total consolidated                              $ 33,907   $    -     $ 33,907   $  3,252   $    864   $  4,697
--------------------------------------------------------------------------------------------------------------------------
/a/ EBIT includes intersegment sales accounted for at prices representative of unaffiliated party transactions.
/b/ Includes certain unallocated corporate items.
/c/ Capital and Investment Expenditures are gross of cash received from acquisitions.

Segment assets in the accompanying table are net of intercompany advances, intercompany notes receivable and investments in subsidiaries.

--------------------------------------------------------------------------
Segment Assets (In millions)
--------------------------------------------------------------------------
                                                  September 30,  December 31,
                                                       2001       2000
                                                   -----------------------
Franchised Electric                                $ 12,901   $ 12,819
Natural Gas Transmission                              4,960      4,995
Field Services                                        7,040      6,266
NAWE                                                 17,203     28,213
International Energy                                  4,226      4,551
Other Energy Services                                   192        543
Duke Ventures                                         1,842      1,967
Other Operations and eliminations/a/                  2,099     (1,178)
                                                   -----------------------
   Total consolidated                              $ 50,463   $ 58,176
--------------------------------------------------------------------------
/a/ Includes certain unallocated corporate items.

5.  Debt

In February 2001, DEFS issued $250 million of 6.875% Senior Unsecured Notes due 2011. The proceeds were used to repay DEFS' remaining balance of commercial paper that was issued in connection with the March 2000 combination of Field Services' natural gas gathering, processing and marketing business with Phillips Petroleum's gas gathering, processing and marketing unit. In addition, in November 2001 DEFS issued $300 million of 5.75% Senior Unsecured Notes due 2006. The proceeds will be used to repay short-term debt.

In July 2001, Duke Energy redeemed seven issues of its first and refunding mortgage bonds. The redemption was completed to take advantage of the general decline in interest rates. The total face value of the redeemed bonds was $386 million with interest rates ranging from 5.875% to 8.30%. Fees paid in connection with these redemptions totaled approximately $15 million and are not shown separately in the accompanying financial statements.

Duke Energy's wholly-owned subsidiary, Duke Capital Corporation, had a $141 million note payable to D/FD as of December 31, 2000. As of September 30, 2001, the note had increased $412 million to $553 million. The weighted average interest rates were 3.87% and 4.44% for the quarter and nine months ended September 30, 2001, respectively.

6.  Equity Offerings

In March 2001, Duke Energy completed an offering of 25 million shares of common stock, at a price of $38.98 per share, before underwriting discount and other offering expenses. In addition, Duke Energy completed an offering of approximately 31 million units of mandatorily convertible securities (Equity Units) at a price of $25 per unit before underwriting discount and other offering expenses. The Equity Units consist of senior notes of Duke Capital Corporation, and purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. The number of shares to be issued in 2004 will be based on the stock price at conversion. Also in March 2001, the underwriters exercised options granted to them to purchase an additional 3.75 million shares of common stock and four million Equity Units at the original issue prices, less underwriting discounts, to cover over-allotments made during the offerings. Total net proceeds from the offerings were approximately $1.94 billion and were used to repay short-term debt and for other corporate purposes.

7.  Common Stock

At Duke Energy's annual meeting of shareholders held on April 26, 2001, shareholders approved an amendment to the Articles of Incorporation to increase the authorized common stock from one billion to two billion shares.

8.  Commitments and Contingencies

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

In January 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act that has virtually identical emission control requirements as its October 1998 action, but with a May 1, 2003 compliance date. This rule was challenged in court and on May 14, 2001 the U.S. Court of Appeals for the DC Circuit sided with the EPA on all issues except one. The court remanded the electric generating unit (EGU) growth rate factor determinations used to establish each state's emission cap until the EPA could engage in decision making on how to set the EGU growth rate factors. On August 24, 2001, the DC Circuit suspended the implementation schedule for EGUs until the EPA completes a rulemaking in response to the court's May 14 remand order. This ruling prevents the EPA from implementing the Section 126 program beginning May 1, 2003. Possible new implementation dates range from mid July of 2003 to May 31, 2004. Management estimates that Duke Energy will spend from $500 million to $900 million in capital costs for additional emission controls through 2007 to comply with the new EPA rules.

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

In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas State court action alleging that Duke Energy breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court entered an order staying the state court action, and compelling the Exxon Mobil entities to arbitrate their state court claims. To date, the Exxon Mobil entities have not sought to challenge this order in an appellate court. In early October, a hearing was held before an arbitration panel regarding the buyout right and the various claims of Duke Energy and Exxon Mobil against each other. Although the hearing is complete from an evidentiary standpoint, both parties are submitting final briefs, and oral arguments will take place before the panel in November 2001. Duke Energy expects a final decision from the panel before the end of the year. Management believes that the final disposition of this action will not have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

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

Proposed Acquisition of Westcoast Energy. In September 2001, Duke Energy announced the proposed acquisition of Westcoast Energy Inc. (Westcoast) for $8.5 billion, including assumed debt of approximately $5 billion. Westcoast, headquartered in Vancouver, British Columbia, is a North American energy company with interests in natural gas gathering, processing, transmission, storage and distribution, as well as power generation, international energy businesses, and financial, information technology, and energy services businesses. The proposed transaction provides for the acquisition of all outstanding common shares of Westcoast in exchange for a combination of cash, Duke Energy common shares and exchangeable shares of a Canadian subsidiary of Duke Energy such that 50% of the consideration will be paid in cash and 50% will be paid in stock. The transaction is expected to close by the end of the first quarter 2002, subject to approval of Westcoast's shareholders and regulatory approvals. The transaction will be accounted for using the purchase method of accounting. Further details about the proposed acquisition are in Duke Energy's report on Form 8-K, filed with the Securities and Exchange Commission on September 21, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Introduction
------------

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 2001, earnings available for common stockholders were $792 million, or $1.02 per basic share. For the comparable 2000 period, earnings available for common stockholders were $766 million, or $1.04 per basic share. The increase was primarily due to earnings from business expansion and growth that occurred during 2001, and decreased interest expense. Partially offsetting these items were the prior year pre-tax gain of $407 million, or an after-tax gain of $0.34 per basic share, on the sale of Duke Energy's 20% interest in BellSouth Carolina PCS and increased minority interest expense. Earnings per share information for 2000 has been restated to reflect the two-for-one common stock split that was effective January 26, 2001.

For the nine months ended September 30, 2001, earnings available for common stockholders were $1,661 million, or $2.17 per basic share. For the comparable 2000 period, earnings available for common stockholders were $1,478 million, or $2.01 per basic share. The increase was primarily due to earnings from business expansion and growth that occurred during 2001, and decreased interest expense, partially offset by the prior year gain on the sale of Duke Energy's interest in BellSouth Carolina PCS, increased minority interest expense, and a current year one-time net-of-tax charge of $96 million, or $0.13 per basic share. This one-time charge was the cumulative effect of a change in accounting principle for the January 1, 2001 adoption of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Operating income decreased $9 million to $1,492 million for the quarter, and increased $447 million to $3,554 million for the nine months ended September 30, 2001. Earnings before interest and taxes (EBIT) decreased $12 million to $1,544 million for the quarter, and increased $478 million to $3,730 million for the nine months ended September 30, 2001. Operating income and EBIT are affected by the same fluctuations for Duke Energy and each of its business segments. Prior year business segment EBIT amounts have been restated to conform to the current year presentation of corporate cost allocations. See Note 4 for additional information on business segments.

EBIT is calculated as follows:

------------------------------------------------------------------------
Reconciliation of Operating Income to EBIT (In millions)
------------------------------------------------------------------------
                                  Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                  --------------------------------------
                                     2001      2000      2001      2000
                                  --------------------------------------
Operating income                  $  1,492  $  1,501  $  3,554  $  3,107
Other income and expenses               52        55       176       145
                                  --------------------------------------
EBIT                              $  1,544  $  1,556  $  3,730  $  3,252
------------------------------------------------------------------------

EBIT should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles as an indicator of Duke Energy's operating performance or liquidity. Duke Energy's EBIT may not be comparable to a similarly titled measure of another company.

Business segment EBIT is summarized in the following table and is discussed thereafter.

------------------------------------------------------------------------------------------------
EBIT by Business Segment (In millions)
------------------------------------------------------------------------------------------------
                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                 ----------------------------------------------
                                                     2001       2000         2001        2000
------------------------------------------------------------------------------------------------
Franchised Electric                              $     607   $     616   $   1,428   $   1,476
Natural Gas Transmission                               143         132         460         418
Field Services                                          75          85         282         229
North American Wholesale Energy                        618         235       1,217         427
International Energy                                    74          83         218         274
Other Energy Services                                  (22)        (69)         (9)        (52)
Duke Ventures                                           51         445          94         478
Other Operations                                       (39)        (16)       (152)       (126)
EBIT attributable to minority interests                 37          45         192         128
                                                 ----------------------------------------------
Consolidated EBIT                                $   1,544   $   1,556   $   3,730   $   3,252
------------------------------------------------------------------------------------------------

Other Operations primarily include certain unallocated corporate costs. Included in the amounts discussed hereafter are intercompany transactions that are eliminated in the Consolidated Financial Statements.

Franchised Electric


------------------------------------------------------------------------------------------------
                                                      Three Months Ended   Nine Months Ended
                                                        September 30,       September 30,
                                                 ----------------------------------------------
(In millions, except where noted)                     2001        2000        2001        2000
-----------------------------------------------------------------------------------------------
Operating revenues                               $   1,431   $   1,435   $   3,742   $   3,708
Operating expenses                                     840         838       2,367       2,290
                                                 ----------------------------------------------
Operating income                                       591         597       1,375       1,418
Other income, net of expenses                           16          19          53          58
                                                 ----------------------------------------------
EBIT                                             $     607   $     616   $   1,428   $   1,476
                                                 =============================================

Sales - GWh/a/                                      22,566      22,639      62,149      63,854
------------------------------------------------------------------------------------------------
/a/ Gigawatt-hours



Franchised Electric's EBIT decreased $9 million for the quarter ended September 30, 2001, compared to the same period in 2000. The decrease was primarily due to reclassifying approximately $33 million in mutual insurance distributions to a suspense account as required by the North Carolina Utilities Commission (NCUC), pending the outcome of a regulatory audit that will determine the treatment for these distributions (see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues - Regulatory Matters" for additional information). Offsetting this reserve were lower operating costs, resulting primarily from decreased nuclear outage costs. For the nine months ended September 30, 2001, Franchised Electric's EBIT decreased $48 million. The decrease was primarily the result of the approximately $33 million reserve and increased operating costs, due to increased nuclear outage costs in the first six months of 2001.

Decreased sales to industrial customers, which were impacted by the slowing economy, affected both the quarter and nine-month period. These decreased sales were offset by growth in sales to general service and residential customers, due mainly to an increase in the average number of customers in Franchised Electric's service territory. The following table details the changes in GWh sales and average number of customers compared to the prior year.

------------------------------------------------------------------------------
Increase (decrease) over prior year     Three Months Ended   Nine Months Ended
------------------------------------------------------------------------------
Residential sales                              2.7 %            4.4 %
General service sales                          6.2 %            4.5 %
Industrial sales                             (12.8)%           (9.6)%
Total Franchised Electric sales               (0.3)%           (2.7)%
Average number of customers                     1.5%            1.9 %
------------------------------------------------------------------------------

Natural Gas Transmission


--------------------------------------------------------------------------------------
                                                 Three Months Ended  Nine Months Ended
                                                     September 30,     September 30,
                                                   -----------------------------------
(In millions, except where noted)                  2001      2000       2001    2000
--------------------------------------------------------------------------------------
Operating revenues                                 $  271   $  279    $  817   $  846
Operating expenses                                    131      144       363      439
                                                   ------   ------    ------   -------
Operating income                                      140      135       454      407
Other income, net of expenses                           3       (3)        6       11
                                                   ------   ------    ------   -------
EBIT                                               $  143   $  132    $  460   $  418
                                                   ======   ======    ======   =======

Throughput - TBtu/a/                                  376      346     1,221    1,223
--------------------------------------------------------------------------------------
/a/ Trillion British thermal units


For the quarter and nine months ended September 30, 2001, EBIT for Natural Gas Transmission increased $11 million and $42 million, respectively, compared to the same periods in 2000. The quarterly results benefited from earnings of Market Hub Partners, which was acquired in September 2000, increased earnings from other miscellaneous projects, and lower operating expenses. The nine-month period also benefited from earnings of Market Hub Partners as well earnings from East Tennessee Natural Gas Company (East Tennessee), which was acquired in March 2000, and increased earnings from other miscellaneous projects.

For both the quarter and nine months ended September 30, 2001, the decrease in operating revenues, which was offset by a decrease in operating expenses, resulted from reduced rates that went into effect in December 2000. These reduced rates reflect lower recovery requirements for operating costs at Texas Eastern Transmission, LP, primarily system fuel and Federal Energy Regulatory Commission (FERC) Order 636 transition costs.




Field Services

-----------------------------------------------------------------------------------------
                                                 Three Months Ended     Nine Months Ended
                                                    September 30,          September 30,
                                                 ----------------------------------------
(In millions, except where noted)                  2001       2000      2001     2000
----------------------------------------------------------------------------------------
Operating revenues                               $  1,704  $  2,527  $  7,640  $  6,148
Operating expenses                                  1,588     2,405     7,213     5,835
                                                 --------  --------  --------  --------
Operating income                                      116       122       427       313
Other income, net of expenses                          (5)        9        (5)        5
Minority interest expense                              36        46       140        89
                                                 ---------------------------------------
EBIT                                             $     75  $     85  $    282  $    229
                                                 =======================================

Natural gas gathered and
   processed/transported, TBtu/d /a/                  8.8       8.2       8.5       7.4
Natural gas liquids (NGL)
   production, MBbl/d /b/                           412.8     417.0     396.9     349.9
Natural gas marketed, TBtu/d                          1.6       0.5       1.6       0.5
Average natural gas price per MMBtu /c/          $   2.88  $   4.27  $   4.88  $   3.42
Average NGL price per gallon /d/                 $   0.39  $   0.55  $   0.49  $   0.51
----------------------------------------------------------------------------------------

/a/ Trillion British thermal units per day
/b/ Thousand barrels per day
/c/ Million British thermal units
/d/ Does not reflect results of commodity hedges

EBIT for Field Services decreased $10 million for the quarter ended September 30, 2001, compared to the same period in 2000, primarily due to commodity prices. The decease in revenues was driven by a $1.39 decrease in the average natural gas price per MMBtu and a $0.16 decrease in the average NGL price per gallon. The decrease in expenses resulted primarily from the interaction of Field Services' natural gas and NGL purchase contracts with lower commodity prices, and increased cost reduction efforts and plant consolidation.

Field Services' EBIT increased $53 million for the nine months ended September 30, 2001. The increase was primarily due to the addition of Phillips Petroleum's gas gathering, processing and marketing unit's midstream natural gas business in March 2000, which accounted for the majority of the 13% increase in NGL production. A $1.46 increase in the average natural gas price per MMBtu, slightly offset by a $0.02 decrease in the average NGL price per gallon, also contributed to increased revenues. Expenses also increased from the interaction of Field Services' natural gas and NGL purchase contracts with higher natural gas prices, but were slightly offset by increased cost reductions efforts and plant consolidation.


North American Wholesale Energy (NAWE)

--------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 -------------------------------------------------------
(In millions, except where noted)                    2001           2000            2001           2000
--------------------------------------------------------------------------------------------------------
Operating revenues                               $   13,090     $   11,186     $   36,611     $   22,821
Operating expenses                                   12,471         10,955         35,363         22,365
                                                 -------------------------------------------------------
Operating income                                        619            231          1,248            456
Other income, net of expenses                            (5)            (4)             3             (8)
Minority interest (benefit) expense                      (4)            (8)            34             21
                                                 -------------------------------------------------------
EBIT                                             $      618     $      235     $    1,217     $      427
                                                 =======================================================

Natural gas marketed, TBtu/d                           12.5           12.0           12.4           11.7
Electricity marketed and traded, GWh                 88,801         89,967        199,643        198,518
Proportional megawatt capacity in
   operation                                                                        6,799          5,115
Proportional megawatt capacity owned/a/                                            13,119          7,925
--------------------------------------------------------------------------------------------------------
/a/ Includes under construction or under contract at period end


For the quarter and nine months ended September 30, 2001, EBIT for NAWE increased $383 million and $790 million, respectively, compared with the same periods in 2000. The increases were a result of enhanced performance in natural gas and electricity trading and services and increased earnings from generation assets, resulting primarily from a 33% increase in proportional megawatt capacity in operation. In addition, when compared to the prior year, EBIT increased $60 million for the quarter and $78 million for the nine months from the sale of interests in generating facilities as a result of NAWE executing its portfolio management strategy.

Losses at Duke Energy Trading and Marketing, LLC (DETM) resulted in a minority interest benefit for the quarter ended September 30, 2001 while year-to-date earnings resulted in a $13 million increase in minority interest expense when compared to the prior year.

International Energy

--------------------------------------------------------------------------------------------------------
                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 -------------------------------------------------------
(In millions, except where noted)                    2001           2000            2001           2000
--------------------------------------------------------------------------------------------------------
Operating revenues                               $      395     $      270     $    1,296     $      727
Operating expenses                                      331            187          1,093            470
                                                 -------------------------------------------------------
Operating income                                         64             83            203            257
Other income, net of expenses                            15              7             33             35
Minority interest expense                                 5              7             18             18
                                                 -------------------------------------------------------
EBIT                                             $       74     $       83     $      218     $      274
                                                 =======================================================

Proportional megawatt capacity in
   operation                                                                        4,370          4,306
Proportional megawatt capacity owned /a/                                            4,925          4,394
Proportional maximum pipeline
   capacity in operation, MMcf/d  /b/                                                255            255
Proportional maximum pipeline
   capacity owned /a/,
   MMcf/d                                                                            363            255
--------------------------------------------------------------------------------------------------------
/a/ Includes under construction or under contract at period end
/b/ Million cubic feet per day


International Energy's EBIT decreased $9 million for the quarter and $56 million for the nine months ended September 30, 2001, compared to the same periods in 2000. The decrease for the nine months was due primarily to a $54 million gain recognized in the first quarter of 2000 from the sale of liquefied natural gas ships. The decrease for both periods includes the effects of reduced power consumption in Brazil due to the government's mandatory energy rationing, which started during the second quarter of 2001, caused by a period of severe drought conditions. Both periods were also affected by the negative impact of foreign currency devaluation on the earnings of the Latin American operations. The effects of the water rationing in Brazil and the foreign currency devaluation associated with Latin America investments were partially offset by inflation adjustment clauses in certain Brazilian power contracts and stronger operational results from other country operations in Latin America, Asia Pacific and Europe.

Other Energy Services
------------------------------------------------------------------
                             Three Months Ended  Nine Months Ended
                                September 30,      September 30,
                             -------------------------------------
(In millions)                  2001      2000      2001     2000
------------------------------------------------------------------
Operating revenues           $  143    $   76    $  393    $  489
Operating expenses              165       145       402       541
                             -------------------------------------
EBIT                         $  (22)   $  (69)   $   (9)   $  (52)
------------------------------------------------------------------

EBIT for Other Energy Services improved $47 million for the quarter and $43 million for the nine months ended September 30, 2001, compared to the same periods in 2000. The current year quarterly results included approximately $29 million of charges at Duke Engineering & Services, Inc. (DE&S) for goodwill impairment. These charges were offset by the prior year's quarterly loss on a Duke/Fluor Daniel (D/FD) project of approximately $42 million and an approximately $27 million charge at DE&S to reflect a more conservative revenue recognition approach on its projects. Year-to-date results were driven by the same items that effected the quarter. Year-to-date operating revenues and expenses also decreased compared to 2000 due to cessation of retail commodity trading activity at DukeSolutions, Inc.

Duke Ventures

------------------------------------------------------------------
                             Three Months Ended  Nine Months Ended
                                September 30,      September 30,
                             -------------------------------------
(In millions)                  2001      2000      2001     2000
------------------------------------------------------------------
Operating revenues           $  258    $  538    $  393    $  609
Operating expenses              207        93       299       131
                             -------------------------------------
EBIT                         $   51    $  445    $   94    $  478
------------------------------------------------------------------

Duke Ventures EBIT decreased $394 million for the quarter and $384 million for the nine months ended September 30, 2001, compared with the same periods in 2000. The decrease for both periods was primarily attributable to DukeNet Communications' 2000 sale of its 20% interest in BellSouth Carolina PCS to BellSouth Corporation for a pre-tax gain of $407 million. This decrease was minimally offset by increased earnings at Crescent Resources, LLC, related primarily to increased commercial project sales, and the absence of losses related to DukeNet Communications' BellSouth PCS investment. Excluding the gain on sale from the prior year results, operating revenues and expenses increased due to Duke Capital Partners, which commenced operations in late 2000.

Other Impacts on Earnings Available for Common Stockholders

For the quarter and nine months ended September 30, 2001, interest expense decreased $51 million and $19 million, respectively, compared to the prior year. The decrease was primarily due to lower interest rates, and the redemption of first and refunding mortgage bonds in July as well as the repayment of short-term borrowings following the equity offering in March.

Minority interest expense increased $31 million for the quarter and $116 million for the nine months ended September 30, 2001 compared to the same periods in 2000. Minority interest expense related to joint ventures increased $20 million for the quarter and $72 million for the nine-month period. The increase for both periods was primarily attributable to increased minority interest expense resulting from Field Services' joint venture. Minority interest expense also increased $11 million for the quarter and $44 million for the nine-month period due to the formation of Catawba River Associates, LLC in September 2000.

During the first quarter of 2001, Duke Energy recorded a one time net-of-tax charge of $96 million related to the cumulative effect of change in accounting principle for the January 1, 2001 adoption of SFAS No. 133. This charge related to contracts that either did not meet the definition of a derivative under previous accounting guidance or do not qualify as hedges under new accounting requirements. See Notes 2 and 3 for further discussion.

The net aggregate change in unrealized gains and losses since December 31, 2000 is due primarily to the implementation of SFAS No. 133 for hedge positions, as well as price volatility and the magnitude of trading activity that Duke Energy has entered into to take advantage of that volatility.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

During the nine months ended September 30, 2001 cash flows from operating activities increased $2,036 million over the same period in 2000. This increase is due primarily to price risk management activities, including reduced margin deposit requirements compared to 2000. Operating cash flows were also higher in 2001 due to tax payments made in 2000 related to the 1999 sale of the midwest pipelines.

Investing Cash Flows

Net cash used in investing activities was $4,655 million for the nine months ended September 30, 2001 compared to $3,887 million for the same period in 2000. The increase in investing activities reflects additional expansion and development expenditures, especially related to NAWE's generating facilities, refurbishment and upgrades to existing assets and minor acquisitions of various businesses and assets. These increases were partially offset by the $390 million acquisition of East Tennessee, the $280 million tender offer for Companhia de Geracao de Energia Eletrica Paranapanema and the $250 million acquisition of Market Hub Partners in 2000. The prior year expenditures were also offset by cash proceeds from the 2000 sale of Duke Energy's 20% interest in BellSouth Carolina PCS to BellSouth Corporation for approximately $400 million.

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

Financing Cash Flows

Duke Energy's consolidated capital structure at September 30, 2001, including short-term debt, was 44% debt, 50% common equity and minority interests, 5% trust preferred securities and 1% preferred stock. Fixed charges coverage, calculated using the Securities and Exchange Commission (SEC) guidelines, was
4.7 times and 4.3 times for the nine months ended September 30, 2001 and 2000, respectively.

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

In February 2001, Duke Energy Field Services, LLC (DEFS) issued $250 million of 6.875% Senior Unsecured Notes due 2011. The proceeds were used to repay DEFS' remaining balance of commercial paper that was issued in connection with the March 2000 combination of Field Services' natural gas gathering, processing and marketing business and Phillips Petroleum's gas gathering, processing and marketing unit. In addition, in November 2001 DEFS issued $300 million of 5.75% Senior Unsecured Notes due 2006. The proceeds will be used to repay short-term debt.

Duke Energy's wholly-owned subsidiary, Duke Capital Corporation, had a $141 million note payable to D/FD as of December 31, 2000. As of September 30, 2001, the note had increased $412 million to $553 million. The weighted average interest rates were 3.87% and 4.44% for the quarter and nine months ended September 30, 2001, respectively.

In March 2001, Duke Energy completed an offering of 25 million shares of common stock, at a price of $38.98 per share, before underwriting discount and other offering expenses. In addition, Duke Energy completed an offering of approximately 31 million units of mandatorily convertible securities (Equity Units) at a price of $25 per unit before underwriting discount and other offering expenses. The Equity Units consist of senior notes of Duke Capital Corporation and purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. The number of shares to be issued in 2004 will be based on the stock price at conversion. Also in March 2001, the underwriters exercised options granted to them to purchase an additional 3.75 million shares of common stock and four million Equity Units at the original issue prices, less underwriting discounts, to cover over-allotments made during the offerings. Total net proceeds from the offerings were approximately $1.94 billion and were used to repay short-term debt and for other corporate purposes.

In July 2001, Duke Energy redeemed seven issues of its first and refunding mortgage bonds. The redemption was completed to take advantage of the general decline in interest rates. The total face value of the redeemed bonds was $386 million with interest rates ranging from 5.875% to 8.30%.

Under its commercial paper facilities and extendable commercial notes programs
(ECNs), Duke Energy had the ability to borrow up to $5.3 billion and $5.7 billion at September 30, 2001 and December 31, 2000, respectively. These facilities do not have termination dates.

A summary of the available commercial paper and ECNs as of September 30, 2001 is as follows:

---------------------------------------------------------------------------------------------
                               Duke         Duke        Duke Energy       Duke
                              Energy       Capital        Field          Energy
(In billions)                            Corporation/a/   Services    International   Total
---------------------------------------------------------------------------------------------
Commercial Paper             $     1.25  $     1.55     $     0.68    $     0.37/b/   $  3.85
ECNs                               0.50        1.00              -            -          1.50
                             ----------------------------------------------------------------
Total                        $     1.75  $     2.55     $     0.68    $     0.37      $  5.35
---------------------------------------------------------------------------------------------

/a/ Duke Capital Corporation is a wholly owned subsidiary of Duke Energy that provides financing and credit enhancement services for its subsidiaries.
/b/  Includes ability to issue medium term notes.

Severe price movement in the energy markets for trading and hedging activities may result in a rapid change in the availability of cash. To meet these demands, in April 2001, Duke Energy entered into a $1.075 billion unsecured bank credit facility that allows it to issue letters of credit in lieu of actual cash deposits to meet margin requirements. Half of this facility matures in 2002 and the remainder matures in 2004.

The total amount of Duke Energy's bank credit and construction facilities available at September 30, 2001 and December 31, 2000, was approximately $4.3 billion and $4.2 billion, respectively. Certain of the credit facilities support the issuance of commercial paper; therefore, the issuance of commercial paper reduces the amount available under these credit facilities. At September 30, 2001, approximately $2.4 billion was outstanding under the commercial paper and ECN programs, and approximately $38 million of borrowings were outstanding under the bank credit and construction facilities. These facilities expire from 2001 to 2004 and the credit facilities are not subject to minimum cash requirements.

As of September 30, 2001, Duke Energy and its subsidiaries had effective SEC shelf registrations for up to $5.3 billion in gross proceeds from debt and other securities. Such securities may be issued as Senior Notes, First and Refunding Mortgage Bonds, Subordinated Notes, Trust Preferred Securities, Duke Energy Common Stock, Stock Purchase Contracts or Stock Purchase Units.

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

As a result of these rulemakings, Duke Energy and two other investor-owned utilities, Carolina Power & Light Company and South Carolina Electric & Gas, planned to establish GridSouth Transco, LLC (GridSouth), as a for-profit, independent transmission company (or RTO), responsible for operating and planning the companies' combined transmission systems. In March 2001, GridSouth received provisional approval from the FERC. However, in July of 2001, the FERC issued orders recommending that utilities throughout the U.S. combine their transmission systems to create four large independent regional operators, one each in the Northeast, Southeast, Midwest and West. The FERC ordered GridSouth and other utilities in the Southeast to join in 45 days of mediation to negotiate terms of a Southeast RTO. Those mediations are complete and the administrative law judge that presided over the proceedings has issued a report to the FERC, but the FERC has yet to issue an order based on the results. The actual structure of GridSouth and the date that it will become operational depends upon the outcome of the mediation and resolution of all regulatory approvals and technical issues. Management believes that the result of this process, and the establishment and operation of GridSouth or an alternative combined transmission system structure will not have a material adverse effect on Duke Energy's future consolidated results of operations, cash flows or financial position.

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

In January 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act that has virtually identical emission control requirements as its October 1998 action, but with a May 1, 2003 compliance date. This rule was challenged in court and on May 14, 2001 the U.S. Court of Appeals for the

DC Circuit sided with the EPA on all issues except one. The court remanded the electric generating unit (EGU) growth rate factor determinations used to establish each state's emission cap until the EPA could engage in decision making on how to set the EGU growth rate factors. On August 24, 2001, the DC Circuit suspended the implementation schedule for EGUs until the EPA completes a rulemaking in response to the court's May 14 remand order. This ruling prevents the EPA from implementing the Section 126 program beginning May 1, 2003. Possible new implementation dates range from mid July of 2003 to May 31, 2004. Management estimates that Duke Energy will spend from $500 million to $900 million in capital costs for additional emission controls through 2007 to comply with the new EPA rules.

In response to the EPA's October 1998 rule, both North Carolina and South Carolina have revised their SIPs and are awaiting legislative and EPA approval. Legislation was introduced in the North Carolina General Assembly that would require North Carolina electric utilities, including Duke Energy, to make significant reductions in emissions of sulfur dioxide and nitrogen oxides from its coal-fired power plants over the next eight to 12 years. Management estimates the cost to Duke Energy of achieving the specified emission reductions in the proposed legislation to be approximately $1.5 billion. The proposed North Carolina legislation includes a provision that allows Duke Energy to recover some or all of these costs from customers. The provisions of the final legislation, if passed into law, could be significantly different from the proposal.

Emission control retrofits needed to comply with the new rules are large technical, design and construction projects. These projects will be managed closely to ensure the continuation of reliable electric service to Duke Energy's customers throughout the projects and upon their completion.

Notice of Proposed Rulemaking (NOPR). On September 27, 2001 the FERC issued a NOPR announcing that the FERC is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines and transmitting public utilities that are currently subject to different gas or electric standards. The proposed standards would change how companies and their subsidiaries interact and share information by broadening the definition of "affiliate" covered by the standards of conduct, from the more narrow definition in the existing regulations. The NOPR also seeks comment on whether the standards of conduct should be broadened to include the separation of those involved in the bundled retail electric sales function from those in the transmission function. The current electric standards apply only to those involved in the wholesale activities. Duke Energy is currently evaluating the impact this NOPR may have on the company and will file comments with the FERC suggesting appropriate revisions to the proposal.

Regulatory Matters. Duke Energy was notified on August 3, 2001, that the NCUC and the Public Service Commission of South Carolina (PSCSC) had undertaken a joint investigation, along with the North Carolina Public Staff, regarding certain regulatory accounting entries for 1998 at Duke Power. In its internal review of the fourteen entries in question, Duke Energy concluded that nine of the fourteen items were correctly classified for regulatory accounting treatment. Four of the items were incorrectly classified for regulatory purposes for 1998 only but did not recur thereafter. The classification of the remaining item, distributions from mutual insurance companies, is subject to differing interpretations for regulatory treatment. Duke Energy believes that it appropriately classified this item but is evaluating its classification for future years. As part of their investigation, the NCUC and PSCSC have notified Duke Energy that they will jointly engage an independent firm to conduct an audit of Duke Power's accounting records for reporting periods from 1998 through June 30, 2001. Duke Energy has fully cooperated with the Commissions in their investigation. The NCUC has requested that Duke Energy place the amount of the 2001 mutual insurance distribution, approximately $33 million, in a deferred credit account, pending final outcome of the independent audit.

Energy Trading Marketplace. As described in Note 3 to the Consolidated Financial Statements, Duke Energy has receivables and other exposures concentrated from natural gas and electric industry counterparties. With recent changes in energy industry market conditions, including recent developments regarding one of the industry's largest traders and market makers, Enron Corporation, Duke Energy has continued to monitor exposures to credit and market risk using established policies and procedures. Duke Energy has both collateralized and non-collateralized exposures to its counterparties, including Enron Corporation. Duke Energy will continue to monitor the situation closely.

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

In January 2001, the Exxon Mobil entities asserted counterclaims in the arbitration and claims in a separate Texas State court action alleging that Duke Energy breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court entered an order staying the state court action, and compelling the Exxon Mobil entities to arbitrate their state court claims. To date, the Exxon Mobil entities have not sought to challenge this order in an appellate court. In early October, a hearing was held before an arbitration panel regarding the buyout right and the various claims of Duke Energy and Exxon Mobil against each other. Although the hearing is complete from an evidentiary standpoint, both parties are submitting final briefs, and oral arguments will take place before the panel in November 2001. Duke Energy expects a final decision from the panel before the end of the year. Management believes that the final disposition of this action will not have a material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

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

SFAS No. 141 requires all business combinations initiated (as defined by the standard) after June 30, 2001 to be accounted for using the purchase method. Companies may no longer use the pooling method of accounting for future combinations.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and will be adopted by Duke Energy as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires acquired intangible assets to be recognized separately and amortized as appropriate. Duke Energy expects that the adoption of SFAS No. 142 will have an impact on future financial statements due to the discontinuation of goodwill amortization expense. For the nine months ended September 30, 2001, amortization expense for goodwill was $108 million. The FASB and the Emerging Issues Task Force continue to field questions surrounding the transition provisions and clarification of key aspects of the standard. Duke Energy is preparing to implement the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. Duke Energy is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Duke Energy is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

Proposed Acquisition of Westcoast Energy Inc. In September 2001, Duke Energy announced the proposed acquisition of Westcoast Energy Inc. (Westcoast) for $8.5 billion, including assumed debt of approximately $5 billion. Westcoast, headquartered in Vancouver, British Columbia, is a North American energy company with interests in natural gas gathering, processing, transmission, storage and distribution, as well as power generation, international energy businesses, and financial, information technology, and energy services businesses. The proposed transaction provides for the acquisition of all outstanding common shares of Westcoast in exchange for a combination of cash, Duke Energy common shares and exchangeable shares of a Canadian subsidiary of Duke Energy such that 50% of the consideration will be paid in cash and 50% will be paid in stock. The transaction is expected to close by the end of the first quarter 2002, subject to approval of Westcoast's shareholders and regulatory approvals. The transaction will be accounted for using the purchase method of accounting. Further details about the proposed acquisition are in Duke Energy's report on Form 8-K, filed with the SEC on September 21, 2001.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Duke Energy's subsidiary, Duke Energy Field Services, LLC (DEFS), has resolved its issues with the Colorado Air Pollution Control Division disclosed in Duke Energy's last Form 10-K regarding various asserted non-compliance issues arising from agency inspections of DEFS' Colorado facilities in 2000 and 1999, and arising from compliance issues disclosed to the agency pursuant to permit requirements or voluntarily disclosed to the agency in 2000. These items relate to various specific and detailed terms of the Title V Operating Permits at seven gas plants and two compressor stations in Colorado, including, for example, record keeping requirements, parametric monitoring requirements, delayed filings, and operations inconsistent with throughput limits on particular pieces of equipment. In October 2001, DEFS entered into a Compliance Order and Consent which requires DEFS to pay a penalty of $97,000 and undertake supplemental environmental projects totaling $388,000.

In June 2001, DEFS received two administrative Compliance Orders from the New Mexico Environment Department (NMED) seeking civil penalties primarily for historic air permit matters. One order alleges specific permit non-compliance at eleven facilities that occurred periodically between 1996 and 1999. Allegations under this order relate primarily to emissions from certain compressor engines in excess of what were then new operating permit limits. The other order alleges numerous unexcused excursions from an hourly permit limit arising from upset events at one facility's sulfur recovery unit between 1997 and 2001. The NMED applied its civil penalty policy to the alleged violations and calculated the penalties to be approximately $10 million in the aggregate. The NMED has initiated settlement discussions and offered to resolve these matters for an amount lower than the calculated penalties. DEFS is continuing its discussions with the NMED and anticipates that it will resolve all issues relating to the alleged violations.

In September 2001, DEFS received a Proposed Agreed Order from the Texas Natural Resource Conservation Commission to settle allegations reflected in a June 2001 notice from the agency relating to DEFS' Port Arthur natural gas processing plant. The Proposed Agreed Order seeks penalties of $278,000 for various items of alleged-noncompliance relating to the facility's air permit and state air regulations, including valve monitoring and repair requirements under 40 CFR 60, subpart KKK. DEFS is discussing settlement terms with the agency.

For additional information concerning litigation and other contingencies, see
Note 8 to the Consolidated Financial Statements, "Commitments and
Contingencies," and Item 3, "Legal Proceedings," included in Duke Energy's Form 10-K for December 31, 2000, which are incorporated herein by reference.

Management believes that the resolution of these matters discussed and referred to above will not have a material adverse effect on consolidated results of operations, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of Duke Energy during the third quarter of 2001.

Item 5. Other Information.
-------------------------

As previously announced, on September 20, 2001, Duke Energy, two wholly owned subsidiaries of Duke Energy and Westcoast Energy Inc. (Westcoast) entered into a combination agreement (the "Combination Agreement") providing for the acquisition of all outstanding common shares of Westcoast in exchange for a combination of cash, Duke Energy common shares and exchangeable shares of a Canadian subsidiary of Duke Energy. The material terms of the Combination Agreement are set forth in the Form 8-K as filed by Duke Energy with the Securities and Exchange Commission on September 21, 2001.

On November 5, 2001, the parties to the Combination Agreement entered into an amended and restated combination agreement (the "Amended and Restated Combination Agreement"). The Amended and Restated Combination Agreement made certain changes to the Combination Agreement and related agreements, including the Plan of Arrangement. The changes include changes to the Westcoast shareholder election date and measurement periods for determining the exchange ratio, refinements of other timing considerations in connection with the expected consummation of the transaction by the end of the first quarter of 2002, and other technical amendments and clarifications. A full description of the Amended and Restated Combination Agreement is set forth in the Westcoast proxy circular dated November 8, 2001 which is being mailed to Westcoast shareholders on November 16, 2001. This description of provisions of the Amended and Restated Combination Agreement is qualified in its entirety by reference to the Amended and Restated Combination Agreement, a copy of which is attached hereto as Exhibit 10.7 and incorporated by reference herein.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit
Number
-------
10.1 $537,500,000 364-Day Credit Agreement dated as of April 19, 2001, among Duke Capital Corporation, the Banks listed therein and Bank One, NA, as Administrative Agent.

10.2 $537,500,000 Three-Year Credit Agreement dated as of April 19, 2001, among Duke Capital Corporation, the Banks listed therein and Bank One, NA, as Administrative Agent.

10.3 $550,000,000 364-Day Credit Agreement dated as of August 20, 2001, among Duke Capital Corporation, the Banks listed therein and The Chase Manhattan Bank, as Administrative Agent.

10.4 $550,000,000 Three-Year Credit Agreement dated as of August 20, 2001, among Duke Capital Corporation, the Banks listed therein and The Chase Manhattan Bank, as Administrative Agent.

10.5 $475,000,000 364-Day Credit Agreement dated as of August 29, 2001, among Duke Energy Corporation, the Banks listed therein and The Chase Manhattan Bank, as Administrative Agent

10.6 $475,000,000 Three-Year Credit Agreement dated as of August 29, 2001, among Duke Energy Corporation, the Banks listed therein and The Chase Manhattan Bank, as Administrative Agent

10.7 Amended and Restated Combination Agreement dated as of September 20, 2001, among Duke Energy Corporation, 3058368 Nova Scotia Company, 3946509 Canada Inc. and Westcoast Energy Inc.

 (b)    Reports on Form 8-K

         A Current Report on Form 8-K filed on September 21, 2001 contained disclosures under Item 5, Other Events; Item 7, Financial Statements and Exhibits; and Item 9, Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DUKE ENERGY CORPORATION

November 13, 2001                           /s/  ROBERT P. BRACE
                                            ------------------------------------
                                            Robert P. Brace
                                            Executive Vice President and
                                            Chief Financial Officer


November 13, 2001                           /s/  KEITH G. BUTLER
                                            ------------------------------------
                                            Keith G. Butler
                                            Senior Vice President and
                                            Controller