Form 10-K
period 2001-12-31
DUKE ENERGY CORP
filed 2002-03-28
CIK 30371

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 2001 or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from __________________  to __________________
    Commission file number 1-4928

                            DUKE ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)

                   North Carolina              56-0205520
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

              526 South Church Street,         28202-1904
              Charlotte, North Carolina
                (Address of principal          (Zip Code)
                 executive offices)
                                 704-594-6200
             (Registrant's telephone number, including area code)

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

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28,
 2002....................................................................................................... $27,435,000,000
Number of shares of Common Stock, without par value, outstanding at February 28, 2002.......................     778,199,474

                     Documents incorporated by reference:
   The registrant is incorporating herein by reference certain sections of the proxy statement relating to the 2002 annual meeting of shareholders to provide information required by Part III, Items 10, 11, 12 and 13 of this annual report.

================================================================================

                            DUKE ENERGY CORPORATION
                FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001
                               TABLE OF CONTENTS

Item                                                                                       Page
----                                                                                       ----
                                            PART I.
1.   Business.............................................................................   1
      General.............................................................................   1
      Franchised Electric.................................................................   4
      Natural Gas Transmission............................................................   8
      Field Services......................................................................  11
      North American Wholesale Energy.....................................................  13
      International Energy................................................................  16
      Other Energy Services...............................................................  17
      Duke Ventures.......................................................................  17
      Environmental Matters...............................................................  18
      Geographic Regions..................................................................  19
      Employees...........................................................................  19
      Operating Statistics................................................................  20
      Executive Officers of Duke Energy...................................................  21
2.   Properties...........................................................................  22
3.   Legal Proceedings....................................................................  24
4.   Submission of Matters to a Vote of Security Holders..................................  26

                                           PART II.
5.   Market for Registrant's Common Equity and Related Stockholder Matters................  27
6.   Selected Financial Data..............................................................  28
7.   Management's Discussion and Analysis of Results of Operations and Financial Condition  29
7A.  Quantitative and Qualitative Disclosures About Market Risk...........................  61
8.   Financial Statements and Supplementary Data..........................................  62
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. 111

                                           PART III.
10.  Directors and Executive Officers of the Registrant................................... 111
11.  Executive Compensation............................................................... 111
12.  Security Ownership of Certain Beneficial Owners and Management....................... 111
13.  Certain Relationships and Related Transactions....................................... 111

                                           PART IV.
14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K...................... 112
     Signatures........................................................................... 113
     Exhibit Index........................................................................ 114

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   Duke Energy's reports, filings and other public announcements may include statements that reflect assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Generally, the words "may," "could," "project," "believe," "anticipate," "expect," "estimate," "plan," "forecast," "intend" and similar words identify forward-looking statements, which generally are not historical in nature. All such statements (other than statements of historical facts), including statements regarding operating performance, financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations and events or developments that we expect or anticipate will occur in the future, are forward looking. Forward-looking statements are subject to certain risks and uncertainties that could, and often do, cause actual results to differ from Duke Energy's historical experience and our present expectations or projections. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Caution should be taken not to place undue reliance on any such forward-looking statements. For a discussion of some factors that could cause results to differ materially from those expressed or implied in such forward-looking statements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Forward-Looking Statements."

                                    PART I.

Item 1. Business.

GENERAL

   Duke Energy Corporation (collectively with its subsidiaries, Duke Energy), an integrated provider of energy and energy services, offers physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments.

   Franchised Electric generates, transmits, distributes and sells electricity in central and western North Carolina and western South Carolina. It conducts operations through Duke Power and Nantahala Power and Light. These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (PSCSC).

   Throughout 2001, Natural Gas Transmission provided transportation and storage of natural gas for customers throughout North America, primarily in the Mid-Atlantic, New England and southeastern states. It conducted operations primarily through Duke Energy Gas Transmission Corporation. Through the acquisition of Westcoast Energy Inc. (Westcoast) on March 14, 2002, Natural Gas Transmission added a significant network of mostly Canadian-based natural gas assets, including transmission pipeline, storage capacity and distribution systems. (See "Natural Gas Transmission" in this section for additional information.) Interstate natural gas transmission and storage operations are subject to the FERC's rules and regulations.

   Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores natural gas liquids (NGLs). It conducts operations primarily through Duke Energy Field Services, LLC (DEFS), which is approximately 30% owned by Phillips Petroleum. Field Services operates gathering systems in western Canada and 11 contiguous states in the U.S. Those systems serve major natural gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, and onshore and offshore Gulf Coast areas.

   North American Wholesale Energy (NAWE) develops, operates and manages merchant generation facilities and engages in commodity sales and services related to natural gas and electric power. NAWE conducts these operations primarily through Duke Energy North America, LLC (DENA) and Duke Energy Trading and Marketing, LLC (DETM). DETM is approximately 40% owned by Exxon Mobil Corporation. NAWE also includes Duke Energy Merchants Holdings, LLC (DEM), which develops new business lines in the evolving energy commodity markets other than natural gas and power. NAWE conducts business primarily throughout the U.S. and Canada.

   International Energy develops, operates and manages natural gas transportation and power generation facilities and engages in energy trading and marketing of natural gas and electric power. It conducts operations primarily through Duke Energy International, LLC (DEI) and its activities target the Latin American, Asia-Pacific and European regions.

   Other Energy Services is a combination of businesses that provide engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (DE&S), Duke/Fluor Daniel (D/FD) and DukeSolutions, Inc. (DukeSolutions). D/FD is a 50/50 partnership between Duke Energy and Fluor Enterprises, Inc., a wholly owned subsidiary of Fluor Corporation. (See Note 8 to the Consolidated Financial Statements, "Investment in Affiliates and Related Party
Transactions.") On January 31, 2002, Duke Energy announced the planned sale of DE&S to Framatome ANP, Inc. and, on March 13, 2002,

Duke Energy announced the planned sale of DukeSolutions to Ameresco, Inc. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues -- Subsequent Events.")

   Duke Ventures is composed of other diverse businesses, operating primarily through Crescent Resources, LLC (Crescent), DukeNet Communications, LLC (DukeNet) and Duke Capital Partners, LLC (DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern and southwestern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a wholly owned merchant banking company, provides debt and equity capital and financial advisory services to the energy industry.

   Duke Energy is a North Carolina corporation. Its principal executive offices are located at 526 South Church Street, Charlotte, NC 28202-1803. The telephone number is 704-594-6200.

   Certain terms used to describe Duke Energy's business are explained below.

   Asset Optimization. The process of maximizing the returns on a portfolio of assets through the use of hedging strategies involving energy contracts.

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

   Independent System Operator (ISO). An entity that ensures non-discriminatory access to a regional transmission system, providing all customers access to the power exchange and clearing all bilateral contract requests for use of the electric transmission system. Also responsible for maintaining bulk electric system reliability.

   Liquid Market. A market in which selling and buying can be accomplished with minimal price change; such a market has a high level of trading activity and open interest.

   Liquefied Natural Gas (LNG). Natural gas that has been converted to a liquid by cooling it to -260 degrees Fahrenheit.

   Local Distribution Company (LDC). A company that obtains the major portion of its revenues from the operations of a retail distribution system for the delivery of electricity or gas for ultimate consumption.

   Logistics & Optimization. The act of maximizing physical positions through arbitrage, especially on contractual assets such as storage, transportation, generation and transmission.

   Mark-to-Market. The process whereby derivatives or energy trading contracts are adjusted to market value, and the unrealized gain or loss is recognized in current earnings and on the balance sheet.

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

   Origination. Identification and execution of physical energy related transactions throughout the value chain.

   Peak Load. The amount of electricity required during periods of highest demand. Peak periods fluctuate by season, generally occurring in the morning hours in winter and in late afternoon during the summer.

   Throughput. The amount of natural gas or natural gas liquids transported through a pipeline system.

   Tolling. Process whereby a party moves fuel to a power generator and receives kilowatt hours in return for a pre-established fee.

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

   Volatility. An annualized measure of the fluctuation in the price of an energy contract. Implied volatility is a measure of what the market values volatility to be, as reflected in the option's price.

   Watt. A measure of power production or usage equal to one joule per second.

   The following sections describe the business and operations of each of Duke Energy's segments. (For more information on the operating outlook of Duke Energy and its segments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Introduction -- Business Strategy." For financial information on Duke Energy's business segments, see Note 3 to the Consolidated Financial Statements, "Business Segments.")

FRANCHISED ELECTRIC

Service Area and Customers

   Franchised Electric generates, transmits, distributes and sells electricity. Its service area covers about 22,000 square miles with an estimated population of 5.7 million in central and western North Carolina and western South Carolina. Franchised Electric supplies electric service to approximately two million residential, commercial and industrial customers over 92,000 miles of distribution lines and a 12,700 mile transmission system. Electricity is sold wholesale to incorporated municipalities and to public and private utilities. In addition, municipal and cooperative customers who purchased portions of the Catawba Nuclear Station buy power through contractual agreements. (For statistics related to gigawatt-hour sales by customer type, see "Operating Statistics" in this section. For more information on the Catawba Nuclear Station joint ownership, see Note 5 to the Consolidated Financial Statements, "Joint Ownership of Generating Facilities.")

   Industrial and commercial development in Franchised Electric's service area is highly diversified. The textile industry, machinery and equipment manufacturing, and chemical industries are of major significance to the area's economy. Other industries operating in the area include rubber and plastic products, paper and related products, and other manufacturing and service businesses. The textile industry, the largest industry served by Franchised Electric, accounted for approximately $353 million of Franchised Electric's revenues for 2001, representing 8% of total electric revenues and 32% of industrial revenues. Franchised Electric normally experiences seasonal peak loads in summer and winter.

                             [MAP OF SERVICE AREA]

Energy Capacity and Resources

   Electric energy for Franchised Electric's customers is generated by three nuclear generating stations with a combined net capacity of 5,409 megawatts
(MW) (including 12.5% ownership in the Catawba Nuclear Station), eight coal-fired stations with a combined capacity of 7,572 MW, 31 hydroelectric stations with a combined capacity of 2,791 MW and six combustion turbine stations with a combined capacity of 2,081 MW. Energy and capacity are also supplied through contracts with other generators and purchased on the open market. Franchised Electric has interconnections and arrangements with its neighboring utilities to facilitate planning, emergency assistance, exchange of capacity and energy, and reliability of power supply. Franchised Electric expects that additional construction, purchased power contracts and open market purchases will meet customers' energy needs in the future. (For statistics on sources of electric energy, see "Operating Statistics" in this section.)

Fuel Supply

   Franchised Electric relies principally on coal and nuclear fuel for its generation of electric energy. The following table lists Franchised Electric's sources of power and fuel costs for the three years ending December 31, 2001.

                                                         Cost of Fuel per Net
                                    Generation by Source    Kilowatt-hour
                                         (Percent)        Generated (Cents)
                                    -------------------- --------------------
                                     2001   2000   1999   2001    2000  1999
                                    -----  -----  -----   -----  ----   ----
  Coal.............................  50.9   50.9   50.4   1.48   1.29   1.33
  Nuclear(a).......................  48.6   48.1   48.0   0.42   0.42   0.43
  Oil and gas(b)...................   0.2    0.5    0.8  11.48   7.32   4.51
                                    -----  -----  -----
  All fuels (cost based on weighted
    average)(a)....................  99.7   99.5   99.2   0.98   0.91   0.92
  Hydroelectric(c).................   0.3    0.5    0.8
                                    -----  -----  -----
                                    100.0  100.0  100.0
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

   Coal. Franchised Electric meets its coal demand through purchase supply contracts and spot agreements. Large amounts of coal are obtained under supply contracts with mining operators who mine both underground and at the surface. Franchised Electric has an adequate supply of coal to fuel its current operations. Expiration dates for its supply contracts, which have price adjustment provisions, range from 2002 to 2003. Duke Energy expects to renew these contracts or enter into similar contracts with other suppliers for the quantities and quality of coal required. The coal purchased under these contracts is produced from mines in eastern Kentucky, southern West Virginia and southwestern Virginia. Franchised Electric uses spot market purchases to meet coal requirements not met by supply contracts.

   The average sulfur content of coal purchased by Franchised Electric is approximately 1%. This satisfies the current emission limitation for sulfur dioxide for existing facilities. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Environmental, Air Quality Control" for additional information regarding particulate matter.)

   Nuclear. Developing nuclear generating fuel generally involves the mining and milling of uranium ore to produce uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride gas, enrichment of that gas, and then the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.

   Franchised Electric has contracted for uranium materials and services required to fuel the Oconee, McGuire and Catawba Nuclear Stations. Uranium concentrates, conversion services and enrichment services are primarily met through a diversified portfolio of long-term supply contracts. The contracts are diversified by supplier, country of origin and pricing. Franchised Electric staggers its contracting so that its portfolio of long-term contracts covers the majority of its fuel requirements at Oconee, McGuire, and Catawba in the near term, but so that its level of coverage decreases each year into the future. Due to the technical complexities of changing suppliers of fuel fabrication services, Franchised Electric generally sole sources these services to domestic suppliers on a plant by plant basis using multi-year contracts.

   Based upon current projections, Franchised Electric's existing portfolio of contracts will meet the requirements of Oconee, McGuire, and Catawba Nuclear Stations through the following years:

                           Uranium  Conversion Enrichment Fabrication
           Nuclear Station Material  Service    Service     Service
           --------------- -------- ---------- ---------- -----------
               Oconee.....   2003      2003       2005       2006
               McGuire....   2003      2003       2005       2009
               Catawba....   2003      2003       2005       2009

   After the years indicated above, a portion of the fuel requirements at Oconee, McGuire, and Catawba are covered by long-term contracts. For requirements not covered under long-term contracts, Duke Energy believes it will be able to renew contracts as they expire or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services. Near-term requirements not met by long-term supply contracts have been and are expected to be fulfilled with uranium spot market purchases.

   Duke Energy owns and operates the McGuire and Oconee Nuclear Stations and operates and has a partial ownership interest in the Catawba Nuclear Station. The McGuire and Catawba Nuclear Stations have two nuclear reactors each and Oconee has three nuclear reactors. Nuclear insurance coverage is maintained in three program areas: liability coverage; property, decontamination and decommissioning coverage; and business interruption and/or extra expense coverage. The other joint owners of the Catawba Nuclear Station reimburse Duke Energy for certain expenses associated with nuclear insurance premiums. The Price-Anderson Act requires Duke Energy to insure against public liability claims resulting from nuclear incidents to the full limit of liability, approximately $9.5 billion. (See Note 15 to the Consolidated Financial Statements, "Commitments and Contingencies--Nuclear Insurance," for more information.)

   Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $1.9 billion stated in 1999 dollars based on decommissioning studies completed in 1999 (studies are completed every five years). This includes costs related to Duke Energy's 12.5% ownership in the Catawba Nuclear Station. The other joint owners of the Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. (See Note 11 to the Consolidated Financial Statements, "Nuclear Decommissioning Costs," for more information.)

   Duke Energy entered into a contract with the Department of Energy (DOE) to use mixed oxide fuel at its McGuire and Catawba Nuclear Stations. Mixed oxide fuel is fabricated from plutonium from the government's surplus plutonium and is similar to conventional uranium fuel. Before using the fuel, Duke Energy must apply for and obtain amendments to the facilities' operating licenses from the Nuclear Regulatory Commission (NRC). Mixed oxide fuel is scheduled to be used at McGuire and Catawba Nuclear Stations no earlier than 2007.

   After spent fuel is removed from a nuclear reactor, it is cooled in a spent fuel pool at the nuclear station. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy contracted with the DOE for the disposal of spent nuclear fuel. The DOE failed to begin accepting spent nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy's contract with the DOE. In 1998, Duke Energy filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE's failure to accept commercial spent nuclear fuel by the required date. Damages claimed in the lawsuit are based upon Duke Energy's costs incurred as a result of the DOE's partial material breach of its contract, including the cost of securing additional spent fuel storage capacity. Duke Energy will continue to safely manage its spent nuclear fuel until the DOE accepts it.

Competition

   Electric industry restructuring is changing the industry. Duke Energy is monitoring progress toward a more competitive environment and actively participates in regulatory reform deliberations in North Carolina and South Carolina. However, movement toward retail deregulation in these and other states has slowed due to recent deregulation developments in California. (For more information, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Electric Competition and Current Issues--California Issues.")

   Franchised Electric competes in some areas with government-owned power systems, municipally owned electric systems, rural electric cooperatives and other private utilities. By statute, the NCUC and the PSCSC assign all service areas outside municipalities in North Carolina and South Carolina to regulated electric utilities and rural electric cooperatives. Substantially all of the territory comprising Franchised Electric's service area has been assigned in this manner. In unassigned areas, Franchised Electric's business remains subject to competition. A decision of the North Carolina Supreme Court limits, in some instances, the right of North Carolina municipalities to serve customers outside their corporate limits. In South Carolina, competition continues between municipalities and other electric suppliers outside the municipalities' corporate limits, subject to the regulation of the PSCSC. In addition, Franchised Electric continues to compete with natural gas providers.

Regulation

   The NCUC and the PSCSC approve rates for retail electric sales within their respective states. The FERC approves Franchised Electric's rates for some electric sales to wholesale customers. (For more information on rate matters, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters--Franchised Electric.") The FERC, the NCUC and the PSCSC also have authority over the construction and operation of Franchised Electric's facilities. Certificates of public convenience and necessity issued by the FERC, the NCUC and the PSCSC authorize Franchised Electric to construct and operate its electric facilities, and to sell electricity to retail and wholesale customers. Prior approval from the NCUC and the PSCSC is required to issue securities.

   NCUC, PSCSC and FERC regulations govern access to regulated electric customer data by non-regulated entities, and services provided between regulated and non-regulated affiliated entities. These regulations affect NAWE's and Other Energy Services' activities with Franchised Electric.

   The Energy Policy Act of 1992 and the FERC's subsequent rulemaking activities opened the wholesale energy market to competition. Open-access transmission for wholesale customers, as defined by the FERC's rules, provides energy suppliers, including Duke Energy, with opportunities to sell and deliver capacity and energy at market-based prices. From the FERC's open-access rule, Franchised Electric obtained the rights to sell capacity and energy at market-based rates from its own assets, which allows Franchised Electric to purchase, at attractive rates, a portion of its capacity and energy requirements; resulting in lower overall costs to customers. Open access also provides Franchised Electric's existing wholesale customers with opportunities to seek other competitive suppliers for their capacity and energy requirements.

   In 1999 and 2000, the FERC issued its Order 2000 and Order 2000-A regarding Regional Transmission Organizations (RTOs). These orders set minimum characteristics and functions RTOs must meet, including independent authority to establish the terms and conditions of transmission service over the facilities they control. The orders provide for an open and flexible RTO structure to meet the needs of the market, and for the possibility of incentive ratemaking and other benefits for transmission owners that participate.

   As a result of these rulemakings, Duke Energy and two other investor-owned utilities, Carolina Power & Light Company and South Carolina Electric & Gas Company, planned to establish GridSouth Transco, LLC (GridSouth), as an RTO responsible for the control of the companies' combined transmission systems. In March 2001, GridSouth received provisional approval from the FERC. However, in July 2001, the FERC issued orders recommending that utilities throughout the U.S. combine their transmission systems to create four large independent regional operators, one each in the Northeast, Southeast, Midwest and West. The FERC ordered GridSouth and other utilities in the Southeast to join in 45 days of mediation to negotiate terms of a Southeast RTO. The FERC has not issued an order specifically based on those proceedings.

   Duke Energy, Carolina Power & Light Company and South Carolina Electric & Gas Company remain committed to the GridSouth RTO, but due to regulatory uncertainties in the RTO arena, the companies have withdrawn their applications to the PSCSC and NCUC to transfer functional control of their electric transmission assets to GridSouth. The companies intend to file new applications before the state commissions in the near future, including a revised GridSouth structure designed to meet the needs of customers and regulators. Also, in January of 2002, GridSouth signed a memorandum of understanding with the representatives of SeTrans Grid Company (SeTrans), a group of investor-owned utilities and public power entities in several southeastern states seeking to form an RTO, to cooperate in discussing potential operational relationships between GridSouth and SeTrans and the structure of wholesale electric markets in the southeast U.S.

   The actual structure of GridSouth or an alternative combined transmission structure and the date it will become operational depend upon the resolution of all regulatory approvals and technical issues. Management believes that the result of this process, and the establishment and operation of GridSouth or an alternative combined transmission system structure, will have no material adverse effect on Duke Energy's future consolidated results of operations, cash flows or financial position.

   Franchised Electric is subject to the NRC jurisdiction for the design, construction and operation of its nuclear generating facilities. In 2000, the NRC renewed the operating license for Duke Energy's three Oconee nuclear units through 2033 and 2034. Applications to renew the operating licenses for Duke Energy's Catawba and McGuire nuclear units were filed with the NRC in June 2001. These operating licenses currently expire between 2021 and 2026. Franchised Electric's hydroelectric generating facilities are licensed by the FERC under Part I of the Federal Power Act, with license terms expiring from 2002 to 2036.

   The FERC has authority to extend hydroelectric generating licenses. Duke Energy expects to receive a new license for one of its hydroelectric facilities by the end of 2002. Other hydroelectric facilities whose licenses expire between 2005 and 2008 are in various stages of relicensing.

   Franchised Electric is subject to the jurisdiction of the Environmental Protection Agency (EPA) and state environmental agencies. (For a discussion of environmental regulation, see "Environmental Matters" in this section.)

NATURAL GAS TRANSMISSION

   During 2001, Natural Gas Transmission provided transportation and storage of natural gas for customers primarily in the Mid-Atlantic, New England and southeastern states of the U.S. It conducted operations primarily through Texas Eastern Transmission, LP (Texas Eastern), Algonquin Gas Transmission Company (Algonquin), East Tennessee Natural Gas Company (ETNG) and Market Hub Partners
(MHP). Through the acquisition of Westcoast on March 14, 2002, Natural Gas Transmission added a significant network of mostly Canadian-based natural gas assets, including transmission and gathering pipelines, storage capacity and distribution systems. (For more information on the Westcoast acquisition, see
Note 2 to the Consolidated Financial Statements, "Business Acquisitions and Dispositions.")

   Investments in 2001 included a 37.5% ownership interest in the Maritimes & Northeast Pipeline (Maritimes & Northeast), which has a design capacity of 530 million cubic feet per day (MMcf/d) in Canada and 422 MMcf/d in the U.S. Maritimes & Northeast was placed in service and received the first delivery of natural gas from the Sable Offshore Energy Project near Nova Scotia in December 1999. During 2001, Duke Energy operated the U.S. portion of Maritimes & Northeast. Natural gas deliveries by Maritimes & Northeast were 166 trillion British thermal units (TBtu) in 2001 and 145 TBtu in 2000. As part of the Westcoast acquisition, Duke Energy's ownership interest in Maritimes & Northeast increased to 75%.

   On February 1, 2001, Duke Energy and The Williams Companies, Inc. (Williams) jointly purchased Gulfstream Natural Gas System, LLC from the Coastal Corporation. When completed, the approximately 750-mile Gulfstream gas pipeline will originate near Mobile, Alabama, and cross the Gulf of Mexico to deliver natural gas to the growing Florida electric generation market. Construction began during mid-2001 and the system is expected to be in-service in two phases, in mid-2002 and mid-2003. Duke Energy and Williams will jointly operate the pipeline.

   For 2001, Natural Gas Transmission's proportional throughput for its pipelines totaled 1,710 TBtu, compared to 1,771 TBtu in 2000, a 3% decrease. This includes throughput on Natural Gas Transmission's wholly-owned interstate pipelines and its proportional share of throughput on equity investment pipelines. (See natural gas delivery statistics under "Operating Statistics" in this section.) A majority of Natural Gas Transmission's contracted volumes are under long-term firm service agreements with local distribution company (LDC) customers in the pipelines' market areas. Firm transportation services are also provided to gas marketers, producers, other pipelines, electric power generators and a variety of end-users. In addition, the pipelines provide both firm and interruptible transportation to various customers on a short-term or seasonal basis. Demand on Natural Gas Transmission's interstate pipeline systems is seasonal, with the highest throughput occurring during colder periods in the first and fourth quarters. Natural Gas Transmission's major pipeline customers are located in Pennsylvania, New Jersey, Connecticut, Virginia, Tennessee, Rhode Island and New York.

                             [MAP OF SERVICE AREA]

   Prior to the acquisition of Westcoast on March 14, 2002, Natural Gas Transmission's interstate pipeline systems consisted of approximately 12,000 miles of pipe, including 830 miles related to Duke Energy's ownership interest in Maritimes & Northeast. The pipeline systems received natural gas from major North American producing regions for delivery to markets primarily in the Mid-Atlantic, southeastern and New England states.

   MHP owns natural gas salt cavern facilities in south Texas and Louisiana with a total storage capacity of approximately 26 billion cubic feet (Bcf). MHP provides high deliverability firm storage services, real-time title tracking and other interruptible storage hub services to producers, end-users, LDCs, pipelines and natural gas marketers. Texas Eastern and ETNG also provide firm and interruptible open-access storage services. Storage is offered as a stand-alone unbundled service or as part of a no-notice bundled service with transportation. Texas Eastern has two joint-venture storage facilities in Pennsylvania and one wholly owned and operated storage field in Maryland. Texas Eastern's certificated working capacity in these three fields is 75 Bcf. ETNG has a liquefied natural gas storage facility in Tennessee with a certificated working capacity of 1.2 Bcf. Algonquin owns no storage fields.

   The acquisition of Westcoast on March 14, 2002, added approximately 9,800 miles of transmission pipeline, approximately 2,400 miles of gathering pipeline and approximately 19,700 miles of distribution pipeline to Natural Gas Transmission's systems. This includes proportional ownership interest in all pipelines that are not wholly owned. The Westcoast acquisition also added approximately 150 Bcf of natural gas storage capacity. The assets acquired in the Westcoast acquisition are primarily located in western Canada, Ontario and along Canada's Atlantic Coast. The U.S. assets acquired in the Westcoast acquisition are primarily located around the Great Lakes and the Northeast U.S.

Competition

   Duke Energy's interstate pipeline and storage subsidiaries compete with other interstate and intrastate pipeline and storage facilities in the transportation and storage of natural gas. Natural Gas Transmission competes directly with other interstate pipelines serving the Mid-Atlantic, northeastern and southeastern states, and storage facilities in south Texas and Louisiana. With the acquisition of Westcoast, Natural Gas Transmission will also compete directly with other Canadian based pipelines and storage facilities. The principal elements of competition are rates, terms of service, and flexibility and reliability of service.

   Natural gas competes with other forms of energy available to Duke Energy's customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation, governmental regulations, the capability to convert to alternative fuels, weather and other factors affect the demand for natural gas in the areas served by Duke Energy.

Regulation

   The FERC has authority to regulate rates and charges for natural gas transported in or stored for interstate commerce or sold by a natural gas company via interstate commerce for resale. (For more information on rate matters, see Note 4 to the Consolidated Financial Statements, "Regulatory Matters--Natural Gas Transmission.") The FERC also has authority over the construction and operation of pipelines and related facilities used in the transportation, storage and sale of natural gas in interstate commerce, including the extension, enlargement or abandonment of such facilities. Texas Eastern, Algonquin, ETNG, MHP and Maritimes & Northeast hold certificates of public convenience and necessity issued by the FERC, authorizing them to construct and operate pipelines, facilities and related properties, and to transport and store natural gas via interstate commerce.

   As required by FERC Order 636, Natural Gas Transmission's pipelines operate as open-access transporters of natural gas, providing unbundled firm and interruptible transportation and storage services on an equal basis for all gas supplies, whether purchased from the pipeline or from another gas supplier.

   The FERC regulations govern access to regulated natural gas transmission customer data by non-regulated entities and to services provided between regulated and non-regulated affiliated entities. These regulations affect the activities of NAWE with Natural Gas Transmission.

   Natural Gas Transmission is subject to the jurisdiction of the EPA and state environmental agencies. (For a discussion of environmental regulation, see "Environmental Matters" in this section.) Natural Gas Transmission is also subject to the Natural Gas Pipeline Safety Act of 1968, which regulates gas pipeline and liquefied natural gas plant safety requirements.

   The Canadian assets acquired through the Westcoast acquisition are subject to regulation by the National Energy Board and provincial agencies within Canada, such as the Ontario Energy Board and the British Columbia Utilities Commission.

FIELD SERVICES

   Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores NGLs. Field Services gathers natural gas from production wellheads in western Canada and 11 contiguous states in the U.S. Those systems serve major gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana areas, as well as onshore and offshore Gulf Coast areas. Field Services owns and operates approximately 57,000 miles of natural gas gathering systems with approximately 40,000 active receipt points. Field Services conducts its operations primarily through DEFS, which is approximately 30% owned by Phillips Petroleum.

   Field Services' natural gas processing operations separate raw natural gas that has been gathered on its systems and third-party systems into NGLs and residue gas. Field Services processes the raw natural gas at the 64 natural gas processing facilities that it owns and operates and at 12 third-party operated facilities in which it has an equity interest.

   The NGLs separated from the raw natural gas are either sold and transported as NGL raw mix or further separated through a process known as fractionation into their individual components (ethane, propane, butanes and natural gasoline) and then sold as components. Field Services fractionates NGL raw mix at 12 processing facilities that it owns and operates and at two third-party operated fractionators in which it has an equity interest. Field Services sells NGLs to a variety of customers ranging from large, multi-national petrochemical and refining companies to small regional retail propane distributors. Substantially all of its NGL sales are made at market-based prices. At four plants, Field Services also extracts helium from the residue gas stream.

   The residue gas separated from the raw natural gas is sold at market-based prices to marketers or end-users, including large industrial customers and natural gas and electric utilities serving individual consumers. Field Services markets residue gas through its wholly-owned gas marketing company. Field Services also stores residue gas at its nine billion cubic foot natural gas storage facility.

   The following map includes Field Services' natural gas gathering systems, intrastate pipelines, regional offices and supply areas. The map also shows Natural Gas Transmission's interstate pipeline systems.

                             [MAP OF SERVICE AREA]

   Field Services also owns Texas Eastern Products Pipeline Company (TEPPCO), the general partner of TEPPCO Partners, L.P., a publicly traded limited partnership which owns and operates a network of pipelines for refined products and crude oil. TEPPCO is responsible for the management and operations of TEPPCO Partners, L.P.

   Field Services' operating results are significantly impacted by changes in NGL prices, which decreased approximately 15% in 2001 compared to 2000. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk" for a discussion of Field Services' exposure to changes in commodity prices.)

   Field Services' activities can fluctuate in response to seasonal demand for natural gas. (See Field Services' "Operating Statistics" in this section.)

Competition

   Field Services competes with major integrated oil companies, major interstate and intrastate pipelines, national and local natural gas gatherers, and brokers, marketers and distributors for natural gas supplies, in gathering and processing natural gas and in marketing and transporting natural gas and NGLs. Competition for natural gas supplies is based primarily on the reputation, efficiency and reliability of operations, the availability of gathering and transportation to high demand markets, the pricing arrangement offered by the gatherer/processor and the ability of the gatherer/processor to obtain a satisfactory price for the producer's residue gas and extracted NGLs. Competition for sales customers is based primarily upon reliability and price of delivered natural gas and NGLs.

Regulation

   The intrastate pipelines owned by Field Services are subject to state regulation. To the extent they provide services under Section 311 of the Natural Gas Policy Act of 1978, they are also subject to FERC regulation. However, most of Field Services' natural gas gathering activities are not subject to FERC regulation.

   Field Services is subject to the jurisdiction of the EPA and state environmental agencies. (For more information, see "Environmental Matters" in this section.) Some Field Services' operations are subject to the jurisdiction of the Department of Transportation and state transportation agencies. Their regulations have incorporated certain provisions of the Natural Gas Pipeline Safety Act of 1968, the Hazardous Liquid Pipeline Safety Act of 1979 and subsequent amendments.

   Field Services' Canadian assets are regulated by the Alberta Energy and Utilities Board and the National Energy Board.

NORTH AMERICAN WHOLESALE ENERGY

   NAWE develops, operates and manages merchant generation facilities and engages in commodity sales and services related to natural gas and electric power. NAWE conducts these operations primarily through DENA and DETM. DETM is approximately 40% owned by Exxon Mobil Corporation. NAWE also includes DEM, which develops new business lines in the evolving energy commodity markets other than natural gas and power. NAWE conducts business primarily throughout the U.S. and Canada.

   DENA is an integrated energy business that develops, owns and manages a portfolio of merchant generation facilities. Through its portfolio management strategy, DENA invests in markets that have capacity needs and divests its assets, in whole or in part, when significant value can be realized. DENA captures additional value by combining its project development, commercial and risk management expertise with the technical and operational skills of other Duke Energy business units to build and manage projects with maximum efficiency. DENA also supplies competitively priced energy, integrated logistics and asset optimization services, as well as risk management products, to wholesale energy customers.

   DENA currently owns, operates or has substantial interests in approximately 7,406 MW of gross operating generation and has approximately 9,070 MW of projects under construction, which are slated for completion to meet summer peak demand (6,620 MW in 2002 and 2,450 MW in 2003). In addition, DENA has approximately 13,000 MW in advanced development scheduled to begin operation between 2003 and 2005.

   The following map shows DENA's power generation facilities.

                             [MAP OF SERVICE AREA]

   DETM markets natural gas, electricity and other energy-related products to a wide range of customers across North America. Duke Energy owns a 60% interest in DETM's natural gas and electric power trading operations, with Exxon Mobil Corporation owning a 40% minority interest. Duke Energy and Exxon Mobil Corporation are in arbitration regarding the DETM ownership. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Litigation and Contingencies, Exxon Mobil Corporation Arbitration" and Note 15 to the Consolidated Financial Statements, "Commitments and Contingencies--Litigation and Contingencies.")

   DETM markets natural gas primarily to LDCs, electric power generators (including DENA's generation facilities), municipalities, large industrial end-users and energy marketing companies. DETM markets electricity to investor-owned utilities, municipal power generators and other power marketers. DETM also provides energy management services, such as supply and market aggregation, peaking services, dispatching, balancing, transportation, storage, tolling, contract negotiation and administration, as well as energy commodity risk management products and services. Operations are primarily in the U.S. and, to a lesser extent, in Canada, and are serviced through three operating centers.

   Natural gas marketing operations encompass both on-system and off-system supplies. On-system, DETM generally purchases natural gas from producers connected to Field Services' facilities and delivers the gas to an intrastate or interstate pipeline for redelivery to another customer, using Natural Gas Transmission's pipelines when prudent. Off-system, DETM purchases natural gas from producers, pipelines and other suppliers not connected with Duke Energy's facilities for resale to customers. DETM is committed to market substantially all of Exxon Mobil's U.S. and Canadian natural gas production through 2006.

   DETM's electricity marketing operations involve purchasing electricity from third-party suppliers and from DENA's domestic generation facilities for resale to customers.

   The vast majority of DETM's portfolio of short-term and long-term sales agreements incorporate market-sensitive pricing terms. Long-term gas purchase agreements with producers, principally related to on-system supplies, also generally include market-sensitive pricing provisions. Purchase and sales commitments involving significant price and location risk are generally hedged with offsetting commitments and commodity futures, swaps and options. (For information concerning DETM's risk-management activities, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk" and Note 7 to the Consolidated Financial Statements, "Derivative Instruments, Hedging Activities and Credit Risk.")

   DEM conducts physical and financial marketing and trading in evolving global energy commodity markets, and provides energy, financial and asset management services to producers, transporters and users of energy commodities and derivative products. DEM also invests capital in limited hydrocarbon exploration and production prospects through non-operating working interests.

   DETM's and DEM's activities can fluctuate in response to seasonal demand for electricity, natural gas and other energy-related commodities. (See "Operating Statistics" in this section.)

Competition

   DETM competes for natural gas supplies and in marketing natural gas, electricity and other energy-related commodities. DEM competes for other energy-related commodities. Competitors include major integrated oil companies, major interstate pipelines and their marketing affiliates, brokers, marketers and distributors, electric utilities and other electric power marketers. The price of commodities and services delivered, along with the quality and reliability of services provided, drive competition in the energy marketing business.

   DENA experiences substantial competition from utilities as well as other merchant electric generation companies in the U.S.

Regulation

   NAWE's energy marketing activities may, in some circumstances, be subject to the jurisdiction of the FERC. Current FERC policies permit NAWE's trading and marketing entities to market natural gas, electricity and other energy-related commodities at market-based rates, subject to FERC jurisdiction.

   Most of DENA's operations are not subject to rate regulation. However, to the extent that DENA's generating stations in California sell to the California Independent System Operator electricity under "reliability must run" agreements, those sales are made at the FERC regulated rates.

   As described in Note 15 to the Consolidated Financial Statements, "Commitments and Contingencies--California Issues," the causes of higher wholesale electric prices in California in 2000 are under investigation. During March 2001, the FERC ordered several electricity suppliers, including DETM, to
(i) refund or offset prices bid for power in California during Stage 3 emergencies in January and February 2001, to the extent such prices exceeded a FERC-established proxy price, or (ii) submit information supporting the prices that were bid. During the months of January and February 2001, DETM's bids included a commercially-based credit premium to cover the substantial risk of nonpayment. As a result, the DETM bids exceeded the FERC-established proxy prices for January and February 2001. Although DETM believes that the credit premiums were appropriate, in a compliance filing with the FERC on March 23, 2001, DETM elected to offset the credit premium amounts against the bid prices, provided it collected payments based on the FERC-established proxy price. In June 2001, DETM offset approximately $20 million against amounts owed by the California Independent System Operator and the California Power Exchange for electricity sales during January and February 2001. It is expected that the FERC will issue additional orders with respect to sales in California from October 2 through December 31, 2000, and periods following February 2001. Any such actions are subject to reconsideration or appeal. Management believes this matter will not have a material effect on Duke Energy's consolidated results of operations, cash flows or financial position.

   NAWE is subject to federal, state and local environmental regulations. (For a discussion of environmental regulation, see "Environmental Matters" in this section.)

INTERNATIONAL ENERGY

   International Energy develops, operates and manages natural gas and power generation facilities and engages in energy trading and marketing of natural gas and electric power. It conducts operations primarily through DEI and its activities target the Latin American, Asia-Pacific and European regions.

   Liberalization of energy markets abroad and privatization of energy infrastructure are providing substantial growth opportunities for International Energy. In Latin America, the Asia-Pacific region and Europe, International Energy is building and managing integrated energy businesses by building, through development or acquisition, regional energy portfolios that include the control and operation of natural gas and power facilities, and energy trading and marketing businesses. From this platform, International Energy provides customers with energy supply at competitive prices, manages the logistics associated with natural gas and power delivery, and offers a number of services that allow customers to improve energy efficiency and hedge their commodity price exposure. International Energy's customers include retail distributors, electric utilities, independent power producers, large industrial companies, governments, gas and oil producers and mining operations. International Energy is committed to building integrated regional businesses that provide customers with a full range of innovative and competitively priced energy services.

   International Energy owns, operates or has substantial interests in approximately 5,200 MW of generation facilities and 1,100 miles of pipeline systems. The following map shows the locations of International Energy's worldwide energy facilities, including projects under construction or under contract.

                             [MAP OF SERVICE AREA]

Competition and Regulation

   International Energy's operations are subject to country and region-specific market and competition regulations. Commonly addressed regulatory issues include: rules governing open and competitive access to the gas and power transmission grids, dispatch rules for merchant power plant dispatch and remuneration, and rules that support the emergence of competitive gas and power trading and marketing.

   International Energy's operations are subject to international environmental regulations. (For a discussion of environmental regulation, see "Environmental Matters.")

OTHER ENERGY SERVICES

   Other Energy Services provides engineering, consulting, construction and integrated energy solutions worldwide, primarily through DE&S, D/FD and DukeSolutions.

   DE&S specializes in energy and environmental projects and provides comprehensive engineering, quality assurance, project and construction management, and operating and maintenance services for all phases of hydroelectric, nuclear and renewable power generation, transmission and distribution projects worldwide. On January 31, 2002, Duke Energy announced the planned sale of DE&S to Framatome ANP, Inc. (For more information, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Subsequent Events.")

   D/FD, operating through several entities, provides full-service siting, permitting, licensing, engineering, procurement, construction, start-up, operating and maintenance services for fossil-fired plants, both domestically and internationally. Subsidiaries of Duke Energy and Fluor Enterprises, Inc. each own 50% of D/FD.

   DukeSolutions provides energy consulting services to large end-users of energy by identifying and affecting points in a customer's operations where energy-related costs are incurred, including procurement, production and disposal. DukeSolutions provides strategic solutions to reduce costs when customers buy energy, convert it into a usable form, use it to manufacture products and dispose of waste. On March 13, 2002, Duke Energy announced the planned sale of DukeSolutions to Ameresco, Inc. (For more information see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Subsequent Events.")

   Other Energy Services competes with utilities and independent energy companies in the U.S. and abroad.

   Other Energy Services is subject to the jurisdiction of the EPA and international, state and local environmental agencies. (For a discussion of environmental regulation, see "Environmental Matters" in this section.)

DUKE VENTURES

   Duke Ventures is composed of other diverse businesses, primarily operating through Crescent, DukeNet and DCP.

   Crescent develops high-quality commercial, residential and multi-family real estate projects, and manages land holdings in the southeastern and southwestern U.S. On December 31, 2001, Crescent owned 3.0 million square feet of commercial, industrial and retail space, with an additional 1.5 million square feet under construction. This portfolio included 2.3 million square feet of office space, 1.5 million square feet of warehouse space and .7 million square feet of retail space. Crescent's residential developments include high-end, country club and golf course communities with individual lots sold to custom builders and tract developments with sales to national builders. In 2001, Crescent had three multi-family communities in Florida. On December 31, 2001, Crescent also had approximately 140,000 acres of land under its management.

   DukeNet provides fiber optic networks for industrial, commercial and residential customers and plans to enable networks for energy services applications. It owns and operates a 1,230-mile fiber optic communications network centered in the Carolinas and interconnected, through affiliate agreements with third parties, with a 18,500-mile fiber optic communications network, that stretches from Maine to Texas. DCP, a merchant finance company, provides financing, investment banking and asset management services to wholesale and commercial markets in the energy, real estate and telecommunications industries.

ENVIRONMENTAL MATTERS

   Duke Energy is subject to international, federal, state and local regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental regulations affecting Duke Energy include:

   . The Clean Air Act (CAA) and the 1990 amendments to the Act, as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone. Owners and/or operators of air emissions sources are responsible for obtaining permits and for annual compliance and reporting.

   . The Federal Water Pollution Control Act which requires permits for facilities that discharge treated wastewater into the environment.

   . The Comprehensive Environmental Response, Compensation and Liability Act, which can require any individual or entity that may have owned or operated a disposal site, as well as transporters or generators of hazardous wastes sent to such site, to share in remediation costs.

   . The Solid Waste Disposal Act, as amended by the Resource Conservation and
     Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime.

   . The National Environmental Policy Act, which requires consideration of potential environmental impacts by federal agencies in their decisions, including siting approvals.

   (For more information on environmental matters involving Duke Energy, including possible liability and capital costs, see "Item 3--Legal Proceedings," "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Environmental" and Note 15 to the Consolidated Financial Statements, "Commitments and
Contingencies--Environmental.")

   Compliance with international, federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Energy.

GEOGRAPHIC REGIONS

   Duke Energy's significant geographic regions are as follows:

                                                 Latin   Other
                                  U.S.   Canada America Foreign Consolidated
                                 ------- ------ ------- ------- ------------
                                                 In millions
   2001
   Consolidated revenues........ $51,723 $5,690 $  628  $1,462    $59,503
   Consolidated long-term assets  34,150    516  2,573   1,594     38,833
   2000
   Consolidated revenues........ $43,282 $4,964 $  512  $  560    $49,318
   Consolidated long-term assets  30,772    900  2,823   1,222     35,717
   1999
   Consolidated revenues........ $19,336 $2,007 $  171  $  252    $21,766
   Consolidated long-term assets  22,995    250  2,708     901     26,854

   (For a discussion of Duke Energy's foreign operations and the risks associated with them, see "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk--Foreign Currency Risk" and Notes 3 and 7 to the Consolidated Financial Statements, "Business Segments" and "Derivative Instruments, Hedging Activities and Credit Risk.")

EMPLOYEES

   On December 31, 2001, Duke Energy had approximately 24,000 employees. A total of 1,583 operating and maintenance employees were represented by unions. Of these, 1,392 were represented by the International Brotherhood of Electrical Workers at two operating units. An additional 73 employees were represented by the United Steelworkers and Rubberworkers of America. Fifty-six employees were represented by the Paper, Allied, Chemical and Energy Workers Union and 62 employees were represented by the International Union of Operating Engineers.

OPERATING STATISTICS

                                                           Years Ended December 31,
                                                 --------------------------------------------
                                                   2001      2000     1999    1998     1997
                                                 --------  -------- -------- -------  -------
Franchised Electric
Sources of Electric Energy, GWh(a)
 Generated--net output:
 Coal...........................................   41,796    43,526   41,306  42,164   45,234
 Nuclear........................................   39,922    41,073   39,263  38,366   29,569
 Hydro..........................................      224       394      638   1,714    1,633
 Oil and gas....................................      139       459      662     846      301
                                                 --------  -------- -------- -------  -------
   Total generation.............................   82,081    85,452   81,869  83,090   76,737
 Purchased power and net interchange............    3,050     4,497    3,617   2,659    3,781
                                                 --------  -------- -------- -------  -------
   Total output.................................   85,131    89,949   85,486  85,749   80,518
 Plus: Purchases from other Catawba joint owners       --       150    1,233   1,656    2,316
                                                 --------  -------- -------- -------  -------
   Total sources of energy......................   85,131    90,099   86,719  87,405   82,834
 Less: Line loss and company usage..............    5,446     5,333    5,171   5,394    4,899
                                                 --------  -------- -------- -------  -------
   Total GWh sales..............................   79,685    84,766   81,548  82,011   77,935
                                                 ========  ======== ======== =======  =======
Electric Energy Sales, GWh
 Residential....................................   23,272    22,884   21,897  22,002   20,483
 General service................................   23,666    22,845   21,807  21,093   19,687
 Industrial
   Textile......................................    8,829    10,819   11,201  11,981   11,955
   Other........................................   18,074    18,952   18,704  18,668   18,376
 Other energy and wholesale.....................    6,979     8,671    7,715   8,933    7,029
                                                 --------  -------- -------- -------  -------
   Total GWh sales billed.......................   80,820    84,171   81,324  82,677   77,530
     Unbilled GWh sales.........................   (1,135)      595      224    (666)     405
                                                 --------  -------- -------- -------  -------
       Total GWh sales..........................   79,685    84,766   81,548  82,011   77,935
                                                 ========  ======== ======== =======  =======
Natural Gas Transmission
Proportional Throughput Volumes, TBtu(b)(c).....    1,710     1,771    1,893   1,459    1,641

Field Services
Natural Gas Gathered and
  Processed/Transported, TBtu/d(d)..............      8.6       7.6      5.1     3.6      3.4
NGL Production, MBbl/d(e).......................    397.2     358.5    192.4   110.2    108.2
Average Natural Gas Price per MMBtu(f).......... $   4.27  $   3.89 $   2.27 $  2.11  $  2.59
Average NGL Price per Gallon.................... $   0.45  $   0.53 $   0.34 $  0.26  $  0.35
Natural Gas Marketed,TBtu/d.....................      1.6       0.7      0.5     0.4      0.4

NAWE
Natural Gas Marketed,TBtu/d.....................     12.4      11.9     10.5     8.0      6.9
Electricity Marketed and Traded, GWh............  335,210   275,258  109,634  98,991   64,650

--------
(a) Gigawatt-hour
(b) Trillion British thermal units
(c) Excludes throughput of pipelines sold in March 1999: 328 TBtu (1999); 1,141 TBtu (1998); 1,279 TBtu (1997)
(d) Trillion British thermal units per day
(e) Thousand barrels per day
(f) Million British thermal units

EXECUTIVE OFFICERS OF DUKE ENERGY

   RICHARD B. PRIORY, 55, Chairman of the Board, President and Chief Executive Officer. Mr. Priory served as President and Chief Operating Officer from 1994 until he assumed his present position in 1997 following Duke Energy's merger with PanEnergy Corp (PanEnergy).

   RICHARD W. BLACKBURN, 59, Executive Vice President, General Counsel and Secretary. Mr. Blackburn was named to his present position in 1997. Prior to joining Duke Energy, he served as President and Group Executive of NYNEX Corporation's Worldwide Communications and Media Group from 1995 to 1997.

   ROBERT P. BRACE, 52, Executive Vice President and Chief Financial Officer. Mr. Brace joined Duke Energy in 2000. Previously, he served as Group Finance Director of British Telecommunications plc starting in 1993.

   KEITH G. BUTLER, 41, Senior Vice President and Controller. Mr. Butler assumed his present position in August 2001. Mr. Butler held various positions at Duke Power before being named Senior Vice President and Chief Financial Officer of Duke Energy Global and its affiliated companies in February 1998; Senior Vice President and Chief Financial Officer of Duke Energy North America in July 1998; and Chief Operating Officer, DukeSolutions, in September 1999.

   WILLIAM A. COLEY, 58, Group President, Duke Power. Mr. Coley served as President of Duke Energy's Associated Enterprises Group from 1994 to 1997, when he assumed his present position following the PanEnergy merger.

   FRED J. FOWLER, 56, Group President, Energy Transmission. Mr. Fowler served as Group Vice President of PanEnergy from 1996 until the PanEnergy merger, when he assumed his present position.

   DAVID L. HAUSER, 50, Senior Vice President and Treasurer. Mr. Hauser held various positions, including Controller, at Duke Power before being named Senior Vice President, Global Asset Development, in 1997. He was appointed to his current position in 1998.

   RICHARD J. OSBORNE, 51, Executive Vice President and Chief Risk Officer. Mr. Osborne assumed his present position in May 2000. He previously served as Executive Vice President and Chief Financial Officer following the PanEnergy merger. Prior to the merger, beginning in 1994, Mr. Osborne was Senior Vice President and Chief Financial Officer.

   HARVEY J. PADEWER, 54, Group President, Energy Services. Mr. Padewer assumed his present position in 1999. From 1995 through 1998, he served as Senior Vice President and General Manager of Utilicorp Energy Group.

   RUTH G. SHAW, 54, Executive Vice President and Chief Administrative Officer. Ms. Shaw served as Senior Vice President, Corporate Resources, from 1994 until the PanEnergy merger, when she assumed her present position.

   Executive officers are elected annually by the Board of Directors. They serve until the first meeting of the Board of Directors following the annual meeting of shareholders and until their successors are duly elected.

   There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.

Item 2. Properties.

FRANCHISED ELECTRIC

   As of December 31, 2001, Franchised Electric operated three nuclear generating stations with a combined net capacity of 5,409 MW (including 12.5% ownership in the Catawba Nuclear Station), eight coal-fired stations with a combined capacity of 7,572 MW, 31 hydroelectric stations with a combined capacity of 2,791 MW and six combustion turbine stations with a combined capacity of 2,081 MW. All of the stations are located in North Carolina or South Carolina.

   In addition, Franchised Electric owned, as of December 31, 2001, approximately 13,000 conductor miles of electric transmission lines, including 600 miles of 525 kilovolts, 2,600 miles of 230 kilovolts, 6,500 miles of 100 to 161 kilovolts, and 3,300 miles of 13 to 66 kilovolts. Franchised Electric also owned approximately 93,600 conductor miles of electric distribution lines, including 62,700 miles of rural overhead lines, 15,700 miles of urban overhead lines, 8,300 miles of rural underground lines and 6,900 miles of urban underground lines. As of December 31, 2001, the electric transmission and distribution systems had approximately 1,600 substations.

   Part of the electric plant is mortgaged under the indenture relating to Duke Energy's various series of First and Refunding Mortgage Bonds.

NATURAL GAS TRANSMISSION

   Texas Eastern's gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one with three large-diameter parallel pipelines and the other with one to three large-diameter pipelines. Texas Eastern's system consists of approximately 8,600 miles of pipeline and 72 compressor stations.

   Texas Eastern's also owns and operates two offshore Louisiana pipeline systems, which extend over 100 miles into the Gulf of Mexico and include 467 miles of Texas Eastern's pipelines.

   Algonquin's transmission system connects with Texas Eastern's facilities in New Jersey, and extends approximately 250 miles through New Jersey, New York, Connecticut, Rhode Island and Massachusetts. The system consists of 1,066 miles of pipeline with six compressor stations.

   ETNG's transmission system crosses Texas Eastern's system at two points in Tennessee and consists of two mainline systems totaling 1,100 miles of pipeline in Tennessee and Virginia, with 17 compressor stations.

   (For a map showing natural gas transmission and storage properties, see "Business, Natural Gas Transmission" earlier in this section. Also see that section for additional information on Natural Gas Transmission's properties, including additions due to the Westcoast acquisition.)

FIELD SERVICES

   (For information and a map showing Field Services' properties, see "Business, Field Services" earlier in this section.)

NORTH AMERICAN WHOLESALE ENERGY

   As of December 31, 2001, DENA's generation portfolio in operation included:

                                                               Ownership
                         Gross                                  Interest
             Name         MW        Fuel          Location    (percentage)
             ----        ----- --------------- -------------- ------------
      Moss Landing...... 1,478 Natural gas           CA           100%
      Morro Bay......... 1,002 Natural gas           CA           100
      South Bay.........   700 Natural gas           CA           100
      Vermillion........   648 Natural gas           IN           100
      Lee...............   640 Natural gas           MS           100
      Hinds.............   520 Natural gas           IL           100
      Maine Independence   520 Natural gas           ME           100
      Bridgeport........   510 Natural gas           CT            67
      St. Francis.......   494 Natural gas           MO            50
      American Ref-Fuel.   380 Waste-to-energy CT, MA, NJ, NY      50
      New Albany Energy.   349 Natural gas           MS           100
      Oakland...........   165 Oil                   CA           100
                         -----
      Total............. 7,406
                         =====

   DENA had approximately 9,070 gross MW under construction in various high-growth markets slated for completion to meet summer peak demands: 6,620 MW in 2002 and 2,450 MW in 2003. In addition to facilities in operation or under construction, DENA had approximately 13,000 gross MW in advanced development scheduled to begin operation between 2003 and 2005.

   For additional information and a map showing NAWE's properties, see "Business, North American Wholesale Energy" earlier in this section.

INTERNATIONAL ENERGY

   As of December 31, 2001, International Energy's generation portfolio in operation included:

                                                                  Approximate
                                                                   Ownership
                                  Gross                             Interest
               Name                MW       Fuel       Location   (percentage)
               ----               ----- ------------- ----------- ------------
  Paranapanema................... 2,307 Hydro           Brazil         95%
  Hidroelectrica Cerros Colorados   547 Thermal/Hydro  Argentina       91
  Egenor.........................   529 Hydro/Thermal    Peru         100
  Puncakjaya Power...............   383 Thermal        Indonesia       43
  Acajutla.......................   381 Thermal       El Salvador      90
  Western Australia..............   280 Thermal        Australia      100
  Electroquil....................   180 Thermal         Ecuador        69
  Constellation..................   168 Oil            Guatemala      100
  Aquaytia.......................   160 Thermal          Peru          38
  Empressa Electrica Corani......   126 Hydro           Bolivia        50
  New Zealand....................   112 Thermal       New Zealand     100
  Bairnsdale.....................    43 Natural Gas    Australia      100
                                  -----
  Total.......................... 5,216
                                  =====

   DEI had approximately 853 gross MW under construction in Latin America and 43 gross MW in Australia. As of December 31, 2001, DEI also owned approximately 1,346 miles of pipeline systems in Australia, including 463 miles under development. Additionally, DEI had an 11.84% ownership interest in 855 miles of pipeline systems in Australia and a 37.83% ownership interest in 190 miles of pipeline systems in Peru. Also, as of December 31, 2001, DEI had a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) business in Jubail, Saudi Arabia.

   (For additional information and a map showing International Energy's properties, see "Business, International Energy" earlier in this section.)

DUKE VENTURES

   (For information regarding Duke Ventures' properties, see "Business, Duke Ventures" earlier in this section.)

OTHER

   None of the properties used in Duke Energy's other business activities are considered material to Duke Energy's operations as a whole.

Item 3. Legal Proceedings.

   Duke Energy, some of its subsidiaries and three current or former executives have been named as defendants, among other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California. The plaintiffs seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. DENA and DETM are among 16 defendants in a class-action lawsuit (the Gordon lawsuit) filed against generators and traders of electricity in California markets. DETM was also named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers, traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit) was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, on their own behalf as citizens and on behalf of the general public, and includes Duke Energy, some of its subsidiaries and three current or former executives of Duke Energy among other corporate and individual defendants. The Gordon and Hendricks class-action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. The plaintiffs seek aggregate damages of billions of dollars. The lawsuits seek the refund of alleged unlawfully obtained revenues for electricity sales and, in four lawsuits, an award of treble damages. These suits have been consolidated before a state court judge in San Diego. While these matters are in their earliest stages, management believes, based on its analysis of the facts and the asserted claims, that their resolution will have no material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position. (See Note 15 to the Consolidated Financial Statements, "Commitments and Contingencies--California Issues," and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues-- California Issues.")

   In 2000, the U.S. Justice Department, acting on behalf of the EPA, filed a complaint against Duke Energy in the U.S. District Court in Greensboro, North Carolina, for alleged violations of the New Source Review (NSR) provisions of the CAA. The EPA claims that 29 projects performed at 25 of Duke Energy's coal-fired units were major modifications, as defined in the CAA, and that Duke Energy violated the CAA's NSR requirements when it undertook those projects without obtaining permits and installing emission controls for sulfur dioxide, nitrogen oxide and particulate matter. The complaint asks the court to order Duke Energy to stop operating the coal-fired units identified in the complaint, install additional emission controls and pay unspecified civil penalties. This complaint is part of the EPA's NSR enforcement initiative, in which the EPA claims that utilities and others have committed widespread violations of the CAA permitting requirements for the past 25 years. The EPA has sued or issued notices of violation of investigative information requests to at least 48 other electric utilities and cooperatives.

   The EPA's allegations run counter to previous EPA guidance regarding the applicability of the NSR permitting requirements. Duke Energy, along with other utilities, has routinely undertaken the type of repair, replacement and maintenance projects that the EPA now claims are illegal. Duke Energy believes that all of its electric generation units are properly permitted and have been properly maintained, and is defending itself vigorously against these alleged violations. The U.S. Vice President's National Energy Policy Development Group has ordered the EPA to review its NSR rules and has ordered the Department of Justice to review the appropriateness of the enforcement cases. The EPA review was scheduled to be completed by August 2001, but has not yet been concluded. In January 2002, the Department of Justice released a report concluding that it was not improper for the Department of Justice to initiate the enforcement cases brought on behalf of the EPA. It specifically declined to address whether the EPA's enforcement actions are wise as a matter of national energy policy. Because these matters are in a preliminary stage, management cannot estimate the effects of these matters on Duke Energy's future consolidated results of operations, cash flows or financial position. The CAA authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Civil penalties, if ultimately imposed by the court, and the cost of any required new pollution control equipment, if the court accepts the EPA's contentions, could be substantial. (See Note 15 to the Consolidated Financial Statements, "Commitments and Contingencies--Environmental," and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Environmental.")

   In 2000, three Duke Energy subsidiaries initiated binding arbitration against three Exxon Mobil Corporation subsidiaries (the Exxon Mobil entities) concerning the parties' joint ownership of DETM and related affiliates (the Ventures). At issue is a buy-out right provision under the joint venture agreements for these entities. If there is a material business dispute between the parties, which Duke Energy alleges has occurred, the buy-out provision gives Duke Energy the right to purchase Exxon Mobil's 40% interest in DETM. Exxon Mobil does not have a similar right under the joint venture agreements and once Duke Energy exercises the buy-out right, each party has the right to "unwind" the buy-out under certain specific circumstances. In December 2000, Duke Energy exercised its right to buy the Exxon Mobil entities' interest in the Ventures. Duke Energy claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the buy-out right provision, and seeks specific performance of the provision. Duke Energy has also made additional claims against the Exxon Mobil entities for breach of the agreements governing the Ventures.

   In January 2001, the Exxon Mobil entities made counterclaims in the arbitration and, in a separate Texas state court action, alleged that Duke Energy breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court stayed its action, compelling the Exxon Mobil entities to arbitrate their claims. The Exxon Mobil entities proceeded with the arbitration of their claims and have not challenged this order in an appellate court. In early October 2001, the arbitration panel convened an evidentiary hearing regarding the buy-out right provision and Duke Energy's and Exxon Mobil's claims against each other. The panel has not yet ruled but Duke Energy expects a final decision from the panel in early 2002. Management believes that the final disposition of this action will have no material adverse effect on Duke Energy's consolidated results of operations or financial position.

   On November 15, 2001, the Illinois Pollution Control Board imposed a penalty of $850,000 plus assessed attorney fees in an environmental enforcement proceeding against a former subsidiary of Duke Energy relating to air quality permit violations at a natural gas compressor station. Duke Energy has resolved its indemnity obligation to the purchaser of this former subsidiary for the penalty resulting from these violations.

   In June 2001, Duke Energy's subsidiary, DEFS, received two administrative Compliance Orders from the New Mexico Environment Department (NMED) seeking civil penalties for primarily historic air permit matters. One order alleges specific permit non-compliance at 11 facilities that occurred periodically between 1996 and 1999. Allegations under this order relate primarily to emissions from certain compressor engines in excess of what were then new operating permit limits. The other order alleges numerous unexcused excursions from an hourly permit limit arising from upset events at one facility's sulfur recovery unit between 1997 and 2001. The NMED applied its civil penalty policy to the alleged violations and calculated the penalties to be $10 million in the aggregate. The NMED has initiated settlement discussions and offered to resolve these matters for an amount lower than the calculated penalties. DEFS is continuing its discussions with the NMED and anticipates that it will resolve all issues relating to the alleged violations.

   In September 2001, DEFS received a Proposed Agreed Order from the Texas Natural Resource Conservation Commission (Commission) to settle allegations reflected in a June 2001 notice from the Commission relating to DEFS' Port Arthur natural gas processing plant. The Proposed Agreed Order sought penalties of $278,000 for various items of alleged-noncompliance relating to the facility's air permit and state air regulations, including valve monitoring and repair requirements under 40 CFR 60, subpart KKK. DEFS has reached a settlement with the staff of the Commission for a monetary penalty in the amount of $39,832 and a Supplemental Environmental Project in the amount of $39,832, subject to the approval of the Commission.

   DEFS received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality (LDEQ) in the spring of 2001 enabling DEFS to discharge certain wastewater streams from its Minden Gas Processing Plant until a new discharge permit is issued by the LDEQ. The Compliance Order authorized certain discharges, and otherwise addressed various historic and recent deviations from Clean Water Act regulatory requirements, including the lapse of the facility's discharge permit. The Compliance Order also contemplates final resolution of these matters including the LDEQ issuing a penalty assessment. DEFS and LDEQ are now in discussions to resolve all issues relating to this matter.

   DEFS is in discussion with the Oklahoma Department of Environmental Quality
(ODEQ) regarding apparent non-compliance issues relating to DEFS' Title V Clean Air Act Operating permits at its Oklahoma facilities, primarily consisting of compliance issues disclosed to the ODEQ pursuant to permit requirements or otherwise voluntarily disclosed to the ODEQ in 2001. These non-compliance issues relate to various specific and detailed terms of the Title V permits, including separate filing requirements, engine testing procedural requirements, certification requirements, and quarterly emissions testing obligations. As a result of these discussions, DEFS anticipates that a comprehensive settlement agreement will be entered into to resolve these various items.

   Duke Energy and its subsidiaries are involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will have no material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position. (See Note 15 to the Consolidated Financial Statements, "Commitments and Contingencies--Litigation and Contingencies," and "Management's Discussion and Analysis of Results of Operations and Financial Condition, Current Issues--Litigation and Contingencies.")

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of Duke Energy's security holders during the fourth quarter of 2001.

                                   PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   Duke Energy's common stock is listed for trading on the New York Stock Exchange. At February 28, 2002, there were approximately 149,051 common stockholders of record.

                         Common Stock Data by Quarter

                              2001(a)                     2000(b)
                    --------------------------- ---------------------------
                              Stock Price Range           Stock Price Range
                    Dividends ----------------- Dividends -----------------
                    Per Share   High     Low    Per Share   High     Low
                    ---------  ------   ------  ---------  ------   ------
     First Quarter.  $0.275   $43.50   $32.41    $0.275   $28.94   $23.19
     Second Quarter    0.55    47.74    38.40      0.55    31.25    26.16
     Third Quarter.      --    42.85    34.39        --    42.88    28.31
     Fourth Quarter   0.275    41.35    32.22     0.275    44.97    40.22

--------
(a) The 2001 stock prices represent the intra-day high and low stock price.
(b) The 2000 amounts were restated to reflect the two-for-one common stock split effective January 26, 2001.

   On December 17, 1998, Duke Energy's Board of Directors adopted a shareholder rights plan. Under the terms of the plan, one preference stock purchase right was distributed for each share of common stock outstanding on February 12, 1999 and for each share issued thereafter, subject to adjustment as specified therein. The NCUC and PSCSC approved this distribution. The plan is intended to ensure the fair treatment of all shareholders in the event of a hostile takeover attempt, and to encourage a potential acquirer to negotiate with the Board of Directors a fair price for all shareholders before attempting a takeover. The adoption of the plan was not in response to any takeover offer or threat.

Item 6. Selected Financial Data.

                                                             2001     2000   1999(a)  1998    1997(b)
                                                            -------  ------- ------- -------  -------
                                                              In millions, except per share amounts
Income Statement
Operating revenues......................................... $59,503  $49,318 $21,766 $17,662  $16,309
Operating expenses.........................................  55,403   45,505  19,947  15,177   14,339
                                                            -------  ------- ------- -------  -------
Operating income...........................................   4,100    3,813   1,819   2,485    1,970
Other income and expenses..................................     156      201     224     162      138
Interest expense...........................................     785      911     601     514      472
Minority interest expense..................................     327      307     142      96       23
                                                            -------  ------- ------- -------  -------
Earnings before income taxes...............................   3,144    2,796   1,300   2,037    1,613
Income taxes...............................................   1,150    1,020     453     777      639
                                                            -------  ------- ------- -------  -------
Income before extraordinary item and cumulative effect of
  change in accounting principle...........................   1,994    1,776     847   1,260      974
Extraordinary gain (loss), net of tax......................      --       --     660      (8)      --
Cumulative effect of change in accounting principle, net of
  tax......................................................     (96)      --      --      --       --
                                                            -------  ------- ------- -------  -------
Net income.................................................   1,898    1,776   1,507   1,252      974
Preferred and preference stock dividends...................      14       19      20      21       72
                                                            -------  ------- ------- -------  -------
Earnings available for common stockholders................. $ 1,884  $ 1,757 $ 1,487 $ 1,231  $   902
                                                            =======  ======= ======= =======  =======
Common Stock Data (c)
Shares of common stock outstanding
   Year-end................................................     777      739     733     726      720
   Weighted average........................................     767      736     729     722      720
Earnings per share (before extraordinary item and
  cumulative effect of change in accounting principle)
   Basic................................................... $  2.58  $  2.39 $  1.13 $  1.72  $  1.26
   Diluted.................................................    2.56     2.38    1.13    1.71     1.25
Earnings per share
   Basic................................................... $  2.45  $  2.39 $  2.04 $  1.70  $  1.26
   Diluted.................................................    2.44     2.38    2.03    1.70     1.25
Dividends per share........................................    1.10     1.10    1.10    1.10     0.95
Balance Sheet
Total assets............................................... $48,375  $58,232 $33,409 $26,806  $24,029
Long-term debt, less current maturities....................  12,321   10,717   8,683   6,272    6,530

--------
(a) Financial information reflects a pre-tax $800 million charge for estimated injuries and damages claims. The earnings-per-share effect of this charge was $0.67 per share.
(b) Financial information reflects accounting for the 1997 merger with PanEnergy as a pooling of interests. As a result, the financial information gives effect to the merger as if it had occurred January 1, 1997.
(c) Amounts prior to 2001 were restated to reflect the two-for-one common stock split effective January 26, 2001.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

   Management's Discussion and Analysis should be read with the Consolidated Financial Statements.

   Business Segments. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy), an integrated provider of energy and energy services, offers physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments.

   Franchised Electric generates, transmits, distributes and sells electricity in central and western North Carolina and western South Carolina. It conducts operations primarily through Duke Power and Nantahala Power and Light. These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission
(NCUC) and the Public Service Commission of South Carolina (PSCSC).

   Natural Gas Transmission provides transportation and storage of natural gas for customers throughout North America, primarily in the Mid-Atlantic, New England and southeastern states. It conducts operations primarily through Duke Energy Gas Transmission Corporation. Interstate natural gas transmission and storage operations are subject to the FERC's rules and regulations.

   Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores natural gas liquids (NGLs). It conducts operations primarily through Duke Energy Field Services, LLC (DEFS), which is approximately 30% owned by Phillips Petroleum. Field Services operates gathering systems in western Canada and 11 contiguous states in the U.S. Those systems serve major natural gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, and onshore and offshore Gulf Coast areas.

   North American Wholesale Energy (NAWE) develops, operates and manages merchant generation facilities and engages in commodity sales and services related to natural gas and electric power. NAWE conducts these operations primarily through Duke Energy North America, LLC (DENA) and Duke Energy Trading and Marketing, LLC (DETM). DETM is approximately 40% owned by Exxon Mobil Corporation. NAWE also includes Duke Energy Merchants Holdings, LLC, which develops new business lines in the evolving energy commodity markets other than natural gas and power. NAWE conducts business primarily throughout the U.S. and Canada.

   International Energy develops, operates and manages natural gas transportation and power generation facilities and engages in energy trading and marketing of natural gas and electric power. It conducts operations primarily through Duke Energy International, LLC and its activities target the Latin American, Asia-Pacific and European regions.

   Other Energy Services is a combination of businesses that provide engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (DE&S), Duke/Fluor Daniel (D/FD) and DukeSolutions, Inc. (DukeSolutions). D/FD is a 50/50 partnership between Duke Energy and Fluor Enterprises, Inc., a wholly owned subsidiary of Fluor Corporation. (See Note 8 to the Consolidated Financial Statements.) On January 31, 2002, Duke Energy announced the planned sale of DE&S to Framatome ANP, Inc. and, on March 13, 2002, Duke Energy announced the planned sale of DukeSolutions to Ameresco, Inc. (See Current Issues--Subsequent Events.)

   Duke Ventures is composed of other diverse businesses, operating primarily through Crescent Resources, LLC (Crescent), DukeNet Communications, LLC (DukeNet) and Duke Capital Partners, LLC (DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a wholly owned merchant banking company, provides debt and equity capital and financial advisory services to the energy industry.

   Business Strategy. Duke Energy is one of the world's leading integrated energy companies. The company's business strategy is to develop integrated energy businesses in targeted regions where Duke Energy's extensive capabilities in developing energy assets, operating electricity, natural gas and NGL plants, optimizing commercial operations and managing risk can provide comprehensive energy solutions for customers and create superior value for shareholders. The growth in and restructuring of global energy markets are providing opportunities for Duke Energy's competitive business segments to capitalize on their extensive capabilities. Domestically, Duke Energy is investing as opportunities arise in new merchant power plants throughout the U.S., expanding its natural gas pipeline infrastructure, advancing its leading position in natural gas gathering and processing and NGL marketing, and developing its trading and marketing structured origination expertise across the energy spectrum. Planned expansion for 2002 includes the acquisition of Westcoast Energy Inc. (Westcoast) for approximately $8 billion, including the assumption of debt. Westcoast, headquartered in Vancouver, British Columbia, is a North American energy company with interests in natural gas gathering, processing, transmission, storage and distribution, as well as power generation and international energy businesses. (See Current Issues-- Subsequent Events.) Internationally, Duke Energy is currently focusing on electric and natural gas opportunities in Latin America, Asia Pacific and Europe.

   Franchised Electric continues to increase its customer base, maintain low costs and deliver high-quality customer service in the Piedmont Carolinas. Franchised Electric is expected to grow moderately. Expansion will primarily result from continued growth in the residential and general service sectors, partially offset by a continuing decline in the textile industry.

   Natural Gas Transmission plans to continue its earnings growth rate by executing a comprehensive strategy of selected acquisitions and expansions, and by developing expanded services and incremental projects that meet changing customer needs.

   Field Services has developed significant size and scope in natural gas gathering and processing and NGL marketing. Field Services plans to make additional investments in gathering, processing and NGL infrastructure. Field Services' interconnected natural gas processing operations provide an opportunity to capture fee-based investment opportunities in certain NGL assets, including pipelines, fractionators and terminals.

   NAWE plans to continue increasing earnings through acquisitions, divestitures, construction of greenfield projects and expansion of existing facilities as regional opportunities are identified, evaluated and realized throughout the North American marketplace. DENA, through its portfolio management strategy, seeks opportunities to invest in energy assets in U.S. markets that have capacity needs and to divest other assets, in whole or in part, when significant value can be realized. Commodity sales and services related to natural gas and power continue to expand as NAWE provides energy supply, structured origination, trading and marketing, risk management and commercial optimization services to large energy customers, energy aggregators and other wholesale companies.

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

   Other Energy Services' growth opportunities will be primarily related to D/FD. Other Energy Services plans to grow by providing an expanding customer base with a variety of engineering, operating, procurement and construction services in areas related to energy assets.

   Duke Ventures plans to expand earnings capabilities in its real estate, telecommunications and capital financing business units by developing regional opportunities and by applying extensive experience to new project development.

   Duke Energy's business strategy and growth expectations may vary significantly depending on many factors, including, but not limited to, the pace and direction of industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends. However, Duke Energy's growth expectations do not rely on progress in industry restructuring in North Carolina and South Carolina.

RESULTS OF OPERATIONS

   In 2001, earnings available for common stockholders were $1,884 million, or $2.45 per basic share, compared to $1,757 million, or $2.39 per basic share, in 2000. The increase was due primarily to a 6% increase in earnings before interest and taxes (EBIT), as described below. Current-year EBIT increases on a comparative basis were partially offset by the prior year's pre-tax gain of $407 million (an after-tax gain of $0.34 per basic share) on the sale of Duke Energy's 20% interest in BellSouth Carolina PCS, and a current-year, one-time net-of-tax charge of $96 million (or $0.13 per basic share). This one-time charge was the cumulative effect of a change in accounting principle for the January 1, 2001 adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." (See
Note 1 to the Consolidated Financial Statements.)

   Earnings available for common stockholders increased $270 million in 2000, from 1999 earnings of $1,487 million, or $2.04 per basic share. The increase was due primarily to a 96% increase in EBIT, as described below, including the BellSouth Carolina PCS gain. Partially offsetting the increase in EBIT on a comparative basis was a 1999 after-tax extraordinary gain of $660 million, or $0.91 per basic share. This gain was from the sale of Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company (Trunkline) and additional storage related to those systems, along with Trunkline LNG Company. Higher interest and minority interest expense in 2000 also partially offset the increase in EBIT.

   Earnings per share information provided above has been restated to reflect the two-for-one common stock split effective January 26, 2001. (See Note 16 to the Consolidated Financial Statements.)

   Operating income for 2001 was $4,100 million, compared to $3,813 million in 2000 and $1,819 million in 1999. EBIT was $4,256 million in 2001, $4,014 million in 2000 and $2,043 million in 1999. Operating income and EBIT are affected by the same fluctuations for Duke Energy and each of its business segments as described above. Beginning January 1, 2001, Duke Energy discontinued allocating corporate governance costs for its business segment analysis. Prior-year business segment EBIT amounts have been restated to conform to the current-year presentation of corporate cost allocations. (See
Note 3 to the Consolidated Financial Statements for more information on business segments.) The following table shows the components of EBIT and a reconciliation from EBIT to net income.

Reconciliation Of Operating Income To Net Income

                                                                               Years Ended December 31,
                                                                               ------------------------
                                                                                2001     2000    1999
                                                                               ------   ------  ------
                                                                                     In millions
Operating income.............................................................. $4,100   $3,813  $1,819
Other income and expenses.....................................................    156      201     224
                                                                               ------   ------  ------
EBIT..........................................................................  4,256    4,014   2,043
Interest expense..............................................................    785      911     601
Minority interest expense.....................................................    327      307     142
                                                                               ------   ------  ------
Earnings before income taxes..................................................  3,144    2,796   1,300
Income taxes..................................................................  1,150    1,020     453
                                                                               ------   ------  ------
Income before extraordinary item and cumulative effect of change in accounting
  principle...................................................................  1,994    1,776     847
Extraordinary gain, net of tax................................................     --       --     660
Cumulative effect of change in accounting principle, net of tax...............    (96)      --      --
                                                                               ------   ------  ------
Net income.................................................................... $1,898   $1,776  $1,507
                                                                               ======   ======  ======

   EBIT is the main performance measure used by management to evaluate segment performance. As an indicator of Duke Energy's operating performance or liquidity, EBIT should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles. Duke Energy's EBIT may not be comparable to a similarly titled measure of another company. Business segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment

                                                Years Ended December 31,
                                                -----------------------
                                                 2001     2000    1999
                                                ------   ------  ------
                                                      In millions
        Franchised Electric.................... $1,631   $1,820  $  942
        Natural Gas Transmission...............    608      562     656
        Field Services.........................    336      311     156
        North American Wholesale Energy........  1,351      434     219
        International Energy...................    286      341      44
        Other Energy Services..................    (13)     (59)    (86)
        Duke Ventures..........................    183      568     165
        Other Operations.......................   (357)    (194)   (145)
        EBIT attributable to minority interests    231      231      92
                                                ------   ------  ------
        Consolidated EBIT...................... $4,256   $4,014  $2,043
                                                ======   ======  ======

   Other Operations primarily includes certain unallocated corporate costs. The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Franchised Electric

                                          Years Ended December 31,
                                       -------------------------------
                                          2001       2000      1999
                                         -------    -------   -------
                                       In millions, except where noted
         Operating revenues........... $ 4,746     $ 4,946   $ 4,700
         Operating expenses...........   3,185       3,200     3,880
                                       -------     -------   -------
         Operating income.............   1,561       1,746       820
         Other income, net of expenses      70          74       122
                                       -------     -------   -------
         EBIT......................... $ 1,631     $ 1,820   $   942
                                       =======     =======   =======
         Sales, GWh(a)................  79,685      84,766    81,548

--------
(a) Gigawatt-hours

   Franchised Electric's EBIT decreased $189 million in 2001 as compared to 2000, due primarily to much milder weather in Franchised Electric's service territory during the latter part of 2001 and decreased sales to industrial customers, which were a result of the slowing economy. These decreased sales were slightly offset by growth in the average number of residential and general service customers in Franchised Electric's service territory. The 2001 results also include a $36 million reduction in unbilled revenue receivables, resulting from a refinement in the estimates used to calculate unbilled kilowatt-hour sales (see Note 1 to the Consolidated Financial Statements), and $33 million in mutual insurance distributions that were reclassified from earnings to a deferred credit account as required by the NCUC, pending final outcome of a regulatory audit which will likely determine the treatment of those distributions. (See Current Issues--Regulatory Matters.) The decrease in operating revenues, due to the decrease in GWh sales, caused an overall decrease in operating expenses, as variable fuel costs decreased because less fuel was needed. This decrease was partially offset by increased costs for nuclear and fossil-fueled plant outages for repairs and maintenance.

   In 2000, Franchised Electric's EBIT increased $878 million over 1999, due primarily to an $800 million expense in 1999 for estimated injuries and damages claims. (See Note 15 to the Consolidated Financial Statements.) Overall favorable weather and growth in the average number of customers in Franchised Electric's service territory resulted in an increase in GWh sales, which also contributed to the increase in EBIT for 2000. This increase was partially offset by increased operating costs.

   The following table shows the changes in GWh sales and average number of customers for the past two years.

               Increase (decrease) over prior year 2001   2000
               ----------------------------------- ----   ----
                 Residential sales................  1.7%   4.4%
                 General service sales............  3.6%   4.7%
                 Industrial sales................. (9.6)% (0.5)%
                 Total Franchised Electric sales.. (6.0)%  3.9%
                 Average number of customers......  2.0%   2.5%

Natural Gas Transmission

                                            Years Ended December 31,
                                         -------------------------------
                                            2001       2000      1999
                                           ------     ------    ------
                                         In millions, except where noted
        Operating revenues..............   $1,105     $1,131    $1,230
        Operating expenses..............      504        581       586
                                           ------     ------    ------
        Operating income................      601        550       644
        Other income, net of expenses...        7         12        12
                                           ------     ------    ------
        EBIT............................   $  608     $  562    $  656
                                           ======     ======    ======
        Proportional throughput, TBtu(a)    1,710      1,771     1,893

--------
(a) Trillion British thermal units

   In 2001, EBIT for Natural Gas Transmission increased $46 million compared to 2000, primarily from earnings of East Tennessee Natural Gas Company (ETNG) and Market Hub Partners (MHP) (acquired in March and September 2000, respectively; see Note 2 to the Consolidated Financial Statements) and earnings from other market expansion projects. The decrease in operating revenues for 2001, which was offset by a decrease in operating expenses, resulted from $112 million in rate reductions, which became effective in December 2000. These reduced rates reflect lower recovery requirements for operating costs at Texas Eastern Transmission, LP, which consists primarily of system fuel and FERC Order 636 transition costs.

   Future results of Natural Gas Transmission are expected to be positively impacted by the Westcoast acquisition. (See Current Issues--Subsequent Events.)

   EBIT for Natural Gas Transmission decreased $94 million in 2000 compared to 1999, due primarily to $135 million of EBIT in 1999 that did not recur in 2000. These earnings in 1999 resulted from $73 million of EBIT from the pipelines sold to CMS Energy Corporation (CMS) in March 1999; a $24 million gain from the sale of Duke Energy's interest in the Alliance Pipeline project; and benefits totaling $38 million from the completion of certain environmental cleanup programs below estimated costs. These items were partially offset by increased earnings from market expansion projects, joint ventures such as the Maritimes & Northeast Pipeline, which was placed into service in December 1999, and earnings from ETNG and MHP.

Field Services

                                                             Years Ended December 31,
                                                          ------------------------------
                                                             2001       2000      1999
                                                            ------     ------    ------
                                                          In millions, except where noted
Operating revenues....................................... $9,651      $9,060    $3,590
Operating expenses.......................................  9,154       8,620     3,432
                                                          ------      ------    ------
Operating income.........................................    497         440       158
Other income, net of expenses............................      1           6        (2)
Minority interest expense................................    162         135        --
                                                          ------      ------    ------
EBIT..................................................... $  336      $  311    $  156
                                                          ======      ======    ======
Natural gas gathered and processed/transported, TBtu/d(a)    8.6         7.6       5.1
NGL production, MBbl/d(b)................................  397.2       358.5     192.4
Natural gas marketed, TBtu/d.............................    1.6         0.7       0.5
Average natural gas price per MMBtu(c)................... $ 4.27      $ 3.89    $ 2.27
Average NGL price per gallon(d).......................... $ 0.45      $ 0.53    $ 0.34

--------
(a) Trillion British thermal units per day
(b) Thousand barrels per day
(c) Million British thermal units
(d) Does not reflect results of commodity hedges

   Field Services' EBIT increased $25 million in 2001 from 2000. Operating revenues increased due primarily to recognizing a full year of the results of the combination of Field Services' natural gas gathering, processing and marketing business with Phillips Petroleum's gas gathering, processing and marketing unit's midstream natural gas business (the Phillips combination) in March 2000. (See Note 2 to the Consolidated Financial Statements.) This increase was partially offset by lower average NGL prices that decreased $0.08 per gallon from the prior year. (See Quantitative and Qualitative Disclosures About Market Risk--Commodity Price Risk for information on NGL price sensitivity.) Increased operating expenses due primarily to the Phillips combination were partially offset by savings from cost reduction efforts and plant consolidations, and by the interaction of Field Services' natural gas and NGL purchase contracts with lower average NGL prices and higher average natural gas prices. The 11% increase in NGL production, due primarily to the Phillips combination, was offset by reduced recoveries at facilities, resulting from tightened fractionation spreads driven by higher average natural gas prices.

   In 2000, Field Services' EBIT increased $155 million compared to 1999. The increase in EBIT and volume activity was primarily due to the Phillips combination; the acquisition of the natural gas gathering, processing, fractionation and NGL pipeline business from Union Pacific Resources in April 1999; and other acquisitions and plant expansions. Improved average NGL prices, which increased 56% over 1999 prices, also contributed significantly to the increase in EBIT.

North American Wholesale Energy

                                                 Years Ended December 31,
                                              -------------------------------
                                                 2001       2000      1999
                                               --------   --------  ---------
                                              In millions, except where noted
  Operating revenues......................... $ 43,197   $ 33,874   $ 11,801
  Operating expenses.........................   41,809     33,370     11,581
                                              --------   --------  --------
  Operating income...........................    1,388        504        220
  Other income, net of expenses..............        7          3         60
  Minority interest expense..................       44         73         61
                                              --------   --------   --------
  EBIT....................................... $  1,351   $    434   $    219
                                              ========   ========   ========
  Natural gas marketed, TBtu/d...............     12.4       11.9       10.5
  Electricity marketed and traded, GWh.......  335,210    275,258    109,634
  Proportional megawatt capacity in operation    6,799      5,134      3,532
  Proportional megawatt capacity owned(a)....   15,569      8,984      5,799

--------
(a) Includes under construction or under contract at period end

   Compared to 2000, NAWE's EBIT increased $917 million in 2001. The increase in EBIT reflects a 32% increase in the proportional megawatt capacity of generation assets in operation. Increased earnings also resulted from a 4% increase in the marketing of natural gas volumes and a 22% increase in the marketing and trading of electricity volumes. Additionally, EBIT increased $63 million over the prior year due to the sale of NAWE's interests in generating facilities, consistent with its portfolio management strategy, and $110 million due to a charge in 2000 related to receivables for energy sales in California. These increases were partially offset by increased operating and development costs associated with business expansion and a current-year charge of $36 million for non-collateralized accounting exposure to Enron Corporation, which filed for bankruptcy in 2001. (See Quantitative and Qualitative Disclosures About Market Risk--Credit Risk.) Changes in the ownership percentage of NAWE's waste-to-energy plants and decreased earnings at DETM resulted in a $29 million decrease in minority interest expense compared to the prior year.

   In 2001, NAWE experienced strong growth rates by taking advantage of significant volatility in the marketplace. While management is taking steps to continue to increase earnings, 2001 results may not be indicative of NAWE's future earnings trends.

   In 2000, EBIT for NAWE increased $215 million from 1999, the result of increased earnings from asset positions, increased trading margins due to price volatility in natural gas and power, and a $47 million increase in income from the sale of interests in generating facilities. Operating revenues and expenses increased as the volumes of natural gas and electricity marketed increased 13% and 151%, respectively. These increases were partially offset by the $110 million charge related to receivables for energy sales in California, and increased operating and development costs associated with business expansion.

International Energy

                                                                  Years Ended December 31,
                                                               -------------------------------
                                                                  2001       2000      1999
                                                                 ------     ------    ------
                                                               In millions, except where noted
Operating revenues............................................ $2,090      $1,067    $  357
Operating expenses............................................  1,817         745       290
                                                               ------      ------    ------
Operating income..............................................    273         322        67
Other income, net of expenses.................................     36          42         8
Minority interest expense.....................................     23          23        31
                                                               ------      ------    ------
EBIT.......................................................... $  286      $  341    $   44
                                                               ======      ======    ======
Proportional megawatt capacity in operation...................  4,568       4,226     2,974
Proportional megawatt capacity owned(a).......................  5,386       4,876     2,974
Proportional maximum pipeline capacity in operation, MMcf/d(b)    255         255        83
Proportional maximum pipeline capacity owned (a), MMcf/d......    363         363       255

--------
(a) Includes under construction or under contract at period end
(b) Million cubic feet per day

   International Energy's EBIT decreased $55 million in 2001 compared to 2000. The decrease was due primarily to a $54 million gain recognized in 2000 from the sale of liquefied natural gas ships, and the impact in 2001 of foreign currency devaluation on the earnings of international operations. However, these were offset by inflation adjustment clauses in certain contracts and stronger Latin American operational results.

   In 2000, International Energy's EBIT increased $297 million compared to 1999. The increase was primarily attributable to increased earnings in Latin America, mainly resulting from new investments. (See Note 2 to the Consolidated Financial Statements for a discussion of significant acquisitions.) The increase also included $54 million from the February 2000 sale of liquefied natural gas ships.

Other Energy Services

                                       Years Ended December 31,
                                       -----------------------
                                        2001      2000   1999
                                       ----      ----   ------
                                             In millions
                    Operating revenues $565      $695   $  989
                    Operating expenses  578       754    1,075
                                        ----      ----  ------
                    EBIT.............. $(13)     $(59)  $  (86)
                                        ====      ====  ======

   In 2001, EBIT for Other Energy Services improved $46 million compared to 2000. Current-year results included approximately $36 million of charges at DE&S and DukeSolutions for goodwill impairment. These charges were offset by the prior year's loss on a D/FD project of $62 million and a $27 million charge at DE&S to reflect a more conservative revenue recognition approach on its projects. D/FD uses the percentage-of-completion method to recognize income. (See Note 1 to the Consolidated Financial Statements for a discussion of revenue recognition.) Operating revenues and expenses also decreased compared to 2000, due to cessation of retail commodity trading at DukeSolutions. On January 31, 2002, Duke Energy announced the planned sale of DE&S to Framatome ANP, Inc. and, on March 13, 2002, Duke Energy announced the planned sale of DukeSolutions to Ameresco, Inc. (See Current Issues--Subsequent Events.)

   EBIT for Other Energy Services improved $27 million in 2000 compared to 1999. New business activity and decreased operating expenses at DukeSolutions and earnings related to new projects at D/FD were responsible for improved EBIT in 2000. The results for 2000 also included the D/FD project loss and the DE&S charge mentioned above. Partially offsetting these amounts were 1999 charges of $38 million at DE&S and $35 million at DukeSolutions, related to expenses for severance and office closings associated with repositioning the companies.

Duke Ventures

                                         Years Ended December 31,
                                         ------------------------
                                           2001    2000    1999
                                         ----     ----    ----
                                               In millions
               Operating revenues....... $646     $797    $433
               Operating expenses.......  461      229     268
                                         ----     ----    ----
               Operating income.........  185      568     165
               Minority interest expense    2       --      --
                                         ----     ----    ----
               EBIT..................... $183     $568    $165
                                         ====     ====    ====

   EBIT for Duke Ventures decreased $385 million in 2001 compared to 2000, due mainly to DukeNet's sale of its 20% interest in BellSouth Carolina PCS to BellSouth Corporation in 2000, for a pre-tax gain of $407 million. This decrease was minimally offset by increased earnings at Crescent, related primarily to increased commercial project sales, and the absence of losses related to DukeNet's BellSouth Carolina PCS investment. Excluding the gain on the sale in 2000, operating revenues and expenses increased due to DCP, which began operations in late 2000.

   In 2000, EBIT for Duke Ventures increased $403 million compared to 1999. This increase, primarily attributable to the DukeNet gain on the sale mentioned above, was slightly offset by a decrease in commercial project sales and land sales at Crescent.

Other Operations

   EBIT for Other Operations decreased $163 million in 2001 and $49 million in 2000. The decrease for 2001 was due primarily to increased contributions to the Duke Energy Foundation (an independent, Internal Revenue Code section 501(c)(3) entity that funds Duke Energy's charitable contributions), mark-to-market losses on corporately managed energy risk positions used to hedge exposure to commodity prices, increased unallocated corporate costs and a prior-year interest refund from a Revenue Agency Ruling. The decrease in 2000 was due primarily to increased unallocated corporate costs.

Other Impacts on Earnings Available for Common Stockholders

   Interest expense decreased $126 million in 2001, due primarily to lower interest rates. In 2000, interest expense increased $310 million due to higher average outstanding debt balances, resulting from acquisitions and expansion.

   Minority interest expense increased $20 million in 2001 and $165 million in 2000. Minority interest expense includes expense related to regular distributions on preferred securities of Duke Energy and its subsidiaries. This expense increased $39 million in 2001 and $14 million in 2000 related to Catawba River Associates, LLC (Catawba), which was formed by Duke Energy in September 2000. (See Note 13 to the Consolidated Financial Statements.) In 2000, this expense increased $21 million due to additional issuances of Duke Energy's trust preferred securities during 1999. (See Note 12 to the Consolidated Financial Statements.)

   Minority interest expense as shown and discussed in the preceding business segment EBIT discussions includes only minority interest expense related to EBIT of Duke Energy's joint ventures. It does not include minority interest expense related to interest and taxes of the joint ventures. Total minority interest expense related to the joint ventures (including the portion related to interest and taxes) decreased $19 million in 2001 and increased $130 million in 2000. The 2001 decrease is due to changes in the ownership percentage of NAWE's waste-to-energy plants and decreased earnings by DETM, NAWE's joint venture with Exxon Mobil Corporation, offset slightly by increased minority interest expense for Field Services' joint venture with Phillips Petroleum. The 2000 increase was primarily due to increased minority interest expense at Field Services and NAWE, partially offset by decreased minority interest expense at International Energy due to its 1999 and 2000 acquisitions. (See Notes 2 and 8 to the Consolidated Financial Statements for more information on acquisitions and new joint venture projects.)

   Duke Energy's effective tax rate was approximately 37% for 2001, 37% for 2000 and 35% for 1999.

   During 2001, Duke Energy recorded a one-time net-of-tax charge of $96 million related to the cumulative effect of a change in accounting principle for the January 1, 2001 adoption of SFAS No. 133. This charge related to contracts that either did not meet the definition of a derivative under previous accounting guidance or do not qualify as hedge positions under new accounting requirements. (See Notes 1 and 7 to the Consolidated Financial Statements.)

   The sale of PEPL, Trunkline and additional storage related to those systems, along with Trunkline LNG Company to CMS, closed in March 1999 and resulted in a $660 million extraordinary gain, after income tax of $404 million. (See Note 1 to the Consolidated Financial Statements.)

CRITICAL ACCOUNTING POLICIES

   See Quantitative and Qualitative Disclosures About Market Risk--Risk and Accounting Policies for a discussion of Mark-to-Market Accounting, Hedge Accounting and Normal Purchases and Normal Sales, Special Exemption. Also see
Note 1 to the Consolidated Financial Statements for a discussion of significant accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 2001, Duke Energy had $290 million in Cash and Cash Equivalents on the Consolidated Balance Sheets. This compares to $622 million as of December 31, 2000 and $613 million as of December 31, 1999.

Operating Cash Flows

   Net cash provided by operations increased $2,370 million in 2001 and decreased $459 million in 2000. The 2001 increase is due primarily to price movements in the energy commodities markets which have a direct impact on Duke Energy's use and generation of cash from operations. Earnings increase as natural gas and electricity prices move favorably with respect to contracts that Duke Energy holds. In addition, counterparties may be required to post collateral in cash or letters of credit if price moves benefit Duke Energy. This mechanism gives Duke Energy use of those funds on a short-term basis. Conversely, negative price impacts reduce earnings and may require Duke Energy to post collateral with its counterparties. Cash collateral posted by Duke Energy is included in Other Current Assets and cash collateral collected by Duke Energy is included in Other Current Liabilities on the Consolidated Balance Sheets. In 2000, Duke Energy posted more collateral with counterparties, reducing cash from operations. In addition, Duke Energy made tax payments in 2000 related to the sale of pipelines in 1999. These accounted for the reduced operating cash flows for 2000 compared to 1999.

Investing Cash Flows

   Cash used in investing activities increased $1,351 million in 2001 and $1,179 million in 2000. The primary use of cash for investing activities is capital and investment expenditures, which are detailed by business segment in the following table.

Capital and Investment Expenditures by Business Segment (a)

                                            Years Ended December 31,
                                            ------------------------
                                              2001    2000    1999
                                             ------  ------  ------
                                                  In millions
            Franchised Electric............ $1,115   $  661  $  759
            Natural Gas Transmission.......    748      973     261
            Field Services.................    587      376   1,630
            North American Wholesale Energy  3,272    1,937   1,028
            International Energy...........    442      980   1,779
            Other Energy Services..........     13       28      94
            Duke Ventures..................    773      643     382
            Other Operations...............     90       36       3
                                             ------  ------  ------
            Total consolidated............. $7,040   $5,634  $5,936
                                             ======  ======  ======

--------
(a) Amounts are gross of cash received from acquisitions

   Capital and investment expenditures increased $1,406 million in 2001 compared to 2000. The increase reflects additional expansion and development expenditures (especially related to NAWE's generating facilities), refurbishment and upgrades to existing assets (primarily related to Franchised Electric) and minor acquisitions of businesses and assets. Also in 2001, Natural Gas Transmission invested in a 50% interest in Gulfstream Natural Gas System, LLC, a joint interstate natural gas pipeline development that will extend from Mississippi and Alabama across the Gulf of Mexico to Florida. These increases were partially offset by Natural Gas Transmission's acquisition of ETNG for approximately $390 million and of MHP for approximately $250 million in cash, and International Energy's approximately $280 million tender offer for Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema) in 2000. (See Note 2 to the Consolidated Financial Statements for more information about significant acquisitions.)

   Capital and investment expenditures decreased by $302 million in 2000 compared to 1999. In 2000, Natural Gas Transmission's capital expenditures increased primarily for business expansion related to the acquisitions of ETNG and MHP. Also in 2000, NAWE began construction of a number of power generation plants in the U.S. and continued capital expenditures on ongoing projects. International Energy's business expansion included completion of the Paranapanema tender offer and the approximately $405 million acquisition of Dominion Resources, Inc.'s portfolio of hydroelectric, natural gas and diesel power generation businesses in Latin America.

   Offsetting the capital and investing expenditures were cash proceeds of $400 million from the sale of Duke Energy's 20% interest in BellSouth Carolina PCS in 2000 and $1,900 million from the sale of pipelines to CMS in 1999. (See Note 1 to the Consolidated Financial Statements for more information on the sale of the pipelines.)

   Projected 2002 capital and investment expenditures for Duke Energy are approximately $8.0 billion, of which over 80% is planned for competitive business segments not subject to state rate regulation. This projection includes approximately $6.5 billion for acquisitions and other expansion opportunities and $1.5 billion for existing plant upgrades. The above amounts do not include expenditures for the Westcoast acquisition. (See Current Issues--Subsequent Events.)

   All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors, including, but not limited to, industry restructuring, regulatory constraints, acquisition opportunities, market volatility and economic trends.

   Duke Energy's growth initiatives, along with dividends, debt repayments and operating requirements are expected to be funded by cash from operations, debt and capital market financings, project financings, common stock issuances through its InvestorDirect Choice Plan and employee benefit plans, and proceeds from the sale of assets. These financing opportunities are dependent upon the opportunities presented and favorable market conditions. Additionally, internal cash generation should fund approximately half of the capital needs. Management believes Duke Energy has adequate financial resources to meet its future needs.

Financing Cash Flows

   Duke Energy's consolidated capital structure at December 31, 2001, including short-term debt, was 46% debt, 41% common equity, 7% minority interests, 5% trust preferred securities and 1% preferred stock. Fixed charges coverage, calculated using Securities and Exchange Commission (SEC) guidelines, was 3.8 times for 2001, 3.6 times for 2000 and 2.7 times for 1999.

   During 2001, DEFS issued $250 million of 6.875% senior unsecured notes due in 2011 and $300 million of 5.75% senior unsecured notes due in 2006. The proceeds were used to repay DEFS' short-term debt. Also during 2001, Duke Capital Corporation (a wholly owned subsidiary of Duke Energy), increased its note payable to D/FD by $427 million, to $568 million as of December 31, 2001. The weighted-average interest rate on this note for 2001 was 4.05%. (See Notes 8 and 10 to the Consolidated Financial Statements.)

   In March 2001, Duke Energy completed an offering of 25 million shares of common stock, priced at $38.98 per share, before underwriting discount and other offering expenses. In addition, Duke Energy completed an offering of approximately 31 million mandatory convertible securities (Equity Units), at $25 per unit, before underwriting discount and other offering expenses. The Equity Units consist of senior notes of Duke Capital Corporation (which are included in Long-term Debt on the Consolidated Balance Sheets; see Note 10 to the Consolidated Financial Statements), and purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. The number of shares to be issued in 2004 will be based on the price of the common stock at conversion. Also in March 2001, the underwriters exercised options granted to them to purchase an additional 3.75 million shares of common stock and four million Equity Units at the original issue prices, less underwriting discounts, to cover over-allotments made during the offerings. Total net proceeds from the offerings, approximately $1.9 billion, were used to repay short-term debt and for other corporate purposes.

   In November 2001, Duke Energy completed an offering of 30 million Equity Units, at $25 per unit, before underwriting discount and other offering expenses. The Equity Units consist of senior notes of Duke Capital Corporation (which are included in Long-term Debt on the Consolidated Balance Sheets; see
Note 10 to the Consolidated Financial Statements), and purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. The number of shares to be issued in 2004 will be based on the price of the common stock at conversion. The net proceeds from the offering of approximately $731 million provided a component of the permanent financing for the Westcoast acquisition. Prior to the close of the Westcoast acquisition, the net proceeds of the offering were used to manage working capital needs.

   During 2001, Duke Energy redeemed eight issues of its first and refunding mortgage bonds to take advantage of the general decline in interest rates. The total face value of the redeemed bonds was $511 million, with interest rates ranging from 5.875% to 8.3%. To fund these redemptions, Duke Energy issued commercial paper and used cash proceeds generated from short-term investments.

   In January 2002, Duke Energy issued $750 million of 6.25% senior unsecured bonds due in 2012 and $250 million of floating rate (based on the three-month London Interbank Offered Rate (LIBOR) plus 0.35%) senior unsecured bonds due in 2005. The proceeds from these issuances were used to manage working capital needs.

   In February 2002, Duke Capital Corporation issued $500 million of 6.25% senior unsecured bonds due in 2013 and $250 million of 6.75% senior unsecured bonds due in 2032. In addition, Duke Capital Corporation, through a private placement transaction, issued $500 million of floating rate (based on the one-month LIBOR plus 0.65%) senior unsecured bonds due in 2003. The proceeds from these issuances were used to manage working capital needs and to fund a portion of the cash consideration for the Westcoast acquisition.

   Under its commercial paper, medium-term notes and extendible commercial notes (ECNs) programs, Duke Energy had the ability to borrow up to $5,358 million at December 31, 2001 compared with $5,720 million at December 31, 2000. These programs do not have termination dates. The following table summarizes the commercial paper, medium-term notes and ECNs as of December 31, 2001.

                                            Duke Energy
                      Duke   Duke Capital      Field     Duke Energy
                     Energy Corporation (a)  Services   International Total
                     ------ --------------- ----------- ------------- ------
                                           In millions
    Commercial paper $1,250     $1,550         $675         $383(b)   $3,858
    ECNs............    500      1,000           --           --       1,500
                     ------     ------         ----         ----      ------
    Total........... $1,750     $2,550         $675         $383      $5,358
                     ======     ======         ====         ====      ======

--------
(a) Duke Capital Corporation provides financing and credit enhancement services for its subsidiaries.
(b) Includes ability to issue medium-term notes

   The total amount of Duke Energy's bank credit facilities was approximately $4,606 million as of December 31, 2001 compared with $4,205 million as of December 31, 2000. Some of the credit facilities support the issuance of commercial paper; therefore, the issuance of commercial paper reduces the amount available under these credit facilities. As of December 31, 2001, approximately $2,970 million was outstanding in the form of commercial paper, medium-term notes and ECNs, and approximately $38 million of borrowings were outstanding under the bank credit facilities. The credit facilities expire from 2002 to 2004 and are not subject to minimum cash requirements; however, borrowings and issuances of letters of credit under approximately $1,100 million of these facilities are subject to and dependent on the senior unsecured debt ratings of Duke Capital Corporation (currently rated A3/A/A). Ratings of Baa2, BBB or the equivalent by at least two of Moody's Investors Service, Standard & Poor's and Fitch, Inc. must be maintained to obtain additional borrowings and issuances of letters of credit. Any outstanding borrowings would not become due and payable. (See Note 10 to the Consolidated Financial Statements for more information on the bank credit facilities.)

   As of December 31, 2001, Duke Energy and its subsidiaries had effective SEC shelf registrations for up to $3,500 million in gross proceeds from debt and other securities. Subsequent to December 31, 2001, these SEC shelf registrations have been reduced by $1,750 million for the senior and unsecured bonds issued in January and February 2002, excluding the private placement transaction. Under the SEC shelf registrations, such securities may be issued as senior notes, first and refunding mortgage bonds, subordinated notes, trust preferred securities, Duke Energy common stock, stock purchase contracts or stock purchase units.

   In 2000, Duke Energy issued $250 million 7.125% senior unsecured bonds due in 2012 with a put option that gives investors the choice to put the bond to Duke Energy at par value in September 2002 or extend the maturity until 2012. If extended, the bonds would be recouponed at 5.7% plus the Duke Energy 10-year credit spread on the extension date. Also in 2000, Duke Capital Corporation issued $150 million senior unsecured bonds due in 2003 that become due and payable if Duke Capital Corporation's debt ratings fall below BBB.

   In 2000, Catawba, a fully consolidated financing entity managed by a subsidiary of Duke Energy, issued $1,025 million of preferred member interests to a third-party investor. Catawba subsequently advanced the proceeds from the sale to DE Power Generation, LLC, a wholly owned subsidiary of Duke Energy, which indirectly owns or leases six merchant power generation facilities located in California, Maine and Indiana. Catawba is a limited liability company with a separate existence and identity from its preferred members, and the assets of Catawba are separate and legally distinct from Duke Energy. The preferred member interests receive quarterly a preferred return equal to an adjusted floating reference rate (approximately 5.20% for the full year ended December 31, 2001). (See Note 13 to the Consolidated Financial Statements for more information.)

   To maintain financial flexibility and reduce the amount of financing needed for growth opportunities, Duke Energy's Board of Directors adopted a dividend policy in 2000 that maintains dividends at the current quarterly rate of $0.275 per share, subject to declaration by the Board of Directors. This policy is consistent with Duke Energy's growth profile and strikes a balance between providing a competitive dividend yield and ensuring that cash is available to fund Duke Energy's growth. Duke Energy has paid quarterly cash dividends for 75 consecutive years. Dividends on common and preferred stocks in 2002 are expected to be paid on March 15, June 17, September 16 and December 16, subject to the discretion of the Board of Directors.

   Duke Energy's InvestorDirect Choice Plan, a stock purchase and dividend reinvestment plan, allows investors to reinvest dividends in new issuances of common stock and to purchase common stock directly from Duke Energy. Issuances under this plan were not material in 2001, 2000 or 1999.

   Duke Energy used authorized but unissued shares of its common stock to meet 2001 and 2000 employee benefit plan contribution requirements. This practice is expected to continue in 2002.

Contractual Obligations and Commercial Commitments

   As part of its normal business, Duke Energy is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. These arrangements are largely entered into by Duke Capital Corporation. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Energy having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. Duke Energy would record a reserve if events occurred that required that one be established. (See Note 15 to the Consolidated Financial Statements for more information on financial guarantees.)

   In addition, Duke Energy enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as trading contracts or qualifying hedge positions included in Unrealized Gains or Losses on Mark-to-Market and Hedging Transactions.

   The following table summarizes Duke Energy's contractual cash obligations for each of the years presented.

Contractual Cash Obligations

                                                       Payments Due
                                       ---------------------------------------------
                                        2002   2003   2004   2005   2006  Thereafter
                                       ------ ------ ------ ------ ------ ----------
                                                        In millions
Long-term debt (Note 10).............. $  261 $  576 $  883 $1,016 $2,101   $7,745
Preferred securities (Notes 12 and 14)     13      2      2      2      2    1,424
Operating leases (Note 15)............     87     70     57     43     34       75
Firm capacity payments (a)............    231    177    142    123    109      563
Purchase commitments (b)..............    629    262    527    586    268       --
Other(c)..............................  1,635    211     --     --     --       --
                                       ------ ------ ------ ------ ------   ------
Total contractual cash obligations.... $2,856 $1,298 $1,611 $1,770 $2,514   $9,807
                                       ====== ====== ====== ====== ======   ======

--------
(a) Includes firm capacity payments that provide Duke Energy with uninterrupted firm access to natural gas transportation and storage, electricity transmission capacity, and the option to convert natural gas to electricity at third-party owned facilities (tolling arrangements) in some natural gas and power locations throughout North America. Based on current estimates, the market value of underlying transportation, storage and electricity available under such arrangements exceeds the discounted fair value of the capacity payments.

(b) Amounts include Duke Energy's obligations as of December 31, 2001 to purchase gas-fired turbines, steam turbines and heat recovery steam generators (HRSG). Commitments under the turbine and HRSG purchase agreements are payable consistent with the delivery schedule. The purchase agreements include milestone requirements by the manufacturer and provide Duke Energy with the ability to cancel each discrete purchase order commitment in exchange for a termination fee, which escalates over time. The amounts included above assume that all turbines and HRSGs will be purchased. However, if Duke Energy had terminated the turbine and HRSG purchase orders at December 31, 2001 as allowed by the agreements, the termination fee would have been $569 million. Approximately 50% of this termination fee relates to turbines that Duke Energy has allocated to power generation facilities currently under construction.

(c) Amounts include engineering, procurement and construction costs for power generation facilities in North America. Such amounts are payable to D/FD, a related party in which Duke Energry has a 50% equity interest, and excluded from the Consolidated Balance Sheets since Duke Energy accounts for D/FD using the equity method of accounting.

   Duke Energy also has substantial commitments as part of its growth strategy and ongoing construction programs. (See Investing Cash Flows for 2002's projected expenditures.)

   The following table summarizes the commercial commitments in effect as of December 31, 2001 by expiration date.

Commercial Commitments

                                Total   Amount of Commitment Expiring Each Period
                               Amounts  -----------------------------------------
(see Note 15)                 Committed  2002  2003  2004   2005  2006 Thereafter
-------------                 --------- -----  ----  ----  -----  ---- ----------
                                                  In millions
Guaranteed debt of affiliates   $200    $  --  $ --  $ --  $  --  $ --    $200
Surety and bid bonds (a).....    198      165    32     1     --    --      --
Letters of credit............    181      151    10    --     20    --      --

--------
(a) Surety bonds are contractual agreements where Duke Energy obligates itself to a second party to answer for the default of a third party, such as a contractor. Bid bonds are issued to the owners of projects and are subject to full or partial forfeiture for failure to perform obligations arising from a successful bid. All public and some private jobs require a bid bond or cashiers check to be submitted with a bid.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk and Accounting Policies

   Duke Energy is exposed to market risks associated with commodity prices, credit exposure, interest rates, equity prices and foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy's Policy Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Policy Committee is composed of senior executives who receive periodic updates from the Chief Risk Officer (CRO) on market risk positions, corporate exposures, credit exposures and overall risk management activities. The CRO is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits.

   Mark-to-Market Accounting (MTM accounting). Under the MTM accounting method, an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is recognized in earnings during the current period. This accounting method has been used by other industries for many years, and in 1998 the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) issued guidance that required MTM accounting for energy trading contracts. MTM accounting reports contracts at their "fair value," (the value a willing third party would pay for the particular contract at the time a valuation is made).

   When available, quoted market prices are used to record a contract's fair value. However, market values for energy trading contracts may not be readily determinable because the duration of the contracts exceeds the liquid activity in a particular market. If no active trading market exists for a commodity or for a contract's duration, holders of these contracts must calculate fair value using pricing models or matrix pricing based on contracts with similar terms and risks. This is validated by an internal group independent of Duke Energy's trading area. Holders of thinly traded securities or investments (mutual funds, for example) use similar techniques to price such holdings. Correlation and volatility are two significant factors used in the computation of fair values. Duke Energy validates its internally developed fair values by comparing locations/durations that are highly correlated, using forecasted market intelligence and mathematical extrapolation techniques. While Duke Energy uses industry best practices to develop its pricing models, changes in Duke Energy's pricing methodologies or the underlying assumptions could result in significantly different fair values, income recognition and realization in future periods.

   Hedge Accounting. Hedging typically refers to the mechanism that Duke Energy uses to mitigate the impact of volatility associated with price fluctuations. Hedge accounting treatment is used when Duke Energy contracts to buy or sell a commodity such as natural gas or electricity at a fixed price for future delivery corresponding with anticipated physical sales or purchases of natural gas and power (cash flow hedge). In addition, hedge accounting treatment is used when Duke Energy holds firm commitments or asset positions, and enters into transactions that "hedge" the risk that the price of natural gas or power may change between the contract's inception and the physical delivery date of the commodity (fair value hedge). While the majority of Duke Energy's hedging transactions are used to protect the value of future cash flows related to its physical assets, to the extent the hedge is effective, Duke Energy recognizes in earnings the value of the contract when the commodity is purchased or sold, or the hedged transaction occurs or settles.

   Normal Purchases and Normal Sales, Special Exemption. A unique characteristic of the electric power industry is that electricity cannot be readily stored in significant quantities. As a result, some of the contracts to buy and sell electricity allow the buyer some flexibility in determining when to take electricity and in what quantity to match fluctuating demand. These contracts would normally meet the definition of a derivative requiring MTM or hedge accounting. However, because electricity cannot be readily stored in significant quantities and an entity engaged in selling electricity is obligated to maintain sufficient capacity to meet the electricity needs of its customer base, an option contract for the purchase of electricity qualifies for the normal purchases and sales exemption described in Paragraph 10 of SFAS No. 133 and Derivative Implementation Group (DIG) Issue No. C15, "Scope Exceptions:
Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity." Therefore, contracts that Duke Energy holds for the sale of power in future periods that meet the criteria in DIG Issue No. C15 have been designated as "normal purchase, normal sales" contracts, and are exempted from recognition in the Consolidated Financial Statements until power is delivered. Duke Energy tracks these contracts separately in its hedge portfolio, but no value for these contracts is included in the Consolidated Financial Statements until power is actually delivered.

   Duke Energy's wholesale energy portfolio in North America includes the merchant generation facilities and trading contracts held for power, natural gas, crude oil and petroleum products. Of the total estimated value of this portfolio, approximately 80% is attributed to the anticipated value of merchant generation facility capacity owned or controlled by Duke Energy. This portion of the value of the merchant generation portfolio is anticipated to be realized in future periods as the generation facilities are dispatched. A portion of this future value is secured by hedge contracts. Of the unhedged capacity, dispatch performance, and in some cases price, has been further secured through contracts designated as normal purchases and normal sales. Only the contracts designated and effective as qualifying hedges are reflected on Duke Energy's Consolidated Balance Sheets at fair value. Changes in the fair value of hedging contracts do not affect current-period earnings. Normal purchase and normal sales contracts are not subject to accounting recognition until contract performance occurs. The remaining percentage of the total estimated value of the merchant generation portfolio is attributed to the current value of trading contracts. These contracts are subject to MTM accounting and changes in the contract fair value are recorded as part of current-period earnings. The table below represents the value by year of Duke Energy's North American merchant generation portfolio. It does not include the value of trading positions, or hedges of other commodity risks or exposures.

North American Merchant Generation Portfolio Value as of December 31, 2001

                                                                       Maturity in 2005 and
Maturity in 2002     Maturity in 2003          Maturity in 2004           Thereafter (a)         Total Portfolio Value
---------------- ------------------------- ------------------------- ------------------------- -------------------------
                                                        In millions
      $814                 $819                      $835                     $3,930                    $6,398

--------
(a) For purposes of calculating total portfolio value, model valuations were calculated through 2010.

   As of December 31, 2001, the portion hedged of NAWE's expected output of its merchant generation portfolio was 91%, 62% and 62% for 2002, 2003 and 2004, respectively, through derivative contracts such as forward natural gas purchases and forward power sales.

Commodity Price Risk

   Duke Energy, substantially through its subsidiaries, is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products marketed and purchased. Duke Energy employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including forward contracts, futures, swaps and options for trading purposes and for activity other than trading activity (primarily hedge strategies). (See Notes 1 and 7 to the Consolidated Financial Statements.)

   Trading. The risk in the trading portfolio is measured and monitored on a daily basis utilizing a Value-at-Risk model to determine the potential one-day favorable or unfavorable Daily Earnings at Risk (DER) as described below. DER is monitored daily in comparison to established thresholds. Other measures are also used to limit and monitor risk in the trading portfolio (which includes all trading contracts not designated as hedge positions) on monthly and annual bases. These measures include limits on the nominal size of positions and periodic loss limits.

   DER computations are based on historical simulation, which uses price movements over a specified period (generally ranging from seven to 14 days) to simulate forward price curves in the energy markets to estimate the potential favorable or unfavorable impact of one day's price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for natural gas, electricity and other energy-related products. DER computations utilize several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. Duke Energy's DER amounts for instruments held for trading purposes are shown in the following table.

Daily Earnings at Risk

                          Estimated Average One-Day     Estimated Average           High One-Day               Low One-Day
                           Impact on EBIT for 2001   One-Day Impact on EBIT      Impact on EBIT for        Impact on EBIT for
                                     (a)                    for 2000                  2001 (a)                    2001
                          ------------------------- ------------------------- ------------------------- -------------------------
                                                                         In millions
Calculated DER...........            $21                       $18                       $86                       $7

--------
(a) Amounts include the impact of one origination contract that was initiated and hedged during the current year. Duke Energy's Risk Management Committee approved increased DER limits for this specific contract. Excluding this contract, average and one-day high 2001 DER amounts would have been $16 million and $43 million, respectively.

   DER is an estimate based on historical price volatility. Actual volatility can exceed assumed results. DER also assumes a normal distribution of price changes; thus, if the actual distribution is not normal, the DER may understate or overstate actual results. DER is used to estimate the risk of the entire portfolio, and for locations that do not have daily trading activity, it may not accurately estimate risk due to limited price information. Stress tests are employed in addition to DER to measure risk where market data information is limited. In the current DER methodology, options are modeled in a manner equivalent to forward contracts which may understate the risk.

   Duke Energy's exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. The following table illustrates the movements in the fair value of Duke Energy's trading instruments during 2001.

Changes in Fair Value of Trading Contracts

                                                                              In millions
-                                                                             -----------
Fair value of contracts outstanding at the beginning of the year.............   $  605
Contracts realized or otherwise settled during the year......................     (746)
Fair value of contracts entered into during the year.........................      622
Changes in fair value amounts attributable to changes in valuation techniques       (6)
Other changes in fair values.................................................      749
                                                                                ------
Fair value of contracts before SFAS No. 133 transition adjustment............    1,224
SFAS No. 133 transition adjustment...........................................     (155)
                                                                                ------
Fair value of contracts outstanding at the end of the year...................   $1,069
                                                                                ======

   For the year ended December 31, 2001, the unrealized net margin recognized in operating income was $619 million as compared to $139 million for 2000 and $41 million for 1999. The fair value of these contracts is expected to be realized in future periods, as detailed in the following table. The amount of cash ultimately realized for these contracts will differ from the amounts shown in the following table due to factors such as market volatility, counterparty default and other unforeseen events that could impact the amount and/or realization of these values. At December 31, 2001, Duke Energy held cash or letters of credit of $1,071 million to secure such future performance, and had deposited with counterparties $178 million of such collateral to secure its obligations to provide such future services. Collateral amounts held or posted vary depending on the value of the underlying contracts and cover trading, normal purchases and normal sales, and hedging contracts outstanding. Duke Energy may be required to return held collateral and post additional collateral should price movements adversely impact the value of open contracts or positions.

   When available, Duke Energy uses observable market prices for valuing its trading instruments. When quoted market prices are not available, management uses established guidelines for the valuation of these contracts. Management may use a variety of reasonable methods to assist in determining the valuation of a trading instrument, including analogy to reliable quotations of similar trading instruments, pricing models, matrix pricing and other formula-based pricing methods. These methodologies incorporate factors for which published market data may be available. All valuation methods employed by Duke Energy are approved by an independent internal corporate risk management organization.

   The following table shows the fair value of Duke Energy's trading portfolio as of December 31, 2001.

                                                            Fair Value of Trading Contracts as of December 31, 2001
                                                            -------------------------------------------------------
                                                                                                 Maturity
                                                                                                 in 2005    Total
                                                            Maturity          Maturity Maturity    and      Fair
Sources of Fair Value                                       in 2002           in 2003  in 2004  Thereafter  Value
---------------------                                       --------          -------- -------- ----------  ------
                                                                                  In millions
Prices supported by quoted market prices and other external
  sources..................................................  $ 457              $153     $  9      $ 26    $  645
Prices based on models and other Valuation methods.........   (104)               11      128       389       424
                                                             -----              ----     ----      ----     ------
Total......................................................  $ 353              $164     $137      $415    $1,069
                                                             =====              ====     ====      ====     ======

   The "prices supported by quoted market prices and other external sources" category includes Duke Energy's New York Mercantile Exchange (NYMEX) futures positions in natural gas and crude oil. The NYMEX has currently quoted prices for the next 32 months. In addition, this category includes Duke Energy's forward positions and options in natural gas and power and natural gas basis swaps at points for which over-the-counter (OTC) broker quotes are available. On average, OTC quotes for natural gas and power forwards and swaps extend 22 and 32 months into the future, respectively. OTC quotes for natural gas and power options extend 12 months into the future, on average. Duke Energy values these positions against internally developed forward market price curves that are constantly validated and recalibrated against OTC broker quotes. This category also includes "strip" transactions whose prices are obtained from external sources and then modeled to daily or monthly prices as appropriate.

   The "prices based on models and other valuation methods" category includes
(i) the value of options not quoted by an exchange or OTC broker, (ii) the value of transactions for which an internally developed price curve was constructed as a result of the long dated nature of the transaction or the illiquidity of the market point, and (iii) the value of structured transactions. It is important to understand that in certain instances structured transactions can be decomposed and modeled by Duke Energy as simple forwards and options based on prices actively quoted. Although the valuation of the simple structures might not be different from the valuation of contracts in other categories, the effective model price for any given period is a combination of prices from two or more different instruments and therefore have been included in this category due to the complex nature of these transactions.

   The value of Duke Energy's trading portfolio valuation adjustments for liquidity, credit and cost of service is reflected in the above amounts.

   Hedging Strategies. Some Duke Energy subsidiaries are exposed to market fluctuations in the prices of energy commodities related to their power generating and natural gas gathering, processing and marketing activities. Duke Energy closely monitors the risks associated with these commodity price changes on its future operations and, where appropriate, uses various commodity instruments such as electricity, natural gas, crude oil and NGL contracts to hedge the value of its assets and operations from such price risks. In accordance with SFAS No. 133, Duke Energy's primary use of energy commodity derivatives is to hedge the output and production of assets it physically owns. Contract terms are up to 13 years; however, since these contracts are designated and qualify as effective hedge positions of future cash flows, or fair values of assets owned by Duke Energy, to the extent that the hedge relationships are effective, their market value change impacts are not recognized in current earnings. The unrealized gains or losses on these contracts are deferred in Other Comprehensive Income (OCI) or included in Other Current or Noncurrent Assets or Liabilities on the Consolidated Balance Sheets, in accordance with SFAS No. 133. Amounts deferred in OCI are realized in earnings concurrently with the transaction being hedged. (See Notes 1 and 7 to the Consolidated Financial Statements.) However, in instances where the hedging contract no longer qualifies for hedge accounting, amounts included in OCI through the date of de-designation remain in OCI until the underlying transaction actually occurs. The derivative contract (if continued as an open position) will be marked to market currently through earnings. Several factors influence the effectiveness of a hedge contract, including counterparty credit risk.

   The following table shows when gains and losses deferred on the Consolidated Balance Sheets for derivative instruments qualifying as effective hedges of firm commitments or anticipated future transactions will be recognized into earnings. Contracts with terms extending several years are generally valued using models and assumptions developed internally or by industry standards. However, as mentioned previously, the gains and losses for these contracts are not recognized in earnings until settlement at their then market price. Therefore, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to settlement.

   The fair value of Duke Energy's qualifying hedge positions at a point in time is not necessarily indicative of the value realized when such contracts settle.

Fair Value of Hedge Position Contracts as of December 31, 2001

                                                                       Maturity in 2005 and
Maturity in 2002     Maturity in 2003          Maturity in 2004             Thereafter           Total Contract Value
---------------- ------------------------- ------------------------- ------------------------- -------------------------
                                                        In millions
      $454                 $156                       $71                      $(38)                     $643

   In addition to the hedge contracts described above and recorded on the Consolidated Balance Sheets, Duke Energy enters into other contracts that qualify for the normal purchases and sales exemption described in Paragraph 10 of SFAS No. 133 and DIG Issue No. C15. These contracts, generally forward agreements to sell power, bear the same counterparty credit risk as the hedge contracts described above. Under the same risk reduction guidelines used for other contracts, normal purchases and sales contracts are also subject to collateral requirements. Income recognition and realization related to these contracts coincide with the physical delivery of power.

   Based on a sensitivity analysis as of December 31, 2001, it was estimated that a difference of one cent per gallon in the average price of NGLs in 2002 would have a corresponding effect on EBIT of approximately $6 million, after considering the effect of Duke Energy's commodity hedge positions. Comparatively, the same sensitivity analysis as of December 31, 2000 estimated that EBIT would have changed by approximately $8 million in 2001. Based on the sensitivity analyses associated with other commodities' price changes, net of Duke Energy's commodity hedge positions, the effect on EBIT was not material as of December 31, 2001 or 2000. Duke Energy's qualifying hedge positions protect it from immediate earnings impact for adverse price movements. The resulting gains and losses are deferred on the Consolidated Balance Sheets until cash settlement occurs, provided that the hedge positions remain effective.

   These hypothetical adverse impacts do not consider the likely positive impact that price movements would have on Duke Energy's physical purchases and sales of natural gas and electricity which these contracts hedge. The hedge contracts are intended to mitigate the impact that price changes have on Duke Energy's physical positions. Therefore, although the fair value of these positions may decline with adverse price changes, the impact on results would be minimal as Duke Energy's physical positions are inversely affected by such changes.

Credit Risk

   Duke Energy's principal customers for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Canada, Asia Pacific, Europe and Latin America. Duke Energy has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect Duke Energy's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, Duke Energy analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Duke Energy frequently uses master collateral agreements to mitigate credit exposure. The collateral agreement provides for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreement also provides that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions.

   The change in market value of NYMEX-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Financial derivatives are generally cash settled periodically throughout the contract term. However, these transactions are also generally subject to margin agreements with many of Duke Energy's counterparties.

   As of December 31, 2001, Duke Energy had a pre-tax bad debt provision of $90 million related to receivables for energy sales in California. (See Current Issues--California Issues.) Following the bankruptcy of Enron Corporation, Duke Energy terminated substantially all contracts with Enron Corporation and its affiliated companies (collectively, Enron). As a result, Duke Energy recorded, as a charge, a non-collateralized accounting exposure of $43 million. The $43 million non-collateralized accounting exposure is comprised of charges of $36 million at NAWE, $3 million at International Energy, $3 million at Field Services and $1 million at Natural Gas Transmission. These amounts are stated on a pre-tax basis as charges against the reporting segment's earnings.

   The transactions between Enron and Duke Energy consisted of the following:

   . NAWE--forward contracts, swaps, options and physical contracts used to trade natural gas, power, crude oil, liquefied petroleum gas and coal

   . International Energy--forward contracts and options used to trade and hedge natural gas, power and oil

   . Field Services--physical purchase/sale contracts for natural gas and NGLs;
     forward contracts, swaps and options used to trade natural gas and NGLs; transportation and storage

   . Natural Gas Transmission--forward financial sales of NGLs

   The $43 million charge was a direct reduction to earnings before income taxes and was a result of charging the full amount of unsettled mark-to-market earnings previously recognized, and all derivative assets and accounts receivable that became impaired due to Enron's financial deteriation. All assets written off or reserved for were net of the margin (cash collateral) posted by Enron of $330 million and applied by Duke Energy in connection with transactions between the companies.

   Duke Energy's determination of its bankruptcy claims against Enron is still under review, and its claims made in the bankruptcy case are likely to exceed $43 million. Any bankruptcy claims that exceed this amount would primarily relate to termination and settlement rights under contracts and transactions with Enron that would have been recognized in future periods, and not in the historical periods covered by the financial statements to which the $43 million charge relates.

   Substantially all contracts with Enron were completed or terminated prior to December 31, 2001. Duke Energy has continuing contractual relationships with certain Enron affiliates, which are not in bankruptcy. In Brazil, a power purchase agreement between a Duke Energy affiliate, Paranapanema, and Elektro Eletricidade e Servicos S/A (Elektro), a distribution company 40% owned by Enron, will expire December 31, 2005. The contract was executed by Duke Energy's predecessor in interest in Paranapanema, and obligates Paranapanema to provide energy to Elektro on an irrevocable basis for the contract period. In addition, a purchase/sale agreement expiring September 1, 2005 between a Duke Energy affiliate and Citrus Trading Corporation (Citrus), a 50/50 joint venture between Enron and El Paso Corporation, continues to be in effect. The contract requires the Duke Energy affiliate to provide liquefied natural gas to Citrus. Citrus has provided a letter of credit in favor of Duke Energy to cover its exposure.

Interest Rate Risk

   Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-to-floating interest rate swaps, commercial paper and auction market preferred stock. Duke Energy manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. Duke Energy also enters into financial derivative instruments, including, but not limited to, interest rate swaps, options, swaptions and lock agreements to manage and mitigate interest rate risk exposure. (See Notes 1, 7, 10, 12 and 14 to the Consolidated Financial Statements.)

   Based on a sensitivity analysis as of December 31, 2001, it was estimated that if market interest rates average 1% higher (lower) in 2002 than in 2001, earnings before income taxes would decrease (increase) by approximately $57 million. Comparatively, based on a sensitivity analysis as of December 31, 2000, had interest rates averaged 1% higher (lower) in 2001 than in 2000, it was estimated that earnings before income taxes would have decreased (increased) by approximately $53 million. These amounts include the effects of interest rate hedges and were determined by considering the impact of the hypothetical interest rates on the variable-rate securities outstanding as of December 31, 2001 and 2000. The increase in interest rate sensitivity is primarily due to the increase in outstanding variable-rate commercial paper. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy's financial structure.

Equity Price Risk

   Duke Energy maintains trust funds, as required by the Nuclear Regulatory Commission (NRC), to fund certain costs of nuclear decommissioning. (See Note 11 to the Consolidated Financial Statements.) As of December 31, 2001 and 2000, these funds were invested primarily in domestic and international equity securities, fixed-rate, fixed-income securities and cash and cash equivalents. Duke Energy has an agreement with the NRC that these funds will only be used for activities relating to nuclear decommissioning. Because the accounting for nuclear decommissioning recognizes that costs are recovered through Franchised Electric's rates, fluctuations in equity prices or interest rates do not affect consolidated results of operations, cash flows or financial position. (See Current Issues--Nuclear Decommissioning Costs.)

Foreign Currency Risk

   Duke Energy is exposed to foreign currency risk from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, transactions are denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be hedged through debt denominated or issued in the foreign currency. Duke Energy also uses foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. To monitor its currency exchange rate risks, Duke Energy uses sensitivity analysis, which measures the impact of devaluation of the foreign currencies to which it has exposure.

   As of December 31, 2001, Duke Energy's primary foreign currency rate exposures were the Brazilian real, the Peruvian nuevo sol, the Australian dollar, the El Salvadoran colon, the Argentine peso, the European euro and the Canadian dollar. Based on a sensitivity analysis as of December 31, 2001, a 10% devaluation in the currency exchange rate in any or all of these foreign currencies would be insignificant to Duke Energy's Consolidated Statements of Income. Significant devaluations may impact Duke Energy's Consolidated Balance Sheets by decreasing the value of Duke Energy's net investments through a reduction in the cumulative translation adjustment in OCI.

   Since 1991, the Argentine peso has been pegged to the U.S. dollar at a fixed 1:1 exchange ratio. In December 2001, the Argentine government imposed a restriction that limited cash withdrawals above a certain amount and foreign money transfers. Financial institutions were allowed to conduct limited activity as a bank and exchange holiday was announced, and currency exchange activity was essentially halted. In January 2002, the Argentine government announced the creation of a dual-currency system. Subsequently, however, the Argentine government has decided to use a free-floating currency.

   Duke Energy's investment in Argentina was U.S. dollar functional as of December 31, 2001. Once a functional currency determination has been made, that determination must be adhered to consistently, unless significant changes in economic factors indicate that the entity's functional currency has changed. The recent events in Argentina require a change. In January 2002, the functional currency of Duke Energy's investment in Argentina changed from the U.S. dollar to the Argentine peso. In compliance with SFAS No. 52, "Foreign Currency Translation," the change in functional currency will be made prospectively. Management believes that the events in Argentina will have no material adverse effect on Duke Energy's future consolidated results of operations, cash flows or financial position.

CURRENT ISSUES

   Electric Competition. Wholesale Competition. The Energy Policy Act of 1992 and the FERC's subsequent rulemaking activities opened the wholesale energy market to competition. Open-access transmission for wholesale customers, as defined by the FERC's rules, provides energy suppliers, including Duke Energy, with opportunities to sell and deliver capacity and energy at market-based prices. From the FERC's open-access rule, Franchised Electric obtained the rights to sell capacity and energy at market-based rates from its own assets, which allows Franchised Electric to purchase, at attractive rates, a portion of its capacity and energy requirements resulting in lower overall costs to customers. Open access also provides Franchised Electric's existing wholesale customers with competitive opportunities to seek other suppliers for their capacity and energy requirements.

   In 1999 and 2000, the FERC issued its Order 2000 and Order 2000-A regarding Regional Transmission Organizations (RTOs). These orders set minimum characteristics and functions RTOs must meet, including independent authority to establish the terms and conditions of transmission service over the facilities they control. The orders provide for an open and flexible RTO structure to meet the needs of the market, and for the possibility of incentive ratemaking and other benefits for transmission owners that participate.

   As a result of these rulemakings, Duke Energy and two other investor-owned utilities, Carolina Power & Light Company and South Carolina Electric & Gas Company, planned to establish GridSouth Transco, LLC (GridSouth), as an RTO responsible for the control of the companies' combined transmission systems. In March 2001, GridSouth received provisional approval from the FERC. However, in July 2001, the FERC issued orders recommending that utilities throughout the U.S. combine their transmission systems to create four large independent regional operators, one each in the Northeast, Southeast, Midwest and West. The FERC ordered

GridSouth and other utilities in the Southeast to join in 45 days of mediation to negotiate terms of a Southeast RTO. The FERC has not issued an order specifically based on those proceedings.

   Duke Energy, Carolina Power & Light Company and South Carolina Electric & Gas Company remain committed to the GridSouth RTO, but due to regulatory uncertainties in the RTO arena, the companies have withdrawn their applications to the PSCSC and NCUC to transfer functional control of their electric transmission assets to GridSouth. The companies intend to file new applications before the state commissions in the near future, including a revised GridSouth structure designed to meet the needs of customers and regulators. Also, in January of 2002, GridSouth signed a memorandum of understanding with the representatives of SeTrans Grid Company (SeTrans), a group of investor-owned utilities and public power entities in several southeastern states seeking to form an RTO, to cooperate in discussing potential operational relationships between GridSouth and SeTrans and the structure of wholesale electric markets in the southeast U.S.

   The actual structure of GridSouth or an alternative combined transmission structure and the date it will become operational depend upon the resolution of all regulatory approvals and technical issues. Management believes that the result of this process, and the establishment and operation of GridSouth or an alternative combined transmission system structure, will have no material adverse effect on Duke Energy's future consolidated results of operations, cash flows or financial position.

   Retail Competition. Currently, Franchised Electric operates as a vertically integrated, investor-owned utility with exclusive rights to supply electricity in a franchised service territory--a 22,000-square-mile service territory in the Carolinas. In its retail business, the NCUC and the PSCSC regulate Franchised Electric's service and rates.

   Electric industry restructuring is being addressed throughout the U.S. and will likely impact all entities owning electric generating assets. The NCUC and the PSCSC are studying the merits of restructuring the electric utility industry in the Carolinas. In 1997, North Carolina passed a bill that established a study commission, including legislators, customers, utilities and a member of an environmental group, to examine whether competition should be implemented in the state. In 2000, the study commission unanimously approved a set of recommendations on electric restructuring and submitted a report containing these recommendations to the General Assembly. The report recommended retail deregulation beginning partially in 2005 and fully in 2006. However, events in California's power market have led the study commission to evaluate whether, and to what extent, proposed legislation should be introduced. In general, the commission has expressed interest in ensuring that a viable wholesale electric market is in place prior to opening the state's retail electric market.

   Currently, the electric utility industry is predominantly regulated on a basis designed to recover the cost of providing electric power to customers. If cost-based regulation were to be discontinued in the industry for any reason, including competitive pressure on the cost-based prices of electricity, profits could be reduced and electric utilities might be required to reduce their asset balances to reflect a market basis less than cost. Discontinuance of cost-based regulation would also require affected utilities to write off their associated regulatory assets. Duke Energy's regulatory assets are included in the Consolidated Balance Sheets. The portion of these regulatory assets related to Franchised Electric is approximately $1.0 billion, including primarily purchased capacity costs, deferred debt expense and deferred taxes related to regulatory assets. Duke Energy is recovering substantially all of these regulatory assets through its current wholesale and retail electric rates and may attempt to continue to recover these assets during a transition to competition. In addition, Duke Energy would seek to recover the costs of its electric generating facilities in excess of the market price of power at the time of transition.

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

   Natural Gas Competition. Wholesale Competition. In 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring interstate pipelines to file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity;
(ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by Duke Energy during 2000. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in 2000, the FERC generally denied requests for rehearing and several parties, including Duke Energy, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. During the third quarter of 2001, Duke Energy's interstate pipelines submitted revised pro forma tariff sheets to update the filings originally submitted in 2000. These filings are currently subject to review and approval by the FERC.

   Management believes that the effects of these matters will have no material adverse effect on Duke Energy's future consolidated results of operations, cash flows or financial position.

   Retail Competition. Changes in regulation to allow retail competition could affect Duke Energy's natural gas transportation contracts with local natural gas distribution companies. While natural gas retail deregulation is in the very early stages of development, management believes the effects of this matter will have no material adverse effect on Duke Energy's future consolidated results of operations, cash flows or financial position.

   Nuclear Decommissioning Costs. Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $1.9 billion stated in 1999 dollars based on decommissioning studies completed in 1999 (studies are completed every five years). Duke Energy contributes to an external decommissioning trust fund and maintains an internal reserve to fund these costs.

   The balance of the external funds was $716 million as of December 31, 2001 and $717 million as of December 31, 2000, and is reflected in the Consolidated Balance Sheets as Nuclear Decommissioning Trust Funds (asset) and Nuclear Decommissioning Costs Externally Funded (liability). The balance of the internal reserve was $239 million as of December 31, 2001 and $231 million as of December 31, 2000, and is reflected in the Consolidated Balance Sheets as Accumulated Depreciation and Amortization.

   Both the NCUC and the PSCSC have granted Duke Energy recovery of estimated decommissioning costs through retail rates over the expected remaining service periods of its nuclear plants. Management believes that the decommissioning costs being recovered through rates, when coupled with expected fund earnings, are sufficient to provide for the cost of decommissioning. Additionally, management believes that funding of the decommissioning costs will not have a material adverse effect on consolidated results of operations, cash flows or financial position. (See Note 11 to the Consolidated Financial Statements.)

   The external decommissioning trust fund is invested primarily in domestic and international equity securities, fixed-rate, fixed-income securities and cash and cash equivalents. Duke Energy has an agreement with the NRC that these funds will only be used for activities relating to nuclear decommissioning. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Because the accounting for nuclear decommissioning recognizes that costs are recovered through Franchised Electric's rates, fluctuations in equity prices or interest rates do not affect consolidated results of operations, cash flows or financial position.

   Nuclear Relicensing. In 2000, the NRC renewed the operating license for Duke Energy's three Oconee nuclear units through 2033 to 2034. Applications to renew the operating licenses for Duke Energy's Catawba and McGuire nuclear units were filed with the NRC in June 2001. These operating licenses currently expire between 2021 and 2026.

   Environmental. Duke Energy is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

   Manufactured Gas Plants and Superfund Sites. Duke Energy operated manufactured gas plants until the early 1950s and has entered into a cooperative effort with the State of North Carolina and other owners of former manufactured gas plant sites to investigate and, where necessary, remediate those contaminated sites. Regulators consider Duke Energy to be a potentially responsible party, possibly subject to future liability at six federal and two state Superfund sites. While remediation costs may be substantial, Duke Energy will share in any liability associated with contamination at these sites with other potentially responsible parties. Management believes that resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows or financial position.

   PCB (Polychlorinated Biphenyl) Assessment and Cleanup Programs. In 2001, Texas Eastern Transmission, LP, a wholly owned subsidiary of Duke Energy, completed the remaining requirements of a 1989 U.S. Consent Decree regarding the cleanup of PCB-contaminated sites. The Environmental Protection Agency
(EPA) certified the completion of all work under the Consent Decree in January 2002. Monitoring of groundwater and remediation at certain sites may continue as required by various state authorities.

   In March 1999, Duke Energy sold PEPL and Trunkline to CMS. (See Note 1 to the Consolidated Financial Statements for more information on the sale of the pipelines.) Under the terms of the sales agreement with CMS, Duke Energy is obligated to complete cleanup of previously identified contamination resulting from the past use of PCB-containing lubricants and other discontinued practices at certain sites on the PEPL and Trunkline systems.

   Based on Duke Energy's experience to date and costs incurred for cleanup, management believes the resolution of matters relating to the environmental issues discussed above will have no material adverse effect on consolidated results of operations, cash flows or financial position.

   Air Quality Control. In 1998, the EPA issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans (SIPs) to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA rule was challenged in court by various states, industry and other interests, including Duke Energy and the states of North Carolina and South Carolina. In 2000, the court upheld most aspects of the EPA rule. The same court subsequently extended the compliance deadline for implementation of emission reductions to May 31, 2004.

   In 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act (CAA). Section 126 of the CAA has virtually identical emission control requirements as the 1998 action, and specified a May 1, 2003 compliance date. While the emission reduction requirements of the rule have been upheld in court, the implementation date for the rule has been revised to May 2004 as a result of a legal challenge and the resulting court order. Management estimates that Duke Energy will spend from $500 million to $900 million in capital costs for additional emission controls through 2007 to comply with the new EPA rules.

   Both North Carolina and South Carolina have revised their SIPs in response to the EPA's 1998 rule, and are awaiting EPA approval. Legislation was introduced in the North Carolina General Assembly in 2001 and passed by the state Senate that would require North Carolina electric utilities, including Duke Energy, to make significant reductions in emissions of sulfur dioxide and nitrogen oxides from coal-fired power plants over the next seven to 11 years. Management estimates Duke Energy's cost of achieving the proposed emission reductions to be approximately $1.5 billion. A provision in the proposed North Carolina legislation allows Duke Energy to recover those costs from customers through an environmental compliance expenditure-recovery factor that is separate from the electric utility's base rates. If passed into law, the final provisions could be significantly different from the proposal.

   Emission control retrofits needed to comply with the new rules are large technical, design and construction projects. These projects will be managed closely to ensure the continuation of reliable electric service to Duke Energy's customers throughout the projects and upon their completion.

   In 2000, the U.S. Justice Department, acting on behalf of the EPA, filed a complaint against Duke Energy in the U.S. District Court in Greensboro, North Carolina, for alleged violations of the New Source Review (NSR) provisions of the CAA. The EPA claims that 29 projects performed at 25 of Duke Energy's coal-fired units were major modifications, as defined in the CAA, and that Duke Energy violated the CAA's NSR requirements when it undertook those projects without obtaining permits and installing emission controls for sulfur dioxide, nitrogen oxide and particulate matter. The complaint asks the court to order Duke Energy to stop operating the coal-fired units identified in the complaint, install additional emission controls and pay unspecified civil penalties. This complaint is part of the EPA's NSR enforcement initiative, in which the EPA claims that utilities and others have committed widespread violations of the CAA permitting requirements for the past 25 years. The EPA has sued or issued notices of violation of investigative information requests to at least 48 other electric utilities and cooperatives.

   The EPA's allegations run counter to previous EPA guidance regarding the applicability of the NSR permitting requirements. Duke Energy, along with other utilities, has routinely undertaken the type of repair, replacement and maintenance projects that the EPA now claims are illegal. Duke Energy believes that all of its electric generation units are properly permitted and have been properly maintained, and is defending itself vigorously against these alleged violations. The U.S. Vice President's National Energy Policy Development Group has ordered the EPA to review its NSR rules and has ordered the Department of Justice to review the appropriateness of the enforcement cases. The EPA review was scheduled to be completed by August 2001, but has not yet been concluded. In January 2002, the Department of Justice released a report concluding that it was not improper for the Department of Justice to initiate the enforcement cases brought on behalf of the EPA. It specifically declined to address whether the EPA's enforcement actions are wise as a matter of national energy policy. Because these matters are in a preliminary stage, management cannot estimate the effects of these matters on Duke Energy's future consolidated results of operations, cash flows or financial position. The CAA authorizes civil penalties of up to $27,500 per day per violation at each generating unit. Civil penalties, if ultimately imposed by the court, and the cost of any required new pollution control equipment, if the court accepts the EPA's contentions, could be substantial.

   Global Climate Change. In 1997, the United Nations held negotiations in Kyoto, Japan, to determine how to minimize global warming. The resulting Kyoto Protocol prescribed, among other greenhouse gas emission reduction tactics, carbon dioxide emission reductions from fossil-fueled electric generating facilities in the U.S. and other developed nations, as well as methane emission reductions from natural gas operations. The high-level operational framework for implementing the Kyoto Protocol was agreed to in November 2001. If the Kyoto Protocol were to be implemented in developed countries where Duke Energy operates, it could have far-reaching implications for Duke Energy and the entire energy industry. However, the outcome and timing of these implications are highly uncertain, and Duke Energy cannot estimate the effects on future consolidated results of operations, cash flows or financial position. Duke Energy remains engaged in discussions with those developing public policy initiatives and continuously assesses the commercial implications for its markets around the world.

   Notice of Proposed Rulemaking (NOPR). On September 27, 2001, the FERC issued a NOPR announcing that it is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines and electric transmitting public utilities that are currently subject to different gas or electric standards. The proposed standards would change how companies and their affiliates interact and share information by broadening the definition of "affiliate" covered by the standards of conduct, from the more narrow definition in the existing regulations. The NOPR also seeks comment on whether the standards of conduct should be broadened to include the separation of those involved in the bundled retail electric sales function from those in the transmission function, as the current standards apply only to those involved in wholesale activities. Various entities filed comments on the NOPR with the FERC, including Duke Energy which filed on December 20, 2001. The FERC has indicated that they appreciate the complexity of the issues and that they would prefer having a technical conference before entering directly into a final rulemaking. No notice of a technical conference has been given at this time.

   Regulatory Matters. In 2001, the NCUC and PSCSC began a joint investigation, along with the Public Staff of the NCUC, regarding certain Duke Power regulatory accounting entries for 1998. In its internal review of the 14 entries in question, Duke Energy concluded that nine items were correctly classified for regulatory accounting. Four items were incorrectly classified for regulatory purposes for 1998 only, and did not recur. The classification of the remaining item, distributions from a mutual insurance company, is subject to differing regulatory interpretations. Duke Energy believes this item was appropriately classified, but is evaluating its classification for future years. As part of their investigation, the NCUC and PSCSC have jointly engaged an independent firm to conduct an audit of Duke Power's accounting records for reporting periods from 1998 through June 30, 2001. Duke Energy continues to fully cooperate with the commissions in their investigation. As requested by the NCUC, Duke Energy has recorded the 2001 mutual insurance distribution, approximately $33 million, in a deferred credit account on the Consolidated Balance Sheets, pending final outcome of the independent audit.

   California Issues. Duke Energy, some of its subsidiaries and three current or former executives have been named as defendants, among other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California. The plaintiffs seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. DENA and DETM are among 16 defendants in a class-action lawsuit (the Gordon lawsuit) filed against generators and traders of electricity in California markets. DETM was also named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers, traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit) was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, on their own behalf as citizens and on behalf of the general public, and includes Duke Energy, some of its subsidiaries and three current or former executives of Duke Energy among other corporate and individual defendants. The Gordon and Hendricks class-action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. The plaintiffs seek aggregate damages of billions of dollars. The lawsuits seek the refund of alleged unlawfully obtained revenues for electricity sales and, in four lawsuits, an award of treble damages. These suits have been consolidated before a state court judge in San Diego. While these matters are in their earliest stages, management believes, based on its analysis of the facts and the asserted claims, that their resolution will have no material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

   In addition to the lawsuits, several investigations and regulatory proceedings at the state and federal levels are looking into the causes of high wholesale electricity prices in the western U.S. At the federal level, numerous proceedings are before the FERC. Some parties to those proceedings have made claims for billions of dollars of refunds from sellers of wholesale electricity, including DETM. Some parties have also sought to revoke the authority of DETM and other DENA-affiliated electricity marketers to sell electricity at market-based rates. The FERC is also conducting its own wholesale pricing investigation. As a result, the FERC has ordered some sellers, including DETM, to refund, or to offset against outstanding accounts receivable, amounts billed for electricity sales in excess of a FERC-established proxy price. The proxy price represents what the FERC believes would have been the market-clearing price in a perfectly competitive market. In June 2001, DETM offset approximately $20 million against amounts owed by the California Independent System Operator and the California Power Exchange for electricity sales during January and February 2001. This offset reduced the $110 million reserve established in 2000 to $90 million. Proceedings are ongoing to determine, among other issues, the amount of any refunds or offsets for periods prior to January 2001, and the method to be used to determine the proxy price in future months.

   At the state level, the California Public Utilities Commission is conducting formal and informal investigations to determine if power plant operators in California, including some Duke Energy entities, have improperly "withheld," either economically or physically, generation output from the market to manipulate market prices. In addition, the California State Senate formed a Select Committee to Investigate Price Manipulation of the Wholesale Energy Market (Select Committee). The Select Committee has served a subpoena on Duke Energy and some of its subsidiaries seeking data concerning their California market activities. The Select Committee has heard testimony from several witnesses but no one from Duke Energy has yet been subpoenaed to testify.

   The California Attorney General is also conducting an investigation to determine if any market participants engaged in illegal activity, including antitrust violation, in the course of their electricity sales into wholesale markets in the western U.S. The Attorneys General of Washington and Oregon are participating in the California Attorney General's investigation. The San Diego District Attorney is conducting a separate investigation into market activities and has issued subpoenas to DETM and a DENA subsidiary.

   The California Attorney General has also convened a grand jury to determine whether criminal charges should be brought against any market participants. To date, no Duke Energy employee has been called to testify before the grand jury nor have any criminal charges been filed against Duke Energy or any of its officers, directors or employees in connection with the wholesale electricity markets in the states of the western U.S.

   Throughout 2001, Duke Energy conducted its business in California to supply the maximum possible electricity to meet the needs of the state, limit its exposure to non-creditworthy counterparties and manage the output limitations on its power plants imposed by applicable permits and laws. Since December 31, 2000, Duke Energy has closely managed the balance of doubtful receivables, and believes that the current pre-tax bad debt provision of $90 million is appropriate. No additional provisions for California receivables were recorded in 2001. Management believes, based on its analysis of the facts and the asserted claims, that the resolution of these matters will have no material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

   Litigation and Contingencies. Exxon Mobil Corporation Arbitration. In 2000, three Duke Energy subsidiaries initiated binding arbitration against three Exxon Mobil Corporation subsidiaries (the Exxon Mobil entities) concerning the parties' joint ownership of DETM and related affiliates (the Ventures). At issue is a buy-out right provision under the joint venture agreements for these entities. If there is a material business dispute between the parties, which Duke Energy alleges has occurred, the buy-out provision gives Duke Energy the right to purchase Exxon Mobil's 40% interest in DETM. Exxon Mobil does not have a similar right under the joint venture agreements and once Duke Energy exercises the buy-out right, each party has the right to "unwind" the buy-out under certain specific circumstances. In December 2000, Duke Energy exercised its right to buy the Exxon Mobil entities' interest in the Ventures. Duke Energy claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the buy-out right provision, and seeks specific performance of the provision. Duke Energy has also made additional claims against the Exxon Mobil entities for breach of the agreements governing the Ventures.

   In January 2001, the Exxon Mobil entities made counterclaims in the arbitration and, in a separate Texas state court action, alleged that Duke Energy breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court stayed its action, compelling the Exxon Mobil entities to arbitrate their claims. The Exxon Mobil entities proceeded with the arbitration of their claims and have not challenged this order in an appellate court. In early October 2001, the arbitration panel convened an evidentiary hearing regarding the buy-out right provision and Duke Energy's and Exxon Mobil's claims against each other. The panel has not yet ruled but Duke Energy expects a final decision from the panel in early 2002. Management believes that the final disposition of this action will have no material adverse effect on Duke Energy's consolidated results of operations or financial position.

   Duke Energy and its subsidiaries are involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will have no material adverse effect on consolidated results of operations, cash flows or financial position. (See Note 15 to the Consolidated Financial Statements for information concerning litigation and other commitments and contingencies.)

   New Accounting Standards. In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

   SFAS No. 141 requires that all business combinations initiated (as defined by the standard) after June 30, 2001 be accounted for using the purchase method. Companies may no longer use the pooling method of accounting for future combinations.

   SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by Duke Energy as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate. No such intangibles have been identified at Duke Energy. Duke Energy expects the adoption of SFAS No. 142 to have an impact on future financial statements, due to the discontinuation of goodwill amortization expense. For 2001, pre-tax goodwill amortization expense was $101 million. The FASB and the EITF continue to respond to questions to clarify key aspects of SFAS No. 142. Duke Energy has determined the effect of implementing SFAS No. 142 and does not expect to record any impairment in 2002.

   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. It is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. Duke Energy is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations or financial position.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Duke Energy has evaluated the new standard, and management believes that it will have no material adverse effect on Duke Energy's consolidated results of operations or financial position.

   Energy Industry and Accounting Practices. The energy industry landscape changed during 2001. The bankruptcy of Enron (See Quantitative and Qualitative Disclosures About Market Risk--Credit Risk), the tragic events of September 11, 2001 and the global economic downturn will likely have continued impacts on the industry.

   Near-term economic growth is likely to be lower and more cyclical than in the recent past. As a result, industrial or commercial customers and trading counterparties could reduce their business volume with Duke Energy. However, overall demand for power is still on the rise. Current estimates place demand growth for power between 1% and 2% annually over the next decade. Duke Energy will continue to seek opportunities to reduce the risks associated with economic impacts on its customers, and help markets achieve desired supply/demand equilibrium and infrastructure reliability.

   The situation surrounding Enron's bankruptcy has forced regulators and legislators to take a renewed look at accounting practices, financial disclosures, companies' relationships with their independent auditors and retirement plan practices. Duke Energy cannot predict the ultimate impact of any future changes in laws or regulations. However, Duke Energy is committed to complying with all laws and regulations and will continue to play an active role in helping to shape future laws and regulations as they evolve.

   Subsequent Events. On January 31, 2002, Duke Energy announced the planned sale of its DE&S business unit to Framatome ANP, Inc. (a nuclear supplier) for approximately $84 million. Two components of DE&S are not part of the sale. Duke Energy will establish Duke Energy--Energy Delivery Services, formed by the power delivery services component of DE&S, which will continue to supply power delivery solutions to customers. Leadership of the U.S. Department of Energy Mixed Oxide Fuel project will also remain with Duke Energy. The transaction will require a Hart Scott Rodino filing and is expected to close in the second quarter of 2002.

   On March 13, 2002, Duke Energy announced the planned sale of DukeSolutions to Ameresco, Inc. Duke Energy expects to close the transaction during the second quarter of 2002, and record a loss of approximately $20 million.

   On March 14, 2002, Duke Energy acquired Westcoast for approximately $8 billion, including the assumption of debt. Westcoast, headquartered in Vancouver, British Columbia, is a North American energy company with interests in natural gas gathering, processing, transmission, storage and distribution, as well as power generation and international energy businesses. In the transaction, a Duke Energy subsidiary acquired all of the outstanding common shares of Westcoast in exchange for approximately 49.9 million shares of Duke Energy common stock (including exchangeable shares of a Duke Energy Canadian subsidiary that are substantially equivalent to and exchangeable on a one-for-one basis for Duke Energy common stock), and approximately $1.8 billion in cash. Under proration provisions that ensure that approximately 50% of the total consideration is paid in cash and 50% in stock, each common share of Westcoast entitled the holder to elect to receive $43.80 in cash (Canadian), ..7711 of a share of Duke Energy common stock or of an exchangeable share of a Duke Energy Canadian subsidiary, or a combination thereof. The cash portion of the consideration was funded with the proceeds from the issuance of $750 million in Equity Units in November 2001 (See Financing Cash Flows) along with incremental commercial paper. Duke Energy plans to retire the commercial paper later in 2002 and replace it with permanent capital in the form of mandatory convertible equity. The timing for the mandatory convertible equity will be dependent on the opportunities presented and favorable market conditions. The Westcoast acquisition was accounted for using the purchase method of accounting.

   Forward-Looking Statements. Duke Energy's reports, filings and other public announcements may include statements that reflect assumptions, projections, expectations, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Generally, the words "may," "could," "project," "believe," "anticipate," "expect," "estimate," "plan," "forecast," "intend" and similar words identify forward-looking statements, which generally are not historical in nature. All such statements (other than statements of historical facts), including statements regarding operating performance, financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations and events or developments that we expect or anticipate will occur in the future, are forward looking. Forward-looking statements are subject to certain risks and uncertainties that could, and often do, cause actual results to differ from Duke Energy's historical experience and our present expectations or projections. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. Caution should be taken not to place undue reliance on any such forward-looking statements.

   Factors that could cause actual results to differ materially from the expectations expressed or implied in such forward-looking statements include, but are not limited to: state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree at which competition enters the electric and natural gas industries; industrial, commercial and residential growth in the service territories of Duke Energy and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates; changes in environmental and other laws and regulations to which Duke Energy and its subsidiaries are subject or other external factors over which Duke Energy has no control; the results of financing efforts, including Duke Energy's ability to obtain financing on favorable terms, which can be affected by Duke Energy's credit rating and general economic conditions; level of creditworthiness of counterparties to transactions; growth opportunities for Duke Energy's business units; and the effect of accounting policies issued periodically by accounting standard-setting bodies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   See "Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk."

Item 8. Financial Statements and Supplementary Data.

                            DUKE ENERGY CORPORATION

                       Consolidated Statements Of Income

                                                                                         Years Ended December 31,
                                                                                         ------------------------
                                                                                          2001     2000    1999
                                                                                         -------  ------- -------
                                                                                           In millions, except
                                                                                            per-share amounts
Operating Revenues
  Sales, trading and marketing of natural gas and petroleum products (Notes 1 and 7).... $33,364  $28,284 $10,922
  Trading and marketing of electricity (Notes 1 and 7)..................................  18,010   13,086   3,745
  Generation, transmission and distribution of electricity (Notes 1 and 4)..............   5,410    5,315   4,799
  Transportation and storage of natural gas (Notes 1 and 4).............................     996    1,045   1,139
  Gain on sale of equity investment (Note 2)............................................      --      407      --
  Other (Note 8)........................................................................   1,723    1,181   1,161
                                                                                         -------  ------- -------
   Total operating revenues.............................................................  59,503   49,318  21,766
                                                                                         -------  ------- -------
Operating Expenses
  Natural gas and petroleum products purchased (Note 1).................................  32,021   27,670  10,636
  Net interchange and purchased power (Notes 1, 4 and 5)................................  16,515   12,000   3,507
  Fuel used in electric generation (Notes 1 and 11).....................................     965      781     764
  Other operation and maintenance (Notes 4 and 11)......................................   4,135    3,469   3,701
  Depreciation and amortization (Notes 1 and 5).........................................   1,336    1,167     968
  Property and other taxes..............................................................     431      418     371
                                                                                         -------  ------- -------
   Total operating expenses.............................................................  55,403   45,505  19,947
                                                                                         -------  ------- -------
Operating Income........................................................................   4,100    3,813   1,819
Other Income and Expenses...............................................................     156      201     224
Interest Expense (Notes 7 and 10).......................................................     785      911     601
Minority Interest Expense (Notes 2, 12 and 13)..........................................     327      307     142
                                                                                         -------  ------- -------
Earnings Before Income Taxes............................................................   3,144    2,796   1,300
Income Taxes (Notes 1 and 6)............................................................   1,150    1,020     453
                                                                                         -------  ------- -------
Income Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle   1,994    1,776     847
Extraordinary Gain, net of tax (Note 1).................................................      --       --     660
Cumulative Effect of Change in Accounting Principle, net of tax (Note 1)................     (96)      --      --
                                                                                         -------  ------- -------
Net Income..............................................................................   1,898    1,776   1,507
Preferred and Preference Stock Dividends (Note 14)......................................      14       19      20
                                                                                         -------  ------- -------
Earnings Available For Common Stockholders.............................................. $ 1,884  $ 1,757 $ 1,487
                                                                                         =======  ======= =======
Common Stock Data (Note 1)
  Weighted-average shares outstanding...................................................     767      736     729
  Earnings per share (before extraordinary item and cumulative effect of change in accounting principle)
   Basic................................................................................ $  2.58  $  2.39 $  1.13
   Diluted.............................................................................. $  2.56  $  2.38 $  1.13
  Earnings per share
   Basic................................................................................ $  2.45  $  2.39 $  2.04
   Diluted.............................................................................. $  2.44  $  2.38 $  2.03
  Dividends per share................................................................... $  1.10  $  1.10 $  1.10

                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION

                     Consolidated Statements Of Cash Flows

                                                                                                    Years Ended December 31,
                                                                                                   -------------------------
                                                                                                    2001     2000     1999
                                                                                                   -------  -------  -------
                                                                                                          In millions
Cash Flows From Operating Activities
  Net income...................................................................................... $ 1,898  $ 1,776  $ 1,507
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..................................................................   1,450    1,348    1,151
   Cumulative effect of change in accounting principle............................................      96       --       --
   Extraordinary gain, net of tax.................................................................      --       --     (660)
   Gain on sale of equity investment..............................................................      --     (407)      --
   Provision on NAWE's California receivables.....................................................      --      110       --
   Impairment charges.............................................................................      36       --       --
   Injuries and damages accrual...................................................................      --       --      800
   Deferred income taxes..........................................................................     129      152     (210)
   Purchased capacity levelization................................................................     156      138      104
   Transition cost recoveries, net................................................................      --       82       95
   (Increase) decrease in
    Net unrealized mark-to-market and hedging transactions........................................      91     (464)     (24)
    Receivables...................................................................................   3,166   (5,167)    (659)
    Inventory.....................................................................................    (192)    (100)     (89)
    Other current assets..........................................................................     694     (796)    (138)
   Increase (decrease) in
    Accounts payable..............................................................................  (3,545)   4,867      477
    Taxes accrued.................................................................................     183     (439)     (57)
    Interest accrued..............................................................................      28       64       32
    Other current liabilities.....................................................................     297    1,116       73
   Other, assets..................................................................................     351      175      221
   Other, liabilities.............................................................................    (243)    (230)      61
                                                                                                   -------  -------  -------
      Net cash provided by operating activities...................................................   4,595    2,225    2,684
                                                                                                   -------  -------  -------
Cash Flows From Investing Activities
  Capital expenditures, net of cash acquired......................................................  (5,930)  (4,568)  (5,291)
  Investment expenditures.........................................................................  (1,093)    (966)    (596)
  Proceeds from sale of subsidiaries and equity investment........................................      --      400    1,900
  Notes Receivable................................................................................     201     (158)      83
  Other...........................................................................................     541      362      153
                                                                                                   -------  -------  -------
      Net cash used in investing activities.......................................................  (6,281)  (4,930)  (3,751)
                                                                                                   -------  -------  -------
Cash Flows From Financing Activities
  Proceeds from the issuance of
   Long-term debt.................................................................................   2,673    3,206    3,221
   Guaranteed preferred beneficial interests in subordinated notes of Duke Energy Corporation or
    subsidiaries..................................................................................      --       --      484
   Common stock and stock options.................................................................   1,432      230      162
  Payments for the redemption of
   Long-term debt.................................................................................  (1,298)  (1,191)  (1,505)
   Preferred and preference stock.................................................................     (33)     (33)     (20)
  Net change in notes payable and commercial paper................................................    (246)   1,484       58
  Distributions to minority interests.............................................................    (329)  (1,216)      --
  Contributions from minority interests...........................................................      --    1,116       --
  Dividends paid..................................................................................    (871)    (828)    (822)
  Other...........................................................................................      26      (54)      22
                                                                                                   -------  -------  -------
      Net cash provided by financing activities...................................................   1,354    2,714    1,600
                                                                                                   -------  -------  -------
  Net (decrease) increase in cash and cash equivalents............................................    (332)       9      533
  Cash and cash equivalents at beginning of period................................................     622      613       80
                                                                                                   -------  -------  -------
  Cash and cash equivalents at end of period...................................................... $   290  $   622  $   613
                                                                                                   =======  =======  =======
Supplemental Disclosures
  Cash paid for interest, net of amount capitalized............................................... $   733  $   817  $   541
  Cash paid for income taxes...................................................................... $   770  $ 1,177  $   732

                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION

                          Consolidated Balance Sheets

                                                                              December 31,
                                                                             ---------------
                                                                              2001    2000
                                                                             ------- -------
                                                                               In millions
ASSETS
Current Assets (Note 1)
 Cash and cash equivalents (Note 7)......................................... $   290 $   622
 Receivables (Notes 1 and 7)................................................   5,301   8,648
 Inventory (Note 1).........................................................   1,017     739
 Current portion of purchased capacity costs (Note 5).......................     160     149
 Unrealized gains on mark-to-market and hedging transactions (Notes 1 and 7)   2,326  11,038
 Other......................................................................     451   1,317
                                                                             ------- -------
     Total current assets...................................................   9,545  22,513
                                                                             ------- -------
Investments and Other Assets
 Investments in affiliates (Note 8).........................................   1,480   1,387
 Nuclear decommissioning trust funds (Note 11)..............................     716     717
 Pre-funded pension costs (Note 18).........................................     313     304
 Goodwill, net of accumulated amortization (Notes 1 and 2)..................   1,730   1,566
 Notes receivable...........................................................     576     462
 Unrealized gains on mark-to-market and hedging transactions (Notes 1 and 7)   3,117   4,218
 Other......................................................................   1,299   1,143
                                                                             ------- -------
     Total investments and other assets.....................................   9,231   9,797
                                                                             ------- -------
Property, Plant and Equipment (Notes 1, 5, 9, 10 and 11)
 Cost.......................................................................  39,464  34,598
 Less accumulated depreciation and amortization.............................  11,049  10,146
                                                                             ------- -------
     Net property, plant and equipment......................................  28,415  24,452
                                                                             ------- -------
Regulatory Assets and Deferred Debits (Notes 1 and 4)
 Purchased capacity costs (Note 5)..........................................     189     356
 Deferred debt expense......................................................     203     208
 Regulatory asset related to income taxes...................................     510     506
 Other (Notes 4 and 15).....................................................     282     400
                                                                             ------- -------
     Total regulatory assets and deferred debits............................   1,184   1,470
                                                                             ------- -------
Total Assets................................................................ $48,375 $58,232
                                                                             ======= =======




                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION

                                                                                         December 31,
                                                                                       ---------------
                                                                                        2001    2000
                                                                                       ------- -------
                                                                                         In millions
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable..................................................................... $ 4,231 $ 7,733
 Notes payable and commercial paper (Notes 7 and 10)..................................   1,603   1,826
 Taxes accrued (Note 1)...............................................................     443     261
 Interest accrued.....................................................................     239     208
 Current maturities of long-term debt and preferred stock (Notes 10 and 14)...........     274     470
 Unrealized losses on mark-to-market and hedging transactions (Notes 1 and 7).........   1,519  11,070
 Other (Notes 1 and 15)...............................................................   2,118   1,769
                                                                                       ------- -------
     Total current liabilities........................................................  10,427  23,337
                                                                                       ------- -------
Long-term Debt (Notes 7 and 10).......................................................  12,321  10,717
                                                                                       ------- -------
Deferred Credits and Other Liabilities (Note 1)
 Deferred income taxes (Note 6).......................................................   4,307   3,851
 Investment tax credit (Note 6).......................................................     189     211
 Nuclear decommissioning costs externally funded (Note 11)............................     716     717
 Environmental cleanup liabilities (Note 15)..........................................      85     100
 Unrealized losses on mark-to-market and hedging transactions (Notes 1 and 7).........   2,212   3,581
 Other (Notes 4 and 15)...............................................................   1,542   1,574
                                                                                       ------- -------
     Total deferred credits and other liabilities.....................................   9,051  10,034
                                                                                       ------- -------
Commitments and Contingencies (Notes 5, 11 and 15)
Guaranteed Preferred Beneficial Interests in Subordinated
  Notes of Duke Energy Corporation or Subsidiaries (Notes 7 and 12)...................   1,407   1,406
                                                                                       ------- -------
Minority Interest in Financing Subsidiary (Note 13)...................................   1,025   1,025
                                                                                       ------- -------
Minority Interests (Note 2)...........................................................   1,221   1,410
                                                                                       ------- -------
Preferred and Preference Stock (Notes 7 and 14)
 Preferred and preference stock with sinking fund requirements........................      25      38
 Preferred and preference stock without sinking fund requirements.....................     209     209
                                                                                       ------- -------
     Total preferred and preference stock.............................................     234     247
                                                                                       ------- -------
Common Stockholders' Equity (Notes 1, 16 and 17)
 Common stock, no par, 2 billion shares authorized; 777 million and 739 million shares
   outstanding at December 31, 2001 and 2000, respectively............................   6,217   4,797
 Retained earnings....................................................................   6,292   5,379
 Accumulated other comprehensive income (loss)........................................     180    (120)
                                                                                       ------- -------
     Total common stockholders' equity................................................  12,689  10,056
                                                                                       ------- -------
Total Liabilities and Common Stockholders' Equity..................................... $48,375 $58,232
                                                                                       ======= =======



                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION

Consolidated Statements Of Common Stockholders' Equity And Comprehensive Income

                                                                       Accumulated
                                                                          Other                  Total
                                                      Common Retained Comprehensive          Comprehensive
                                                      Stock  Earnings Income (Loss)  Total      Income
                                                      ------ -------- ------------- -------  -------------
                                                                          In millions
Balance December 31, 1998............................ $4,449  $3,701     $   --     $ 8,150
                                                      ------  ------     ------     -------
Net income...........................................     --   1,507         --       1,507     $1,507
Other comprehensive income...........................
   Foreign currency translation adjustments
     (Note 1)........................................     --      --         (2)         (2)        (2)
                                                                                                ------
      Total comprehensive income.....................                                           $1,505
                                                                                                ======
Dividend reinvestment and employee benefits
  (Note 17)..........................................    154      --         --         154
Common stock dividends...............................     --    (802)        --        (802)
Preferred and preference stock dividends (Note 14)...     --     (20)        --         (20)
Other capital stock transactions, net................     --      11         --          11
                                                      ------  ------     ------     -------
Balance December 31, 1999............................ $4,603  $4,397     $   (2)    $ 8,998
                                                      ------  ------     ------     -------
Net income...........................................     --   1,776         --       1,776     $1,776
Other comprehensive income...........................
   Foreign currency translation adjustments
     (Note 1)........................................     --      --       (118)       (118)      (118)
                                                                                                ------
      Total comprehensive income.....................                                           $1,658
                                                                                                ======
Dividend reinvestment and employee benefits
  (Note 17)..........................................    194      --         --         194
Common stock dividends...............................     --    (809)        --        (809)
Preferred and preference stock dividends (Note 14)...     --     (19)        --         (19)
Other capital stock transactions, net................     --      34         --          34
                                                      ------  ------     ------     -------
Balance December 31, 2000............................ $4,797  $5,379     $ (120)    $10,056
                                                      ------  ------     ------     -------
Net income...........................................     --   1,898         --       1,898     $1,898
Other Comprehensive Income(a)........................
   Cumulative effect of change in accounting
     principle (Note 1)..............................     --      --       (921)       (921)      (921)
   Foreign currency translation adjustments
     (Note 1)........................................     --      --       (187)       (187)      (187)
   Net unrealized gains on cash flow hedges (Notes 1
     and 7)..........................................     --      --      1,324       1,324      1,324
   Reclassification into earnings (Notes 1 and 7)....     --      --         84          84         84
                                                                                                ------
      Total comprehensive income.....................                                           $2,198
                                                                                                ======
Dividend reinvestment and employee benefits
  (Note 17)..........................................    329      --         --         329
Equity offering (Note 16)............................  1,091      --         --       1,091
Common stock dividends, including equity units
  contract adjustment (Note 16)......................     --    (973)        --        (973)
Preferred and preference stock dividends (Note 14)...     --     (14)        --         (14)
Other capital stock transactions, net................     --       2         --           2
                                                      ------  ------     ------     -------
Balance December 31, 2001............................ $6,217  $6,292     $  180     $12,689
                                                      ======  ======     ======     =======

--------
(a) Other Comprehensive Income amounts are net of tax, except for foreign currency translation.

                See Notes to Consolidated Financial Statements.

                            DUKE ENERGY CORPORATION

                  Notes To Consolidated Financial Statements

             For the Years Ended December 31, 2001, 2000 and 1999


1. Summary of Significant Accounting Policies

   Consolidation. The Consolidated Financial Statements include the accounts of Duke Energy Corporation and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. Investments in businesses not controlled by Duke Energy Corporation, but over which it has significant influence, are accounted for using the equity method.

   Conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Although these estimates are based on management's best available knowledge of current and expected future events, actual results could be different from those estimates.

   In these Notes, "Duke Energy" refers to Duke Energy Corporation and its subsidiaries.

   Cash and Cash Equivalents. All liquid investments with maturities of three months or less at the date of purchase are considered cash equivalents.

   Inventory. Inventory, excluding inventory held for trading, consists primarily of materials and supplies, natural gas and natural gas liquid (NGL) products held in storage for transmission, processing and sales commitments, and coal held for electric generation. This inventory is recorded at the lower of cost or market value, primarily using the average cost method. Inventory held for trading is marked to market.

   Accounting for Hedges and Trading Activities. All derivatives not qualifying for the normal purchases and sales exemption under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," are recorded on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. On the date that swaps, futures, forwards or option contracts are entered into, Duke Energy designates the derivative as either held for trading (trading instrument); as a hedge of a forecasted transaction or future cash flows (cash flow hedge); as a hedge of a recognized asset, liability or firm commitment (fair value hedge); as a normal purchase or sale contract; or leaves the derivative undesignated and marks it to market.

   For hedge contracts, Duke Energy formally assesses, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair values or cash flows of hedged items. The time value of options of $1 million was excluded in the assessment and measurement of hedge effectiveness for the year ended December 31, 2001.

   When available, quoted market prices or prices obtained through external sources are used to verify a contract's fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical and expected correlations with quoted market prices.

   Values are adjusted to reflect the potential impact of liquidating the positions held in an orderly manner over a reasonable time period under current conditions. Changes in market price and management estimates directly affect the estimated fair value of these contracts. Accordingly, it is reasonably possible that such estimates may change in the near term.

                            DUKE ENERGY CORPORATION

   Trading. Prior to settlement of any energy contract held for trading purposes, a favorable or unfavorable price movement is reported as Natural Gas and Petroleum Products Purchased, or Net Interchange and Purchased Power, in the Consolidated Statements of Income. An offsetting amount is recorded on the Consolidated Balance Sheets as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. When a contract to sell is physically settled, the fair value entries are reversed and the gross amount invoiced to the customer is included as Sales, Trading and Marketing of Natural Gas and Petroleum Products, or Trading and Marketing of Electricity, in the Consolidated Statements of Income. Similarly, when a contract to purchase is physically settled, the purchase price is included as Natural Gas and Petroleum Products Purchased, or Net Interchange and Purchased Power, in the Consolidated Statements of Income. If a contract is not financially settled, the unrealized gain or loss on the Consolidated Balance Sheets is reversed and reclassified to a receivable or payable account. For income statement purposes, financial settlement has no revenue presentation effect on the Consolidated Statements of Income.

   Cash Flow Hedges. Changes in the fair value of a derivative designated and qualified as a cash flow hedge are included in the Consolidated Statements of Common Stockholders' Equity and Comprehensive Income as Other Comprehensive Income (OCI) until earnings are affected by the hedged item. Settlement amounts and ineffective portions of cash flow hedges are removed from OCI and recorded in the Consolidated Statements of Income in the same accounts as the item being hedged. Duke Energy discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative continues to be carried on the Consolidated Balance Sheets at its fair value, with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were previously accumulated in OCI will remain in OCI until earnings are affected by the hedged item, unless it is no longer probable that the hedged transaction will occur. Gains and losses that were accumulated in OCI will be immediately recognized in current-period earnings.

   Fair Value Hedges. Duke Energy enters into interest rate swaps to convert some of its fixed-rate long-term debt to floating-rate long-term debt and designates such interest rate swaps as fair value hedges. Duke Energy also enters into electricity derivative instruments such as swaps, futures and forwards to manage the fair value risk associated with some of its unrecognized firm commitments to sell generated power due to changes in the market price of power. Upon designation of such derivatives as fair value hedges, prospective changes in the fair value of the derivative and the hedged item are recognized in current earnings in a manner consistent with the earnings effect of the hedged risk. All components of each derivative gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

   Goodwill. Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. Prior to January 1, 2002, Duke Energy amortized goodwill on a straight-line basis over the useful lives of the acquired assets, ranging from 10 to 40 years. The amount of goodwill reported on the Consolidated Balance Sheets as of December 31, 2001 was $1,730 million, net of accumulated amortization of $388 million. The amount of goodwill as of December 31, 2000 was $1,566 million, net of accumulated amortization of $291 million. Duke Energy has implemented SFAS No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. For information on the impact of SFAS No. 142 on goodwill and goodwill amortization, see the New Accounting Standards section of this footnote. (See Note 2 for information on significant goodwill additions.)

   Property, Plant and Equipment. Property, plant and equipment are stated at historical cost less accumulated depreciation. Duke Energy capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used

                            DUKE ENERGY CORPORATION
during construction. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects is expensed as it is incurred. Depreciation is generally computed using the straight-line method. The composite weighted-average depreciation rates, excluding nuclear fuel, were 4.01% for 2001, 3.97% for 2000 and 3.73% for 1999.

   When Duke Energy retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage, to accumulated depreciation and amortization. When it sells entire regulated operating units, or retires or sells non-regulated properties, the property and related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded as income, unless otherwise required by the Federal Energy Regulatory Commission (FERC).

   Impairment of Long-Lived Assets. Duke Energy reviews the recoverability of long-lived and intangible assets when circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation is based on various analyses, including undiscounted cash flow projections.

   Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate.

   Environmental Expenditures. Duke Energy expenses environmental expenditures that relate to conditions caused by past operations that do not generate current or future revenues. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated.

   Cost-Based Regulation. Duke Energy's regulated operations are subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The economic effects of regulation can result in a regulated company recording costs that have been or are expected to be allowed in the rate-setting process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. Accordingly, Duke Energy records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. These regulatory assets and liabilities are classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. (See
Note 4.) Duke Energy periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, companies may have to reduce their asset balances to reflect a market basis less than cost, and write off their associated regulatory assets.

   Stock-Based Compensation. Duke Energy accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," by which compensation cost is the quoted market price of Duke Energy stock on the date of the grant minus the amount an employee must pay to acquire the stock. Restricted stock grants and company performance awards are recorded over the required vesting period as compensation cost, based on the market value on the date of the grant. (See Note 17 for pro forma disclosures using the fair value accounting method.) All outstanding common stock amounts and compensation awards have been adjusted to reflect the two-for-one common stock split effective January 26, 2001. (See Note 16 for more information on the stock split.)

                            DUKE ENERGY CORPORATION

   Revenues. Revenues on sales of electricity and on natural gas transportation and storage are recognized when the service is provided. Revenues on sales of natural gas and petroleum products, as well as electricity, natural gas and other energy products marketed, are recognized in the delivery period. The allowance for doubtful accounts was $265 million as of December 31, 2001 and $200 million as of December 31, 2000. Receivables on the Consolidated Balance Sheets included $177 million as of December 31, 2001 and $244 million as of December 31, 2000 for electric service provided but not yet billed. The amount for 2001 includes a $36 million reduction in unbilled revenue receivables, resulting from a refinement in the estimates used to calculate unbilled kilowatt-hour sales. Pending final approval of rate cases, a portion of revenues is subject to possible refund, and reserves are established where required.

   Long-term contracts, primarily in the Other Energy Services segment, are accounted for using the percentage-of-completion method. Under the percentage-of-completion method, sales and gross profit are recognized as the work is performed based on the relationship between costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded in that period. The provision for the loss arises because estimated cost for the contract exceeds estimated revenue.

   Nuclear Fuel. Amortization of nuclear fuel is included in the Consolidated Statements of Income as Fuel Used in Electric Generation. The amortization is recorded using the units-of-production method.

   Deferred Returns and Allowance for Funds Used During Construction (AFUDC). Deferred returns, recorded in accordance with SFAS No. 71, represent the estimated financing costs associated with funding regulatory assets that primarily arise from the funding of purchased capacity costs above levels collected in rates. Deferred returns are non-cash items and are primarily recognized as an addition to Purchased Capacity Costs, with an offsetting credit to Other Income and Expenses. The amount of deferred returns included in Other Income and Expenses was $43 million in 2001, $50 million in 2000 and $67 million in 1999.

   AFUDC represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. AFUDC is a non-cash item and is recognized as a Property, Plant and Equipment cost, with offsetting credits to Other Income and Expenses and to Interest Expense. After construction is completed, Duke Energy is permitted to recover these costs, including a fair return, by including them in the rate base and in the depreciation provision. The total amount of AFUDC included in Other Income and Expenses and Interest Expense was $39 million in 2001, $20 million in 2000 and $23 million in 1999.

   Rates used for capitalization of deferred returns and AFUDC by Duke Energy's regulated operations are calculated in compliance with GAAP rules.

   Foreign Currency Translation. Duke Energy translates assets and liabilities for its international operations, where the local currency is the functional currency, at year-end exchange rates. Revenues and expenses are translated using average exchange rates during the year. Foreign Currency Translation Adjustments are included in the Consolidated Statements of Common Stockholders' Equity and Comprehensive Income. In the financial statements for international operations, where the U.S. dollar is the functional currency, transactions denominated in the local currency have been remeasured in U.S. dollars. Remeasurement resulting from foreign currency gains and losses is included in consolidated net income.

                            DUKE ENERGY CORPORATION

   Income Taxes. Duke Energy and its subsidiaries file a consolidated federal income tax return. Deferred income taxes have been provided for temporary differences. These occur when there are differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties.

   Excise and Other Pass-Through Taxes. Duke Energy generally presents revenues net of pass-through taxes on the Consolidated Statements of Income.

   Earnings Per Common Share. Basic earnings per share is based on a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options and equity units, were exercised or converted into common stock. The numerator for the calculation of both basic and diluted earnings per share is earnings available for common stockholders. The following table shows the denominator for basic and diluted earnings per share.

Denominator for Earnings per Share

                                                                  2001  2000  1999
                                                                  ----- ----- -----
                                                                     In millions
Denominator for basic earnings per share (weighted-average shares outstanding)................................................... 767.5 735.7 729.3
Assumed exercise of diluted stock equivalents....................   5.4   3.7   1.6
                                                                  ----- ----- -----
Denominator for diluted earnings per share....................... 772.9 739.4 730.9
                                                                  ===== ===== =====

   Prior years' common stock amounts have been adjusted to reflect the two-for-one common stock split effective January 26, 2001. (See Note 16.)

   Options to purchase approximately 6.0 million shares of common stock as of December 31, 2001, 3.3 million shares as of December 31, 2000 and 4.7 million shares as of December 31, 1999 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during the periods.

   Cumulative Effect of Change in Accounting Principle. Duke Energy adopted SFAS No. 133 as amended and interpreted on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, Duke Energy recorded a net-of-tax cumulative effect adjustment of $96 million, or $0.13 per basic share, as a reduction in earnings. The net-of-tax cumulative effect adjustment reducing OCI and Common Stockholders' Equity was $921 million. For the 12 months ended December 31, 2001, Duke Energy reclassified as earnings $222 million of losses from OCI for derivatives included in the transition adjustment related to hedge transactions that settled. The amount reclassified out of OCI will be different from the amount included in the transition adjustment due to market price changes since January 1, 2001.

   The Financial Accounting Standards Board's (FASB) Derivative Implementation Group (DIG), while no longer an active group, was active during 2001. In December 2001, the DIG issued a final revision to Issue C15, "Scope Exceptions:
Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forwards Contracts in Electricity." Under the guidance of Issue C15, if certain electricity contracts meet the criteria, they could qualify as a normal purchase or sale under SFAS No. 133. This new guidance will be effective April 1, 2002. The original wording of Issue C15, which was effective beginning July 1, 2001, will apply through the first

                            DUKE ENERGY CORPORATION
quarter of 2002. For contracts previously designated as hedges, Duke Energy treated the change as a de-designation under SFAS No. 133, and the fair value for each qualifying contract on July 1, 2001 became the contract's net carrying amount. Duke Energy is continuing to determine the impact of the revision on its future consolidated results of operations, cash flows and financial position.

   Extraordinary Items. In 1999, Duke Energy realized an extraordinary after-tax gain of $660 million, or $0.91 per share, from the sale of Panhandle Eastern Pipe Line Company (PEPL), Trunkline Gas Company (Trunkline) and additional storage related to those systems, along with Trunkline LNG Company, to CMS Energy Corporation (CMS).

   New Accounting Standards. In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142.

   SFAS No. 141 requires that all business combinations initiated (as defined by the standard) after June 30, 2001 be accounted for using the purchase method. Companies may no longer use the pooling method of accounting for future combinations.

   SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by Duke Energy as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate. No such intangibles have been identified at Duke Energy. Duke Energy expects the adoption of SFAS No. 142 to have an impact on future financial statements, due to the discontinuation of goodwill amortization expense. For 2001, pre-tax goodwill amortization expense was $101 million. The FASB and the Emerging Issues Task Force (EITF) continue to respond to questions to clarify key aspects of SFAS No. 142. Duke Energy has determined the effect of implementing SFAS No. 142 and does not expect to record any impairment in 2002.

   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. It is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. Duke Energy is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations or financial position.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Duke Energy has evaluated the new standard, and management believes that it will have no material adverse effect on Duke Energy's consolidated results of operations or financial position.

   Reclassifications. Certain amounts reported in prior periods have been reclassified in the Consolidated Financial Statements to conform to current classifications.

                            DUKE ENERGY CORPORATION

2. Business Acquisitions and Dispositions

   Business Acquisitions. Using the purchase method for acquisitions, Duke Energy consolidates assets and liabilities as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the date of acquisition. The purchase price minus the estimated fair value of the acquired assets and liabilities is recorded as goodwill. In accordance with SFAS No. 142, goodwill is subject to a fair-value-based annual impairment assessment beginning January 1, 2002. The allocation of the purchase price may be adjusted if additional information on asset and liability valuations becomes available within one year after the acquisition.

   Market Hub Partners (MHP). In September 2000, Duke Energy, through a wholly owned subsidiary, completed the acquisition of MHP from subsidiaries of NiSource Inc. for approximately $250 million in cash and the assumption of $150 million in debt. MHP provides natural gas storage services in Louisiana and Texas. Approximately $228 million of goodwill was recorded in the transaction. MHP debt agreements required a tender offer for $115 million of the assumed debt. As of December 31, 2001, approximately $88 million of this debt was retired.

   Phillips Petroleum's Gas Gathering, Processing and Marketing Unit. In March 2000, Duke Energy, through a wholly owned subsidiary, completed the approximately $1.7 billion transaction that combined Field Services' and Phillips Petroleum's gas gathering, processing and marketing business to form a new midstream company, Duke Energy Field Services, LLC (DEFS). In connection with the combination, DEFS issued approximately $2.75 billion of commercial paper in April 2000 and used the proceeds to make one-time cash distributions of approximately $1.53 billion to Duke Energy and $1.22 billion to Phillips Petroleum. Duke Energy owns approximately 70% of DEFS and Phillips Petroleum owns approximately 30%. Goodwill of approximately $432 million was recorded in the transaction.

   East Tennessee Natural Gas Company (ETNG). In March 2000, Duke Energy, through a wholly owned subsidiary, completed the approximately $390 million acquisition of ETNG from El Paso Energy. ETNG owns a 1,100-mile interstate natural gas pipeline system that crosses Duke Energy's Texas Eastern Transmission, LP's pipeline and serves the southeastern region of the U.S. Goodwill of approximately $125 million was recorded in the transaction.

   Dominion Resources' Hydroelectric, Natural Gas and Diesel Power Generation Businesses. In April 2000, Duke Energy, through its wholly owned subsidiary Duke Energy International, LLC (DEI), completed the acquisition (which began, and parts of which had already closed, in 1999) of Dominion Resources Inc.'s 1,200-megawatt portfolio of hydroelectric, natural gas and diesel power generation businesses in Latin America. The total purchase price was approximately $405 million. Goodwill totaling $109 million was recorded in the transaction.

   Companhia de Geracao de Energia Eletrica Paranapanema (Paranapanema). In January 2000, Duke Energy, through its wholly owned subsidiary DEI, completed a series of transactions to purchase for approximately $1.03 billion an approximate 95% interest in Paranapanema, an electric generating company in Brazil. Goodwill of approximately $134 million was recorded in the transaction.

   Acquisition of Westcoast Energy Inc. (Westcoast). On March 14, 2002, Duke Energy acquired Westcoast for approximately $8 billion, including the assumption of debt. Westcoast, headquartered in Vancouver, British Columbia, is a North American energy company with interests in natural gas gathering, processing, transmission, storage and distribution, as well as power generation and international energy businesses. In the

                            DUKE ENERGY CORPORATION
transaction, a Duke Energy subsidiary acquired all of the outstanding common shares of Westcoast in exchange for approximately 49.9 million shares of Duke Energy common stock (including exchangeable shares of a Duke Energy Canadian subsidiary that are substantially equivalent to and exchangeable on a one-for-one basis for Duke Energy common stock), and approximately $1.8 billion in cash. Under proration provisions that ensure that approximately 50% of the total consideration is paid in cash and 50% in stock, each common share of Westcoast entitled the holder to elect to receive $43.80 in cash (Canadian), ..7711 of a share of Duke Energy common stock or of an exchangeable share of a Duke Energy Canadian subsidiary, or a combination thereof. The cash portion of the consideration was funded with the proceeds from the issuance of $750 million in mandatory convertible securities (Equity Units) in November 2001 (See Note 16) along with incremental commercial paper. Duke Energy plans to retire the commercial paper later in 2002 and replace it with permanent capital in the form of mandatory convertible equity. The timing for the mandatory convertible equity will be dependent on the opportunities presented and favorable market conditions. The Westcoast acquisition was accounted for using the purchase method of accounting.

   Dispositions. BellSouth Carolina PCS. In September 2000, Duke Energy, through its wholly owned subsidiary DukeNet Communications, LLC (DukeNet), sold its 20% interest in BellSouth Carolina PCS for approximately $400 million to BellSouth Corporation. Operating revenues in 2000 include the resulting pre-tax gain of $407 million, or an after-tax gain of $0.34 per basic share.

   The pro forma results of operations for acquisitions and dispositions do not materially differ from reported results.

3. Business Segments

   Duke Energy, an integrated provider of energy and energy services, offers physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments.

   Franchised Electric generates, transmits, distributes and sells electricity in central and western North Carolina and western South Carolina. It conducts operations primarily through Duke Power and Nantahala Power and Light. These electric operations are subject to the rules and regulations of the FERC, the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (PSCSC).

   Natural Gas Transmission provides transportation and storage of natural gas for customers throughout North America, primarily in the Mid-Atlantic, New England and southeastern states. It conducts operations primarily through Duke Energy Gas Transmission Corporation. Interstate natural gas transmission and storage operations are subject to the FERC's rules and regulations.

   Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores NGLs. It conducts operations primarily through DEFS, which is approximately 30% owned by Phillips Petroleum. Field Services operates gathering systems in western Canada and 11 contiguous states in the U.S. Those systems serve major natural gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, and onshore and offshore Gulf Coast areas.

   North American Wholesale Energy (NAWE) develops, operates and manages merchant generation facilities and engages in commodity sales and services related to natural gas and electric power. NAWE conducts these operations primarily through Duke Energy North America, LLC (DENA) and Duke Energy Trading and

                            DUKE ENERGY CORPORATION

Marketing, LLC (DETM). DETM is approximately 40% owned by Exxon Mobil Corporation. NAWE also includes Duke Energy Merchants Holdings, LLC, which develops new business lines in the evolving energy commodity markets other than natural gas and power. NAWE conducts business primarily throughout the U.S. and Canada.

   International Energy develops, operates and manages natural gas transportation and power generation facilities and engages in energy trading and marketing of natural gas and electric power. It conducts operations primarily through DEI and its activities target the Latin American, Asia-Pacific and European regions.

   Other Energy Services is a combination of businesses that provide engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (DE&S), Duke/Fluor Daniel (D/FD) and DukeSolutions, Inc. (Duke Solutions). D/FD is a 50/50 partnership between Duke Energy and Fluor Enterprises, Inc., a wholly owned subsidiary of Fluor Corporation. (See Note 8.) On January 31, 2002, Duke Energy announced the planned sale of DE&S to Framatome ANP, Inc. and, on March 13, 2002, Duke Energy announced the planned sale of DukeSolutions to Ameresco, Inc. (See Note 20.)

   Duke Ventures is composed of other diverse businesses, operating primarily through Crescent Resources, LLC (Crescent), DukeNet and Duke Capital Partners, LLC (DCP). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the southeastern U.S. DukeNet provides fiber optic networks for industrial, commercial and residential customers. DCP, a wholly owned merchant banking company, provides debt and equity capital and financial advisory services to the energy industry.

   Duke Energy's reportable segments offer different products and services and are managed separately as strategic business units. Their accounting policies are the same as those described in Note 1. Management evaluates segment performance based on earnings before interest and taxes (EBIT) after deducting minority interests. EBIT is calculated as follows:

Reconciliation of Operating Income to EBIT

                                         Years Ended December 31,
                                         ------------------------
                                           2001    2000    1999
                                          ------  ------  ------
                                               In millions
               Operating income......... $4,100   $3,813  $1,819
               Other income and expenses    156      201     224
                                          ------  ------  ------
               EBIT..................... $4,256   $4,014  $2,043
                                          ======  ======  ======

   EBIT is the main performance measure used by management to evaluate segment performance. As an indicator of Duke Energy's operating performance or liquidity, EBIT should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Duke Energy's EBIT may not be comparable to a similarly titled measure of another company.

   Beginning January 1, 2001, Duke Energy discontinued allocating corporate governance costs for its business segment analysis. Information for the 2000 and 1999 periods has been reclassified to conform to the current-year presentation. Other Operations primarily includes certain unallocated corporate costs.

                            DUKE ENERGY CORPORATION

   In the accompanying table, EBIT includes intersegment sales at prices representative of unaffiliated party transactions. Capital and investment expenditures are gross of cash received from acquisitions. The table also provides information on segment assets, net of intercompany advances, intercompany notes receivable, intercompany current assets, intercompany derivative assets and investments in subsidiaries.

Business Segment Data

                                                                               Depreciation Capital and
                                    Unaffiliated Intersegment  Total               and       Investment  Segment
                                      Revenues     Revenues   Revenues  EBIT   Amortization Expenditures Assets
                                    ------------ ------------ -------- ------  ------------ ------------ -------
                                                                     In millions
Year Ended December 31, 2001
Franchised Electric................   $ 4,737      $     9    $ 4,746  $1,631     $  588       $1,115    $12,964
Natural Gas Transmission...........       967          138      1,105     608        141          748      5,027
Field Services.....................     7,997        1,654      9,651     336        285          587      7,113
North American Wholesale Energy....    42,815          382     43,197   1,351        132        3,272     14,562
International Energy...............     2,074           16      2,090     286         97          442      5,115
Other Energy Services..............       267          298        565     (13)        42           13        145
Duke Ventures......................       646           --        646     183         20          773      1,926
Other Operations...................        --           62         62    (357)        31           90      2,369
Eliminations and minority interests        --       (2,559)    (2,559)    231         --           --       (846)
                                      -------      -------    -------  ------     ------       ------    -------
   Total consolidated..............   $59,503      $    --    $59,503  $4,256     $1,336       $7,040    $48,375
                                      =======      =======    =======  ======     ======       ======    =======
Year Ended December 31, 2000
Franchised Electric................   $ 4,946      $    --    $ 4,946  $1,820     $  565       $  661    $12,819
Natural Gas Transmission...........       998          133      1,131     562        131          973      4,995
Field Services.....................     7,601        1,459      9,060     311        240          376      6,624
North American Wholesale Energy....    33,590          284     33,874     434         75        1,937     28,213
International Energy...............     1,060            7      1,067     341         97          980      4,551
Other Energy Services..............       326          369        695     (59)        13           28        543
Duke Ventures......................       797           --        797     568         17          643      1,967
Other Operations...................        --         (134)      (134)   (194)        29           36      2,749
Eliminations and minority interests        --       (2,118)    (2,118)    231         --           --     (4,229)
                                      -------      -------    -------  ------     ------       ------    -------
   Total consolidated..............   $49,318      $    --    $49,318  $4,014     $1,167       $5,634    $58,232
                                      =======      =======    =======  ======     ======       ======    =======
Year Ended December 31, 1999
Franchised Electric................   $ 4,700      $    --    $ 4,700  $  942     $  542       $  759    $13,133
Natural Gas Transmission...........     1,124          106      1,230     656        126          261      3,897
Field Services.....................     2,883          707      3,590     156        131        1,630      3,565
North American Wholesale Energy....    11,623          178     11,801     219         57        1,028      6,268
International Energy...............       323           34        357      44         58        1,779      4,459
Other Energy Services..............       680          309        989     (86)        14           94        612
Duke Ventures......................       433           --        433     165         13          382      1,031
Other Operations...................        --         (162)      (162)   (145)        27            3      1,250
Eliminations and minority interests        --       (1,172)    (1,172)     92         --           --       (806)
                                      -------      -------    -------  ------     ------       ------    -------
   Total consolidated..............   $21,766      $    --    $21,766  $2,043     $  968       $5,936    $33,409
                                      =======      =======    =======  ======     ======       ======    =======

                            DUKE ENERGY CORPORATION

   Geographic Data
                                                 Latin   Other
                                  U.S.   Canada America Foreign Consolidated
                                 ------- ------ ------- ------- ------------
                                                 In millions
   2001
   Consolidated revenues........ $51,723 $5,690 $  628  $1,462    $59,503
   Consolidated long-term assets  34,150    516  2,573   1,594     38,833

   2000
   Consolidated revenues........ $43,282 $4,964 $  512  $  560    $49,318
   Consolidated long-term assets  30,772    900  2,823   1,222     35,717

   1999
   Consolidated revenues........ $19,336 $2,007 $  171  $  252    $21,766
   Consolidated long-term assets  22,995    250  2,708     901     26,854

4. Regulatory Matters

Regulatory Assets and Liabilities

   Duke Energy's regulated operations are subject to SFAS No. 71. Accordingly, Duke Energy records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. (See Note 1.) The following table details Duke Energy's regulatory assets and liabilities.

          Regulatory Assets and Liabilities
                                                        December 31,
                                                        ------------
          Assets (Liabilities)                          2001   2000
          --------------------                          -----  -----
                                                         In millions
          Purchased capacity costs (see Note 5)........ $ 349  $ 505
          Deferred debt expense........................   203    208
          Regulatory asset related to income taxes.....   510    506
          Department of Energy (DOE) assessment fee (a)    53     62
          Emission allowance control (a)...............    10     14
          Demand-side management costs (a).............    57     71
          Environmental cleanup costs (a)..............    29     28
          Nuclear property and liability reserves (b)..  (100)  (100)
          Fuel cost liabilities (b)....................   (17)   (45)

   -----
   (a) Included in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets
   (b) Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets

   Franchised Electric. The NCUC and the PSCSC approve rates for retail electric sales within their states. The FERC approves Franchised Electric's rates for electric sales to wholesale customers, excluding the other joint owners of the Catawba Nuclear Station. Electric sales to the other joint owners of the Catawba Nuclear Station are set through contractual agreements. (See
Note 5 for ownership interests in Catawba Nuclear Station.)

                            DUKE ENERGY CORPORATION

   Fuel costs are reviewed semiannually by the FERC and annually by the PSCSC, with provisions for reviewing those costs in base rates. The NCUC reviews fuel costs in rates annually and during general rate case proceedings. All jurisdictions allow Duke Energy to adjust electric rates for past over- or under-recovery of fuel costs. The difference between actual fuel costs incurred for electric operations and fuel costs recovered through rates is reflected in revenues.

   In 1999 and 2000, the FERC issued its Order 2000 and Order 2000-A regarding Regional Transmission Organizations (RTOs). These orders set minimum characteristics and functions RTOs must meet, including independent authority to establish the terms and conditions of transmission service over the facilities they control. The orders provide for an open and flexible RTO structure to meet the needs of the market, and for the possibility of incentive ratemaking and other benefits for transmission owners that participate.

   As a result of these rulemakings, Duke Energy and two other investor-owned utilities, Carolina Power & Light Company and South Carolina Electric & Gas Company, planned to establish GridSouth Transco, LLC (GridSouth), as an RTO responsible for the control of the companies' combined transmission systems. In March 2001, GridSouth received provisional approval from the FERC. However, in July 2001, the FERC issued orders recommending that utilities throughout the U.S. combine their transmission systems to create four large independent regional operators, one each in the Northeast, Southeast, Midwest and West. The FERC ordered GridSouth and other utilities in the Southeast to join in 45 days of mediation to negotiate terms of a Southeast RTO. The FERC has not issued an order specifically based on those proceedings.

   Duke Energy, Carolina Power & Light Company and South Carolina Electric & Gas Company remain committed to the GridSouth RTO, but due to regulatory uncertainties in the RTO arena, the companies have withdrawn their applications to the PSCSC and NCUC to transfer functional control of their electric transmission assets to GridSouth. The companies intend to file new applications before the state commissions in the near future, including a revised GridSouth structure designed to meet the needs of customers and regulators. Also, in January of 2002, GridSouth signed a memorandum of understanding with the representatives of SeTrans Grid Company (SeTrans), a group of investor-owned utilities and public power entities in several southeastern states seeking to form an RTO, to cooperate in discussing potential operational relationships between GridSouth and SeTrans and the structure of wholesale electric markets in the southeast U.S.

   The actual structure of GridSouth or an alternative combined transmission structure and the date it will become operational depend upon the resolution of all regulatory approvals and technical issues. Management believes that the result of this process, and the establishment and operation of GridSouth or an alternative combined transmission system structure, will have no material adverse effect on Duke Energy's future consolidated results of operations, cash flows or financial position.

   In 2001, the NCUC and PSCSC began a joint investigation, along with the Public Staff of the NCUC, regarding certain Duke Power regulatory accounting entries for 1998. In its internal review of the 14 entries in question, Duke Energy concluded that nine items were correctly classified for regulatory accounting. Four items were incorrectly classified for regulatory purposes for 1998 only, and did not recur. The classification of the remaining item, distributions from a mutual insurance company, is subject to differing regulatory interpretations. Duke Energy believes this item was appropriately classified, but is evaluating its classification for future years. As part of their investigation, the NCUC and PSCSC have jointly engaged an independent firm to conduct an audit of Duke Power's accounting records for reporting periods from 1998 through June 30, 2001. Duke Energy continues to fully cooperate with the commissions in their investigation. As requested by the NCUC, Duke Energy has recorded the 2001 mutual insurance distribution, approximately $33 million, in a deferred credit account on the Consolidated Balance Sheets, pending final outcome of the independent audit.

                            DUKE ENERGY CORPORATION

   Natural Gas Transmission. In 2000, the FERC issued Order 637, which sets forth revisions to its regulations governing short-term natural gas transportation services and policies governing the regulation of interstate natural gas pipelines. "Short-term" has been defined as all transactions of less than one year. Among the significant actions taken are the lifting of the price cap for short-term capacity release by pipeline customers for an experimental 2 1/2-year period ending September 1, 2002, and requiring interstate pipelines to file pro forma tariff sheets to (i) provide for nomination equality between capacity release and primary pipeline capacity;
(ii) implement imbalance management services (for which interstate pipelines may charge fees) while at the same time reducing the use of operational flow orders and penalties; and (iii) provide segmentation rights if operationally feasible. Order 637 also narrows the right of first refusal to remove economic biases perceived in the current rule. Order 637 imposes significant new reporting requirements for interstate pipelines that were implemented by Duke Energy during 2000. Additionally, Order 637 permits pipelines to propose peak/off-peak rates and term-differentiated rates, and encourages pipelines to propose experimental capacity auctions. By Order 637-A, issued in 2000, the FERC generally denied requests for rehearing and several parties, including Duke Energy, have filed appeals in the District of Columbia Court of Appeals seeking court review of various aspects of the Order. During the third quarter of 2001, Duke Energy's interstate pipelines submitted revised pro forma tariff sheets to update the filings originally submitted in 2000. These filings are currently subject to review and approval by the FERC.

   Management believes that the effects of these matters will have no material adverse effect on Duke Energy's future consolidated results of operations, cash flows or financial position.

   Notice of Proposed Rulemaking (NOPR). On September 27, 2001, the FERC issued a NOPR announcing that it is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines and electric transmitting public utilities that are currently subject to different gas or electric standards. The proposed standards would change how companies and their affiliates interact and share information by broadening the definition of "affiliate" covered by the standards of conduct, from the more narrow definition in the existing regulations. The NOPR also seeks comment on whether the standards of conduct should be broadened to include the separation of those involved in the bundled retail electric sales function from those in the transmission function, as the current standards apply only to those involved in wholesale activities. Various entities filed comments on the NOPR with the FERC, including Duke Energy which filed on December 20, 2001. The FERC has indicated that they appreciate the complexity of the issues and that they would prefer having a technical conference before entering directly into a final rulemaking. No notice of a technical conference has been given at this time.

5. Joint Ownership of Generating Facilities

        Joint Ownership of Catawba Nuclear Station (a)
                                                               Ownership
        Owner                                                  Interest
        -----                                                  ---------
        North Carolina Municipal Power Agency Number 1 (NCMPA)    37.5%
        North Carolina Electric Membership Corporation (NCEMC)    28.1%
        Duke Energy Corporation...............................    12.5%
        Piedmont Municipal Power Agency (PMPA)................    12.5%
        Saluda River Electric Cooperative, Inc. (Saluda River)     9.4%
                                                                 -----
                                                                 100.0%
                                                                 =====

   -----
   (a) Facility operated by Duke Energy

                            DUKE ENERGY CORPORATION

   As of December 31, 2001, $536 million of property, plant and equipment and $296 million of accumulated depreciation and amortization represented Duke Energy's undivided interest in Catawba Nuclear Station Units 1 and 2. Duke Energy's share of operating costs is included in the Consolidated Statements of Income.

   Contractual agreements to purchase declining percentages of the generating capacity and energy from the station through the year 2000 resulted in purchased capacity costs subject to rate levelization and deferral. The cost of capacity purchased but not reflected in current rates is reported in the Consolidated Balance Sheets as Current Portion of Purchased Capacity Costs and Purchased Capacity Costs. Those costs were $349 million as of December 31, 2001 and $505 million as of December 31, 2000. Duke Energy expects to recover the accumulated balance, including returns on the deferred balance, through 2004. The amounts levelized in rates are intended to recover total costs, including deferred returns, and are subject to adjustments, including final true-ups. Purchased capacity and energy costs from the other joint owners were not material for 2001, but were approximately $7 million for 2000 and $62 million for 1999. After adjustments for current rates, these amounts are included in the Consolidated Statements of Income as Net Interchange and Purchased Power.

   The interconnection agreements also provide for supplemental power sales by Duke Energy to the other joint owners of Catawba Nuclear Station, to satisfy their capacity and energy needs beyond what they retain from the station or acquire elsewhere. NCEMC, Saluda River and NCMPA have elected to buy power outside of these contractual agreements effective January 1, 2001. Management believes this will have no material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position. PMPA will continue to receive supplemental power sales from Duke Energy through December 31, 2005.

6. Income Taxes

   Income Tax Expense
                                                For the Years Ended December 31,
                                                -----------------------------
                                                  2001          2000    1999
                                                 ------        ------   -----
                                                          In millions
   Current income taxes
      Federal..................................  $  826       $  679    $ 525
      State....................................     106          109      138
      Foreign..................................      24           18        1
                                                 ------        ------   -----
          Total current income taxes...........     956          806      664
                                                 ------        ------   -----
   Deferred income taxes, net
      Federal..................................     165          187     (126)
      State....................................       9           13      (65)
      Foreign..................................      33           29       (1)
                                                 ------        ------   -----
          Total deferred income taxes, net.....     207          229     (192)
                                                 ------        ------   -----
   Investment tax credit amortization (c)......     (13)         (15)     (19)
                                                 ------        ------   -----
   Total income tax expense....................  $1,150(a)    $1,020    $ 453(b)
                                                 ======        ======   =====

--------
(a) Excludes $59 million of deferred federal and state tax benefits related to the cumulative effect of change in accounting principle recorded net of tax. (See Note 1.)
(b) Excludes $404 million of current federal and state tax expense related to the extraordinary item recorded net of tax. (See Note 1.)
(c) Unamortized investment tax credit was $189 million at December 31, 2001.

                            DUKE ENERGY CORPORATION

Income Tax Expense Reconciliation to Statutory Rate
                                                       For the Years Ended December 31,
                                                       -------------------------------
                                                          2001         2000      1999
                                                         ------       ------    -----
                                                                 In millions
Income tax, computed at the statutory rate of 35%..... $1,100        $  979    $ 455
Adjustments resulting from
   State income tax, net of federal income tax effect.     74            75       47
   Favorable resolution of federal tax issues.........    (11)          (18)     (30)
   Other items, net...................................    (13)          (16)     (19)
                                                         ------       ------    -----
       Total income tax expense....................... $1,150        $1,020    $ 453
                                                         ------       ------    -----
Effective tax rate....................................   36.6%         36.5%    34.9%
                                                         ======       ======    =====

    Net Deferred Income Tax Liability Components
                                                             December 31,
                                                           ----------------
                                                            2001     2000
                                                           -------  -------
                                                              In millions
    Deferred credits and other liabilities................ $   507  $   429
    International property, plant and equipment...........     109      153
    Other.................................................      58       10
                                                           -------  -------
           Total deferred income tax assets...............     674      592
    Valuation allowance...................................     (17)      (9)
                                                           -------  -------
           Net deferred income tax assets.................     657      583
                                                           -------  -------
    Investments and other assets..........................    (711)    (320)
    Accelerated depreciation rates........................  (2,885)  (2,707)
    Regulatory assets and deferred debits.................    (290)    (326)
    Regulatory asset related to restating to pre-tax basis    (465)    (429)
                                                           -------  -------
           Total deferred income tax liability............  (4,351)  (3,782)
                                                           -------  -------
    State deferred income tax, net of federal tax effect..    (333)    (320)
                                                           -------  -------
           Total net deferred income tax liability........ $(4,027) $(3,519)
                                                           =======  =======

                            DUKE ENERGY CORPORATION

7. Derivative Instruments, Hedging Activities and Credit Risk

   Duke Energy, substantially through its subsidiaries, is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products marketed and purchased. Duke Energy employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including forward contracts, futures, swaps and options for trading purposes and for activity other than trading activity (primarily hedge strategies). The following table shows the fair value of Duke Energy's derivative portfolio as of December 31, 2001.

Fair Value of Contracts as of December 31, 2001
                                                                            Maturity
                                                                            in 2005   Total
                                                Maturity Maturity Maturity    and     Fair
Type of Contract                                in 2002  in 2003  in 2004  Thereafter Value
----------------                                -------- -------- -------- ---------- ------
                                                                In millions
Trading contracts..............................   $353     $164     $137      $415    $1,069
Hedge contracts................................    454      156       71       (38)      643
                                                  ----     ----     ----      ----    ------
Total..........................................   $807     $320     $208      $377    $1,712
                                                  ====     ====     ====      ====    ======

   Commodity Cash Flow Hedges. Some Duke Energy subsidiaries are exposed to market fluctuations in the prices of various commodities related to their ongoing power generating and natural gas gathering, processing and marketing activities. Duke Energy closely monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts to protect margins for a portion of future sales and generation revenues. Duke Energy uses commodity instruments, consisting of swaps, futures, forwards and collared options, as cash flow hedges for natural gas, electricity and NGL transactions. Duke Energy is hedging exposures to the price variability of these commodities for a maximum of nine years.

   The ineffective portion of commodity cash flow hedges and the amount recognized for transactions that no longer qualified as cash flow hedges were not material in 2001. As of December 31, 2001, $323 million of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in OCI is subject to change prior to its reclassification into earnings.

   Commodity Fair Value Hedges. Some Duke Energy subsidiaries are exposed to changes in the fair value of unrecognized firm commitments to sell generated power or natural gas due to market fluctuations in the underlying commodity prices. Duke Energy actively evaluates changes in the fair value of such unrecognized firm commitments due to commodity price changes and, where appropriate, uses various instruments to hedge its market risk. These commodity instruments, consisting of swaps, futures and forwards, serve as fair value hedges for the firm commitments associated with generated power and natural gas sales. Duke Energy is hedging exposures to the market risk of such items for a maximum of 13 years. For 2001, the ineffective portion of commodity fair value hedges was not material.

   Trading Contracts. Duke Energy provides energy supply, structured origination, trading and marketing, risk management and commercial optimization services to large energy customers, energy aggregators and other wholesale companies. These services require Duke Energy to use natural gas, electricity, NGL and transportation derivatives and contracts that expose it to a variety of market risks. Duke Energy manages its trading exposure

                            DUKE ENERGY CORPORATION
with strict policies that limit its market risk and require daily reporting of potential financial exposure to management. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk measurement.

   Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy to risk as a result of its issuance of variable-rate debt, fixed-to-floating interest rate swaps, commercial paper and auction market preferred stock. Duke Energy manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to certain percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. Duke Energy also enters into financial derivative instruments, including, but not limited to, interest rate swaps, options, swaptions and lock agreements to manage and mitigate interest rate risk exposure. Duke Energy's existing interest rate derivative instruments and related ineffectiveness were not material to its consolidated results of operations, cash flows or financial position in 2001.

Interest Rate Derivatives
                                                          December 31,
                                        -------------------------------------------------
                                                  2001                     2000
                                        ------------------------ ------------------------
                                        Notional Fair  Contracts Notional Fair  Contracts
                                        Amounts  Value  Expire   Amounts  Value  Expire
                                        -------- ----- --------- -------- ----- ---------
                                                       Dollars in millions
Fixed-to-floating rate swaps...........   $875    $20  2003-2019   $275    $27    2009
Cancelable fixed-to-floating rate swaps    455      7  2014-2025    630     20  2004-2022
CP(a) floating-to-fixed rate swaps.....     --     --     --        100     (1)   2001
Interest rate locks....................     --     --     --        275     (9)   2011

   -----
   (a) Commercial paper

   Gains and losses deferred in anticipation of planned financing transactions on interest rate swap derivatives are included in OCI and amortized over the life of the underlying debt once issued. These deferred gains and losses were not material in 2001 or 2000. As a result of the interest rate swap contracts, interest expense for the relative notional amount is recognized at the weighted-average rates as depicted in the following table.

        Weighted-Average Rates for Interest Rate Swaps
                                                       For the Years Ended
                                                          December 31,
                                                       ------------------
                                                       2001    2000  1999
                                                       ----    ----  ----
        Fixed-to-floating rate swaps.................. 3.92%   6.50% 5.71%
        Cancelable fixed-to-floating rate swaps....... 3.23%   5.09%   --
        Commercial paper swaps........................   --    6.11% 4.95%

   Foreign Currency (Fair Value or Cash Flow) Hedges. Duke Energy is exposed to foreign currency risk from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, transactions are denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be hedged through debt denominated or issued in the foreign currency. Duke Energy also uses foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. In 2001, the impact of Duke Energy's foreign currency derivative instruments was not material to its consolidated results of operations, cash flows or financial position.

                            DUKE ENERGY CORPORATION

   Financial Instruments. The fair value of financial instruments not currently carried at market value is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2001 and 2000, are not necessarily indicative of the amounts Duke Energy could have realized in current markets.

Financial Instruments
                                                                 2001                2000
                                                          ------------------- -------------------
                                                           Book   Approximate  Book   Approximate
                                                           Value  Fair Value   Value  Fair Value
                                                          ------- ----------- ------- -----------
                                                                        In millions
Long-term debt (a)....................................... $12,582   $13,239   $11,154   $11,896
Guaranteed preferred beneficial interests in subordinated
  notes of Duke Energy or subsidiaries...................   1,407     1,440     1,406     1,389
Preferred stock (a)......................................     247       242       280       275

   -----
   (a) Includes current maturities

   The fair value of cash and cash equivalents, notes receivable, notes payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

   Credit Risk. Duke Energy's principal customers for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Canada, Asia Pacific, Europe and Latin America. Duke Energy has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect Duke Energy's overall credit risk in that certain customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, Duke Energy analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Duke Energy frequently uses master collateral agreements to mitigate credit exposure. The collateral agreement provides for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreement also provides that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions.

   The change in market value of New York Mercantile Exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Financial derivatives are generally cash settled periodically throughout the contract term. However, these transactions are also generally subject to margin agreements with many of Duke Energy's counterparties.

   As of December 31, 2001, Duke Energy had a pre-tax bad debt provision of $90 million related to receivables for energy sales in California. (See Note 15 for further information regarding market and credit exposure.) Following the bankruptcy of Enron Corporation, Duke Energy terminated substantially all contracts with Enron Corporation and its affiliated companies (collectively, Enron). As a result, Duke Energy recorded, as a charge, a non-collateralized accounting exposure of $43 million. The $43 million non-collateralized accounting exposure is comprised of charges of $36 million at NAWE, $3 million at International Energy, $3 million at Field Services and $1 million at Natural Gas Transmission. These amounts are stated on a pre-tax basis as charges against the reporting segment's earnings.

                            DUKE ENERGY CORPORATION

   The transactions between Enron and Duke Energy consisted of the following:

  . NAWE--forward contracts, swaps, options and physical contracts used to trade natural gas, power, crude oil, liquefied petroleum gas and coal

  . International Energy--forward contracts and options used to trade and hedge natural gas, power and oil

  . Field Services--physical purchase/sale contracts for natural gas and NGLs; forward contracts, swaps and options used to trade natural gas and NGLs; transportation and storage

  .  Natural Gas Transmission--forward financial sales of NGLs

   The $43 million charge was a direct reduction to earnings before income taxes and was a result of charging the full amount of unsettled mark-to-market earnings previously recognized, and all derivative assets and accounts receivable that became impaired due to Enron's financial deterioration. All assets written off or reserved for were net of the margin (cash collateral) posted by Enron of $330 million and applied by Duke Energy in connection with transactions between the companies.

   Duke Energy's determination of its bankruptcy claims against Enron is still under review, and its claims made in the bankruptcy case are likely to exceed $43 million. Any bankruptcy claims that exceed this amount would primarily relate to termination and settlement rights under contracts and transactions with Enron that would have been recognized in future periods, and not in the historical periods covered by the financial statements to which the $43 million charge relates.

   Substantially all contracts with Enron were completed or terminated prior to December 31, 2001. Duke Energy has continuing contractual relationships with certain Enron affiliates, which are not in bankruptcy. In Brazil, a power purchase agreement between a Duke Energy affiliate, Paranapanema, and Elektro Eletricidade e Servicos S/A (Elektro), a distribution company 40% owned by Enron, will expire December 31, 2005. The contract was executed by Duke Energy's predecessor in interest in Paranapanema, and obligates Paranapanema to provide energy to Elektro on an irrevocable basis for the contract period. In addition, a purchase/sale agreement expiring September 1, 2005 between a Duke Energy affiliate and Citrus Trading Corporation (Citrus), a 50/50 joint venture between Enron and El Paso Corporation, continues to be in effect. The contract requires the Duke Energy affiliate to provide liquefied natural gas to Citrus. Citrus has provided a letter of credit in favor of Duke Energy to cover its exposure.

8. Investment in Affiliates and Related Party Transactions

   Investments in domestic and international affiliates that are not controlled by Duke Energy, but over which it has significant influence, are accounted for by the equity method. These investments include undistributed earnings of $166 million in 2001 and $70 million in 2000. Duke Energy received distributions of $158 million in 2001, $138 million in 2000 and $111 million in 1999 from these investments. Duke Energy's share of net income from these affiliates is reflected in the Consolidated Statements of Income as Other Operating Revenues.

   Natural Gas Transmission. Investments primarily include a 37.5% interest in the Maritimes & Northeast Pipeline and a 50% interest in Gulfstream Natural Gas System, LLC. The Maritimes & Northeast Pipeline is composed of Canadian and U.S. natural gas pipeline joint ventures that together transport natural gas into the U.S. from Canada. Gulfstream Natural Gas System, LLC is a joint interstate natural gas pipeline development that will extend from Mississippi and Alabama across the Gulf of Mexico to Florida.

                            DUKE ENERGY CORPORATION

   Field Services. Investments primarily include a 21.1% ownership interest in TEPPCO Partners, LP, a publicly traded limited partnership which owns and operates a network of pipelines for refined products and crude oil.

   North American Wholesale Energy. Significant investments include a 50% interest in American Ref-Fuel Company, LLC and a 50% interest in Southwest Power Partners, LLC. American Ref-Fuel Company, LLC owns and operates facilities that convert waste to energy. Southwest Power Partners, LLC is a gas-fired combined-cycle facility under construction in Arizona. Once completed, this facility will serve markets in Arizona, Nevada and California.

   International Energy. Significant investments include a 25% indirect interest in National Methanol Company, which owns and operates a methanol and MTBE (methyl tertiary butyl ether) business in Jubail, Saudi Arabia.

   Other Energy Services. Investments include participation in various construction and support activities for fossil-fueled generating plants.

   Duke Ventures. Significant investments include various real estate development projects.

Investment in Affiliates
                               December 31, 2001             December 31, 2000             December 31, 1999
                         ----------------------------- ----------------------------- -----------------------------
                         Domestic International Total  Domestic International Total  Domestic International Total
                         -------- ------------- ------ -------- ------------- ------ -------- ------------- ------
                                                                In millions
Natural Gas Transmission  $  565      $ 88      $  653  $   82      $ 88      $  170   $ 67       $ 83      $  150
Field Services..........     252        --         252     373        --         373    439         --         439
North American Wholesale
 Energy.................     315        --         315     635         9         644    425         --         425
International Energy....      --       165         165      --       154         154     --        224         224
Other Energy Services...      53         7          60      11         7          18     51          6          57
Duke Ventures...........      30        --          30      23        --          23     10         --          10
Other Operations........       5        --           5       5        --           5     --         --          --
                          ------      ----      ------  ------      ----      ------   ----       ----      ------
   Total................  $1,220      $260      $1,480  $1,129      $258      $1,387   $992       $313      $1,305
                          ======      ====      ======  ======      ====      ======   ====       ====      ======

Equity in Earnings of Investment
                                                                 For the years ended
                                -------------------------------------------------------------------------------------
                                     December 31, 2001            December 31, 2000            December 31, 1999
                                ---------------------------  ---------------------------  ---------------------------
                                Domestic International Total Domestic International Total Domestic International Total
                                -------- ------------- ----- -------- ------------- ----- -------- ------------- -----
                                                                     In millions
Natural Gas Transmission.......   $ 38        $ 7      $ 45    $ 13        $ 4      $ 17    $ 16        $ 9      $ 25
Field Services.................     45         --        45      39         --        39      44         --        44
North American Wholesale Energy     35         --        35      36         --        36      47         --        47
International Energy...........     --         39        39      --         43        43      --         10        10
Other Energy Services..........     49         --        49     (13)        --       (13)     10          3        13
Duke Ventures..................      2         --         2      (9)        --        (9)    (22)        --       (22)
Other Operations...............    (47)        --       (47)    (10)        --       (10)     (5)        --        (5)
                                  ----        ---      ----    ----        ---      ----    ----        ---      ----
   Total.......................   $122        $46      $168    $ 56        $47      $103    $ 90        $22      $112
                                  ====        ===      ====    ====        ===      ====    ====        ===      ====

                            DUKE ENERGY CORPORATION

   Summarized Combined Financial Information of Unconsolidated Affiliates

                                               December 31,
                                           --------------------
                                            2001   2000   1999
                                           ------ ------ ------
                                               In millions
                Balance Sheet
                   Current assets......... $1,239 $1,242 $1,544
                   Noncurrent assets......  8,199  6,588  7,826
                   Current liabilities....  1,202    888  1,155
                   Noncurrent liabilities.  4,400  4,404  4,727
                                           ------ ------ ------
                   Net assets............. $3,836 $2,538 $3,488
                                           ====== ====== ======
                Income Statement
                   Operating revenues..... $5,202 $4,617 $3,510
                   Operating expenses.....  4,525  4,039  3,104
                   Net income.............    499    440    193

   Related Party Transactions. Outstanding notes receivable from affiliates were $25 million as of December 31, 2001 and $70 million as of December 31, 2000.

   Duke Energy and Fluor Enterprises, Inc. formed the D/FD 50/50 partnership in 1989. The partnership provides full-service siting, permitting, licensing, engineering, procurement, construction, start-up, operating and maintenance services for fossil-fired plants in the U.S. and internationally. D/FD is the primary builder for NAWE's merchant generation plants currently under construction. Fifty percent of the profit earned by D/FD for the construction of NAWE's merchant generation plants, which is associated with Duke Energy's ownership, is deferred in consolidation until the plant is sold as part of NAWE's portfolio management strategy, or once the plant becomes operational it is amortized over the plant's useful life. Fifty percent of the profit earned by D/FD for operating and maintenance services, which is associated with Duke Energy's ownership, is eliminated in consolidation. For the year ended December 31, 2001, Duke Energy deferred profit of $54 million for D/FD construction contracts, and eliminated profit of $9 million for operating and maintenance services. For the year ended December 31, 2000, Duke Energy deferred profit of $16 million for construction contracts. There was no profit from operating and maintenance services to be eliminated in 2000. For the year ended December 31, 1999, Duke Energy deferred profit of $6 million for construction contracts. There was no profit from operating and maintenance services to be eliminated in 1999. In addition, as part of the D/FD partnership agreement, excess cash is loaned at current market rates to Duke Energy and Fluor Enterprises, Inc. (See
Note 10.)

   In the normal course of business, Duke Energy's consolidated subsidiaries enter into energy trading contracts with one another. On a stand-alone basis, the accounting for such contracts may differ by counterparty. For example, DETM, an energy-trading subsidiary within the scope of EITF Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities," may enter into a contract to purchase natural gas storage from DEFS. DEFS may treat this contract as a hedge position, and DETM may mark to market the contract through its current earnings. In the consolidation process, the effects of this contract are eliminated, and not reflected in Duke Energy's Consolidated Financial Statements. In all cases, energy trading contracts (and any resulting mark-to-market gains or losses) between consolidated subsidiaries are eliminated in the consolidation process.

   Also see Note 13, Minority Interest Financing, for additional related party information.

                            DUKE ENERGY CORPORATION

9. Property, Plant and Equipment

    Net Property, Plant and Equipment
                                                             December 31,
                                                           ----------------
                                                            2001     2000
    -                                                      -------  -------
                                                              In millions
    Land.................................................. $    49  $    36
    Plant
       Electric generation, distribution and transmission.  19,792   18,669
       Natural gas transmission...........................   6,200    5,449
       Gathering and processing facilities................   4,106    4,470
       Other buildings and improvements...................   1,346    1,339
       Leasehold improvements.............................       4       14
    Nuclear fuel..........................................     788      761
    Equipment.............................................     251      108
    Vehicles..............................................      69       36
    Construction in process...............................   5,068    2,192
    Other.................................................   1,791    1,524
                                                           -------  -------
           Total property, plant and equipment............  39,464   34,598
           Total accumulated depreciation (a)............. (11,049) (10,146)
                                                           -------  -------
           Total net property, plant and equipment........ $28,415  $24,452
                                                           =======  =======

--------
(a) Includes accumulated amortization of nuclear fuel: 2001--$546 million; 2000--$503 million

   Capitalized interest of $167 million for 2001, $67 million for 2000 and $52 million for 1999 is included in the Consolidated Statements of Income.

10. Debt and Credit Facilities

Debt
                                                                       December 31,
                                                                      --------------
                                                            Year Due   2001    2000
                                                           ---------- ------  ------
                                                                       In millions
Duke Energy
First and refunding mortgage bonds
   6.125%--6.625%.........................................    2003    $  175  $  175
   6.75%--7.5%............................................ 2023--2025    450     450
   7.0%--8.95%............................................ 2027--2033    165     165
Pollution control debt, 3.85%--5.8%....................... 2012--2017    172     172
Notes
   5.375%--9.21%.......................................... 2009--2016    809     811
   6.0%--6.6%............................................. 2028--2038    500     500
Commercial paper, 1.93% and 6.52% weighted-average rate at
  December 31, 2001 and 2000, respectively (a)............             1,087   1,256
Other debt................................................                19      18
Fair value hedge carrying value adjustment................ 2010--2014    (10)     --
Notes matured during 2001.................................                --     661

                        (Table continued on next page)

                            DUKE ENERGY CORPORATION

Debt (continued)
                                                                            December 31,
                                                                           --------------
                                                                 Year Due   2001    2000
                                                                ---------- ------  ------
                                                                            In millions
Duke Capital Corporation(b)
Senior notes
   4.73%--7.5%................................................. 2003--2009 $1,400  $1,400
   6.75%--8.5%................................................. 2018--2019    650     650
   4.32%(c)....................................................    2006       750      --
   5.87%(c)....................................................    2006       875      --
Commercial paper, 2.16% and 6.71% weighted-average rate at
  December 31, 2001 and 2000, respectively (a).................             1,456   1,378
Note payable to D/FD, 4.05% and 6.14% weighted-average rate at
  December 31, 2001 and 2000, respectively.....................               568     141
Fair value hedge carrying value adjustment..................... 2009--2025     30      --

Subsidiary Debt Guaranteed by Duke Capital Corporation
Duke Energy Australia Pty Ltd.
   Medium-term note, 7.25% (d).................................    2004       128     139
   Credit facilities, 6.41% and 6.13% weighted-average rate at
     December 31, 2001 and 2000, respectively..................                38      44
   Commercial paper, 5.96% and 6.4% weighted-average rate at
     December 31, 2001 and 2000, respectively (d)..............               231     223
Hidroelectrica Cerros Colorados S.A.
   Notes, 3.8%.................................................    2002        68      95
Duke Energy South Bay, LLC
   Capital leases..............................................    2009        94     272

PanEnergy Corp
Bonds
   7.75%.......................................................    2022       328     328
   8.625% debentures...........................................    2025       100     100
Notes, 7.0%--9.9%, maturing serially........................... 2003--2006    372     384
Fair value hedge carrying value adjustment.....................                 7      --

Texas Eastern Transmission, LP
Notes
   7.3%--8.25%................................................. 2002--2010    500     500
   Medium-term, Series A, 7.92%--9.07%......................... 2004--2012     35      51
Notes matured during 2001......................................                --     100

Algonquin Gas Transmission Company
Notes, 9.13%................................................... 2002--2003     67     100

Duke Energy Field Services, LLC
Notes
   7.5%--8.125%................................................ 2005--2030  1,700   1,700
   5.75%--6.875%............................................... 2006--2011    550      --
Commercial paper, 2.53% and 7.39% weighted-average rate at
  December 31, 2001 and 2000, respectively.....................               213     346
Capital leases.................................................                 3      --
Fair value hedge carrying value adjustment..................... 2009--2025     (5)     --

Crescent, LLC (e)
Construction and mortgage loans, 2.73%--10.0%.................. 2002--2005     73      67

                        (Table continued on next page)

                            DUKE ENERGY CORPORATION

   Debt (continued)
                                                              December 31,
                                                            ----------------
                                                  Year Due   2001     2000
                                                 ---------- -------  -------
                                                               In millions
   Other Debt of Subsidiaries
   Duke Energy Western Australia Holdings
      Notes, 5.35% (d).......................... 2004--2013 $   124  $   138
   Paranapanema
      Notes, 6.0%--10.0% (f).................... 2002--2017     427      477
   Duke Energy Vermillion
      Notes, 6.8%...............................    2002          5       --
   Other international debt of subsidiaries.....                 76      127
   Other domestic debt of subsidiaries..........                 61      103
   Unamortized debt discount and premium, net...               (106)     (91)
                                                            -------  -------
   Total debt...................................             14,185   12,980
   Current maturities of long-term debt.........               (261)    (437)
   Short-term notes payable and commercial paper             (1,603)  (1,826)
                                                            -------  -------
   Total long-term debt.........................            $12,321  $10,717
                                                            =======  =======

--------
(a) Amounts include extendible commercial notes.
(b) Duke Capital Corporation is a wholly owned subsidiary of Duke Energy that provides financing and credit enhancement services for its subsidiaries.
(c) Component of Equity Units (See Note 16.)
(d) Debt denominated in Australian dollars
(e) A portion of Crescent's real estate development projects, land and buildings are pledged as collateral.
(f) Debt denominated in Brazilian reais and principal is indexed annually to inflation

   In January 2002, Duke Energy issued $750 million of 6.25% senior unsecured bonds due in 2012 and $250 million of floating rate (based on the three-month London Interbank Offered Rate (LIBOR) plus 0.35%) senior unsecured bonds due in 2005. The proceeds from these issuances were used to manage working capital needs.

   In February 2002, Duke Capital Corporation issued $500 million of 6.25% senior unsecured bonds due in 2013 and $250 million of 6.75% senior unsecured bonds due in 2032. In addition, Duke Capital Corporation, through a private placement transaction, issued $500 million of floating rate (based on the one-month LIBOR plus 0.65%) senior unsecured bonds due in 2003.

   The weighted-average interest rate on outstanding short-term notes payable and commercial paper was 3.13% as of December 31, 2001 and 6.8% as of December 31, 2000.

                                             In millions
                        Annual Maturities    -----------
                        2002................   $   261
                        2003................       576
                        2004................       883
                        2005................     1,016
                        2006................     2,101
                        Thereafter..........     7,745
                                               -------
                        Total long-term debt   $12,582
                                               =======

                            DUKE ENERGY CORPORATION

   Annual maturities after 2006 include $1,360 million of long-term debt with call options, meaning Duke Energy has the option to repay the debt early. Based on the years in which Duke Energy may first exercise its redemption options, it could potentially repay $1,033 million in 2002, $227 million in 2003 and $100 million in 2005.

   In 2000, Duke Energy issued $250 million 7.125% senior unsecured bonds due in 2012 with a put option that gives investors the choice to put the bond to Duke Energy at par value in September 2002 or extend the maturity until 2012. If extended, the bonds would be recouponed at 5.7% plus the Duke Energy 10-year credit spread on the extension date. Also in 2000, Duke Capital Corporation issued $150 million senior unsecured bonds due in 2003 that become due and payable if Duke Capital Corporation's debt ratings fall below BBB.

   Credit Facilities

                                      December 31, 2001      December 31, 2000
                                    ---------------------- ----------------------
                                      Credit                 Credit
                                    Facilities Outstanding Facilities Outstanding
                                    ---------- ----------- ---------- -----------
                                                     In millions
Bridge facility....................   $  250      $ --       $   --       $ --
364-day facilities (a).............    2,716        --        1,796         --
Three-year revolving facilities (a)    1,640        38           84         44
Four-year revolving facilities.....       --        --          125         --
Five-year revolving facilities (a).       --        --        2,200         --
                                      ------      ----       ------      -----
   Total consolidated..............   $4,606      $ 38       $4,205      $  44
                                      ======      ====       ======      =====

   -----
   (a) Majority of facilities support commercial paper facilities

   The credit facilities expire from 2002 to 2004 and are not subject to minimum cash requirements; however, borrowings and issuances of letters of credit under approximately $1,100 million of these facilities are subject to and dependent on the senior unsecured debt ratings of Duke Capital Corporation (currently rated A3/A/A). Ratings of Baa2, BBB or the equivalent by at least two of Moody's Investors Service, Standard & Poor's and Fitch, Inc. must be maintained to obtain additional borrowings and issuances of letters of credit. Any outstanding borrowings would not become due and payable.

11. Nuclear Decommissioning Costs

   Nuclear Decommissioning Costs. Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $1.9 billion stated in 1999 dollars based on decommissioning studies completed in 1999 (studies are completed every five years). This includes costs related to Duke Energy's 12.5% ownership in the Catawba Nuclear Station. The other joint owners of the Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. Both the NCUC and the PSCSC have allowed Duke Energy to recover estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy's nuclear stations. The operating licenses for Duke Energy's nuclear units are subject to extension. In 2000, Duke Energy was granted a license renewal for the Oconee Nuclear Station. Applications to renew the operating licenses for Duke Energy's other nuclear units were filed with the Nuclear Regulatory Commission (NRC) in June 2001. Duke Energy's nuclear units are currently licensed as shown in the following table.

                            DUKE ENERGY CORPORATION

   Operating Licenses for Nuclear Units

                              Unit           Year
                              ----           ----
                              McGuire 1..... 2021
                              McGuire 2..... 2023
                              Catawba 1..... 2024
                              Catawba 2..... 2026
                              Oconee 1 and 2 2033
                              Oconee 3...... 2034

   During 2001 and 2000, Duke Energy expensed approximately $57 million, and a corresponding amount of cash was contributed to external funds for decommissioning costs, and accrued an additional $8 million to the internal reserve. Nuclear units are depreciated at an annual rate of 4.7%, of which 1.61% is for decommissioning. The balance of the external funds was $716 million as of December 31, 2001 and $717 million as of December 31, 2000, and is reflected in the Consolidated Balance Sheets as Nuclear Decommissioning Trust Funds (asset) and Nuclear Decommissioning Costs Externally Funded (liability). The balance of the internal reserve was $239 million as of December 31, 2001 and $231 million as of December 31, 2000, and is reflected in the Consolidated Balance Sheets as Accumulated Depreciation and Amortization. The external decommissioning trust fund is invested primarily in domestic and international equity securities, fixed-rate, fixed-income securities and cash and cash equivalents. Duke Energy has an agreement with the NRC that these funds will only be used for activities relating to nuclear decommissioning. These investments are exposed to price fluctuations in equity markets and changes in interest rates. Because the accounting for nuclear decommissioning recognizes that costs are recovered through Franchised Electric's rates, fluctuations in equity prices or interest rates do not affect consolidated results of operations, cash flows or financial position. Management believes that the decommissioning costs being recovered through rates, when coupled with expected fund earnings, are sufficient to provide for the cost of decommissioning.

   A provision in the Energy Policy Act of 1992 established a fund for the decontamination and decommissioning of the DOE's uranium enrichment plants (the D&D Fund). Licensees are subject to an annual assessment for 15 years based on their pro rata share of past enrichment services. In 1998, Duke Energy and 21 other utilities filed a lawsuit challenging the constitutionality of the D&D Fund and seeking an injunction that prohibits the government from collecting the assessment and refunds all assessments paid. The annual assessment is recorded in the Consolidated Statements of Income as Fuel Used in Electric Generation. Duke Energy has paid $96 million into the fund, including $11 million during 2001. The remaining liability and regulatory assets of $53 million as of December 31, 2001 and $62 million as of December 31, 2000 are reflected in the Consolidated Balance Sheets as Deferred Credits and Other Liabilities, and Regulatory Assets and Deferred Debits.

   Spent Nuclear Fuel. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy has entered into contracts with the DOE for the disposal of spent nuclear fuel. The DOE failed to begin accepting spent nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy's contract with the DOE. In 1998, Duke Energy filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE's failure to accept commercial spent nuclear fuel by the required date. Damages claimed in the lawsuit are based upon Duke Energy's costs incurred as a result of the DOE's partial material breach of its contract, including the cost of securing additional spent fuel storage capacity. Duke Energy will continue to safely manage its spent nuclear fuel until the DOE accepts it. Payments made to the DOE for disposal costs are based on nuclear output and are included in the Consolidated Statements of Income as Fuel Used in Electric Generation.

                            DUKE ENERGY CORPORATION

12. Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Energy or Subsidiaries

   Duke Energy and one of its subsidiaries have formed business trusts for which they own all the common securities. The trusts issue and sell preferred securities and invest the gross proceeds in junior subordinated notes issued by the respective parent companies.

   Trust Preferred Securities

                                                    December 31,
                                                   --------------
             Issued                    Rate   Due   2001    2000
             ------                    -----  ---- ------  ------
                                                     In millions
             1997.....................  7.20% 2037 $  350  $  350
             1998..................... 7.375% 2038    350     350
             1998..................... 7.375% 2038    250     250
             1999..................... 8.375% 2029    250     250
             1999.....................  7.20% 2039    250     250
             Unamortized debt discount                (43)    (44)
                                                   ------  ------
                                                   $1,407  $1,406
                                                   ======  ======

   These trust preferred securities represent preferred undivided beneficial interests in the assets of the respective trusts. Distribution payments on these preferred securities are guaranteed by the respective parent companies, but only to the extent that the trusts have funds legally and immediately available to make distributions. Dividends related to the trust preferred securities were $108 million for 2001, $108 million for 2000 and $87 million for 1999, and have been included in the Consolidated Statements of Income as Minority Interest Expense.

13. Minority Interest Financing

   In 2000, Catawba River Associates, LLC (Catawba), a fully consolidated financing entity managed by a subsidiary of Duke Energy, issued $1,025 million of preferred member interests to a third-party investor. Catawba subsequently advanced the proceeds from the sale to DE Power Generation, LLC (DEPG), a wholly owned subsidiary of Duke Energy, which indirectly owns or leases six merchant power generation facilities located in California, Maine and Indiana. Catawba is a limited liability company with a separate existence and identity from its preferred members, and the assets of Catawba are separate and legally distinct from Duke Energy. The preferred member interests receive quarterly a preferred return equal to an adjusted floating reference rate (approximately 5.20% for the full year ended December 31, 2001).

   The purpose of the transaction was to reimburse Duke Energy for a portion of its prior investment in the DEPG assets in a separate venture financing with third-party investors not requiring direct recourse to the credit of Duke Energy. The results of operations, cash flows and financial position of Catawba are consolidated with Duke Energy for financial reporting purposes. The preferred member interests are included in Minority Interest in Financing Subsidiary on the Consolidated Balance Sheets, and the payments made with respect to the preferred return are included in Minority Interest Expense on the Consolidated Statements of Income of Duke Energy.

   The initial term of the financing ends in September 2005, at which time Catawba must either (a) reset the preferred rate as agreed by the existing preferred investors, (b) re-market the preferred member interests to other preferred investors, (c) redeem the outstanding preferred member interests, in whole or in part, plus any accrued and unpaid return, or (d) commence an orderly liquidation of DEPG and Catawba. This could impact Duke

                            DUKE ENERGY CORPORATION

Energy's liquidity at the time if it were to elect to redeem the preferred member interests or, alternatively, result in the loss of the future associated earnings contribution to Duke Energy of the assets of DEPG in the event of an orderly liquidation.

   Duke Energy and Catawba have the right to redeem the preferred member interests at any time, and the holder of the preferred member interests may require an early liquidation of the assets of DEPG and Catawba and a redemption of the preferred member interests from the available liquidation proceeds upon the occurrence of specified events (such as failure to make required payments or to perform other obligations).

   Duke Capital Corporation has the right to borrow certain amounts from DEPG and Catawba as demand loans. If Duke Capital Corporation's credit rating (currently A3/A) declines below investment grade (Baa3/BBB-), the preferred members may and will likely require that these loans be repaid. In addition, if there were such a downgrade, the preferred investor could cause an increase in the quarterly payments and a recharacterization of the preferred member interests as a debt obligation on the Consolidated Financial Statements of Duke Energy.

14. Preferred and Preference Stock

   Authorized Shares of Stock as of December 31, 2001 and 2000

                                      Par Value   Shares
                                      --------- -----------
                                                In millions
                    Preferred Stock..   $100       12.5
                    Preferred Stock A   $ 25       10.0
                    Preference Stock.   $100        1.5

   As of December 31, 2001 and 2000, there were no shares of preference stock outstanding.

   Preferred Stock with Sinking Fund Requirements

                                                                December 31,
                                         Share Outstanding   -------------------
Rate/Series                 Year Issued at December 31, 2001    2001      2000
-----------                 ----------- -------------------- ----        ----
                                                             Dollars in millions
6.20% D (Preferred Stock A)    1992                --        $ --        $20
6.30% U....................    1992                --          --         13
6.40% V....................    1992           130,000          13         13
6.75% X....................    1993           250,000          25         25
                                                             ----        ---
Total......................                                  $ 38        $71
                                                             ====        ===

   The annual sinking fund requirements are $13 million for 2002 and $2 million each year for 2003 through 2006. Additional redemptions are permitted at Duke Energy's option.

                            DUKE ENERGY CORPORATION

   Preferred Stock without Sinking Fund Requirements

                                                               December 31,
                                        Shares Outstanding  -------------------
Rate/Series                Year Issued at December 31, 2001    2001      2000
-----------                ----------- -------------------- ----       ----
                                                            Dollars in millions
4.50% C...................    1964            175,000       $ 18       $ 18
7.85% S...................    1992            300,000         30         30
7.00% W...................    1993            249,989         25         25
7.04% Y...................    1993            299,995         30         30
6.375% (Preferred Stock A)    1993          1,257,185         31         31
Auction Series A..........    1990            750,000         75         75
                                                            ----       ----
Total.....................                                  $209       $209
                                                            ====       ====

   The call provisions for outstanding preferred stock specify redemption prices not exceeding 104% of par value, plus accumulated dividends to the redemption date.

15. Commitments and Contingencies

   Nuclear Insurance. Duke Energy owns and operates the McGuire and Oconee Nuclear Stations and operates and has a partial ownership interest in the Catawba Nuclear Station. The McGuire and Catawba Nuclear Stations have two nuclear reactors each and Oconee has three. Nuclear insurance includes: liability coverage; property, decontamination and decommissioning coverage; and business interruption and/or extra expense coverage. The other joint owners of the Catawba Nuclear Station reimburse Duke Energy for certain expenses associated with nuclear insurance premiums.

   The Price-Anderson Act requires Duke Energy to insure against public liability claims resulting from nuclear incidents to the full limit of liability, approximately $9.5 billion.

   Primary Liability Insurance. Duke Energy has purchased the maximum required private primary liability insurance, $200 million, along with a like amount to cover certain worker tort claims.

   Excess Liability Insurance. This policy currently provides approximately $9.3 billion of coverage through the Price-Anderson Act's mandatory industry-wide excess secondary insurance program of risk pooling. The $9.3 billion is the sum of the current potential cumulative retrospective premium assessments of $88 million per licensed commercial nuclear reactor. This would be increased by $88 million for each additional commercial nuclear reactor licensed, or reduced by $88 million for nuclear reactors no longer operational and may be exempted from the risk pooling insurance program. Under this program, licensees could be assessed retrospective premiums to compensate for damages in the event of a nuclear incident at any licensed facility in the U.S. If such an incident should occur and public liability damages exceed primary insurances, licensees may be assessed up to $88 million for each of their licensed reactors, payable at a rate not to exceed $10 million a year per licensed reactor for each incident. The $88 million is subject to indexing for inflation and may be subject to state premium taxes.

   Duke Energy is a member of Nuclear Electric Insurance Limited (NEIL), which provides property and business interruption insurance coverage for Duke Energy's nuclear facilities under three policy programs:

   Primary Property Insurance. This policy provides $500 million of primary property damage coverage for each of Duke Energy's nuclear facilities.

                            DUKE ENERGY CORPORATION

   Excess Property Insurance. This policy provides excess property, decontamination and decommissioning liability insurance: $2.25 billion for the Catawba Nuclear Station and $1.5 billion each for the Oconee and McGuire Nuclear Stations.

   Business Interruption Insurance. This policy provides business interruption and/or extra expense coverage resulting from an accidental outage of a nuclear unit. Each McGuire and Catawba unit is insured for up to approximately $4 million per week, and the Oconee units are insured for up to approximately $3 million per week. Coverage amounts decline if more than one unit is involved in an accidental outage. Initial coverage begins after a 12-week deductible period and continues at 100% for 52 weeks and 80% for the next 110 weeks.

   If NEIL's losses exceed its reserves for any of the above three programs, Duke Energy is liable for assessments of up to 10 times its annual premiums. The current potential maximum assessments are: Primary Property Insurance--$31 million, Excess Property Insurance--$36 million and Business Interruption Insurance--$29 million.

   The other joint owners of the Catawba Nuclear Station are obligated to assume their pro rata share of liability for retrospective premiums and other premium assessments resulting from the Price-Anderson Act's excess secondary insurance program of risk pooling, or the NEIL policies.

   Environmental. Duke Energy is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

   Manufactured Gas Plants and Superfund Sites. Duke Energy operated manufactured gas plants until the early 1950s and has entered into a cooperative effort with the State of North Carolina and other owners of former manufactured gas plant sites to investigate and, where necessary, remediate those contaminated sites. Regulators consider Duke Energy to be a potentially responsible party, possibly subject to future liability at six federal and two state Superfund sites. While remediation costs may be substantial, Duke Energy will share in any liability associated with contamination at these sites with other potentially responsible parties. Management believes that resolution of these matters will have no material adverse effect on consolidated results of operations, cash flows or financial position.

   PCB (Polychlorinated Biphenyl) Assessment and Cleanup Programs. In 2001, Texas Eastern Transmission, LP, a wholly owned subsidiary of Duke Energy, completed the remaining requirements of a 1989 U.S. Consent Decree regarding the cleanup of PCB-contaminated sites. The Environmental Protection Agency
(EPA) certified the completion of all work under the Consent Decree in January 2002. Monitoring of groundwater and remediation at certain sites may continue as required by various state authorities.

   In March 1999, Duke Energy sold PEPL and Trunkline to CMS. (See Note 1 for more information on the sale of the pipelines.) Under the terms of the sales agreement with CMS, Duke Energy is obligated to complete cleanup of previously identified contamination resulting from the past use of PCB-containing lubricants and other discontinued practices at certain sites on the PEPL and Trunkline systems.

   Based on Duke Energy's experience to date and costs incurred for cleanup, management believes the resolution of matters relating to the environmental issues discussed above will have no material adverse effect on consolidated results of operations, cash flows or financial position.

   Air Quality Control. In 1998, the EPA issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans (SIPs) to significantly reduce

                            DUKE ENERGY CORPORATION
emissions of nitrogen oxide by May 1, 2003. The EPA rule was challenged in court by various states, industry and other interests, including Duke Energy and the states of North Carolina and South Carolina. In 2000, the court upheld most aspects of the EPA rule. The same court subsequently extended the compliance deadline for implementation of emission reductions to May 31, 2004.

   In 2000, the EPA finalized another ozone-related rule under Section 126 of the Clean Air Act (CAA). Section 126 of the CAA has virtually identical emission control requirements as the 1998 action, and specified a May 1, 2003 compliance date. While the emission reduction requirements of the rule have been upheld in court, the implementation date for the rule has been revised to May 2004 as a result of a legal challenge and the resulting court order.

   Both North Carolina and South Carolina have revised their SIPs in response to the EPA's 1998 rule, and are awaiting EPA approval. Legislation was introduced in the North Carolina General Assembly in 2001 and passed by the state Senate that would require North Carolina electric utilities, including Duke Energy, to make significant reductions in emissions of sulfur dioxide and nitrogen oxides from coal-fired power plants over the next seven to 11 years. A provision in the proposed North Carolina legislation allows Duke Energy to recover costs of achieving the proposed emission reductions from customers through an environmental compliance expenditure-recovery factor that is separate from the electric utility's base rates. If passed into law, the final provisions could be significantly different from the proposal.

   Emission control retrofits needed to comply with the new rules are large technical, design and construction projects. These projects will be managed closely to ensure the continuation of reliable electric service to Duke Energy's customers throughout the projects and upon their completion.

   In 2000, the U.S. Justice Department, acting on behalf of the EPA, filed a complaint against Duke Energy in the U.S. District Court in Greensboro, North Carolina, for alleged violations of the New Source Review (NSR) provisions of the CAA. The EPA claims that 29 projects performed at 25 of Duke Energy's coal-fired units were major modifications, as defined in the CAA, and that Duke Energy violated the CAA's NSR requirements when it undertook those projects without obtaining permits and installing emission controls for sulfur dioxide, nitrogen oxide and particulate matter. The complaint asks the court to order Duke Energy to stop operating the coal-fired units identified in the complaint, install additional emission controls and pay unspecified civil penalties. This complaint is part of the EPA's NSR enforcement initiative, in which the EPA claims that utilities and others have committed widespread violations of the CAA permitting requirements for the past 25 years. The EPA has sued or issued notices of violation of investigative information requests to at least 48 other electric utilities and cooperatives.

   The EPA's allegations run counter to previous EPA guidance regarding the applicability of the NSR permitting requirements. Duke Energy, along with other utilities, has routinely undertaken the type of repair, replacement and maintenance projects that the EPA now claims are illegal. Duke Energy believes that all of its electric generation units are properly permitted and have been properly maintained, and is defending itself vigorously against these alleged violations. The U.S. Vice President's National Energy Policy Development Group has ordered the EPA to review its NSR rules and has ordered the Department of Justice to review the appropriateness of the enforcement cases. The EPA review was scheduled to be completed by August 2001, but has not yet been concluded. In January 2002, the Department of Justice released a report concluding that it was not improper for the Department of Justice to initiate the enforcement cases brought on behalf of the EPA. It specifically declined to address whether the EPA's enforcement actions are wise as a matter of national energy policy. Because these matters are in a preliminary stage, management cannot estimate the effects of these matters on Duke Energy's future consolidated results of operations, cash flows or financial position. The CAA authorizes

                            DUKE ENERGY CORPORATION
civil penalties of up to $27,500 per day per violation at each generating unit. Civil penalties, if ultimately imposed by the court, and the cost of any required new pollution control equipment, if the court accepts the EPA's contentions, could be substantial.

   California Issues. Duke Energy, some of its subsidiaries and three current or former executives have been named as defendants, among other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California. The plaintiffs seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. DENA and DETM are among 16 defendants in a class-action lawsuit (the Gordon lawsuit) filed against generators and traders of electricity in California markets. DETM was also named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers, traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit) was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, on their own behalf as citizens and on behalf of the general public, and includes Duke Energy, some of its subsidiaries and three current or former executives of Duke Energy among other corporate and individual defendants. The Gordon and Hendricks class-action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. The plaintiffs seek aggregate damages of billions of dollars. The lawsuits seek the refund of alleged unlawfully obtained revenues for electricity sales and, in four lawsuits, an award of treble damages. These suits have been consolidated before a state court judge in San Diego. While these matters are in their earliest stages, management believes, based on its analysis of the facts and the asserted claims, that their resolution will have no material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

   In addition to the lawsuits, several investigations and regulatory proceedings at the state and federal levels are looking into the causes of high wholesale electricity prices in the western U.S. At the federal level, numerous proceedings are before the FERC. Some parties to those proceedings have made claims for billions of dollars of refunds from sellers of wholesale electricity, including DETM. Some parties have also sought to revoke the authority of DETM and other DENA-affiliated electricity marketers to sell electricity at market-based rates. The FERC is also conducting its own wholesale pricing investigation. As a result, the FERC has ordered some sellers, including DETM, to refund, or to offset against outstanding accounts receivable, amounts billed for electricity sales in excess of a FERC-established proxy price. The proxy price represents what the FERC believes would have been the market-clearing price in a perfectly competitive market. In June 2001, DETM offset approximately $20 million against amounts owed by the California Independent System Operator and the California Power Exchange for electricity sales during January and February 2001. This offset reduced the $110 million reserve established in 2000 to $90 million. Proceedings are ongoing to determine, among other issues, the amount of any refunds or offsets for periods prior to January 2001, and the method to be used to determine the proxy price in future months.

   At the state level, the California Public Utilities Commission is conducting formal and informal investigations to determine if power plant operators in California, including some Duke Energy entities, have improperly "withheld," either economically or physically, generation output from the market to manipulate market prices. In addition, the California State Senate formed a Select Committee to Investigate Price Manipulation of the Wholesale Energy Market (Select Committee). The Select Committee has served a subpoena

                            DUKE ENERGY CORPORATION
on Duke Energy and some of its subsidiaries seeking data concerning their California market activities. The Select Committee has heard testimony from several witnesses but no one from Duke Energy has yet been subpoenaed to testify.

   The California Attorney General is also conducting an investigation to determine if any market participants engaged in illegal activity, including antitrust violations, in the course of their electricity sales into wholesale markets in the western U.S. The Attorneys General of Washington and Oregon are participating in the California Attorney General's investigation. The San Diego District Attorney is conducting a separate investigation into market activities and has issued subpoenas to DETM and a DENA subsidiary. The California Attorney General has also convened a grand jury to determine whether criminal charges should be brought against any market participants. To date, no Duke Energy employee has been called to testify before the grand jury nor have any criminal charges been filed against Duke Energy or any of its officers, directors or employees in connection with the wholesale electricity markets in the states of the western U.S.

   Throughout 2001, Duke Energy conducted its business in California to supply the maximum possible electricity to meet the needs of the state, limit its exposure to non-creditworthy counterparties and manage the output limitations on its power plants imposed by applicable permits and laws. Since December 31, 2000, Duke Energy has closely managed the balance of doubtful receivables, and believes that the current pre-tax bad debt provision of $90 million is appropriate. No additional provisions for California receivables were recorded in 2001. Management believes, based on its analysis of the facts and the asserted claims, that the resolution of these matters will have no material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

   Litigation and Contingencies. Exxon Mobil Corporation Arbitration. In 2000, three Duke Energy subsidiaries initiated binding arbitration against three Exxon Mobil Corporation subsidiaries (the Exxon Mobil entities) concerning the parties' joint ownership of DETM and related affiliates (the Ventures). At issue is a buy-out right provision under the joint venture agreements for these entities. If there is a material business dispute between the parties, which Duke Energy alleges has occurred, the buy-out provision gives Duke Energy the right to purchase Exxon Mobil's 40% interest in DETM. Exxon Mobil does not have a similar right under the joint venture agreements and once Duke Energy exercises the buy-out right, each party has the right to "unwind" the buy-out under certain specific circumstances. In December 2000, Duke Energy exercised its right to buy the Exxon Mobil entities' interest in the Ventures. Duke Energy claims that refusal by the Exxon Mobil entities to honor the exercise is a breach of the buy-out right provision, and seeks specific performance of the provision. Duke Energy has also made additional claims against the Exxon Mobil entities for breach of the agreements governing the Ventures.

   In January 2001, the Exxon Mobil entities made counterclaims in the arbitration and, in a separate Texas state court action, alleged that Duke Energy breached its obligations to the Ventures and to the Exxon Mobil entities. In April 2001, the state court stayed its action, compelling the Exxon Mobil entities to arbitrate their claims. The Exxon Mobil entities proceeded with the arbitration of their claims and have not challenged this order in an appellate court. In early October 2001, the arbitration panel convened an evidentiary hearing regarding the buy-out right provision and Duke Energy's and Exxon Mobil's claims against each other. The panel has not yet ruled but Duke Energy expects a final decision from the panel in early 2002. Management believes that the final disposition of this action will have no material adverse effect on Duke Energy's consolidated results of operations or financial position.

                            DUKE ENERGY CORPORATION

   Duke Energy and its subsidiaries are involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding performance, contracts and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will have no material adverse effect on consolidated results of operations, cash flows or financial position.

   Injuries and Damages Claims. Duke Energy has experienced numerous claims relating to damages for personal injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy on its electric generation plants during the 1960s and 1970s. During 1999, Duke Energy experienced a significant increase in the number of these claims. This increase, coupled with its cumulative experience in claims received, prompted Duke Energy to conduct a comprehensive review which was completed in late 1999 and to record an $800 million accrual, to reflect the purchase of a third-party insurance policy as well as estimated amounts for future claims not recoverable under such policy. The insurance policy, combined with amounts covered by self-insurance reserves, provides for claims paid up to an aggregate of $1.6 billion. Duke Energy currently believes the estimated claims relating to this exposure will not exceed such amount. While Duke Energy is uncertain as to the timing of when claims will be received, portions of the estimated claims may not be received and paid for 30 or more years.

   While Duke Energy has recorded an accrual related to this estimated liability, such estimates cannot be made with certainty. Factors, such as the frequency and magnitude of claims, could result in changes in the estimates of the injuries and damages liability and insurance recoveries. Such changes could result in, over time, a difference from the amount currently reflected in the financial statements. However, due to Duke Energy's insurance program relating to this liability, management believes that any changes in the estimates would not have a material adverse effect on consolidated results of operations, cash flows or financial position.

   Other Commitments and Contingencies. As part of its normal business, Duke Energy is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. These arrangements are largely entered into by Duke Capital Corporation. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Energy having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. Duke Energy would record a reserve if events occurred that required that one be established.

   In addition, Duke Energy enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as trading contracts or qualifying hedge positions included in Unrealized Gains or Losses on Mark-to-Market and Hedging Transactions.

   Financial Guarantees. Some Duke Energy subsidiaries have guaranteed affiliates' debt agreements and have provided surety bonds and letters of credit, totaling approximately $579 million as of December 31, 2001 and $1.9 billion as of December 31, 2000. The decrease in these obligations is due primarily to decreasing support for margin deposits and power exchange participation.

   Leases. Duke Energy leases assets in several areas of its operations. Consolidated rental expense for operating leases was $114 million in 2001, $90 million in 2000 and $87 million in 1999. Future minimum rental

                            DUKE ENERGY CORPORATION
payments under operating leases for the years 2002 through 2006 are $87 million, $70 million, $57 million, $43 million and $34 million, respectively.

16. Common Stock and Equity Offerings

   In March 2001, Duke Energy completed an offering of 25 million shares of common stock, priced at $38.98 per share, before underwriting discount and other offering expenses. In addition, Duke Energy completed an offering of approximately 31 million units of Equity Units, at $25 per unit, before underwriting discount and other offering expenses. The Equity Units consist of senior notes of Duke Capital Corporation, and purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. The number of shares to be issued in 2004 will be based on the price of the common stock at conversion. Also in March 2001, the underwriters exercised options granted to them to purchase an additional 3.75 million shares of common stock and four million Equity Units at the original issue prices, less underwriting discounts, to cover over-allotments made during the offerings. Total net proceeds from the offerings, approximately $1.9 billion, were used to repay short-term debt and for other corporate purposes.

   In November 2001, Duke Energy completed an offering of 30 million Equity Units, at $25 per unit, before underwriting discount and other offering expenses. The Equity Units consist of senior notes of Duke Capital Corporation, and purchase contracts obligating the investors to purchase shares of Duke Energy's common stock in 2004. The number of shares to be issued in 2004 will be based on the price of the common stock at conversion. The net proceeds from the offering were approximately $731 million.

   The Duke Capital Corporation senior notes that are part of the Equity Units are included in Long-term Debt on the Consolidated Balance Sheets. (See Note 10.) The value of the forward purchase contracts associated with the Equity Units were assumed to be zero at inception as the offerings were done at market prices. The return on the Equity Units consists of interest on the debt component and a contract adjustment payment. The contract adjustment was recorded as a declared dividend and its present value was recorded in Other Current and Noncurrent Liabilities on the Consolidated Balance Sheets.

   At Duke Energy's Annual Meeting of Shareholders held on April 26, 2001, shareholders approved an amendment to the Articles of Incorporation to increase the authorized common stock from one billion to two billion shares.

   On December 20, 2000, Duke Energy announced a two-for-one common stock split effective January 26, 2001, to shareholders of record on January 3, 2001. All 2000 and 1999 outstanding share and per share amounts have been restated to reflect the stock split. Appropriate adjustments have been made in the exercise price and number of shares subject to stock options, as well as in stock amounts and other employee benefit programs. Effective with the stock split, the quarterly cash dividend rate on common stock is $0.275 per share.

17. Stock-Based Compensation

   The following information regarding outstanding common stock shares and options reflects the two-for-one common stock split discussed in Note 16.

   Duke Energy's 1998 Long-term Incentive Plan, as amended (the 1998 Plan), reserved 60 million shares of common stock for company performance awards to employees and outside directors. Incentive stock options may only be granted to key employees. Under the 1998 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy's common stock on the date of grant. Vesting periods range from one to five years with a maximum term of 10 years.

                            DUKE ENERGY CORPORATION

   Stock Option Activity

                                                          Weighted-
                                                           Average
                                                          Exercise
                                               Options      Price
                                             ------------ ---------
                                             In thousands
            Outstanding at December 31, 1998     8,923       $23
                Granted.....................    10,308        27
                Exercised...................      (856)       12
                Forfeited...................      (750)       29
                                                ------
            Outstanding at December 31, 1999    17,625        25
                Granted.....................     7,594        41
                Exercised...................    (2,047)       21
                Forfeited...................      (666)       27
                                                ------
            Outstanding at December 31, 2000    22,506        31
                Granted.....................     7,090        37
                Exercised...................    (2,285)       25
                Forfeited...................      (905)       33
                                                ------
            Outstanding at December 31, 2001    26,406        33
                                                ======

Stock Options at December 31, 2001

                                Outstanding                 Exercisable
                      -------------------------------- ----------------------
                                   Weighted- Weighted-              Weighted-
        Range of                    Average   Average                Average
        Exercise                   Remaining Exercise               Exercise
         Prices           Number     Life      Price       Number     Price
        --------          ---      --------- ---------   --------   ---------
                      In thousands In years            In thousands
   $5 to $8                  21       2.2       $ 8          21        $ 8
   $9 to $12                784       2.4        10         784         10
   $13 to $16               168       4.1        14         168         14
   $17 to $22               186       5.1        22         186         22
   $23 to $27             5,278       8.0        25       2,317         25
   $28 to $33             6,565       6.7        29       3,049         29
   $34 to $39             7,236       9.9        38          --         --
   (greater than) $39     6,168       9.0        43       1,412         43
                         ------                           -----
   Total                 26,406                           7,937        $28
                         ======                           =====

   On December 31, 2000, Duke Energy had 5.2 million exercisable options with a $23 weighted-average exercise price. On December 31, 1999, Duke Energy had 3.6 million exercisable options with a $17 weighted-average exercise price.

   The weighted-average fair value per option granted was $10 during 2001, $10 during 2000 and $5 during 1999. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

                            DUKE ENERGY CORPORATION

   Weighted-Average Assumptions for Option-Pricing

                                             2001    2000    1999
                                            ------- ------- -------
            Stock dividend yield...........    3.4%    3.7%    4.1%
            Expected stock price volatility   29.5%   25.1%   18.8%
            Risk-free interest rates.......    5.0%    5.3%    5.9%
            Expected option lives.......... 7 years 7 years 7 years

   Duke Energy's net income for 2001 would have been $1,876 million, or $2.42 per basic share, had compensation expense for stock-based compensation been based on the fair value at the grant dates. Net income for 2000 would have been $1,764 million, or $2.37 per basic share, and 1999 net income would have been $1,498 million, or $2.03 per basic share.

   The 1998 Plan allows for a maximum of six million shares of common stock to be issued under restricted stock awards, performance awards and phantom stock awards. Performance awards granted under the 1998 Plan vest over periods from one to seven years. Duke Energy awarded 24,000 shares (fair value of approximately $1 million at grant dates) in 2001, 225,000 shares (fair value of approximately $7 million at grant dates) in 2000 and 986,400 shares (fair value of approximately $26 million at grant dates) in 1999. Compensation expense for the stock grants is charged to earnings over the vesting period, and totaled $6 million in 2001, $7 million in 2000 and $3 million in 1999.

   Phantom stock awards granted under the 1998 Plan vest over periods from one to four years. Duke Energy awarded 457,700 shares (fair value of approximately $17 million at grant dates) in 2001 and 168,500 shares (fair value of approximately $7 million at grant dates) in 2000. No phantom stock awards were granted in 1999. Compensation expense for the stock grants is charged to earnings over the vesting period, and totaled $4 million in 2001, and was less than $1 million in 2000. There was no compensation expense for stock grants in 1999.

   Duke Energy's 1996 Stock Incentive Plan (the 1996 Plan) reserved four million shares of common stock for awards to employees. Restricted stock grants under the 1996 Plan vest over periods ranging from one to five years. Duke Energy awarded 124,005 restricted shares (fair value of approximately $5 million at grant dates) in 2001, 294,526 restricted shares (fair value of approximately $8 million at grant dates) in 2000 and 131,700 restricted shares (fair value of approximately $4 million at grant dates) in 1999. Compensation expense for the grants is charged to earnings over the restriction period and totaled $4 million in 2001, $4 million in 2000, and $1 million in 1999.

18. Employee Benefit Plans

   Retirement Plans. Duke Energy and its subsidiaries maintain a non-contributory defined benefit retirement plan. It covers most employees with minimum service requirements using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits.

   Duke Energy's policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. No contributions to the Duke Energy plan were necessary in 2001 or 2000. The net unrecognized transition asset, resulting from the implementation of accrual accounting, is amortized over approximately 20 years. Investment gains or losses are amortized over five years.

                            DUKE ENERGY CORPORATION

   Components of Net Periodic Pension Costs

                                                     For the Years Ended
                                                         December 31,
                                                     -------------------
                                                     2001   2000   1999
                                                     -----  -----  -----
                                                         In millions
       Service cost benefit earned during the year.. $  74  $  70  $  72
       Interest cost on projected benefit obligation   188    184    165
       Expected return on plan assets...............  (264)  (244)  (224)
       Amortization of prior service cost...........    (3)    (3)    (3)
       Amortization of net transition asset.........    (4)    (4)    (4)
       Recognized net actuarial loss................    --     --     12
                                                     -----  -----  -----
       Net periodic pension costs................... $  (9) $   3  $  18
                                                     =====  =====  =====

   Reconciliation of Funded Status to Pre-funded Pension Costs

                                                           December 31,
                                                          --------------
                                                           2001    2000
                                                          ------  ------
                                                            In millions
       Change in Benefit Obligation
       Benefit obligation at beginning of year........... $2,586  $2,446
       Service cost......................................     74      70
       Interest cost.....................................    188     184
       Actuarial (gain) loss.............................   (147)     16
       Plan amendments...................................      1      --
       Benefits paid.....................................   (174)   (130)
                                                          ------  ------
       Benefit obligation at end of year................. $2,528  $2,586
                                                          ------  ------

       Change in Plan Assets
       Fair value of plan assets at beginning of year (a) $3,038  $3,121
       Actual return on plan assets......................   (394)     47
       Benefits paid.....................................   (174)   (130)
                                                          ------  ------
       Fair value of plan assets at end of year (a)...... $2,470  $3,038
                                                          ------  ------
       Funded status..................................... $  (58) $  452
       Unrecognized net experience loss (gain)...........    400    (110)
       Unrecognized prior service cost reduction.........    (17)    (22)
       Unrecognized net transition asset.................    (12)    (16)
                                                          ------  ------
       Pre-funded pension costs.......................... $  313  $  304
                                                          ======  ======

   -----
   (a) Principally equity and fixed-income securities. For measurement purposes, plans assets were valued as of September 30.

   Assumptions Used for Pension Benefits Accounting (a)

                                                         2001 2000 1999
                                                         ---- ---- ----
                                                            Percent
        Discount rate................................... 7.25 7.50 7.50
        Salary increase................................. 4.94 4.53 4.50
        Expected long-term rate of return on plan assets 9.25 9.25 9.25

   -----
   (a) Reflects weighted averages across all plans

                            DUKE ENERGY CORPORATION

   Duke Energy also sponsors employee savings plans that cover substantially all employees. Duke Energy expensed employer matching contributions of $69 million in 2001, $66 million in 2000 and $68 million in 1999.

   Other Post-Retirement Benefits. Duke Energy and most of its subsidiaries provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. Under plan amendments effective late 1998 and early 1999, health care benefits for future retirees were changed to limit employer contributions and medical coverage.

   These benefit costs are accrued over an employee's active service period to the date of full benefits eligibility. The net unrecognized transition obligation, resulting from accrual accounting, is amortized over approximately 20 years.

   Components of Net Periodic Post-Retirement Benefit Costs

                                                                For the Years Ended
                                                                   December 31,
                                                                ------------------
                                                                2001    2000  1999
                                                                ----    ----  ----
                                                                    In millions
Service cost benefit earned during the year.................... $  5    $  5  $  7
Interest cost on accumulated post-retirement benefit obligation   44      43    40
Expected return on plan assets.................................  (24)    (23)  (21)
Amortization of prior service cost.............................    1       1     1
Amortization of net transition obligation......................   18      18    18
Recognized net actuarial gain..................................   --      --    (1)
Plan curtailments..............................................   (3)     --    --
                                                                ----    ----  ----
Net periodic post-retirement benefit costs..................... $ 41    $ 44  $ 44
                                                                ====    ====  ====

                            DUKE ENERGY CORPORATION

Reconciliation of Funded Status to Accrued Post-Retirement Benefit Costs

                                                                    December 31,
                                                                    ------------
                                                                    2001   2000
                                                                    -----  -----
                                                                     In millions
Change in Benefit Obligation
Accumulated post-retirement benefit obligation at beginning of year $ 614  $ 562
Service cost.......................................................     5      5
Interest cost......................................................    44     43
Plan participants' contributions...................................     9      7
Actuarial loss.....................................................   104     39
Benefits paid......................................................   (61)   (42)
Plan curtailments..................................................    (3)    --
                                                                    -----  -----
Accumulated post-retirement benefit obligation at end of year...... $ 712  $ 614
                                                                    -----  -----
Change in Plan Assets
Fair value of plan assets at beginning of year (a)................. $ 325  $ 327
Actual return on plan assets.......................................   (40)     8
Employer contributions.............................................    32     25
Plan participants' contributions...................................     9      7
Benefits paid......................................................   (61)   (42)
                                                                    -----  -----
Fair market value of plan assets at end of year (a)................ $ 265  $ 325
                                                                    -----  -----
Funded status...................................................... $(447) $(289)
Employer contributions.............................................    11      9
Unrecognized net experience loss (gain)............................   111    (56)
Unrecognized prior service cost....................................     4      5
Unrecognized transition obligation.................................   196    214
                                                                    -----  -----
Accrued post-retirement benefit costs.............................. $(125) $(117)
                                                                    =====  =====

--------
(a) Principally equity and fixed-income securities. For measurement purposes, plan assets were valued as of September 30.

Assumptions Used for Post-Retirement Benefits Accounting (a)

                                                     2001  2000  1999
                                                     ----- ----- -----
                                                          Percent
         Discount rate..............................  7.25  7.50  7.50
         Salary increase............................  4.94  4.53  4.50
         Expected long-term rate of return on assets  9.25  9.25  9.25
         Assumed tax rate (b)....................... 39.60 39.60 39.60

--------
(a) Reflects weighted averages across all plans/ /
(b) Applicable to the health care portion of funded post-retirement benefits

   For measurement purposes, the net per capita cost of covered health care benefits for employees who have not retired are assumed to have an initial annual rate of increase of 11.5% in 2002 that will gradually decrease to 6% in 2008. For employees that have retired, an initial annual rate of increase of 14.5% in 2002 will gradually decrease to 6% in 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

                            DUKE ENERGY CORPORATION

Sensitivity to Changes in Assumed Health Care Cost Trend Rates
                                                               1-Percentage-  1-Percentage-Point
                                                               Point Increase      Decrease
                                                               -------------- ------------------
                                                                          In millions
         Effect on total service and interest costs...........      $ 2             $ (2)
         Effect on post-retirement benefit obligation.........       47              (40)

19. Quarterly Financial Data (Unaudited)

                                                           First  Second   Third  Fourth
                                                          Quarter Quarter Quarter Quarter  Total
                                                          ------- ------- ------- ------- -------
                                                            In millions, except per share data
2001
Operating revenues....................................... $16,491 $15,580 $16,718 $10,714 $59,503
Operating income.........................................   1,182     880   1,492     546   4,100
EBIT.....................................................   1,254     902   1,529     571   4,256
Income before cumulative effect of change in accounting
  principle..............................................     554     419     796     225   1,994
Net income...............................................     458     419     796     225   1,898
Earnings per share (before cumulative effect of change in
  accounting principle)
   Basic................................................. $  0.74 $  0.54 $  1.02 $  0.29 $  2.58
   Diluted............................................... $  0.73 $  0.53 $  1.01 $  0.28 $  2.56
Earnings per share
   Basic................................................. $  0.61 $  0.54 $  1.02 $  0.29 $  2.45
   Diluted............................................... $  0.60 $  0.53 $  1.01 $  0.28 $  2.44
2000
Operating revenues....................................... $ 7,290 $10,926 $15,691 $15,411 $49,318
Operating income.........................................     812     794   1,501     706   3,813
EBIT.....................................................     859     837   1,556     762   4,014
Net income...............................................     393     329     770     284   1,776
Earnings per share (a)
   Basic................................................. $  0.53 $  0.44 $  1.04 $  0.38 $  2.39
   Diluted............................................... $  0.53 $  0.44 $  1.03 $  0.38 $  2.38

--------
(a) Restated to reflect the two-for-one common stock split effective January 26, 2001

   During the fourth quarter of 2001, Duke Energy recorded a $43 million provision for non-collateralized accounting exposure to Enron, as well as a $36 million reduction in unbilled revenue receivables, resulting from a refinement in the estimates used to calculate unbilled kilowatt-hour sales.

20. Subsequent Events

   On January 31, 2002, Duke Energy announced the planned sale of its DE&S business unit to Framatome ANP, Inc. (a nuclear supplier) for approximately $84 million. Two components of DE&S are not part of the sale. Duke Energy will establish Duke Energy--Energy Delivery Services, formed by the power delivery services component of DE&S, which will continue to supply power delivery solutions to customers. Leadership of the U.S. Department of Energy Mixed Oxide Fuel project will also remain with Duke Energy. The transaction will require a Hart Scott Rodino filing and is expected to close in the second quarter of 2002.

   On March 13, 2002, Duke Energy announced the planned sale of DukeSolutions to Ameresco, Inc. Duke Energy expects to close the transaction during the second quarter of 2002, and record a loss of approximately $20 million.

                            DUKE ENERGY CORPORATION

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                     Additions
                                               ------------------
                                    Balance at            Charged to               Balance at
                                    Beginning  Charged to   Other                     End
                                    of Period   Expense    Accounts  Deductions(a) of Period
                                    ---------- ---------- ---------- ------------- ----------
                                                           In millions
December 31, 2001:
   Injuries and damages............   $  531     $   31      $ 11        $114        $  459
   Allowance for doubtful accounts.      200        160         4          99           265
   Other (b).......................      377        201        84         256           406
                                      ------     ------      ----        ----        ------
                                      $1,108     $  392      $ 99(c)     $469        $1,130
December 31, 2000:
   Injuries and damages............   $  902     $   18      $  2        $391        $  531
   Allowance for doubtful accounts.       43        165         8          16           200
   Other (b).......................      317         40        97          77           377
                                      ------     ------      ----        ----        ------
                                      $1,262     $  223      $107(d)     $484        $1,108
December 31, 1999:
   Injuries and damages............   $  113     $  900      $ --        $111        $  902
   Allowance for doubtful accounts.       29         16         6           8            43
   Other (b).......................      225        134        54          96           317
                                      ------     ------      ----        ----        ------
                                      $  367     $1,050      $ 60(d)     $215        $1,262

--------
(a) Principally cash payments and reserve reversals.
(b) Principally property insurance reserves and litigation and other reserves, included in "Other Current Liabilities" or "Deferred Credits and Other Liabilities" in the Consolidated Balance Sheets.
(c) Principally reserves for construction costs, and litigation and other reserves assumed in business acquisitions.
(d) Principally litigation and other reserves assumed in business acquisitions.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Duke Energy Corporation:

   We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (Duke Energy) as of December 31, 2001 and 2000, and the related consolidated statements of income, common stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of Duke Energy's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duke Energy as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Charlotte, North Carolina
February 19, 2002 (March 14, 2002 as to the acquisition of Westcoast Energy, Inc. described in Note 2 and as to the planned sale of DukeSolutions, Inc. described in Notes 3 and 20)

                    RESPONSIBILITY FOR FINANCIAL STATEMENTS

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

   Duke Energy's system of internal accounting control is designed to provide reasonable assurance that assets are safeguarded and transactions are executed according to management's authorization. Internal accounting controls also provide reasonable assurance that transactions are recorded properly, so that financial statements can be prepared according to generally accepted accounting principles. In addition, accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or are detected by employees within a timely period as they perform their assigned functions. Duke Energy's accounting controls are continually reviewed for effectiveness. In addition, written policies, standards and procedures, and an internal audit program augment Duke Energy's accounting controls.

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

/s/  Keith G. Butler
Keith G. Butler
Senior Vice President and Controller

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant.

   Reference is made to "Executive Officers of Duke Energy" included in "Item
1. Business" of this report. See "The Board of Directors," "Information on the Board of Directors" and "Other Information" in the Proxy Statement relating to Duke Energy's 2002 annual meeting of shareholders, incorporated herein by reference.

Item 11. Executive Compensation.

   See "Compensation" and "Information on the Board of Directors--Compensation of Directors" in the Proxy Statement relating to Duke Energy's 2002 annual meeting of shareholders, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   See "Beneficial Ownership" in the Proxy Statement relating to Duke Energy's 2002 annual meeting of shareholders, incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

   None.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

   (a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

Consolidated Financial Statements

          Consolidated Statements of Income for the Years Ended December 31,
              2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the Years Ended December
              31, 2001, 2000 and 1999

          Consolidated Balance Sheets as of December 31, 2001 and 2000

          Consolidated Statements of Common Stockholders' Equity and
              Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

Quarterly Financial Data (unaudited, included in Note 19 to the Consolidated
          Financial Statements)

Consolidated Financial Statement Schedule II--Valuation and Qualifying Accounts
             and Reserves for the Years Ended December 31, 2001, 2000 and 1999

Independent Auditors' Report

       All other schedules are omitted because they are not required, or because the required information included in the Financial Statements or Notes.

   (b) Reports on Form 8-K

   A Current Report on Form 8-K filed on November 20, 2001 contained disclosures under Item 5, Other Events and Item 7, Exhibits.

   (c) Exhibits--See Exhibit Index immediately following the signature page.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2002                                    DUKE ENERGY CORPORATION
                                                        (Registrant)

                                                        By:         RICHARD B. PRIORY
                                                            ----------------------------------
                                                                    Richard B. Priory
                                                             Chairman of the Board, President
                                                               and Chief Executive Officer

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

     (i) Principal executive officer:
          Richard B. Priory
              Chairman of the Board, President and Chief Executive Officer

    (ii) Principal financial officer:
          Robert P. Brace
              Executive Vice President and Chief Financial Officer

   (iii) Principal accounting officer:
          Keith G. Butler
              Senior Vice President and Controller

    (iv) All of the Directors:
         Richard B. Priory
         G. Alex Bernhardt, Sr.
         Robert J. Brown
         William A. Coley
         William T. Esrey
         Ann Maynard Gray
         Dennis R. Hendrix
         Harold S. Hook
         George Dean Johnson, Jr.
         Max Lennon
         Leo E. Linbeck, Jr.
         James G. Martin
         James T. Rhodes

Date: March 28, 2002

   Robert P. Brace, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

                                               By:     /s/  ROBERT P. BRACE
                                                   -----------------------------
                                                         Attorney-In-Fact

                                 EXHIBIT INDEX

   Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit
Number
------
 2-1    Agreement and Plan of Merger, dated as of November 24, 1996, as amended and restated as of March
        10, 1997, among registrant, Duke Transaction Corporation and PanEnergy Corp (filed with Form 8-K dated March 20, 1997, File No. 1-4928, as Exhibit 2(a)).
 2-2    Amended and Restated Combination Agreement dated as of September 20, 2001, among Duke Energy
        Corporation, 3058368 Nova Scotia Company, 3946509 Canada Inc. and Westcoast Energy Inc. (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File No.
        1-4928, as Exhibit 10.7).
 3-1    Restated Articles of Incorporation of registrant, dated June 18, 1997 (filed with Form S-8, No. 333-
        29563, effective June 19, 1997, as Exhibit 4(G)).
 3-2    Articles of Amendment to Restated Articles of Incorporation of registrant (filed with Form 10-K of the registrant for the year ended December 31, 1999, as Exhibit 3-A).
 3-3    By-Laws of registrant, as amended (filed with Form S-3, File No. 333-52204, Exhibit 4(B)).
 3-4    Articles of Amendment to Restated Articles of Incorporation of registrant (filed with Post Effective
        Amentment No. 2 to Form S-3 of the registrant, file number 333-81573, filed December 12, 2001 as
        Exhibit 4(B)-1).
 4      Rights Agreement, dated as of December 17, 1998, between the registrant and The Bank of New York, as Rights Agent (filed with Form 8-K dated February 11, 1999).
 10-1   Agreement, dated March 6, 1978, between the registrant and the North Carolina Municipal Power
        Agency No. 1 (filed with Form 8-K for the month of March 1978, File No. 1-4928).
 10-2   Agreement, dated August 1, 1980, between the registrant and Piedmont Municipal Power Agency
        (filed with Form 8-K for the month of August 1980, File No. 1-4928).
 10-3   Agreement, dated October 14, 1980, between the registrant and North Carolina Electric Membership
        Corporation (filed with Form 10-Q for the quarter ended September 30, 1980, File No. 1-4928).
 10-4   Agreement, dated October 14, 1980, between the registrant and Saluda River Electric Cooperative, Inc.
        (filed with Form 10-Q for the quarter ended September 30, 1980, File No. 1-4928).
 10-5** Directors' Charitable Giving Program (filed with Form 10-K for the year ended December 31, 1992,
        File No. 1-4928, as Exhibit 10-P).
 10-6** Estate Conservation Plan (filed with Form 10-K for the year ended December 31, 1992, File
        No. 1-4928, as Exhibit 10-R).
 10-7** Duke Power Company Stock Incentive Plan (filed as Appendix A to Schedule 14A of registrant, March
        18, 1996, File No. 1-4928).
 10-8   Formation Agreement between PanEnergy Trading and Market Services, Inc. and Mobil Natural Gas,
        Inc. dated May 29, 1996 (filed with Form 10-Q of PanEnergy Corp for the quarter ended June 30,
        1996, File No. 1-8157, as Exhibit 2).
 10-9** Duke Energy Corporation Long-Term Incentive Plan, as amended (filed as Exhibit A to Schedule 14A of the registrant, March 16, 1998).

Exhibit
Number
------
10-10** Duke Energy Corporation Policy Committee Short-Term Incentive Plan (filed as Appendix B to
        Schedule 14A of the registrant, March 16, 1998).
10-11   Stock Purchase Agreement between PanEnergy Corp, Texas Eastern Corporation and CMS Energy
        Corporation, dated as of October 31, 1998 (filed as Exhibit 10 to Form 8-K of the registrant, File No.
        1-4928, filed November 5, 1998).
10-12   Merger and Purchase Agreement among Union Pacific Resources Company, Union Pacific Fuels, Inc.,
        Duke Energy Field Services, Inc. and DEFS Merger Sub Corp., dated as of November 20, 1998 (filed as Exhibit 10 to Form 8-K of the registrant, File No. 1-4928, filed December 1, 1998).
10-13** Duke Energy Corporation Executive Savings Plan (filed with Form 10-K Report of TEPPCO Partners,
        LP, File No. 1-10403, for the year ended December 31, 1999, as Exhibit 10.7).
10-14** Duke Energy Corporation Executive Cash Balance Plan (filed with Form 10-K Report of TEPPCO
        Partners, LP, File No. 1-10403, for the year ended December 31, 1999, as Exhibit 10.8).
10-15** Duke Energy Corporation Retirement Benefit Equalization Plan (filed with Form 10-K Report of
        TEPPCO Partners, LP, File No. 1-10403, for the year ended December 31, 1999, as Exhibit 10.9).
10-16** Form of Key Employee Severance Agreement and Release between the registrant and certain key executives (filed with Form 10-K of the registrant for the year ended December 31, 1999, as Exhibit
        10-BB).
10-17** Form of Change in Control Agreement between the registrant and certain key executives (filed with
        Form 10-K of the registrant for the year ended December 31, 1999, as Exhibit 10-CC).
10-18   Contribution Agreement by and among Phillips Petroleum Company, Duke Energy Corporation and
        Duke Energy Field Services L.L.C., dated as of December 16, 1999 (filed as Exhibit 2.1 to Form 8-K of the registrant, filed December 30, 1999).
10-19   Governance Agreement by and among Phillips Petroleum Company, Duke Energy Corporation and
        Duke Energy Field Services L.L.C., dated as of December 16, 1999 (filed as Exhibit 2.2 to Form 8-K of the registrant, filed December 30, 1999).
10-20   First Amendment to Contribution and Governance Agreement dated as of March 23, 2000 among
        Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services, LLC
        (incorporated by reference to Exhibit 10.7 (b) to Registration Statement on Form S-1/A (Registration
        No. 333-32502) of Duke Energy Field Services Corporation, filed on March 27, 2000).
10-21   Parent Company Agreement dated as of March 31, 2000 among Phillips Petroleum Company, Duke
        Energy Corporation, Duke Energy Field Services, LLC and Duke Energy Field Services Corporation
        (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1/A (Registration
        No. 333-32502) of Duke Energy Field Services Corporation, filed on May 4, 2000).
10-22   Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC
        by and between Phillips Gas Company and Duke Energy Field Services Corporation, dated as of
        March 31, 2000 (filed as Exhibit 3.1 to Form 10 of Duke Energy Field Services LLC, File No. 000-
        31095, filed July 20, 2000).
10-23   First Amendment to the Parent Company Agreement dated as of May 25, 2000 among Phillips
        Petroleum Company, Duke Energy Corporation, Duke Energy Field Services, LLC and Duke Energy
        Field Services Corporation (filed as Exhibit 10.8 (b) to Form 10 of Duke Energy Field Services LLC,
        File No. 000-31095, filed July 20, 2000).

Exhibit
Number
------
10.24   $537,500,000 364-Day Credit Agreement dated as of April 19, 2001,among Duke Capital Corporation, the Banks listed therein and Bank One, NA, as Administrative Agent (filed with Form 10-Q of Duke
        Energy Corporation for the quarter ended September 30, 2001, File No. 1-4928, as Exhibit 10.1).

10.25   $537,500,000 Three-Year Credit Agreement dated as of April 19, 2001, among Duke Capital
        Corporation, the Banks listed therein and Bank One, NA, as Administrative Agent (filed with Form 10-
        Q of Duke Energy Corporation for the quarter ended September 30, 2001, File No. 1-4928, as Exhibit
        10.2).

10.26   $550,000,000 364-Day Credit Agreement dated as of August 20, 2001, among Duke Capital
        Corporation, the Banks listed therein and The Chase Manhattan Bank, as Administrative Agent (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File
        No. 1-4928, as Exhibit 10.3).

10.27   $550,000,000 Three-Year Credit Agreement dated as of August 20, 2001, among Duke Capital
        Corporation, the Banks listed therein and The Chase Manhattan Bank, as Administrative Agent (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File
        No. 1-4928, as Exhibit 10.4).

10.28   $475,000,000 364-Day Credit Agreement dated as of August 29, 2001, among Duke Energy
        Corporation, the Banks listed therein and The Chase Manhattan Bank, as Administrative Agent (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File
        No. 1-4928, as Exhibit 10.5).

10.29   $475,000,000 Three-Year Credit Agreement dated as of August 29, 2001, among Duke Energy
        Corporation, the Banks listed therein and The Chase Manhattan Bank, as Administrative Agent (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File
        No. 1-4928, as Exhibit 10.6).

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