Form 10-Q
period 2002-03-31
DUKE ENERGY CORP
filed 2002-05-15
CIK 30371

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002                   Commission File Number 1-4928

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

Number of shares of Common Stock, without par value, outstanding at April 30,
2002......829,808,849

================================================================================

                             DUKE ENERGY CORPORATION
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002
                                      INDEX

Item                                                                                                                   Page
----                                                                                                                   ----
                          PART I. FINANCIAL INFORMATION
1.   Financial Statements................................................................................................1
        Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001.............................1
        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001.........................2
        Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001...........................................3
        Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2002 and 2001........5
        Notes to Consolidated Financial Statements.......................................................................6
2.   Management's Discussion and Analysis of Results of Operations and Financial Condition..............................16

                           PART II. OTHER INFORMATION

1.   Legal Proceedings..................................................................................................32
4.   Submission of Matters to a Vote of Security Holders................................................................32
6.   Exhibits and Reports on Form 8-K...................................................................................32
     Signatures.........................................................................................................33

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In millions, except per share amounts)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      ------------------
                                                                                        2002       2001
                                                                                      -------    -------
Operating Revenues
    Sales, trading and marketing of natural gas
        and petroleum products                                                        $ 5,629    $11,451
    Trading and marketing of electricity                                                4,027      3,303
    Generation, transmission and distribution of electricity                            1,703      1,260
    Transportation and storage of natural gas                                             326        246
    Other                                                                                 200        231
                                                                                      -------    -------
        Total operating revenues                                                       11,885     16,491
                                                                                      -------    -------

Operating Expenses
    Natural gas and petroleum products purchased                                        5,462     11,080
    Net interchange and purchased power                                                 4,194      2,679
    Fuel used in electric generation                                                      215        242
    Other operation and maintenance                                                       852        877
    Depreciation and amortization                                                         344        316
    Property and other taxes                                                              127        115
                                                                                      -------    -------
        Total operating expenses                                                       11,194     15,309
                                                                                      -------    -------

Operating Income                                                                          691      1,182

Other Income and Expenses                                                                  70         72
Interest Expense                                                                          189        213
Minority Interest Expense                                                                  32        160
                                                                                      -------    -------

Earnings Before Income Taxes                                                              540        881
Income Taxes                                                                              158        327
                                                                                      -------    -------

Income Before Cumulative Effect of Change in Accounting Principle                         382        554
Cumulative Effect of Change in Accounting Principle, net of tax                            --        (96)
                                                                                      -------    -------

Net Income                                                                                382        458

Preferred and Preference Stock Dividends                                                    3          4
                                                                                      -------    -------

Earnings Available For Common Stockholders                                            $   379    $   454
                                                                                      =======    =======

Common Stock Data
    Weighted-average shares outstanding                                                   788        745
    Earnings per share (before cumulative effect of change in accounting principle)
        Basic                                                                         $  0.48    $  0.74
        Diluted                                                                       $  0.48    $  0.73
    Earnings per share
        Basic                                                                         $  0.48    $  0.61
        Diluted                                                                       $  0.48    $  0.60
    Dividends per share                                                               $ 0.275    $ 0.275

                 See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                      Three Months Ended
                                                                          March 31,
                                                                      ------------------
                                                                        2002       2001
                                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $   382    $   458
   Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                    379        357
         Cumulative effect of change in accounting principle               --         96
         Deferred income taxes                                            (53)       214
         Purchased capacity levelization                                   67         38
         (Increase) decrease in
            Net unrealized mark-to-market and hedging transactions        179       (609)
            Receivables                                                 1,021       (112)
            Inventory                                                      30        103
            Other current assets                                         (200)      (486)
         Increase (decrease) in
            Accounts payable                                             (444)       178
            Taxes accrued                                                 176        (27)
            Interest accrued                                                1          7
            Other current liabilities                                    (647)      (161)
         Other, assets                                                     73         83
         Other, liabilities                                              (144)      (120)
                                                                      -------    -------
            Net cash provided by operating activities                     820         19
                                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures, net of cash acquired                          (1,274)      (723)
   Investment expenditures                                               (320)      (324)
   Acquisition of Westcoast Energy, Inc., net of cash acquired         (1,690)        --
   Other                                                                    8        117
                                                                      -------    -------
            Net cash used in investing activities                      (3,276)      (930)
                                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the issuance of
      Long-term debt                                                    2,346      1,339
      Common stock and stock options                                       77      1,193
   Payments for the redemption of long-term debt                         (407)       (64)
   Net change in notes payable and commercial paper                       650     (1,415)
   Distributions to minority interests                                    (84)        --
   Dividends paid                                                        (222)      (208)
   Other                                                                  (43)       (67)
                                                                      -------    -------
            Net cash provided by financing activities                   2,317        778
                                                                      -------    -------

   Net decrease in cash and cash equivalents                             (139)      (133)
   Cash and cash equivalents at beginning of period                       290        622
                                                                      -------    -------
   Cash and cash equivalents at end of period                         $   151    $   489
                                                                      =======    =======

Supplemental Disclosures
   Cash paid for interest, net of amount capitalized                  $   135    $   204
   Cash paid for income taxes                                         $    12    $   105

   Acquisition of Westcoast Energy, Inc.
      Fair value of assets acquired                                   $ 9,487
      Liabilities assumed, including debt and minority interests        8,382
      Issuance of common stock                                          1,797

                 See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                   March 31,    December 31,
                                                                     2002          2001
                                                                  (Unaudited)
                                                                  -----------   ------------
ASSETS

Current Assets
   Cash and cash equivalents                                        $   151       $   290
   Receivables                                                        5,647         5,301
   Inventory                                                          1,149         1,017
   Current portion of purchased capacity costs                          170           160
   Unrealized gains on mark-to-market and hedging transactions        3,918         2,326
   Other                                                                659           451
                                                                    -------       -------
      Total current assets                                           11,694         9,545
                                                                    -------       -------

Investments and Other Assets
   Investments in affiliates                                          2,067         1,480
   Nuclear decommissioning trust funds                                  696           716
   Pre-funded pension costs                                             334           313
   Goodwill, net of accumulated amortization                          4,085         1,730
   Notes receivable                                                     628           576
   Unrealized gains on mark-to-market and hedging transactions        4,490         3,117
   Other                                                              1,385         1,299
                                                                    -------       -------
      Total investments and other assets                             13,685         9,231
                                                                    -------       -------

Property, Plant and Equipment
   Cost                                                              46,921        39,464
   Less accumulated depreciation and amortization                    11,617        11,049
                                                                    -------       -------
      Net property, plant and equipment                              35,304        28,415
                                                                    -------       -------

Regulatory Assets and Deferred Debits
   Purchased capacity costs                                             112           189
   Deferred debt expense                                                229           203
   Regulatory asset related to income taxes                             543           510
   Other                                                                979           282
                                                                    -------       -------
      Total regulatory assets and deferred debits                     1,863         1,184
                                                                    -------       -------

   Total Assets                                                     $62,546       $48,375
                                                                    =======       =======

                 See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                                     March 31,    December 31,
                                                                                       2002           2001
                                                                                    -----------   ------------
                                                                                    (Unaudited)
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                                   $ 4,234        $ 4,231
   Notes payable and commercial paper                                                   2,615          1,603
   Taxes accrued                                                                          670            443
   Interest accrued                                                                       288            239
   Current maturities of long-term debt and preferred stock                               566            274
   Unrealized losses on mark-to-market and hedging transactions                         3,186          1,519
   Other                                                                                1,373          2,118
                                                                                      -------        -------
      Total current liabilities                                                        12,932         10,427
                                                                                      -------        -------

Long-term Debt                                                                         18,323         12,321
                                                                                      -------        -------

Deferred Credits and Other Liabilities
   Deferred income taxes                                                                4,544          4,307
   Investment tax credit                                                                  185            189
   Nuclear decommissioning costs externally funded                                        696            716
   Environmental cleanup liabilities                                                       84             85
   Unrealized losses on mark-to-market and hedging transactions                         3,434          2,212
   Other                                                                                3,175          1,542
                                                                                      -------        -------
      Total deferred credits and other liabilities                                     12,118          9,051
                                                                                      -------        -------

Commitments and Contingencies

Guaranteed Preferred Beneficial Interests in Subordinated
   Notes of Duke Energy Corporation or Subsidiaries                                     1,407          1,407
                                                                                      -------        -------

Minority Interests in Financing Subsidiary                                              1,025          1,025
                                                                                      -------        -------

Minority Interests                                                                      1,641          1,221
                                                                                      -------        -------

Preferred and Preference Stock
   Preferred and preference stock with sinking fund requirements                           25             25
   Preferred and preference stock without sinking fund requirements                       209            209
                                                                                      -------        -------
      Total preferred and preference stock                                                234            234
                                                                                      -------        -------

Common Stockholders' Equity
   Common stock, no par, 2 billion shares authorized; 829 million and 777 million
      shares outstanding at March 31, 2002 and December 31, 2001, respectively          8,084          6,217
   Retained earnings                                                                    6,475          6,292
   Accumulated other comprehensive income                                                 307            180
                                                                                      -------        -------
      Total common stockholders' equity                                                14,866         12,689
                                                                                      -------        -------

   Total Liabilities and Common Stockholders' Equity                                  $62,546        $48,375
                                                                                      =======        =======

                See Notes to Consolidated Financial Statements.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                  (In millions)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2002       2001
                                                            ------    --------
Net Income                                                  $ 382     $   458

   Other comprehensive income, net of tax
      Cumulative effect of change in accounting principle      --        (921)
      Foreign currency translation adjustment                 (24)       (141)
      Net unrealized gains (losses) on cash flow hedges       263        (356)
      Reclassification into earnings                         (112)        178
                                                            -----     -------
      Total other comprehensive income                        127      (1,240)
                                                            -----     -------

Total Comprehensive Income (Loss)                           $ 509     $  (782)
                                                            =====     =======


                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   General

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy), an integrated provider of energy and energy services, offers physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through the seven business segments described below.

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

Natural Gas Transmission provides transportation, storage and distribution of natural gas for customers throughout the east coast and southern portion of the U.S. and Canada. Natural Gas Transmission provides gas gathering, processing and transportation services to customers located in British Columbia, Canada and in the Pacific northwest region of the U.S. Natural Gas Transmission does business primarily through Duke Energy Gas Transmission Corporation. Duke Energy acquired Westcoast Energy, Inc. (Westcoast) on March 14, 2002 (see Note 3). Interstate natural gas transmission and storage operations in the U.S. are subject to the FERC's rules and regulations while natural gas gathering, processing, transmission, distribution and storage operations in Canada are subject to the National Energy Board, Ontario Energy Board and British Columbia Utilities Commission rules and regulations.

Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores natural gas liquids (NGLs). It conducts operations primarily through Duke Energy Field Services, LLC, which is approximately 30% owned by Phillips Petroleum. Field Services operates gathering systems in western Canada and 11 contiguous states in the U.S. Those systems serve major natural gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, and onshore and offshore Gulf Coast areas.

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

Other Energy Services is a combination of businesses that provide engineering, consulting, construction and integrated energy solutions worldwide, primarily through Duke Engineering & Services, Inc. (DE&S), Duke/Fluor Daniel (D/FD) and DukeSolutions, Inc. (DukeSolutions). D/FD is a 50/50 partnership between Duke Energy and Fluor Enterprises, Inc., a wholly owned subsidiary of Fluor Corporation. On April 30, 2002, Duke Energy completed the sale of DE&S to Framatome ANP, Inc. and, on May 1, 2002, Duke Energy completed the sale of DukeSolutions to Ameresco, Inc. (See Note 3).

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

2.   Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of Duke Energy and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption and the timing of maintenance on electric generating units.

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

================================================================================
Denominator for Earnings per Share (in millions)
--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
                                                                 2002    2001
                                                              ------------------
Denominator for basic earnings per share
   (weighted average shares outstanding)/a/                     787.7   745.3
Assumed exercise of dilutive securities or
   other agreements to issue common stock                         3.9     6.7
                                                              ------------------
Denominator for diluted earnings per share                      791.6   752.0
================================================================================
/a/  Increase in shares due primarily to Westcoast acquisition (See Note 3)

Options, restricted stock awards, performance awards and phantom stock awards to purchase 19 million shares of common stock as of March 31, 2002, and 6 million as of March 31, 2001, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during the periods.

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

For hedge contracts, Duke Energy formally assesses, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair values or cash flows of hedged items. A loss on the time value of options of $2 million was excluded in the assessment and measurement of hedge effectiveness for the three months ended March 31, 2002.

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

Cash Flow Hedges. Changes in the fair value of a derivative designated and qualified as a cash flow hedge are included in the Consolidated Statements of Comprehensive Income as Other Comprehensive Income (OCI) until earnings are affected by the hedged item. Settlement amounts and ineffective portions of cash flow hedges are removed from OCI and recorded in the Consolidated Statements of Income in the same accounts as the item being hedged. Duke Energy discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative continues to be carried on the Consolidated Balance Sheets at its fair value, with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were previously accumulated in OCI will remain in OCI until earnings are affected by the hedged item, unless it is no longer probable that the hedged transaction will occur. Gains and losses that were accumulated in OCI will be immediately recognized in current-period earnings in those instances.

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

New Accounting Standards. Duke Energy adopted SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts are subject to a fair-value-based annual impairment assessment. Duke Energy did not recognize any material impairment due to the implementation of SFAS No. 142. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate upon reassessment. No adjustments to intangibles were identified at Duke Energy at transition.

The following table shows what net income and earnings per share would have been if amortization (including any related tax effects) related to goodwill that is no longer being amortized had been excluded from prior periods.

================================================================================
Goodwill - Adoption of SFAS No. 142
================================================================================
                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
(in millions, except per share amounts)                          2002    2001
--------------------------------------------------------------------------------
Net Income
   Reported net income                                          $ 382   $ 458
   Add back:  Goodwill amortization, net of tax                    --      14
                                                                -----   -----
   Adjusted net income                                          $ 382   $ 472

Basic earnings per share
   Reported earnings per share                                  $0.48   $0.61
   Goodwill amortization                                           --    0.02
   Adjusted earnings per share                                   0.48    0.63

Diluted earnings per share
   Reported earnings per share                                  $0.48   $0.60
   Goodwill amortization                                           --    0.02
   Adjusted earnings per share                                   0.48    0.62
================================================================================

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 and March 31, 2001 are as follows:

================================================================================
Goodwill (in millions)
--------------------------------------------------------------------------------
                                      Balance                           Balance
                                    December 31,   Acquired            March 31,
                                        2001       Goodwill   Other      2002
                                    --------------------------------------------
Natural Gas Transmission               $  481       $2,459    $  --      $2,940
Field Services                            571           --     (106)        465
North American Wholesale
   Energy                                  92           --        9         101
International Energy                      427           --       (4)        423
Other Energy Services                       5           --       (3)          2
Other Operations                          154           --       --         154
                                    --------------------------------------------
   Total consolidated                  $1,730       $2,459    $(104)     $4,085
================================================================================
                                      Balance                           Balance
                                    December 31,   Acquired            March 31,
                                        2000       Goodwill   Other      2001
                                    --------------------------------------------
Natural Gas Transmission               $  299         $--     $  5       $  304
Field Services                            507          --      (15)         492
North American Wholesale
   Energy                                  74          --       (2)          72
International Energy                      457           6      (37)         426
Other Energy Services                      46          --       (1)          45
Other Operations                          183          --       (8)         175
                                    --------------------------------------------
   Total consolidated                  $1,566         $ 6     $(58)      $1,514
================================================================================

Duke Energy adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. Adoption of the new standard had no material adverse effect on Duke Energy's consolidated results of operations or financial position.

Reclassifications. Certain prior period amounts have been reclassified in the Consolidated Financial Statements and Note 5 to conform to the current presentation.

3.   Business Acquisitions and Dispositions

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

Acquisition of Westcoast Energy Inc. On March 14, 2002, Duke Energy acquired Westcoast for approximately $8 billion, including the assumption of $4.7 billion of debt. The assumed debt consists of debt of Westcoast, Union Gas Limited (a wholly-owned subsidiary of Westcoast) and various project entities that are wholly-owned or consolidated by Duke Energy. The interest rates on the assumed debt range from 2.53% to 15.0%, with maturity dates ranging from 2002 through 2027. Westcoast, headquartered in Vancouver, British Columbia, is a North American energy company with interests in natural gas gathering, processing, transmission, storage and distribution, as well as power generation and international energy businesses. In the transaction, a Duke Energy subsidiary acquired all of the outstanding common shares of Westcoast in exchange for approximately 49.9 million shares of Duke Energy common stock (including exchangeable shares of a Duke Energy Canadian subsidiary that are substantially equivalent to and exchangeable on a one-for-one basis for Duke Energy common stock), and approximately $1.8 billion in cash. Under prorating provisions that ensured that approximately 50% of the total consideration was paid in cash and 50% in stock, each common share of Westcoast entitled the holder to elect to receive 43.80 in Canadian dollars, 0.7711 of a share of Duke Energy common stock or of an exchangeable share of a Duke Energy Canadian subsidiary, or a combination thereof. The cash portion of the consideration was funded with the proceeds from the issuance of $750 million in mandatory convertible securities in November 2001 along with incremental commercial paper. Duke Energy plans to retire the commercial paper later in 2002 and replace it with permanent capital in the form of mandatory convertible equity. The timing for the mandatory convertible equity financing will be dependent on the market opportunities presented and favorable market conditions. The Westcoast acquisition was accounted for using the purchase method of accounting, and goodwill totaling approximately $2.5 billion was recorded in the transaction.

The following unaudited pro forma consolidated financial results for the period ended March 31, 2002 and March 31, 2001 are presented as if the acquisition had taken place at the beginning of the periods presented.

--------------------------------------------------------------------------------
Westcoast Pro Forma Consolidated Results (in millions, except per share amounts)
--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                                 March 31,
                                                        ------------------------
                                                            2002         2001
                                                        ------------------------
Income Statement Data
Operating revenues                                      $  13,167      $ 19,871
Income before cumulative effect of change in
   accounting principle                                       419           607
Cumulative effect of change in accounting
   principle, net of tax                                        -           (96)
Preferred and preference stock dividends                        3             4
Earnings available to common stockholders                     416           507

Common Stock Data
Weighted-average shares outstanding                           828           795
Earnings per share (before cumulative effect of
   change in accounting principle)
   Basic                                                $    0.50      $   0.76
   Diluted                                              $    0.50      $   0.75

Earnings per share
   Basic                                                $    0.50      $   0.64
   Diluted                                              $    0.50      $   0.63

--------------------------------------------------------------------------------

Dispositions. DE&S. On April 30, 2002, Duke Energy completed the sale of portions of its DE&S business unit to Framatome ANP, Inc. (a nuclear supplier). Two components of DE&S are not part of the sale and will remain as components of Other Energy Services. Duke Energy will establish Duke Energy - Energy Delivery Services, formed by the power delivery services component of DE&S, which will continue to supply power delivery solutions to customers. Leadership of the U.S. Department of Energy Mixed Oxide Fuel project will also remain with Duke Energy.

DukeSolutions. On May 1, 2002, Duke Energy completed the sale of portions of DukeSolutions to Ameresco. Inc. The remaining portions will remain as a component of Other Energy Services. During the first quarter of 2002, Duke Energy recorded a reserve of $15 million for the expected loss associated with the sale of DukeSolutions.

4.   Derivative Instruments, Hedging Activities and Credit Risk

Commodity Cash Flow Hedges. Some Duke Energy subsidiaries are exposed to market fluctuations in the prices of various commodities related to their ongoing power generating and natural gas gathering, processing and marketing activities. Duke Energy closely monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts to protect margins for a portion of its future sales and generation revenues. Duke Energy uses commodity instruments, consisting of swaps, futures, forwards and collared options, as cash flow hedges for natural gas, electricity and NGL transactions. Duke Energy is hedging exposures to the price variability of these commodities for a maximum of 20 years.

For the three months ended March 31, 2002, the ineffective portion of commodity cash flow hedges and the amount recognized for transactions that no longer qualified as cash flow hedges were not material. As of March 31, 2002, $370 million of after-tax deferred net gains on derivative instruments were accumulated on the balance sheet in a separate component of stockholders equity, OCI, and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in OCI will likely change prior to its reclassification into earnings.

Commodity Fair Value Hedges. Some Duke Energy subsidiaries are exposed to changes in the fair value of some unrecognized firm commitments to sell generated power or natural gas due to market fluctuations in the underlying commodity prices. Duke Energy actively evaluates changes in the fair value of such unrecognized firm commitments due to commodity price changes and, where appropriate, uses various instruments to hedge its market risk. These commodity instruments, consisting of swaps, futures and forwards, serve as fair value hedges for the firm commitments associated with generated power and natural gas sales. Duke Energy is hedging exposures to the market risk of such items for a maximum of 23 years. For the three months ended March 31, 2002, the ineffective portion of commodity fair value hedges was not material.

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

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy to risk as a result of its issuance of variable-rate debt, fixed-to-floating interest rate swaps, commercial paper and auction rate preferred stock. Duke Energy manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. Duke Energy also enters into financial derivative instruments, including, but not limited to, interest rate swaps, options, swaptions and lock agreements to manage and mitigate interest rate risk exposure. For the three months ended March 31, 2002 and 2001, Duke Energy's existing interest rate derivative instruments and related ineffectiveness were not material to its consolidated results of operations, cash flows or financial position.

Foreign Currency (Fair Value or Cash Flow) Hedges. Duke Energy is exposed to foreign currency risk from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, when possible, contracts are denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be hedged through debt denominated or issued in the foreign currency. Duke Energy also uses foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. For the three months ended March 31, 2002 and 2001, the impact of Duke Energy's foreign currency derivative instruments was not material to its consolidated results of operations, cash flows or financial position.

Credit Risk. Duke Energy's principal customers for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Canada, Asia Pacific, Europe and Latin America. Duke Energy has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect Duke Energy's overall credit risk in that some customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, Duke Energy analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Duke Energy frequently uses master collateral agreements to mitigate credit exposure. The collateral agreement provides for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreement also provides that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions.

The change in market value of New York Mercantile Exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Financial derivatives are generally cash settled periodically throughout the contract term. However, these transactions are also generally subject to margin agreements with many of Duke Energy's counterparties.

As of March 31, 2002, Duke Energy had a pre-tax bad debt provision of $90 million related to receivables for energy sales in California. Following the bankruptcy of Enron Corporation, Duke Energy terminated substantially all contracts with Enron Corporation and its affiliated companies (collectively, Enron). As a result, in 2001 Duke Energy recorded, as a charge, a non-collateralized accounting exposure of $43 million. The $43 million non-collateralized accounting exposure was composed of charges of $36 million at NAWE, $3 million at International Energy, $3 million at Field Services and $1 million at Natural Gas Transmission. These amounts were stated on a pre-tax basis as charges against the reporting segment's earnings in 2001.

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

Substantially all contracts with Enron were completed or terminated prior to December 31, 2001. Duke Energy has continuing contractual relationships with certain Enron affiliates, which are not in bankruptcy. In Brazil, a power purchase agreement between a Duke Energy affiliate, Companhia de Geracao de Energia Electrica Paranapanema (Paranapanema), and Elektro Eletricidade e Servicos S/A (Elektro), a distribution company 40% owned by Enron, will expire December 31, 2005. The contract was executed by Duke Energy's predecessor in interest in Paranapanema, and obligates Paranapanema to provide energy to Elektro on an irrevocable basis for the contract period. In addition, a purchase/sale agreement expiring September 1, 2005 between a Duke Energy affiliate and Citrus Trading Corporation (Citrus), a 50/50 joint venture between Enron and El Paso Corporation, continues to be in effect. The contract requires the Duke Energy affiliate to provide liquefied natural gas to Citrus. Citrus has provided a letter of credit in favor of Duke Energy to cover its exposure.

5.   Business Segments

Duke Energy's reportable segments offer different products and services and are managed separately as strategic business units. Their accounting policies are the same as those described in Note 2. Management evaluates segment performance based on earnings before interest and taxes (EBIT) after deducting minority interests. The following table shows how EBIT is calculated.

====================================================================
Reconciliation of Operating Income to EBIT (in millions)
--------------------------------------------------------------------
                                                  Three Months Ended
                                                      March 31,
                                                  ------------------
                                                    2002      2001
                                                  ------------------
Operating income                                    $691     $1,182
Plus: Other income and expenses                       70         72
                                                  ------------------
EBIT                                                $761     $1,254
====================================================================

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

========================================================================================================
Business Segment Data (in millions)
--------------------------------------------------------------------------------------------------------
                                                                             Depreciation   Capital and
                           Unaffiliated   Intersegment     Total                 and         Investment
                            Revenues       Revenues      Revenues    EBIT    Amortization   Expenditures
                           -----------------------------------------------------------------------------
Three Months Ended
March 31, 2002
Franchised Electric           $ 1,113        $    --      $ 1,113   $  385       $153          $  244
Natural Gas Transmission          456             28          484      268         54           2,020
Field Services                  1,336            230        1,566       35         74             110
North American Wholesale
   Energy                       7,914             50        7,964       67         32             744
International Energy              984              2          986       67         23              81
Other Energy Services              43             93          136       (2)         1               1
Duke Ventures                      39             --           39        6          4             125
Other Operations /a/               --            (35)         (35)     (79)         3              36
Eliminations and
     minority interests            --           (368)        (368)      14         --              --
                           -----------------------------------------------------------------------------
   Total consolidated         $11,885        $    --       $11,885  $  761       $344          $3,361
--------------------------------------------------------------------------------------------------------

Three Months Ended
March 31, 2001
Franchised Electric           $ 1,157        $    --      $ 1,157   $  460       $146          $  177
Natural Gas Transmission          245             37          282      175         35              79
Field Services                  2,616            782        3,398      123         68              46
North American Wholesale
   Energy                      11,858            157       12,015      348         27             518
International Energy              497              5          502       76         25              23
Other Energy Services              81             37          118        4          3               5
Duke Ventures                      37             --           37        7          4             174
Other Operations /a/               --             91           91      (70)         8              25
Eliminations and
     minority interests            --         (1,109)      (1,109)     131         --              --
                           -----------------------------------------------------------------------------
   Total consolidated         $16,491        $    --      $16,491   $1,254       $316          $1,047
========================================================================================================

/a/ Other operations primarily includes certain unallocated corporate costs.

Segment assets in the accompanying table are net of intercompany advances, intercompany notes receivable, intercompany current assets, intercompany derivative assets and investments in subsidiaries.

================================================================================
Segment Assets (in millions)
--------------------------------------------------------------------------------
                                                        March 31,   December 31,
                                                          2002         2001
                                                        ------------------------
Franchised Electric                                      $13,238      $12,964
Natural Gas Transmission                                  15,394        5,027
Field Services                                             6,636        7,113
North American Wholesale
   Energy                                                 19,242       14,562
International Energy                                       5,665        5,115
Other Energy Services                                        234          145
Duke Ventures                                              2,062        1,926
Other Operations and eliminations /a/                         75        1,523
                                                        ------------------------
   Total consolidated                                    $62,546      $48,375
================================================================================
/a/ Other operations primarily includes certain unallocated corporate costs.

6.   Debt

In January 2002, Duke Energy issued $750 million of 6.25% senior unsecured bonds due in 2012 and $250 million of floating rate (based on the three-month London Interbank Offered Rate (LIBOR) plus 0.35%) senior unsecured bonds due in 2005. The proceeds from these issuances were used to manage working capital needs.

In February 2002, Duke Capital Corporation, a wholly owned subsidiary of Duke Energy issued $500 million of 6.25% senior unsecured bonds due in 2013 and $250 million of 6.75% senior unsecured bonds due in 2032. In addition, Duke Capital Corporation, through a private placement transaction, issued $500 million of floating rate (based on the one-month LIBOR plus 0.65%) senior unsecured bonds due in 2003. The proceeds from these issuances were used to manage working capital needs and to fund a portion of the cash consideration for the Westcoast acquisition.

In March 2002, a wholly owned subsidiary of Duke Energy, Duke Australia Pipeline Finance Pty Ltd., closed a syndicated bank debt facility for $450 million with various banks to fund its pipeline business in Australia. The facility is split between a Duke Capital Corporation-guaranteed tranche and a non-recourse project finance tranche that is secured by liens over existing Australian pipeline assets. Proceeds from the project finance tranche were used to repay inter-company loans.

In April 2002, Duke Energy issued $250 million of 6.60% retail bonds due in 2022. The senior unsecured bonds were insured to obtain an `AAA' credit rating. Duke Energy subsequently swapped the bonds to a floating rate (based on the three-month LIBOR). The proceeds from this issuance were used for general corporate purposes. In addition, Duke Capital Corporation, through a private placement transaction, issued $100 million of floating rate (based on the one-month LIBOR plus 0.85%) senior unsecured bonds due in 2004. The proceeds from this issuance were used to repay commercial paper.

On March 14, 2002, Duke Energy acquired Westcoast for approximately $8 billion, including the assumption of $4.7 billion of debt. The assumed debt consists of debt of Westcoast, Union Gas Limited (a wholly-owned subsidiary of Westcoast) and various project entities that are wholly-owned or consolidated by Duke Energy. The interest rates on the assumed debt range from 2.53% to 15.0%, with maturity dates ranging from 2002 through 2027. (See Note 3.)

7.   Commitments and Contingencies

Environmental. In 2001, legislation was introduced in the North Carolina General Assembly that would require North Carolina electric utilities, including Duke Energy, to make significant reductions in emissions of sulfur dioxide and nitrogen oxides from its North Carolina coal-fired power plants over the next seven to 11 years. Management estimates the cost to Duke Energy of achieving the specified emission reductions in the proposed legislation to be approximately $1.5 billion. The proposed North Carolina legislation included a provision that allows Duke Energy to recover some or all of these costs from customers through an environmental compliance expenditure-recovery factor that would have been separate from the utility's base rates.

In April 2002, Governor Easley of North Carolina announced his Clean Air Initiative which is intended to supersede the proposed legislation introduced in 2001. Through discussions with Duke Energy and other stakeholders, the Governor developed a plan to implement the emission reductions introduced in 2001, but without any increase in costs to consumers. Instead, North Carolina electric utilities would freeze their rates for five years and use the money collected during that period to pay for controls to meet the required emission reductions. This plan has not yet been introduced as legislation, but is expected to be introduced and acted upon quickly in late May 2002 or early June 2002. The final legislation, if passed into law, could differ significantly from the Governor's announced initiative.

California Issues. Duke Energy, some of its subsidiaries and three current or former executives have been named as defendants, among other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California. The plaintiffs seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. DENA and DETM are among 16 defendants in a class-action lawsuit (the Gordon lawsuit) filed against generators and traders of electricity in California markets. DETM was also named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers, traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit) was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, on their own behalf as citizens and on behalf of the general public, and includes Duke Energy, some of its subsidiaries and three current or former executives of Duke Energy among other corporate and individual defendants. The Gordon and Hendricks class-action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. The plaintiffs seek aggregate damages of billions of dollars. The lawsuits seek the refund of alleged unlawfully obtained revenues for electricity sales and, in four lawsuits, an award of treble damages. These suits have been consolidated before a state court judge in San Diego. The plaintiffs in the six lawsuits filed a joint Master Amended Complaint on March 8, 2002, which adds additional defendants. The claims against the defendants are similar to those in the original complaints. The court has approved a schedule which calls for class certification motions to be filed by October 1, 2002 in the class action lawsuits. Trial has been scheduled for March 1, 2004. While these matters are in their earliest stages, management believes, based on its analysis of the facts and the asserted claims, that their resolution will have no material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

Duke Energy and its subsidiaries are involved in other legal and regulatory proceedings and investigations related to activities in California. These other activities were disclosed in Duke Energy's Form 10-K for the year ended December 31, 2001, and there have been no new material developments in relation to these issues.

Regulatory Matters. In November 2001, Nevada Power Company and Sierra Pacific Power Company (collectively, the Companies) filed a complaint with the FERC against DETM. The complaint requests the FERC to mitigate prices in sales contracts between Duke Energy and Nevada Power, and Duke Energy and Sierra Pacific that were entered into between December 7, 2000 and June 20, 2001. The Companies allege that the contract prices are unjust and unreasonable because they were entered into during a period that the FERC determined the California market to be dysfunctional and uncompetitive, and that the California market influenced the contract prices. In April 2002, the FERC issued an order which provides for an evidentiary hearing, establishes refund dates, and requires the parties to participate in settlement negotiations. In the order, the FERC also estimated a final decision by July 2003. While this matter is in its earliest stages, management believes, based on its analysis of facts and the asserted claims, that the resolution will have no material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

8.   Subsequent Event

On April 17, 2002, Duke Energy completed the sale of the Anderson Water Company to the Anderson County Joint Municipal Water System and the City of Anderson. The agreements for closing are two-fold. The first part represents the sale of the water treatment facility and the related water transmission system to the traditional wholesale customers forming the Anderson County Joint Municipal Water System. The second relates to the sale of the retail water system to the City of Anderson. As a result, the City of Anderson becomes a wholesale customer participant in and a member of the joint system.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2002, earnings available for common stockholders were $379 million, or $0.48 per basic share. For the comparable 2001 period, earnings available for common stockholders were $454 million, or $0.61 per basic share. The decrease was due primarily to a 39% decrease in earnings before interest and taxes (EBIT), as described below. The current-year EBIT decrease on a comparative basis was partially offset by the prior year's one-time net-of-tax charge of $96 million, or $0.13 per basic share. This one-time charge was the cumulative effect of change in accounting principle for the January 1, 2001 adoption of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Also offsetting the comparative decrease in EBIT was a $128 million decrease in minority interest expense, as discussed in the following sections, and a decrease in the effective tax rate due to tax savings initiatives.

Operating income was $691 million and EBIT was $761 million for the three months ended March 31, 2002. This compares to operating income of $1,182 million and EBIT of $1,254 million for the same period in 2001. Operating income and EBIT are affected by the same fluctuations for Duke Energy and each of its business segments. The following table shows the components of EBIT and reconciles EBIT to net income.

==============================================================
Reconciliation of Operating Income to Net Income (in millions)
--------------------------------------------------------------
                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                              2002    2001
                                            ------------------
Operating income                              $691   $1,182
Other income and expenses                       70       72
                                            ------------------
EBIT                                           761    1,254
Interest expense                               189      213
Minority interest expense                       32      160
                                            ------------------
Earnings before income taxes                   540      881
Income taxes                                   158      327
                                            ------------------
Income before cumulative effect of
   change in accounting Principle              382      554
Cumulative effect of change in accounting
   principle, net of tax                        --      (96)
                                            ------------------
Net income                                    $382   $  458
==============================================================

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

==============================================================
EBIT by Business Segment (in millions)
--------------------------------------------------------------
                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                              2002     2001
                                            ------------------
Franchised Electric                           $385   $  460
Natural Gas Transmission                       268      175
Field Services                                  35      123
North American Wholesale Energy                 67      348
International Energy                            67       76
Other Energy Services                           (2)       4
Duke Ventures                                    6        7
Other Operations                               (79)     (70)
EBIT attributable to minority interests         14      131
                                            ------------------
Consolidated EBIT                             $761   $1,254
==============================================================

Other Operations primarily includes certain unallocated corporate costs. The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Franchised Electric

================================================================
                                              Three Months Ended
                                                   March 31,
                                              ------------------
(in millions, except where noted)              2002      2001
----------------------------------------------------------------
Operating revenues                            $ 1,113   $ 1,157
Operating expenses                                746       748
                                              ------------------
Operating income                                  367       409
Other income, net of expenses                      18        51
                                              ------------------
EBIT                                          $   385   $   460
                                              ==================

Sales, GWh /a/                                 19,521    19,362
================================================================
/a/  Gigawatt-hours

Franchised Electric's EBIT decreased $75 million for the three months ended March 31, 2002 as compared to the same period in 2001. The decrease was due primarily to $33 million in mutual insurance distributions recorded as income in the first quarter of 2001 and the favorable settlement of forward power sales contracts used to manage price risk for Franchised Electric's wholesale market-rate sales in first quarter of 2001. Since the third quarter of 2001, the mutual insurance distributions have been reclassified from earnings to a deferred credit account as required by the North Carolina Utilities Commission, pending final outcome of a regulatory audit which will likely determine the treatment of those distributions. Earnings also decreased as a result of lower sales, primarily in the industrial class, due to the slowing economy and warmer weather in the first quarter of 2002, partially offset by continued growth in the average number of customers in Franchised Electric's service territory.

The following table shows the changes in GWh sales and average number of customers.

==============================================================
Increase (decrease) over prior year         Three Months Ended
--------------------------------------------------------------
Residential sales                                (6.0)%
General service sales                            (0.8)%
Industrial sales                                 (9.5)%
Total Franchised Electric sales                   0.8%
Average number of customers                       1.3%
==============================================================

Natural Gas Transmission

==============================================================
                                            Three Months Ended
                                                 March 31,
                                            ------------------
(in millions, except where noted)               2002   2001
--------------------------------------------------------------
Operating revenues                              $484   $282
Operating expenses                               218    107
                                            ------------------
Operating income                                 266    175
Other income, net of expenses                      5     --
Minority interest expense                          3     --
                                            ------------------
EBIT                                            $268   $175
                                            ==================

Proportional throughput, TBtu /a/                759    548
==============================================================
/a/ Trillion British thermal units

For the three months ended March 31, 2002, EBIT for Natural Gas Transmission increased $93 million compared to the same period in 2001. This increase primarily resulted from $62 million in earnings from the natural gas transmission and distribution assets acquired as a part of the acquisition of Westcoast

Energy, Inc. (Westcoast) in March 2002. (See Note 3 to the Consolidated Financial Statements.) Also contributing to the increase in EBIT was a $14 million gain on the sale of a portion of Natural Gas Transmission's limited partnership interest in Northern Border Partners, LP, which owns a general partnership interest in Northern Border Pipeline Company.

Field Services

===============================================================================
                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
(in millions, except where noted)                               2002     2001
-------------------------------------------------------------------------------
Operating revenues                                             $1,566   $3,398
Operating expenses                                              1,523    3,219
                                                             ------------------
Operating income                                                   43      179
Other income, net of expenses                                      --       --
Minority interest expense                                           8       56
                                                             ------------------
EBIT                                                           $   35   $  123
                                                             ==================

Natural gas gathered and processed/transported, TBtu/d /a/        8.4      8.2
Natural gas liquid (NGL) production, MBbl/d /b/                 388.6    371.1
Natural gas marketed, TBtu/d                                      1.6      1.6
Average natural gas price per MMBtu /c/                        $ 2.32   $ 7.09
Average NGL price per gallon /d/                               $ 0.31   $ 0.60
===============================================================================
/a/  Trillion British thermal units per day
/b/  Thousand barrels per day
/c/  Million British thermal units
/d/  Does not reflect results of commodity hedges

EBIT for Field Services decreased $88 million for the three months ended March 31, 2002 compared to the same period in 2001, due primarily to the decrease in commodity prices. The decrease was driven by a $4.77 per MMBtu decrease in the average natural gas prices and a $0.29 per gallon decrease in the average NGL prices. Partially offsetting the decrease in commodity prices were increased contributions of approximately $15 million from the 2001 acquisitions of Canadian Midstream Services, Ltd., northeast propane terminal and marketing assets, and additional interests in three offshore Gulf of Mexico partnerships.

North American Wholesale Energy (NAWE)

================================================================
                                              Three Months Ended
                                                   March 31,
                                              ------------------
(in millions, except where noted)               2002       2001
----------------------------------------------------------------
Operating revenues                            $  7,964   $12,015
Operating expenses                               7,897    11,589
                                              ------------------
Operating income                                    67       426
Other income (loss), net of expenses                (1)      (10)
Minority interest (benefit) expense                 (1)       68
                                              ------------------
EBIT                                          $     67   $   348
                                              ==================

Natural gas marketed, TBtu/d                      13.8      13.6
Electricity marketed and traded, GWh           108,220    44,617
Proportional megawatt capacity in operation      7,515     5,064
Proportional megawatt capacity owned /a/        18,605    10,054
================================================================
/a/  Includes under construction or under contract at period end

For the three months ended March 31, 2002, NAWE's EBIT decreased $281 million compared to the same period in 2001. Increases of 48% in the proportional megawatt capacity of generation assets in operation and 143% in the marketing and trading of electricity volumes were significantly offset by decreased origination activities and trading margins. Last year's results were driven by unusually high natural gas and power prices and volatility levels, especially in the western U.S. This year's results reflect a return to more normal commodity pricing and volatility. In 2002, NAWE also held several short positions during a period of rising market prices (contracts under which a trader has agreed to sell a commodity at a future date for a specific price) which also contributed to the decrease in EBIT. Partially offsetting these decreases were lower variable compensation costs related to the trading activities. Changes in the ownership percentage of NAWE's waste-to-energy plants and decreased earnings at Duke Energy Trading and Marketing, LLC (DETM) resulted in a $69 million decrease in minority interest expense compared to the prior year.

International Energy

================================================================================
                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
(in millions, except where noted)                                2002     2001
-------------------------------------------------------------------------------
Operating revenues                                              $  986   $  502
Operating expenses                                                 927      428
                                                              ------------------
Operating income                                                    59       74
Other income, net of expenses                                       13        9
Minority interest expense                                            5        7
                                                              ------------------
EBIT                                                            $   67   $   76
                                                              ==================

Proportional megawatt capacity in operation                      4,705    4,199
Proportional megawatt capacity owned /a/                         5,748    4,847
Proportional maximum pipeline capacity in operation /a/,
   MMcf/d /b/                                                      363      255
Proportional maximum pipeline capacity owned /a/, MMcf/d /b/       363      363
================================================================================
/a/  Includes under construction or under contract at period end
/b/  Million cubic feet per day

International Energy's EBIT decreased $9 million for the three months ended March 31, 2002 compared to the same period in 2001, due primarily to decreased earnings from Latin America investments and European operations. The Latin American operations were affected by lower demand in Brazil due to the government's mandatory energy rationing, which was in effect until mid-March 2002. The European operations were affected by lower trading margins and lower product prices. The corresponding increases in International Energy's operating revenues and expenses for 2002 are due primarily to its increased trading and marketing activities in Europe.

Other Energy Services

=====================================================================
                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
(in millions)                                          2002   2001
---------------------------------------------------------------------
Operating revenues                                     $136   $118
Operating expenses                                      138    114
                                                   ------------------
EBIT                                                   $ (2)  $  4
=====================================================================

For the three months ended March 31, 2002, EBIT for Other Energy Services decreased $6 million compared to the same period in 2001. On April 30, 2002, Duke Energy completed the sale of Duke Engineering & Services, Inc. to Framatome ANP, Inc. and, on May 1, 2002, Duke Energy completed the sale of DukeSolutions, Inc. to Ameresco, Inc. (See Note 3 to the Consolidated Financial Statements). The decrease in EBIT as compared to the prior year was due primarily to a current-year $15 million reserve for the expected loss associated with the sale of DukeSolutions, Inc. This loss was partially offset by project income at Duke/Fluor Daniel.

Duke Ventures

================================================================================
                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
(in millions)                                                   2002     2001
--------------------------------------------------------------------------------
Operating revenues                                               $39     $37
Operating expenses                                                34      30
                                                             -------------------
Operating income                                                   5       7
Minority interest benefit                                         (1)     --
                                                             -------------------
EBIT                                                             $ 6     $ 7
================================================================================

EBIT for Duke Ventures decreased $1 million for the three months ended March 31, 2002 compared to the same period in 2001. On April 17, 2002, Duke Energy completed the sale of Anderson Water Company to Anderson County Joint Municipal Water System and the City of Anderson. (See Note 8 to the Consolidated Financial Statements.)

Other Impacts on Earnings Available for Common Stockholders

For the three months ended March 31, 2002, interest expense decreased $24 million compared to the same period in 2001, due primarily to lower interest rates on commercial paper.

Minority interest expense decreased $128 million for the three months ended March 31, 2002 compared to the same period in 2001. Minority interest expense includes expense related to regular distributions on preferred securities of Duke Energy and its subsidiaries. This expense decreased $11 million for the three months ended March 31, 2002 due to lower distributions related to Catawba River Associates, LLC (Catawba). Catawba is a fully consolidated financing entity formed by Duke Energy in September 2000 and is managed by a Duke Energy subsidiary.

Minority interest expense as shown and discussed in the preceding business segment EBIT discussions includes only minority interest expense related to EBIT of Duke Energy's joint ventures. It does not include minority interest expense related to interest and taxes of the joint ventures. Total minority interest expense related to the joint ventures (including the portion related to interest and taxes) decreased $117 million for the three month period due to decreased income from Field Services' joint venture with Phillips Petroleum, changes in the ownership percentage of NAWE's waste-to-energy plants and decreased earnings at DETM, NAWE's joint venture with Exxon Mobil Corporation.

A state tax settlement finalized during the three months ended March 31, 2002, as well as the optimization of tax savings benefits, resulted in an effective tax rate of 29%, compared to 37% for the same period in 2001. Duke Energy's overall effective tax rate for 2002 is expected to be in the range of 35%-36%.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operations increased $801 million in 2002 when compared to the same period in 2001. The increase is due primarily to the change in the net unrealized mark-to-market and hedging transactions resulting from increased cash earnings in first quarter 2002 versus the same period in 2001. As a result of the increased volatility and higher prices in the western U.S. for power in the first quarter 2001, Duke Energy experienced a higher level of non-cash earnings from mark-to-market transactions as compared to first quarter 2002.

Investing Cash Flows

Net cash used in investing activities increased $2,346 million in 2002 when compared to the same period in 2001, primarily due to the acquisition of Westcoast for $1,690 million in cash, net of cash acquired (see Note 3 to the Consolidated Financial Statements). Capital and investment expenditures increased $547 million in 2002 compared to 2001. The increase reflects additional expansion and development expenditures (especially related to NAWE's generating facilities), refurbishment and upgrades to existing assets and minor acquisitions of businesses and assets.

Financing Cash Flows

Duke Energy's consolidated capital structure at March 31, 2002, including short-term debt, was 53% debt, 36% common equity, 7% minority interests, 3% trust preferred securities and 1% preferred stock. Fixed charges coverage, calculated using the Securities and Exchange Commission (SEC) guidelines, was
2.7 for the three months ended March 31, 2002 and 4.3 times for the three months ended March 31, 2001. The decrease in the fixed charges coverage is attributed primarily to decreased net income and decreased tax expenses.

Duke Energy's growth initiatives, along with dividends, debt repayments and operating requirements are expected to be funded by cash from operations, debt and capital market financings, project financings, common stock issuances through its InvestorDirect Choice Plan and employee benefit plans, and proceeds from the sale of assets. These financing opportunities are dependent upon the market opportunities presented and favorable market conditions. Additionally, internal cash generation should fund approximately half of the capital needs. Management believes Duke Energy has adequate financial resources to meet its future needs.

In January 2002, Duke Energy issued $750 million of 6.25% senior unsecured bonds due in 2012 and $250 million of floating rate (based on the three-month London Interbank Offered Rate (LIBOR) plus 0.35%) senior unsecured bonds due in 2005. The proceeds from these issuances were used to manage working capital needs.

In February 2002, Duke Capital Corporation, a wholly owned subsidiary of Duke Energy, issued $500 million of 6.25% senior unsecured bonds due in 2013 and $250 million of 6.75% senior unsecured bonds due in 2032. In addition, Duke Capital Corporation, through a private placement transaction, issued $500 million of floating rate (based on the one-month LIBOR plus 0.65%) senior unsecured bonds due in 2003. The proceeds from these issuances were used to manage working capital needs and to fund a portion of the cash consideration for the Westcoast acquisition.

In March 2002, a wholly owned subsidiary of Duke Energy, Duke Australia Pipeline Finance Pty Ltd., closed a syndicated bank debt facility for $450 million with various banks to fund its pipeline business in Australia. The facility is split between a Duke Capital Corporation-guaranteed tranche and a non-recourse project finance tranche that is secured by liens over existing Australian pipeline assets. Proceeds from the project finance tranche were used to repay inter-company loans.

In April 2002, Duke Energy issued $250 million of 6.60% retail bonds due in 2022. The senior unsecured bonds were insured to obtain an `AAA' credit rating. Duke Energy subsequently swapped the bonds to a floating rate (based on the three-month LIBOR). The proceeds from this issuance were used for general corporate purposes. In addition, Duke Capital Corporation, through a private placement transaction, issued

$100 million of floating rate (based on the one-month LIBOR plus 0.85%) senior unsecured bonds due in 2004. The proceeds from this issuance were used to repay commercial paper.

On March 14, 2002, Duke Energy acquired Westcoast for approximately $8 billion, including the assumption of $4.7 billion of debt. The assumed debt consists of debt of Westcoast. Union Gas Limited (a wholly-owned subsidiary of Westcoast) and various project entities that are wholly-owned or consolidated by Duke Energy. The interest rates on the assumed debt range from 2.53% to 15.0%, with maturity dates ranging from 2002 through 2027. In addition to the debt assumed, Westcoast and Union Gas Limited have operating credit facilities of 600 million Canadian dollars and 715 million Canadian dollars, respectively. Borrowings under each of these facilities are subject to and dependent upon the senior unsecured ratings of Westcoast (currently rated A for Dominion Bond Rating Service (DBRS) and A+ for Standard & Poor's) and Union Gas (currently rated A(low) for DBRS and A+ for Standard & Poor's). For the Westcoast credit facility, a material adverse change could occur if the ratings for Westcoast fall below a BBB(low) at DBRS or a BB+ at Standard & Poor's, although a change in ratings is not in and of itself a material adverse change. For Union Gas Limited's facility, no material adverse change can be declared if Union Gas Limited maintains a rating of BBB or greater by either DBRS or Standard & Poor's. For both facilities, any outstanding debt would not become due and payable as a result of the change in ratings. Westcoast, headquartered in Vancouver, British Columbia, is a North American energy company with interests in natural gas gathering, processing, transmission, storage and distribution, as well as power generation and international energy businesses. In the transaction, a Duke Energy subsidiary acquired all of the outstanding common shares of Westcoast in exchange for approximately 49.9 million shares of Duke Energy common stock (including exchangeable shares of a Duke Energy Canadian subsidiary that are substantially equivalent to and exchangeable on a one-for-one basis for Duke Energy common stock), and approximately $1.8 billion in cash. Under prorating provisions of the acquisition agreement that ensured that approximately 50% of the total consideration was paid in cash and 50% in stock, each common share of Westcoast entitled the holder to elect to receive
43.80 in Canadian dollars, 0.7711 of a share of Duke Energy common stock or of an exchangeable share of a Duke Energy Canadian subsidiary, or a combination thereof. The cash portion of the consideration was funded with the proceeds from the issuance of $750 million in mandatory convertible securities in November 2001 along with incremental commercial paper. Duke Energy plans to retire the commercial paper later in 2002 and replace it with permanent capital in the form of mandatory convertible market equity. The timing for the mandatory convertible equity will be dependent on the market opportunities presented and favorable market conditions. The Westcoast acquisition was accounted for using the purchase method of accounting, and goodwill totaling approximately $2.5 billion was recorded in the transaction.

Under its commercial paper, medium-term notes and extendible commercial notes
(ECNs) programs, Duke Energy had the ability to borrow up to $7,917 million at March 31, 2002 compared with $5,358 million at December 31, 2001. These programs do not have termination dates. The following table summarizes the commercial paper, medium-term notes and ECNs as of March 31, 2002.

==============================================================================================================
                                                                    Duke
                     Duke     Duke Capital      Duke Energy        Energy       Westcoast   Union Gas
(in millions)       Energy   Corporationa/a/   Field Services   International    Energy      Limited    Total
--------------------------------------------------------------------------------------------------------------
Commercial Paper    $1,250        $2,550            $650           $400/b/         $376        $470     $5,696
Medium-term notes       --            --              --             --             470         251        721
ECNs                   500         1,000              --             --              --          --      1,500
                    ------------------------------------------------------------------------------------------
Total               $1,750        $3,550            $650           $400            $846        $721     $7,917
==============================================================================================================

/a/ Duke Capital Corporation provides financing and credit enhancement services for its subsidiaries.
/b/  Includes ability to issue medium term notes

The total amount of Duke Energy's bank credit facilities was $7,136 million as of March 31, 2002 compared with $4,606 million as of December 31, 2001. Some of the credit facilities support the issuance of commercial paper and as a result, the issuance of commercial paper reduces the amount available under these credit facilities. As of March 31, 2002, $4,460 million was outstanding in the form of commercial paper, medium-term notes and ECNs, and $40 million of borrowings were outstanding under the bank credit facilities. The credit facilities expire from 2002 to 2005 and are not subject to minimum cash requirements.

As of March 31, 2002, Duke Energy and its subsidiaries had effective SEC shelf registrations for up to $1,750 million in gross proceeds from debt and other securities. Effective April 2002, the amount available was increased by $1,750 million. Such securities may be issued as senior notes, first and refunding mortgage bonds, subordinated notes, trust preferred securities, Duke Energy common stock, stock purchase contracts or stock purchase units. In addition, Westcoast and its subsidiaries had $439 million of unused Canadian debt capacity.

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

When available, quoted market prices are used to record a contract's fair value. However, market values for energy trading contracts may not be readily determinable because the duration of the contracts exceeds the liquid activity in a particular market. If no active trading market exists for a commodity or for a contract's duration, holders of these contracts must calculate fair value using pricing models or matrix pricing based on contracts with similar terms and risks. This is validated by an internal group independent of Duke Energy's trading area. Holders of thinly traded securities or investments (mutual funds, for example) use similar techniques to price such holdings. Correlation and volatility are two significant factors used in the computation of fair values. Duke Energy validates its internally developed fair values by comparing locations/durations that are highly correlated, using market intelligence and mathematical extrapolation techniques. While Duke Energy uses industry best practices to develop its pricing models, changes in Duke Energy's pricing methodologies or the underlying assumptions could result in significantly different fair values, income recognition and realization in future periods.

Hedge Accounting. Hedging typically refers to the mechanism that Duke Energy uses to mitigate the impact of volatility associated with price fluctuations. Hedge accounting treatment is used when Duke Energy contracts to buy or sell a commodity such as natural gas or electricity at a fixed price for future delivery corresponding with anticipated physical sales or purchases of natural gas and power (cash flow hedge). In addition, hedge accounting treatment is used when Duke Energy holds firm commitments or asset positions, and enters into transactions that "hedge" the risk that the price of natural gas or power may change between the contract's inception and the physical delivery date of the commodity ultimately affecting the underlying value of the firm commitment or position (fair value hedge). While the majority of Duke Energy's hedging transactions are used to protect the value of future cash flows related to its physical assets, to the extent the hedge is effective, Duke Energy recognizes in earnings the value of the contract when the commodity is purchased or sold, or the hedged transaction occurs or settles.

Normal Purchases and Normal Sales, Special Exemption. A unique characteristic of the electric power industry is that electricity cannot be readily stored in significant quantities. As a result, some of the contracts to buy and sell electricity allow the buyer some flexibility in determining when to take electricity and in what quantity to match fluctuating demand. These contracts would normally meet the definition of a derivative requiring MTM or hedge accounting. However, because electricity cannot be readily stored in significant quantities and an entity engaged in selling electricity is obligated to maintain sufficient capacity to meet the electricity needs of its customer base, an option contract for the purchase of electricity qualifies for the normal purchases and sales exemption described in Paragraph 10 of SFAS No. 133 and Derivative Implementation Group (DIG) Issue No. C15, "Scope
Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity." Therefore, contracts that Duke Energy holds for the sale of power in future periods that meet the criteria in DIG Issue No. C15 have been designated as "normal purchases, normal sales" contracts, and are exempted from recognition in the Consolidated Financial Statements until power is delivered. Duke Energy tracks these contracts separately in its hedge portfolio, but no value for these contracts is included in the Consolidated Financial Statements until power is actually delivered.

North American Merchant Generation

Duke Energy's wholesale energy portfolio in North America includes the merchant generation facilities and trading contracts held for power, natural gas, crude oil and petroleum products. Of the total estimated value of this portfolio, approximately 80% is attributed to the anticipated value of merchant generation facility capacity owned or controlled by Duke Energy. This portion of the value of the merchant generation portfolio is anticipated to be realized in future periods as the generation facilities are dispatched. A portion of this future value is secured by hedge contracts. Of the unhedged capacity, dispatch performance, and in some cases price, has been further secured through contracts designated as normal purchases and normal sales. Only the contracts designated and effective as qualifying hedges are reflected on Duke Energy's Consolidated Balance Sheets at fair value. Changes in the fair value of qualifying hedging contracts do not affect current-period earnings. Normal purchases and normal sales contracts are not subject to accounting recognition until contract performance occurs. The remaining percentage of the total estimated value of the merchant generation portfolio is attributed to the current value of trading contracts. These contracts are subject to MTM accounting and changes in the contract fair value are recorded as part of current-period earnings. The table below represents the value by year of Duke Energy's North American merchant generation portfolio. It does not include the value of trading positions, or hedges of other commodity risks or exposures.

=============================================================================================
   North American Merchant Generation Portfolio Value as of March 31, 2002    (in millions)
---------------------------------------------------------------------------------------------
                                                          Maturity in 2005         Total
Maturity in 2002   Maturity in 2003   Maturity in 2004   and Thereafter /a/   Portfolio Value
---------------------------------------------------------------------------------------------
      $747               $785               $895               $4,378             $6,805
=============================================================================================

/a/ For purposes of calculating total portfolio value, model valuations were calculated through March 2010.

As of March 31, 2002, the portion hedged of NAWE's expected output of its merchant generation portfolio was 74% for 2003, 60% for 2004 and 59% for 2005, through derivative contracts such as forward natural gas purchases and forward power sales.

Commodity Price Risk

Duke Energy, substantially through its subsidiaries, is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products marketed and purchased. Duke Energy employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including forward contracts, futures, swaps and options for trading purposes and for activity other than trading activity (primarily hedge strategies). (See Notes 2 and 4 to the Consolidated Financial Statements.)

Trading. The risk in the trading portfolio is measured and monitored on a daily basis utilizing a Value-at-Risk base model to determine the potential one-day favorable or unfavorable Daily Earnings at Risk (DER) as described below. DER is monitored daily in comparison to established thresholds. Other measures are also used to limit and monitor risk in the trading portfolio (which includes all trading contracts not designated as hedge positions) on monthly and annual bases. These measures include limits on the nominal size of positions and periodic loss limits.

DER computations are based on historical simulation, which uses price movements over a specified period (generally ranging from seven to 14 days) to simulate forward price curves in the energy markets to estimate the potential favorable or unfavorable impact of one day's price movement on the existing portfolio. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for natural gas, electricity and other energy-related products. DER computations use several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. Duke Energy's DER amounts for instruments held for trading purposes are shown in the following table.

=======================================================================================================
Daily Earnings at Risk (in millions)
-------------------------------------------------------------------------------------------------------
                   Estimated Average      Estimated Average
                   One-Day Impact on      One-Day Impact on    High One-Day Impact   Low One-Day Impact
                 EBIT for 1st Quarter   EBIT for 1st Quarter     on EBIT for 1st       on EBIT for 1st
                        2002 /a/                2001              Quarter 2002          Quarter 2002
-------------------------------------------------------------------------------------------------------
Calculated DER          $17                     $30                   $24                    $10
=======================================================================================================

/a/ Amount does not include the impact of Westcoast's trading activity.

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

Duke Energy's exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. The following table illustrates the movements in the fair value of Duke Energy's trading instruments during the first quarter of 2002.

=======================================================================================
Changes in Fair Value of Trading Contracts (in millions)
---------------------------------------------------------------------------------------
Fair value of contracts outstanding at the beginning of the year                $1,069
Contracts realized or otherwise settled during the period                          (93)
Fair value of contracts entered into during the period                              70
Changes in fair value amounts attributable to changes in valuation techniques       36
Other changes in fair values                                                       (63)
                                                                                -------
Fair value of contracts outstanding at the end of the period                    $1,019
=======================================================================================

For the quarter ended March 31, 2002, the unrealized net loss recognized in operating income was $68 million, compared to a $557 million gain for the first quarter of 2001. The fair value of these contracts is expected to be realized in future periods, as detailed in the following table. The amount of cash ultimately realized for these contracts will differ from the amounts shown in the following table due to factors such as market volatility, counterparty default and other unforeseen events that could impact the amount and/or realization of these values. At March 31, 2002, Duke Energy held cash or letters of credit of $798 million to secure such future performance, and had deposited with counterparties $96 million of such collateral to secure its obligations to provide such future services. Collateral amounts held or posted vary depending on the value of the underlying contracts and cover trading, normal purchases and normal sales, and hedging contracts outstanding. Duke Energy may be required to return held collateral and post additional collateral should price movements adversely impact the value of open contracts or positions.

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

The following table shows the fair value of Duke Energy's trading portfolio as of March 31, 2002.

=========================================================================================================
Fair Value of Trading Contracts as of March 31, 2002 (in millions)
---------------------------------------------------------------------------------------------------------
                                                                                 Maturity in
                                       Maturity in   Maturity in   Maturity in    2005 and     Total Fair
Sources of Fair Value                     2002          2003          2004       Thereafter      Value
---------------------------------------------------------------------------------------------------------
Prices supported by quoted market
   prices and other external sources      $210          $148          $ 83          $ 32         $  473
Prices based on models and other
    valuation methods                       27            20            63           436            546
---------------------------------------------------------------------------------------------------------
Total                                     $237          $168          $146          $468         $1,019
=========================================================================================================

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

Hedging Strategies. Some Duke Energy subsidiaries are exposed to market fluctuations in the prices of energy commodities related to their power generating and natural gas gathering, processing and marketing activities. Duke Energy closely monitors the risks associated with these commodity price changes on its future operations and, where appropriate, uses various commodity instruments such as electricity, natural gas, crude oil and NGL contracts to hedge the value of its assets and operations from such price risks. In accordance with SFAS No. 133, Duke Energy's primary use of energy commodity derivatives is to hedge the output and production of assets it physically owns. Contract terms are up to 23 years; however, since these contracts are designated and qualify as effective hedge positions of future cash flows, or fair values of assets owned by Duke Energy, to the extent that the hedge relationships are effective, their market value change impacts are not recognized in current earnings. The unrealized gains or losses on these contracts are deferred in Other Comprehensive Income (OCI) for cash flow hedges or included in Other Current or

Noncurrent Assets or Liabilities on the Consolidated Balance Sheets for fair value hedges of firm commitments, in accordance with SFAS No. 133. Amounts deferred in OCI are realized in earnings concurrently with the transaction being hedged. (See Notes 2 and 4 to the Consolidated Financial Statements.) However, in instances where the hedging contract no longer qualifies for hedge accounting, amounts included in OCI through the date of de-designation remain in OCI until the underlying transaction actually occurs. The derivative contract (if continued as an open position) will be marked to market currently through earnings. Several factors influence the effectiveness of a hedge contract, including counterparty credit risk and using contracts with different commodities or unmatched terms. Hedge effectiveness is monitored regularly and measured each month.

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

==========================================================================================
       Fair Value of Hedge Position Contracts as of March 31, 2002    (in millions)
------------------------------------------------------------------------------------------
                                                         Maturity in 2005        Total
Maturity in 2002   Maturity in 2003   Maturity in 2004    and Thereafter    Contract Value
------------------------------------------------------------------------------------------
    $408                $136               $100                $150              $794
==========================================================================================

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

Credit Risk

Duke Energy's principal customers for power and natural gas marketing services are industrial end-users and utilities located throughout the U.S., Canada, Asia Pacific, Europe and Latin America. Duke Energy has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect Duke Energy's overall credit risk in that some customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, Duke Energy analyzes the counterparties' financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Duke Energy frequently uses master collateral agreements to mitigate credit exposure. The collateral agreement provides for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreement also provides that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions.

The change in market value of New York Mercantile Exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Financial derivatives are generally cash settled periodically throughout the contract term. However, these transactions are also generally subject to margin agreements with many of Duke Energy's counterparties.

As of March 31, 2002, Duke Energy had a pre-tax bad debt provision of $90 million related to receivables for energy sales in California. Following the bankruptcy of Enron Corporation, Duke Energy terminated substantially all contracts with Enron Corporation and its affiliated companies (collectively, Enron). As a result, in 2001Duke Energy recorded, as a charge, a non-collateralized accounting exposure of $43 million. The $43 million non-collateralized accounting exposure was composed of charges of $36 million at NAWE, $3 million at International Energy, $3 million at Field Services and $1 million at Natural Gas Transmission. These amounts were stated on a pre-tax basis as charges against the reporting segment's earnings in 2001.

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

Substantially all contracts with Enron were completed or terminated prior to December 31, 2001. Duke Energy has continuing contractual relationships with certain Enron affiliates, which are not in bankruptcy. In Brazil, a power purchase agreement between a Duke Energy affiliate, Companhia de Geracao de Energia Electrica Paranapanema (Paranapanema), and Elektro Eletricidade e Servicos S/A (Elektro), a distribution company 40% owned by Enron, will expire December 31, 2005. The contract was executed by Duke Energy's predecessor in interest in Paranapanema, and obligates Paranapanema to provide energy to Elektro on an irrevocable basis for the contract period. In addition, a purchase/sale agreement expiring September 1, 2005 between a Duke Energy affiliate and Citrus Trading Corporation (Citrus), a 50/50 joint venture between Enron and El Paso Corporation, continues to be in effect. The contract requires the Duke Energy affiliate to provide liquefied natural gas to Citrus. Citrus has provided a letter of credit in favor of Duke Energy to cover its exposure.

Interest Rate Risk

Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-to-floating interest rate swaps, commercial paper and auction rate preferred stock. Duke Energy manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to percentages of total capitalization, as set by policy, and by monitoring the effects of market changes in interest rates. Duke Energy also enters into financial derivative instruments, including, but not limited to, interest rate swaps, options, swaptions and lock agreements to manage and mitigate interest rate risk exposure. (See Notes 2, 4, and 6 to the Consolidated Financial Statements.)

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

Since 1991, the Argentine peso had been pegged to the U.S. dollar at a fixed 1:1 exchange ratio. In December 2001, the Argentine government imposed a restriction that limited cash withdrawals above a certain amount and foreign money transfers. Financial institutions were allowed to conduct limited activity as a bank and exchange holiday was announced, and currency exchange activity was essentially halted. In January 2002, the Argentine government announced the creation of a dual-currency system. Subsequently, however, the Argentine government has decided to use a free-floating currency.

Duke Energy's investment in Argentina was U.S. dollar functional as of December 31, 2001. Once a functional currency determination has been made, that determination must be adhered to consistently, unless significant changes in economic factors indicate that the entity's functional currency has changed. The events in Argentina required a change. In January 2002, the functional currency of Duke Energy's investment in Argentina changed from the U.S. dollar to the Argentine peso. In compliance with SFAS No. 52, "Foreign Currency Translation," the change in functional currency will be made prospectively. Management believes that the events in Argentina will have no material adverse effect on Duke Energy's future consolidated results of operations, cash flows or financial position.

CURRENT ISSUES

Environmental. In 2001, legislation was introduced in the North Carolina General Assembly that would require North Carolina electric utilities, including Duke Energy, to make significant reductions in emissions of sulfur dioxide and nitrogen oxides from its North Carolina coal-fired power plants over the next seven to 11 years. Management estimates the cost to Duke Energy of achieving the specified emission reductions in the proposed legislation to be approximately $1.5 billion. The proposed North Carolina legislation included a provision that allows Duke Energy to recover some or all of these costs from customers through an environmental compliance expenditure-recovery factor that would have been separate from the utility's base rates.

In April 2002, Governor Easley of North Carolina announced his Clean Air Initiative which is intended to supersede the proposed legislation introduced in 2001. Through discussions with Duke Energy and other stakeholders, the Governor developed a plan to implement the emission reductions introduced in 2001, but without any increase in costs to consumers. Instead, North Carolina electric utilities would freeze their rates for five years and use the money collected during that period to pay for controls to meet the required emission reductions. This plan has not yet been introduced as legislation, but is expected to be introduced and acted upon quickly in late May 2002 or early June 2002. The final legislation, if passed into law, could differ significantly from the Governor's announced initiative.

California Issues. Duke Energy, some of its subsidiaries and three current or former executives have been named as defendants, among other corporate and individual defendants, in one or more of a total of six lawsuits brought by or on behalf of electricity consumers in the State of California. The plaintiffs seek damages as a result of the defendants' alleged unlawful manipulation of the California wholesale electricity markets. Duke Energy North America, LLC (DENA) and DETM are among 16 defendants in a class-action lawsuit (the Gordon lawsuit) filed against generators and traders of electricity in California markets. DETM was also named as one of numerous defendants in four additional lawsuits, including two class actions (the Hendricks and Pier 23 Restaurant lawsuits), filed against generators, marketers, traders and other unnamed providers of electricity in California markets. A sixth lawsuit (the Bustamante lawsuit) was brought by the Lieutenant Governor of the State of California and a State Assemblywoman, on their own behalf as citizens and on behalf of the general public, and includes Duke Energy, some of its subsidiaries and three current or former executives of Duke Energy among other corporate and individual defendants. The Gordon and Hendricks class-action lawsuits were filed in the Superior Court of the State of California, San Diego County, in November 2000. Three other lawsuits were filed in January 2001, one in Superior Court, San Diego County, and the other two in Superior Court, County of San Francisco. The Bustamante lawsuit was filed in May 2001 in Superior Court, Los Angeles County. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and state antitrust laws. The plaintiffs seek aggregate damages of billions of dollars. The lawsuits seek the refund of alleged unlawfully obtained revenues for electricity sales and, in four lawsuits, an award of treble damages. These suits have been consolidated before a state court judge in San Diego. The plaintiffs in the six lawsuits filed a joint Master Amended Complaint on March 8, 2002, which adds additional defendants. The claims against the defendants are similar to those in the original complaints. The court has approved a schedule which calls for class certification motions to be filed by October 1, 2002 in the class action lawsuits. Trial has been scheduled for March 1, 2004. While these matters are in their earliest stages, management believes, based on its analysis of the facts and the asserted claims, that their resolution will have no material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

Duke Energy and its subsidiaries are involved in other legal and regulatory proceedings and investigations related to activities in California. These other activities were disclosed in Duke Energy's Form 10-K for the year ended December 31, 2001, and there have been no new material developments in relation to these issues.

Regulatory Matters. In November 2001, Nevada Power Company and Sierra Pacific Power Company (collectively, the Companies) filed a complaint with the Federal Energy Regulatory Commission (FERC) against DETM. The complaint requests the FERC to mitigate prices in sales contracts between Duke Energy and Nevada Power, and Duke Energy and Sierra Pacific that were entered into between December 7, 2000 and June 20, 2001. The Companies allege that the contract prices are unjust and unreasonable because they were entered into during a period that the FERC determined the California market to be dysfunctional and uncompetitive, and that the California market influenced the contract prices. In April 2002, the FERC issued an order which provides for an evidentiary hearing, establishes refund dates, and requires the parties to participate in settlement negotiations. In the order, the FERC also estimated a final decision by July 2003. While this matter is in its earliest stages, management believes, based on its analysis of facts and the asserted claims, that the resolution will have no material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

Subsequent Event. On April 17, 2002, Duke Energy completed the sale of the Anderson Water Company to the Anderson County Joint Municipal Water System and the City of Anderson. The agreements for closing are two-fold. The first part represents the sale of the water treatment facility and the related water transmission system to the traditional wholesale customers forming the Anderson County Joint Municipal Water System. The second relates to the sale of the retail water system to the City of Anderson. As a result, the City of Anderson becomes a wholesale customer participant in and a member of the joint system.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning litigation and other contingencies, see Note 7 to the Consolidated Financial Statements, "Commitments and Contingencies," and Item 3, "Legal Proceedings," included in Duke Energy's Form 10-K for December 31, 2001, which are incorporated herein by reference.

Management believes that the final disposition of these proceedings will have no material adverse effect on Duke Energy's consolidated results of operations, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of Duke Energy during the first quarter of 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number
-------

3 Articles of Amendment to Restated Articles of Incorporation of registrant.

10 $500,000,000 364-Day Credit Agreement dated as of April 18, 2002, among Duke Capital Corporation, the Banks listed therein and Bank One, NA, as Administrative Agent.

(b)  Reports on Form 8-K

          A Current Report on Form 8-K filed on January 9, 2002 contained disclosures under Item 9, Regulation FD Disclosure.

          A Current Report on Form 8-K filed on March 29, 2002 contained disclosures under Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements, Pro forma Financial Information and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DUKE ENERGY CORPORATION


May 15, 2002                                 /s/ Robert P. Brace
                                             -----------------------------------
                                             Robert P. Brace
                                             Executive Vice President and
                                             Chief Financial Officer


May 15, 2002                                 /s/ Keith G. Butler
                                             -----------------------------------
                                             Keith G. Butler
                                             Senior Vice President and
                                             Controller