Form 10-Q
period 2002-09-30
DUKE ENERGY CORP
filed 2002-11-15
CIK 30371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002	Commission File Number 1-4928

DUKE ENERGY CORPORATION
(Exact name of Registrant as Specified in its Charter)

North Carolina	56-0205520
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

526 South Church Street
Charlotte, NC 28202-1904
(Address of Principal Executive Offices)
(Zip code)

704-594-6200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, without par value, outstanding at October 31, 2002	891,592,195

DUKE ENERGY CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART II. OTHER INFORMATION

1.	Legal Proceedings	50
4.	Submission of Matters to a Vote of Security Holders	50
6.	Exhibits and Reports on Form 8-K	50
	Signatures	51

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Duke Energy’s reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words. Those statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include:

•
state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the electric and natural gas industries;

•	the outcomes of litigation and regulatory investigations, proceedings or inquiries;
•	industrial, commercial and residential growth in our service territories;
•	the weather and other natural phenomena;

i

•	the timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates;
•	general economic conditions;
•	changes in environmental and other laws and regulations to which we and our subsidiaries are subject or other external factors over which we have no control;
•	the results of financing efforts, including our ability to obtain financing on favorable terms, which can be affected by various factors, including our credit ratings and general economic conditions;
•	the level of creditworthiness of counterparties to our transactions;
•	the amount of collateral required to be posted from time to time in our transactions;
•
growth in opportunities for our business units, including the timing and success of efforts to develop domestic and international power, pipeline, gathering, processing and other infrastructure projects;

•	the performance of electric generation, pipeline and gas processing facilities;
•	the extent of success in connecting natural gas supplies to gathering and processing systems and in connecting and expanding gas and electric markets; and
•	the effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating Revenues
Sales of natural gas and petroleum products	$1,184	$975	$3,586	$6,069
Generation, transmission and distribution of electricity	2,238	2,127	5,407	5,684
Transportation and storage of natural gas	429	253	1,202	731
Trading and marketing net margin (loss)	(116)	752	67	904
Other	323	622	924	1,288

Total operating revenues	4,058	4,729	11,186	14,676

Operating Expenses
Natural gas and petroleum products purchased	944	1,029	2,827	5,240
Net interchange and purchased power	291	96	521	268
Operation and maintenance	1,095	1,189	2,804	3,027
Fuel used in electric generation	553	438	1,180	1,241
Depreciation and amortization	425	375	1,166	1,017
Property and other taxes	139	110	398	329

Total operating expenses	3,447	3,237	8,896	11,122

Operating Income	611	1,492	2,290	3,554
Other Income and Expenses	57	37	186	131
Interest Expense	316	191	769	606
Minority Interest Expense	14	62	108	267

Earnings Before Income Taxes	338	1,276	1,599	2,812
Income Taxes	108	480	513	1,043

Income Before Cumulative Effect of Change in Accounting Principle	230	796	1,086	1,769
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	—	(96)

Net Income	230	796	1,086	1,673
Preferred and Preference Stock Dividends	3	4	10	12

Earnings Available For Common Stockholders	$227	$792	1,076	$1,661

Common Stock Data
Weighted-average shares outstanding	834	775	817	765
Earnings per share (before cumulative effect of change in accounting principle)
Basic	$0.27	$1.02	$1.32	$2.30
Diluted	$0.27	$1.01	$1.31	$2.28
Earnings per share
Basic	$0.27	$1.02	$1.32	$2.17
Diluted	$0.27	$1.01	$1.31	$2.16
Dividends per share	$—	$—	$0.825	$0.825

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2002 (Unaudited)	December 31, 2001
ASSETS

Current Assets
Cash and cash equivalents	$473	$290
Receivables	5,958	5,301
Inventory	1,166	1,017
Current portion of purchased capacity costs	176	160
Unrealized gains on mark-to-market and hedging transactions	3,192	2,326
Other	572	451

Total current assets	11,537	9,545

Investments and Other Assets
Investments in affiliates	2,196	1,480
Nuclear decommissioning trust funds	683	716
Prepaid pension costs	347	313
Goodwill, net of accumulated amortization	3,942	1,730
Notes receivable	609	576
Unrealized gains on mark-to-market and hedging transactions	4,340	3,117
Other	1,292	1,299

Total investments and other assets	13,409	9,231

Property, Plant and Equipment
Cost	48,455	39,464
Less accumulated depreciation and amortization	12,124	11,049

Net property, plant and equipment	36,331	28,415

Regulatory Assets and Deferred Debits
Purchased capacity costs	22	189
Deferred debt expense	225	203
Regulatory asset related to income taxes	401	510
Other	922	282

Total regulatory assets and deferred debits	1,570	1,184

Total Assets	$62,847	$48,375

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2002 (Unaudited)	December 31, 2001
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$4,441	$4,231
Notes payable and commercial paper	2,199	1,603
Taxes accrued	1,042	443
Interest accrued	296	239
Current maturities of long-term debt and preferred stock	1,106	274
Unrealized losses on mark-to-market and hedging transactions	2,712	1,519
Other	1,639	2,118

Total current liabilities	13,435	10,427

Long-term Debt	19,579	12,321

Deferred Credits and Other Liabilities
Deferred income taxes	4,123	4,307
Minimum pension liability	772	—
Investment tax credit	179	189
Nuclear decommissioning costs externally funded	683	716
Environmental cleanup liabilities	35	85
Unrealized losses on mark-to-market and hedging transactions	3,466	2,212
Other	2,976	1,542

Total deferred credits and other liabilities	12,234	9,051

Commitments and Contingencies

Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Energy Corporation or Subsidiaries	1,408	1,407

Minority Interests in Financing Subsidiary	—	1,025

Minority Interests	1,905	1,221

Preferred and Preference Stock
Preferred and preference stock with sinking fund requirements	23	25
Preferred and preference stock without sinking fund requirements	134	209

Total preferred and preference stock	157	234

Common Stockholders' Equity
Common stock, no par, 2 billion shares authorized; 836 million and 777 million shares outstanding at September 30, 2002 and December 31, 2001, respectively	8,176	6,217
Retained earnings	6,716	6,292
Accumulated other comprehensive (loss) income	(763)	180

Total common stockholders' equity	14,129	12,689

Total Liabilities and Common Stockholders' Equity	$62,847	$48,375

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,086	$1,673
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,269	1,149
Cumulative effect of change in accounting principle	—	96
Gain on sale of subsidiaries	(27)	—
Impairments of plant, project sites and equipment	274	—
Deferred income taxes	(61)	183
Purchased capacity levelization	128	112
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	288	(211)
Receivables	698	(331)
Inventory	19	(106)
Other current assets	(148)	444
Increase (decrease) in
Accounts payable	(298)	(319)
Taxes accrued	525	802
Other current liabilities	(414)	291
Other, assets	243	345
Other, liabilities	(317)	(205)

Net cash provided by operating activities	3,265	3,923

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,750)	(4,049)
Investment expenditures	(636)	(1,066)
Acquisition of Westcoast Energy Inc., net of cash acquired	(1,690)	—
Proceeds from the sale of subsidiaries	133	—
Notes receivable	176	121
Other	(22)	339

Net cash used in investing activities	(5,789)	(4,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Long-term debt issuances	3,447	2,025
Common stock issuances and stock option exercises	265	1,382
Payments for the redemption of
Long-term debt	(749)	(1,086)
Preferred and preference stock	(75)	(20)
Net change in notes payable and commercial paper	219	(913)
Contributions from minority interests	1,931	12
Distributions to minority interests	(1,692)	(70)
Dividends paid	(697)	(651)
Other	58	48

Net cash provided by financing activities	2,707	727

Net increase (decrease) in cash and cash equivalents	183	(5)
Cash and cash equivalents at beginning of period	290	622

Cash and cash equivalents at end of period	$473	$617

Supplemental Disclosures
Cash paid for interest	$689	$635
Cash paid for income taxes	$61	$115
Acquisition of Westcoast Energy Inc.
Fair value of assets acquired	$9,503
Liabilities assumed, including debt and minority interests	8,308
Issuance of common stock	1,702
Non-cash Financing Activities
Reclassification of preferred member interest to debt	$1,025

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Income	$230	$796	$1,086	$1,673

Other comprehensive income (loss), net of tax
Cumulative effect of change in accounting principle	—	—	—	(921)
Foreign currency translation adjustments	(231)	(125)	(356)	(313)
Net unrealized (losses) gains on cash flow hedges	(243)	(14)	(62)	1,139
Reclassification into earnings	30	(290)	(56)	189
Minimum pension liability adjustment	(469)	—	(469)	—

Total other comprehensive (loss) income	(913)	(429)	(943)	94

Total Comprehensive (Loss) Income	$(683)	$367	$143	$1,767

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General

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

Natural Gas Transmission provides transportation and storage of natural gas for customers throughout the east coast and southern portion of the U.S. and in Canada. Natural Gas Transmission also provides distribution service to retail customers in Ontario and British Columbia and gas gathering and processing services to customers in British Columbia. Natural Gas Transmission does business primarily through Duke Energy Gas Transmission Corporation. Duke Energy acquired Westcoast Energy Inc. (Westcoast) on March 14, 2002 (see Note 3). Duke Energy Gas Transmission’s natural gas transmission and storage operations in the U.S. are subject to the FERC’s, the Texas Railroad Commission’s, and the New York State Public Service Commission’s rules and regulations while natural gas gathering, processing, transmission, distribution and storage operations in Canada are subject to the rules and regulations of the National Energy Board, the Ontario Energy Board and the British Columbia Utilities Commission.

Field Services gathers, processes, transports, markets and stores natural gas and produces, transports, markets and stores natural gas liquids (NGLs). It conducts operations primarily through Duke Energy Field Services, LLC, which is approximately 30% owned by ConocoPhillips. Field Services operates gathering systems in western Canada and 11 contiguous states in the U.S. Those systems serve major natural gas-producing regions in the Rocky Mountain, Permian Basin, Mid-Continent, East Texas-Austin Chalk-North Louisiana, and onshore and offshore Gulf Coast areas.

Duke Energy North America (DENA) develops, operates and manages merchant power generation facilities and engages in commodity sales and services related to natural gas and electric power. DENA conducts business throughout the U.S. and Canada through Duke Energy North America, LLC and Duke Energy Trading and Marketing, LLC (DETM). DETM is approximately 40% owned by Exxon Mobil Corporation. Prior to April 1, 2002, the DENA business segment was combined with Duke Energy Merchants Holdings, LLC (DEM) to form a segment called North American Wholesale Energy. As of June 30, 2002, management combined DEM with the Other Energy Services segment. Previous periods have been reclassified to conform to the current presentation.

International Energy develops, operates and manages natural gas transportation and power generation facilities and engages in energy trading and marketing of natural gas and electric power outside the U.S. and Canada. It conducts operations primarily through Duke Energy International, LLC and its activities target the Latin American, Asia-Pacific and European regions.

Other Energy Services is composed of diverse energy businesses, operating primarily through DEM, Duke/Fluor Daniel (D/FD) and Energy Delivery Services (EDS). DEM engages in commodity buying and selling, and risk management and financial services in the energy commodity markets other than physical natural gas and power (such as refined products, residual fuels, crude oil and coal). D/FD provides comprehensive engineering, procurement, construction, commissioning and operating plant services for fossil-fueled electric power generating facilities worldwide. It is a 50/50 partnership between Duke Energy and Fluor Enterprises, Inc., a wholly owned subsidiary of Fluor Corporation. EDS is an engineering, construction, maintenance and technical services firm specializing in electric transmission and distribution lines and substation projects. It was formed in the second quarter of 2002 from the transmission and distribution services component of Duke Engineering & Services, Inc. (DE&S). This component was excluded from the sale of DE&S on April 30, 2002. Other Energy Services also retained other portions of DE&S that were not part of the sale and the portion of DukeSolutions, Inc. (DukeSolutions) that was not sold on May 1, 2002. DE&S and DukeSolutions were included in Other Energy Services through the date of their sale. See Note 3 for additional information on the sale of DE&S and DukeSolutions.

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

2.	Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of Duke Energy and all majority-owned subsidiaries, after eliminating significant intercompany transactions and balances. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the interim Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption and the timing of maintenance on electric generating units, among other factors.

Earnings Per Common Share. Basic earnings per share is based on a weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, performance unit awards and phantom stock awards, were exercised or converted into common stock. The numerator for the calculation of both basic and diluted earnings per share is earnings available for common stockholders. The following table shows the denominator for basic and diluted earnings per share.

Denominator for Earnings per Share (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Denominator for basic earnings per share (weighted average shares outstanding)[a]	833.8	775.2	817.3	764.5
Assumed exercise of dilutive securities or other agreements to issue common stock	0.2	5.5	2.6	5.6

Denominator for diluted earnings per share	834.0	780.7	819.9	770.1

a Increase in shares due primarily to Westcoast acquisition on March 14, 2002 (See Note 3)

Options, performance unit awards and phantom stock awards to purchase 32 million shares of common stock as of September 30, 2002 and 6 million shares as of September 30, 2001, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares during the period.

Accounting for Hedges and Trading Activities. All derivatives not qualifying for the normal purchases and sales exemption under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are recorded on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. On the date that swaps, futures, forwards, option contracts or other derivatives are entered into, Duke Energy designates the derivative as either held for trading (trading instrument); as a hedge of a forecasted transaction or future cash flows (cash flow hedge); as a hedge of a recognized asset, liability or firm commitment (fair value hedge); or as a normal purchase or sale contract.

For hedge contracts, Duke Energy formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair values or cash flows of hedged items. In accordance with SFAS No. 133, a gain on the time value of options of $1 million for the three months ended and zero for the nine months ended September 30, 2002 was excluded in the assessment and measurement of hedge effectiveness.

When available, quoted market prices or prices obtained through external sources are used to verify a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical and expected correlations with quoted market prices. As of September 30, 2002, 53% of the trading contracts’ fair value was determined using market prices and other external sources and 47% was determined using pricing models.

Values are adjusted to reflect the potential impact of liquidating the positions held in an orderly manner over a reasonable time period under current conditions. Changes in market price and management estimates directly affect the estimated fair value of these contracts. Accordingly, it is possible that such estimates may change in the near term.

Trading. Prior to settlement of any energy contract held for trading purposes, a favorable or unfavorable price movement is reported as Trading and Marketing Net Margin in the Consolidated Statements of Income. An offsetting amount is recorded on the Consolidated Balance Sheets as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. When a contract to sell or buy is physically settled, the fair value entries are reversed and the gross amounts invoiced to the customer or due to the counterparty are included as Trading and Marketing Net Margin in the Consolidated Statements of Income. For financial settlement, the effect on the Consolidated Statements of Income is the same as physical transactions. For all contracts, the unrealized gain or loss on the Consolidated Balance Sheets is reversed and classified as a receivable or payable account until collected. See the “New Accounting Standards” section below for a discussion of the implications of the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” on the accounting for trading activities prospectively.

Cash Flow Hedges. Changes in the fair value of a derivative designated and qualified as a cash flow hedge are included in the Consolidated Statements of Comprehensive Income as Other Comprehensive Income (OCI) until earnings are affected by the hedged item. Settlement amounts and ineffective portions of cash flow hedges are removed from OCI and recorded in the Consolidated Statements of Income in the same accounts as the item being hedged. Duke Energy discontinues hedge accounting prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative continues to be carried on the Consolidated Balance Sheets at its fair value, with subsequent changes in its fair value recognized in current-period earnings. Gains and losses related to discontinued hedges that were previously accumulated in OCI will remain in OCI until the underlying contract is reflected in earnings, unless it is no longer probable that the hedged transaction will occur. Gains and losses that were accumulated in OCI will be immediately recognized in current-period earnings in those instances.

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

New Accounting Standards. Duke Energy adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts are subject to a fair-value-based annual impairment assessment. Duke Energy did not recognize any material impairment due to the implementation of SFAS No. 142. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate upon reassessment. No adjustments to intangibles were identified by Duke Energy at transition.

The following table shows what net income and earnings per share would have been if amortization (including any related tax effects) related to goodwill that is no longer being amortized had been excluded from prior periods.

Goodwill – Adoption of SFAS No. 142 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net Income
Reported net income	$230	$796	$1,086	$1,673
Add back: Goodwill amortization, net of tax	—	19	—	57

Adjusted net income	$230	$815	$1,086	$1,730

Basic earnings per share
Reported earnings per share	$0.27	$1.02	$1.32	$2.17
Goodwill amortization	—	0.02	—	0.07

Adjusted earnings per share	$0.27	$1.04	$1.32	$2.24

Diluted earnings per share
Reported earnings per share	$0.27	$1.01	$1.31	$2.16
Goodwill amortization	—	0.02	—	0.07

Adjusted earnings per share	$0.27	$1.03	$1.31	$2.23

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 and 2001 are as follows:

Goodwill (in millions)

	Balance December 31, 2001	Acquired Goodwill	Other	Balance September 30, 2002
Natural Gas Transmission	$481	$2,274	$—	$2,755
Field Services	571	—	(90)	481
Duke Energy North America	91	—	37	128
International Energy	427	12	(22)	417
Other Energy Services	6	—	(5)	1
Duke Ventures	—	—	6	6
Other Operations	154	—	—	154

Total consolidated	$1,730	$2,286	$(74)	$3,942

	Balance December 31, 2000	Acquired Goodwill	Other	Balance September 30, 2001
Natural Gas Transmission	$299	$—	$186	$485
Field Services	507	19	(33)	493
Duke Energy North America	73	—	(5)	68
International Energy	457	6	(57)	406
Other Energy Services	48	—	(36)	12
Other Operations	182	—	(21)	161

Total consolidated	$1,566	$25	$34	$1,625

Duke Energy adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. The new rules supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale or as a discontinued operation. Adoption of the new standard had no material adverse effect on Duke Energy’s consolidated results of operations or financial position.

In June 2002, the FASB’s EITF reached a partial consensus on Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be shown on a net basis in the Consolidated Statements of Income. Duke Energy had previously chosen to report certain of its energy trading contracts on a gross basis, as sales in operating revenues and the associated costs recorded in operating expenses, in accordance with prevailing industry practice. The amounts in the comparative interim Consolidated Statements of Income have been reclassified to conform to the 2002 presentation. The following table shows the impact of changing from gross to net presentation for energy trading activities on Duke Energy’s revenues (offsetting adjustments were made to operating expenses resulting in no impact on net income).

Revenues – Implementation of Gross vs. Net Presentation in EITF Issue No. 02-03 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Total revenues before adjustment	$23,056	$16,718	$51,275	$48,789
Adjustment	18,998	11,989	40,089	34,113

Revenues as reported	$4,058	$4,729	$11,186	$14,676

In October 2002, the EITF, as part of their further deliberations on Issue No. 02-03, rescinded the consensus reached in Issue No. 98-10. As a result, all energy trading contracts that do not meet the definition of a derivative under SFAS No. 133 will be recorded at their historical cost and reported on an accrual basis resulting in the recognition of earnings or losses at the time of contract settlement or termination. New non-derivative energy trading contracts entered into after October 25, 2002 will be accounted for under the accrual accounting basis. Non-derivative energy trading contracts on the Consolidated Balance Sheet as of January 1, 2003 that existed at October 25, 2002 will be removed with a cumulative effect adjustment.

In connection with the decision to rescind Issue No. 98-10, the EITF also reached a consensus that, effective for periods beginning after December 15, 2002, all gains and losses on all derivative instruments held for trading purposes should be shown net in the income statement as Trading and Marketing Net Margin (Loss). Gains and losses on non-derivative energy trading contracts should similarly be presented on a gross or net basis in connection with the guidance in Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Duke Energy is currently assessing the provisions of Issue No. 02-03 and the rescission of Issue No. 98-10 but has not yet determined the impact on the results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Duke Energy will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 will affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Acquisition of Westcoast Energy Inc. On March 14, 2002, Duke Energy acquired Westcoast for approximately $8 billion, including the assumption of $4.7 billion of debt. The assumed debt consists of debt of Westcoast, Union Gas Limited (a wholly owned subsidiary of Westcoast) and various project entities that are wholly owned or consolidated by Duke Energy. The interest rates on the assumed debt range from 1.8% to 15.0%, with maturity dates ranging from 2002 through 2031. Westcoast, headquartered in Vancouver, British Columbia, is a North American energy company with interests in natural gas gathering, processing, transmission, storage and distribution, as well as power generation and international energy businesses. In the transaction, a Duke Energy subsidiary acquired all of the outstanding common shares of Westcoast in exchange for approximately 49.9 million shares of Duke Energy common stock (including exchangeable shares of a Duke Energy Canadian subsidiary that are substantially equivalent to and exchangeable on a one-for-one basis for Duke Energy common stock), and approximately $1.7 billion in cash, net of cash acquired. Under prorating provisions of the acquisition agreement that ensured that approximately 50% of the total consideration was paid in cash and 50% in stock, each common share of Westcoast entitled the holder to elect to receive 43.80 in Canadian dollars, 0.7711 of a share of Duke Energy common stock or of an exchangeable share of a Duke Energy Canadian subsidiary, or a combination thereof. The cash portion of the consideration was funded with the proceeds from the issuance of $750 million in mandatory convertible securities in November 2001 along with incremental commercial paper. The commercial paper is being repaid using the proceeds from the October 2002 public offering of Duke Energy Common Stock (See Note 8). The Westcoast acquisition was accounted for using the purchase method of accounting, and goodwill totaling approximately $2.3 billion was recorded in the transaction.

The following unaudited pro forma consolidated financial results are presented as if the acquisition had taken place at the beginning of the periods presented.

Consolidated Pro Forma Results for Duke Energy, including Westcoast (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Income Statement Data
Operating revenues	$4,058	$5,155	$12,396	$16,321
Income before cumulative effect of change in accounting principle	230	815	1,123	1,926
Cumulative effect of change in accounting principle, net of tax	—	—	—	(96)
Preferred and preference stock dividends	3	4	10	12
Earnings available to common stockholders	$227	$811	$1,113	$1,818

Common Stock Data
Weighted-average shares outstanding	834	825	831	814
Earnings per share (before cumulative effect of change in accounting principle)
Basic	$0.27	$0.98	$1.34	$2.35
Diluted	$0.27	$0.97	$1.33	$2.33
Earnings per share
Basic	$0.27	$0.98	$1.34	$2.23
Diluted	$0.27	$0.97	$1.33	$2.21

Dispositions. DE&S. On April 30, 2002, Duke Energy completed the sale of portions of its DE&S business unit to Framatome ANP, Inc. (a nuclear supplier) for $74 million. Some minor assets and two components of DE&S were not part of the sale and remain components of Other Energy Services. Duke Energy established EDS in the second quarter of 2002 from the transmission and distribution services component of DE&S; EDS supplies transmission, distribution and substation services to customers. Duke Energy retained its ownership interest in DCS, the prime contractor on the U.S. Department of Energy Mixed Oxide Fuel project. Operating results in 2002 include the pre-tax gain of $22 million on the sale of DE&S, or an after-tax gain of $0.02 per basic share.

DukeSolutions. On May 1, 2002, Duke Energy completed the sale of portions of DukeSolutions to Ameresco Inc. for $6 million. The portions that were not sold remain a component of Other Energy Services. Operating results in 2002 include the pre-tax loss on the sale of DukeSolutions of $25 million, or an after-tax loss of $0.02 per basic share.

4.	Derivative Instruments, Hedging Activities and Credit Risk

Commodity Cash Flow Hedges. Some Duke Energy subsidiaries are exposed to market fluctuations in the prices of various commodities related to their ongoing power generating and natural gas gathering, processing and marketing activities. Duke Energy closely monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts to protect margins for a portion of its future sales and generation revenues. Duke Energy uses commodity instruments, such as swaps, futures, forwards and collared options, as cash flow hedges for natural gas, electricity and NGL transactions. Duke Energy is hedging exposures to the price variability of these commodities for a maximum of 15 years.

For the nine months ended September 30, 2002, the ineffective portion of commodity cash flow hedges resulted in an after-tax net loss of $19 million and this amount was not material for the nine months ended September 30, 2001. As of September 30, 2002, $193 million of after-tax deferred net gains on derivative instruments were accumulated on the Consolidated Balance Sheet in a separate component of stockholders’ equity, OCI, and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in OCI will likely change prior to its reclassification into earnings.

Commodity Fair Value Hedges. Some Duke Energy subsidiaries are exposed to changes in the fair value of some unrecognized firm commitments to sell generated power or natural gas due to market fluctuations in the underlying commodity prices. Duke Energy actively evaluates changes in the fair value of such unrecognized firm commitments due to commodity price changes and, where appropriate, uses various instruments to hedge its market risk. These commodity instruments, such as swaps, futures and forwards, serve as fair value hedges for the firm commitments associated with generated power and natural gas sales. Duke Energy is hedging exposures to the market risk of such items for a maximum of 10 years. For the three and nine months ended September 30, 2002 and 2001, the ineffective portion of commodity fair value hedges was not material.

Trading Contracts. Duke Energy provides energy supply, structured origination, trading and marketing, risk management and commercial optimization services to large energy customers, energy aggregators and other wholesale companies. These services require Duke Energy to use natural gas, electricity, NGL and transportation derivatives and contracts that expose it to a variety of market risks. Duke Energy manages its trading exposure with policies that limit its market risk and require daily reporting of potential financial exposure to management. These policies include statistical risk tolerance limits using historical price movements to calculate a daily earnings at risk measurement.

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy to risk as a result of its issuance of variable-rate debt, fixed-to-floating interest rate swaps and commercial paper. Duke Energy manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy also enters into financial derivative instruments, including, but not limited to, interest rate swaps, options, swaptions and lock agreements to manage and mitigate interest rate risk exposure. For the three and nine months ended September 30, 2002 and 2001, Duke Energy’s existing interest rate derivative instruments and related ineffectiveness were not material to its consolidated results of operations, cash flows or financial position.

Foreign Currency (Fair Value, Net Investment or Cash Flow) Hedges. Duke Energy is exposed to foreign currency risk from investments in international affiliates and businesses owned and operated in foreign countries. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be hedged through debt denominated or issued in the foreign currency. Duke Energy also uses foreign currency derivatives to manage its risk related to foreign currency fluctuations. For the three and nine months ended September 30, 2002 and 2001, the impact of Duke Energy’s foreign currency derivative instruments was not material to its consolidated results of operations, cash flows or financial position.

Credit Risk. Duke Energy’s principal customers for power and natural gas marketing services are industrial end-users, marketers and utilities located throughout the U.S., Canada, Asia Pacific, Europe and Latin America. Duke Energy has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect Duke Energy’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, Duke Energy analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Duke Energy frequently uses master collateral agreements to mitigate credit exposure. The collateral agreements provide for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreement also provides that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions.

Despite the current credit environment in the energy sector, management believes the credit risk management process described above is operating effectively. As of September 30, 2002, Duke Energy held cash or letters of credit of $726 million to secure future performance, and had deposited with counterparties $391 million of such collateral to secure its obligations to provide future services. Collateral amounts held or posted may be fixed or may vary depending on the value of the underlying contracts and cover trading, normal purchases and normal sales, and hedging contracts outstanding. Duke Energy may be required to return certain held collateral and post additional collateral should price movements adversely impact the value of open contracts or positions. In many cases, Duke Energy’s and its counterparties’ publicly disclosed credit ratings impact the amounts of additional collateral to be posted.

The change in market value of New York Mercantile Exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Financial derivatives are generally cash settled periodically throughout the contract term. However, these transactions are also generally subject to margin agreements with many of Duke Energy’s counterparties.

As of September 30, 2002, Duke Energy had a pre-tax bad debt provision of $90 million related to receivables for energy sales in California. Following the bankruptcy of Enron Corp., Duke Energy terminated substantially all contracts with Enron Corp. and its affiliated companies (collectively, Enron). As a result, in 2001 Duke Energy recorded, as a charge, a non-collateralized accounting exposure of $43 million. The $43 million non-collateralized accounting exposure was composed of charges of $24 million at Other Energy Services, $12 million at DENA, $3 million at International Energy, $3 million at Field Services and $1 million at Natural Gas Transmission. These amounts were stated on a pre-tax basis as charges against the reporting segment’s earnings in 2001.

Duke Energy’s determination of its bankruptcy claims against Enron is still under review, and its claims made in the bankruptcy case exceeded $43 million. Bankruptcy claims that exceed this amount primarily relate to termination and settlement rights under contracts and transactions with Enron that would have been recognized in future periods, and not in the historical periods covered by the financial statements to which the $43 million charge relates.

Substantially all contracts with Enron were completed or terminated prior to December 31, 2001. Duke Energy has continuing contractual relationships with certain Enron affiliates, which are not in bankruptcy. In Brazil, a power purchase agreement between a Duke Energy affiliate, Companhia de Geracao de Energia Electrica Paranapanema (Paranapanema), and Elektro Eletricidade e Servicos S/A (Elektro), a distribution company approximately 100% owned by Enron, will expire December 31, 2005. The contract was executed by Duke Energy’s predecessor in interest in Paranapanema, and obligates Paranapanema to provide energy to Elektro on an irrevocable basis for the contract period. In addition, a purchase/sale agreement expiring September 1, 2005 between a Duke Energy affiliate and Citrus Trading Corporation (Citrus), a 50/50 joint venture between Enron and El Paso Corporation, continues to be in effect. The contract requires the Duke Energy affiliate to provide natural gas to Citrus. Citrus has provided a letter of credit in favor of Duke Energy to cover its exposure.

5.    Business Segments

Duke Energy’s reportable segments offer different products and services and are managed separately as business units. Prior to April 1, 2002, the DENA business segment was combined with DEM to form a segment called North American Wholesale Energy. As of June 30, 2002, management combined DEM with the Other Energy Services segment. Previous periods have been reclassified to conform to the current presentation. Accounting policies for Duke Energy’s segments are the same as those described in Note 2. Management evaluates segment performance primarily based on earnings before interest and taxes (EBIT) after deducting minority interests. The following table shows how consolidated EBIT is calculated before deducting minority interests.

Reconciliation of Operating Income to EBIT (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Operating income	$611	$1,492	$2,290	$3,554
Plus: Other income and expenses	57	37	186	131

EBIT	$668	$1,529	$2,476	$3,685

EBIT is the primary performance measure used by management to evaluate segment performance. As an indicator of Duke Energy’s operating performance or liquidity, EBIT should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles. Duke Energy’s EBIT may not be comparable to a similarly titled measure of another company.

In the accompanying tables, EBIT includes the profit on intersegment sales at prices representative of arms’ length transactions. Capital and investment expenditures are gross of cash received from acquisitions.

Business Segment Data (in millions)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	EBIT	Depreciation and Amortization	Capital and Investment Expenditures

Three Months Ended September 30, 2002
Franchised Electric	$1,457	$3	$1,460	$585	$153	$300
Natural Gas Transmission[a]	607	54	661	287	96	235
Field Services	832	249	1,081	23	74	66
Duke Energy North America	796	(297)	499	(107)	61	237
International Energy	220	1	221	(25)	27	133
Other Energy Services	72	80	152	9	7	5
Duke Ventures	74	—	74	21	5	100
Other Operations[b]	—	(38)	(38)	(118)	2	10
Eliminations and minority interests	—	(52)	(52)	(7)	—	—

Total consolidated	$4,058	$—	$4,058	$668	$425	$1,086

Three Months Ended September 30, 2001
Franchised Electric	$1,431	$—	$1,431	$607	$147	$298
Natural Gas Transmission	238	33	271	143	35	238
Field Services	1,093	353	1,446	75	81	148
Duke Energy North America	1,457	(274)	1,183	654	29	1,104
International Energy	182	5	187	74	24	106
Other Energy Services	70	62	132	(58)	45	13
Duke Ventures	258	—	258	51	6	192
Other Operations[b]	—	(2)	(2)	(54)	8	24
Eliminations and minority interests	—	(177)	(177)	37	—	—

Total consolidated	$4,729	$—	$4,729	$1,529	$375	$2,123

a Includes effects of the Westcoast acquisition on March 14, 2002 (See Note 3).
b Other operations primarily includes certain unallocated corporate costs.

Business Segment Data (in millions)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	EBIT	Depreciation and Amortization	Capital and Investment Expenditures

Nine Months Ended September 30, 2002
Franchised Electric	$3,732	$3	$3,735	$1,359	$460	$867
Natural Gas Transmission[a]	1,699	124	1,823	867	240	2,508
Field Services	2,602	733	3,335	99	219	250
Duke Energy North America	1,933	(754)	1,179	143	129	1,758
International Energy	755	4	759	109	79	350
Other Energy Services	241	246	487	92	18	27
Duke Ventures	224	—	224	83	14	383
Other Operations[b]	—	(79)	(79)	(325)	7	10
Eliminations and minority interests	—	(277)	(277)	49	—	—

Total consolidated	$11,186	$—	$11,186	$2,476	$1,166	$6,153

Nine Months Ended September 30, 2001
Franchised Electric	$3,742	$—	$3,742	$1,428	$439	$750
Natural Gas Transmission	712	105	817	460	106	524
Field Services	5,201	1,186	6,387	282	219	455
Duke Energy North America	4,020	(1,208)	2,812	1,310	74	2,430
International Energy	552	10	562	218	72	264
Other Energy Services	56	304	360	(102)	68	60
Duke Ventures	393	—	393	94	15	555
Other Operations[b]	—	119	119	(197)	24	83
Eliminations and minority interests	—	(516)	(516)	192	—	—

Total consolidated	$14,676	$—	$14,676	$3,685	$1,017	$5,121

a Includes effects of the Westcoast acquisition on March 14, 2002 (See Note 3).
b Other operations primarily includes certain unallocated corporate costs.

Segment assets in the accompanying table are net of intercompany advances, intercompany notes receivable, intercompany current assets, intercompany derivative assets and investments in subsidiaries.

Segment Assets (in millions)

	September 30, 2002	December 31, 2001

Franchised Electric	$13,446	$12,964
Natural Gas Transmission	15,520	5,027
Field Services	6,765	7,113
Duke Energy North America	17,590	14,107
International Energy	5,424	5,115
Other Energy Services	1,205	1,139
Duke Ventures	2,188	1,926
Other Operations, net of eliminations	709	984

Total consolidated	$62,847	$48,375

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

In April 2002, Duke Energy issued $250 million of 6.60% retail bonds due in 2022. The senior unsecured bonds were insured to obtain an ‘AAA’ credit rating. Duke Energy subsequently swapped the bonds to a floating rate (based on the three-month LIBOR). The proceeds from this issuance were used for general corporate purposes. In addition, Duke Capital Corporation, through a private placement transaction, issued $100 million of floating rate (based on the one-month LIBOR plus 0.85%) senior unsecured bonds due in 2004. The proceeds from this issuance were used to repay commercial paper.

In July 2002, Texas Eastern Transmission, LP, a wholly owned subsidiary of Duke Energy, issued $300 million of 5.25% senior unsecured bonds due in 2007 and $450 million of 7.0% senior unsecured bonds due in 2032. The proceeds from these issuances were used for general corporate purposes, including the repayment of debt which matured in July 2002, and for pipeline expansion and maintenance projects.

In October 2002, Duke Energy issued $350 million of 6.45% senior unsecured notes due in 2032. A portion of the proceeds was used to pay off $250 million of private debt securities issued by Duke Energy in September 2002 (which had been issued to refinance outstanding long-term debt of $250 million). Related to the private debt securities, Duke Energy paid approximately $43 million to buy back a remarketing option, the cost of which will be amortized over the life of the senior unsecured notes. The remaining $100 million of proceeds was used in November 2002 to redeem Duke Energy’s 7.5% Series B First and Refunding Mortgage Bonds due in 2025.

In 2000, Catawba River Associates LLC (Catawba), a consolidated entity of Duke Energy, issued $1,025 million of preferred member interests to a third-party investor. The proceeds from the non-controlling investor were reflected on the Consolidated Balance Sheets as Minority Interest in Financing Subsidiary and were subsequently advanced to Duke Energy Power Generation (DEPG), a wholly owned subsidiary of Duke Energy. In September 2002, Catawba distributed the receivable from DEPG to the preferred member, which simultaneously withdrew its interest. As a result, the $1,025 million that DEPG previously owed to Catawba became an obligation to the third-party investor and therefore was reclassified on the September 30, 2002 Consolidated Balance Sheet to Long-term Debt. In October 2002, Duke Energy purchased the equity interests in the third party investor and effectively reduced the debt to $994 million. Additionally, Duke Capital Corporation financially guaranteed the $994 million in return for certain modifications to the terms of the credit agreement.

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

Under its commercial paper and extendible commercial notes (ECNs) programs, Duke Energy had the ability, subject to market conditions, to borrow up to $6,981 million as of September 30, 2002 compared with $5,358 million as of December 31, 2001. These programs do not have termination dates, but their usefulness is impacted by the existence of liquidity back stop bank credit facilities, as described below. The following table summarizes Duke Energy’s commercial paper and ECN capacity as of September 30, 2002.

(in millions)	Duke Energy	Duke Capital Corporation[a]	Duke Energy Field Services	Duke Energy International	Westcoast	Total

Commercial Paper	$1,250	$2,550[b]	$650	$271	$760	$5,481
ECNs[c]	500	1,000	—	—	—	1,500

Total	$1,750	$3,550	$650	$271	$760	$6,981

a Duke Capital Corporation provides financing and credit enhancement services for certain of its subsidiaries.
b Amount was reduced to $1,550 commensurate with the closing of Duke Energy’s public offering of common stock in October 2002.
c Although Duke Energy and Duke Capital Corporation routinely market ECNs, demand for ECNs is minimal in the current market.

The total borrowing capacity of Duke Energy’s bank credit facilities, which primarily supports the issuance of commercial paper, was $6,549 million as of September 30, 2002 compared with $4,606 million as of December 31, 2001. The issuance of commercial paper, ECNs and letters of credit along with borrowings reduces the amount available under these credit facilities. As of September 30, 2002, $3,607 million of commercial paper and ECNs, and $229 million of letters of credit and borrowings were outstanding under the bank credit facilities. The credit facilities expire from December 2002 to 2005 and are not subject to minimum cash requirements. In addition, commensurate with the closing of Duke Energy’s public offering of common stock in October 2002, the borrowing capacity of Duke Energy’s bank credit facilities was reduced by $900 million to $5,649 million. Also, in October 2002, Duke Energy secured an option to borrow up to $500 million in February 2003 for a period ending no longer than November 2003.

As of September 30, 2002, Duke Energy and its subsidiaries had effective Securities and Exchange Commission (SEC) shelf registrations for up to $3,000 million in gross proceeds from debt and other securities. Subsequent to September 30, 2002, these SEC shelf registrations have been reduced by $1,000 million for Duke Energy common stock and $350 million for senior unsecured notes, both issued in October 2002. As a result of the Westcoast acquisition, Duke Energy has access to $602 million of unused capacity under a shelf registration for issuance in the Canadian market.

Duke Energy’s debt agreements contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in acceleration of due dates of the borrowings and/or termination of the agreements. As of September 30, 2002, Duke Energy is in compliance with these covenants.

7.    Preferred and Preference Stock

In September 2002, Duke Energy redeemed all of its Auction Series A preferred stock. The total redemption price was approximately $75 million.

8.    Equity Offering

In October 2002, Duke Energy issued 54.5 million shares of common stock at $18.35 in a public offering. The proceeds from the offering were approximately $1.0 billion, before underwriting commissions and other offering expenses, and are being used to repay commercial paper previously issued to fund a portion of the consideration for the Westcoast acquisition.

9.    Commitments and Contingencies

Environmental. Air Quality Control. In June 2002, the government of North Carolina passed new clean air legislation that includes provisions that freeze electric utility rates from June 20, 2002 (the effective date of the statute) to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy, to make significant reductions in emissions of sulfur dioxide and nitrogen oxides from the state’s coal-fired power plants over the next ten years. Management estimates Duke Energy’s cost of achieving the proposed emission reductions over the next 11 years to be approximately $1.5 billion in total. Included in the legislation are provisions that allow electric utilities, including Duke Energy, to accelerate the recovery of these compliance costs by amortizing them over seven years (2003-2009). During the rate freeze period, Duke Energy is expected to recover 70% of the total estimated costs of plant improvements. In years six and seven of the recovery period, the NCUC will determine how any remaining costs will be recovered.

PCB (Polychlorinated Biphenyl) Assessment and Cleanup Programs. In March 1999, Duke Energy sold Panhandle Eastern Pipe Line Company (PEPL) and Trunkline Gas Company (Trunkline) to CMS Energy Corporation (CMS). Under the terms of the sales agreement with CMS, Duke Energy is obligated to complete the clean up of previously identified contamination resulting from the past use of PCB-containing lubricants and other discontinued practices at certain sites on the PEPL and Trunkline systems. In the third quarter of 2002, Duke Energy completed the cleanup of previously contaminated sites on the PEPL and Trunkline systems and received a No Further Action determination from the state agency overseeing the cleanup, with the exception of one site which will require continued monitoring.

Notice of Proposed Rulemaking (NOPR). NOPR on Standards of Conduct. In September 2001, the FERC issued a NOPR announcing that it is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines and electric transmitting public utilities that are currently subject to different gas or electric standards. The proposed standards would change how companies and their affiliates interact and share information by broadening the definition of “affiliate” covered by the standards of conduct. The NOPR also seeks comment on whether the standards of conduct should be broadened to include the separation of employees involved in the bundled retail electric sales function from those in the transmission function, as the current standards only require those involved in wholesale sales activities to be separated from the transmission function. Various entities filed comments on the NOPR with the FERC, including Duke Energy which filed comments in December 2001. In April 2002, the FERC Staff issued an analysis of the comments received from these entities. In several areas, the staff’s analysis reflects important changes to the NOPR. However, with regard to corporate governance, the staff’s analysis recommended adoption of an automatic imputation rule which could impact parent company oversight of subsidiaries with transmission functions (pipeline and storage functions) and transmission functions within a single company that conducts both electric transmission and marketing functions (such as Duke Power). A public conference was held in May 2002 to discuss the proposed revisions to the gas and electric standards of conduct. Duke Energy filed supplemental comments with respect to the FERC Staff’s analysis in June 2002.

NOPR on Standard Market Design (SMD). On July 31, 2002, the FERC approved a NOPR entitled Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (Standard Market Design or SMD). The FERC has proposed to modify the open access transmission tariff and implement an SMD that would apply to Regional Transmission Organizations (RTOs) and also to individual utilities that have not yet joined an RTO. The FERC proposes to require each transmission owner to give an Independent Transmission Provider (ITP) operational control over the transmission owner’s facilities. These ITPs will file SMD Tariffs for transmission and ancillary services, administer day-ahead and real-time markets, monitor and mitigate market power, perform long-term resource adequacy, and participate in transmission planning and expansion on a regional basis.

Comments on certain aspects of the NOPR are due on November 15, 2002. The FERC has delayed until January 10, 2003, comments on transmission planning and pricing, states role, resource adequacy and congestion revenue rights. In the interim, the FERC will conduct numerous technical conferences to hear public comment on these issues. The NOPR contemplates implementation of SMD by 2004, although there are indications that the FERC expects the implementation timetable to be delayed. No date for the final rule has been set. Duke Energy has completed a detailed review of the NOPR and expects to file initial comments by November 15, 2002.

NOPR on Asset Retirement Obligations. On October 30, 2002, the FERC issued a NOPR which seeks to establish a more transparent, complete and consistent reporting of liabilities associated with the retirement of long-lived assets. Among other things, the FERC proposes adding new balance sheet and income statement accounts to reflect the value of such liabilities, similar to the provisions in SFAS No. 143, “Accounting for Asset Retirement Obligations.” (See Note 2.) The changes are proposed to take effect on January 1, 2003 and apply to public utilities, natural gas firms and oil pipeline companies. Duke Energy has initiated a detailed review of the NOPR. Duke Energy is currently assessing the NOPR but has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

Litigation and Contingencies. California Matters. Duke Energy, some of its subsidiaries and three current or former executives have been named as defendants, along with numerous other corporate and individual defendants, in one or more of a total of 15 lawsuits, filed in California on behalf of purchasers of electricity in the State of California, with one suit filed on behalf of a Washington State electricity purchaser. Most of these lawsuits seek class action certification and damages, and other relief, as a result of the defendants’ alleged unlawful manipulation of the California wholesale electricity markets. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and, in some suits, in violation of state antitrust laws. Plaintiffs in these lawsuits seek aggregate damages of billions of dollars. The lawsuits seek the restitution and/or disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in some lawsuits, an award of treble damages for alleged violations of state antitrust laws.

The first six of these lawsuits were filed in late 2000 through mid-2001 and have been consolidated before a single judge in San Diego. The plaintiffs in the six lawsuits filed a joint Master Amended Complaint in March 2002, which adds additional defendants. The claims against the defendants are similar to those in the original complaints. In April 2002, some defendants, including Duke Energy, filed cross-complaints against various market participants not named as defendants in the plaintiffs’ original and amended complaints.

The other nine of these 15 suits were filed in mid-2002, eight by plaintiffs in California and one by a plaintiff in the State of Washington. Eight of these suits are being considered for consolidation with the six previously filed lawsuits; one recently was filed but has not yet been served on Duke Energy. Various motions are pending before the courts, including motions concerning the jurisdiction of the courts and motions to dismiss claims of the parties.

On November 8, 2002, Duke Energy was served with a subpoena from a federal grand jury in San Francisco, California. In general, the subpoena asks for information relating to possible manipulation of the electricity markets in California, including, among other things, data pertaining to possible agreements among electricity energy producers and traders; price reporting data; scheduling and bid information data; plant capacity and outage data; sales, revenue, profits, production and costs data; and the like. As with the other ongoing investigations related to the California electricity markets, Duke Energy is cooperating with the U.S. Attorney’s Office in connection with its investigation.

Duke Energy and its subsidiaries are involved in other legal and regulatory proceedings and investigations related to activities in California. These other activities were disclosed in Duke Energy’s Form 10-K for the year ended December 31, 2001, and there have been no new material developments in relation to these matters.

Sacramento Municipal Utility District (SMUD) and City of Burbank, California FERC Complaints. The SMUD filed complaints on July 24, 2002 and the City of Burbank, California filed complaints on August 12, 2002, with the FERC against DETM and other providers of wholesale energy requesting that the FERC mitigate alleged unjust and unreasonable prices in sales contracts entered into between DETM and the complainants in the first quarter of 2001. The complainants, alleging that DETM had the ability to exercise market power, claim that the contract prices are unjust and unreasonable because they were entered into during a period when the western markets allegedly were dysfunctional and uncompetitive. The complainants request the FERC to set “just and reasonable” contract rates and a refund effective date.

DETM has filed its answers to the complaints asserting in each answer the same arguments and defenses set forth in response to the similar claims of Nevada Power (now settled and withdrawn, see Duke Energy’s June 30, 2002 10-Q for details). On September 18, 2002 the FERC issued an order in the SMUD proceeding setting the matter for hearing and establishing a proposed effective refund date of September 22, 2002, but in the same order suspended the hearing for a time and appointed a settlement judge to convene prompt settlement proceedings among the parties. DETM has participated in the settlement proceedings. The FERC has not yet issued an order in the Burbank proceeding.

Colorado River Commission of Nevada (CRCN) /Pioneer Companies (Pioneer). The State of Nevada, through the CRCN, filed an “interpleader” complaint in federal court in Nevada on July 9, 2002, against Pioneer and 13 vendors, including DETM, who entered into power transactions with the CRCN between January 1998 and the filing date of the suit. The CRCN alleges that it purchased power on behalf of Pioneer but that Pioneer has disavowed its contractual liability to pay for certain of those power transactions. The CRCN asserts that DETM and the other vendors may have claims for the value of their contracts with the CRCN in excess of $100 million. The CRCN asks the court to assess the competing claims of the parties and distribute the assets which it seeks to deposit into the registry of the court (cash assets of approximately $35 million allegedly held for Pioneer’s behalf as well as the value of electric power delivered or to be delivered on Pioneer’s behalf) and issue other appropriate orders to resolve the claims while prohibiting the institution or prosecution of other proceedings affecting the claims at issue. DETM and certain other parties have filed motions to dismiss the complaint on various grounds. To date, payments to DETM pursuant to the pertinent contracts are current.

Trading Matters. Since April 2002, 17 shareholder class action lawsuits have been filed against Duke Energy: 13 in the United States District Court for the Southern District of New York and four in the United States District Court for the Western District of North Carolina. Two of the four North Carolina suits are based upon claims under the Employee Retirement Income and Security Act. The 13 lawsuits pending in New York have been consolidated into one action. Some of the lawsuits name as co-defendants Duke Energy executives and two investment banking firms. In addition, Duke Energy has received three shareholder’s derivative notices demanding that it commence litigation against named executives and directors of Duke Energy for alleged breaches of fiduciary duties and insider trading. Duke Energy’s response dates to the derivative demands have been extended to no earlier than first quarter 2003.

The class actions and the threatened shareholder derivative claims arise out of allegations that Duke Energy improperly engaged in trades involving simultaneous purchases and sales of power and gas at the same price (“round-trip” trading) which resulted in an alleged overstatement of revenues over a three-year period of approximately $1 billion. The plaintiffs seek recovery of an unstated amount of compensatory damages, attorneys’ fees and costs for alleged violations of securities laws. In one of the lawsuits, the plaintiffs assert a common law fraud claim and seek, in addition to compensatory damages, disgorgement and punitive damages. These matters are in their earliest stages. Duke Energy continues to evaluate these claims and intends to vigorously defend the company and its named executives.

In 2002, Duke Energy received and responded to information requests from the FERC, a request for information from the SEC, a subpoena from the Commodity Futures Trading Commission, and a grand jury subpoena issued by the U.S. Attorney’s office in Houston. All information requests and subpoenas seek documents and information related to trading activities, including so-called “round-trip” trading. Duke Energy received notice in mid-October that the SEC formalized its investigation regarding “round-trip” trading. Duke Energy is cooperating with the respective governmental agencies.

On October 25, 2002, the FERC issued a data request to the “Largest North American Gas Marketers, As Measured by 2001 Physical Sales Volumes (Bcf/d),” including DETM. In general, the data request asks for information concerning natural gas price data that was submitted by the gas marketers to entities that publish natural gas price indices. On November 8, 2002, DETM provided an initial response to the FERC in connection with the data request and indicated to the FERC that DETM’s response would be supplemented as additional relevant information is gathered.

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

Regulatory Matters.    North Carolina law requires the Secretary of Revenue to distribute to municipalities a specified portion of the tax revenue derived from electric franchise taxes paid by utilities to the state. Asserting his constitutional duty to prevent a budget deficit, however, the Governor of North Carolina issued an Executive Order in February 2001 directing the withholding of distributions to municipalities for part of the 2001-2002 fiscal year. In response, several municipalities passed ordinances to “double tax” Duke Energy’s gross receipts effective July 2002, at a rate of 3.09%. The General Assembly of North Carolina has enacted the Secure Local Revenue Act (S.L. 2002-120) with the intention of preventing the state in the future from withholding money intended for local governments such as franchise tax receipts. The law also provides that an electric utility that collects and remits the annual franchise or privilege tax to the Secretary of Revenue shall not be subject to any additional franchise or privilege tax imposed on it by any city or county. In September 2002, the Secretary of Revenue resumed the distribution of franchise tax revenues to the municipalities. In addition, since the passage of S.L. 2002-120, two municipalities have repealed their ordinances. To the extent that S.L. 2002-120 is deemed not applicable to the remaining franchise tax ordinances, and assuming that the State never makes a franchise tax revenue distribution to municipalities, and no additional municipalities repeal their ordinances, Duke Energy’s potential annual liability under the remaining franchise tax ordinances has been reduced to approximately $12 million, from the previous estimate of approximately $65 million. The previous estimate was based on an assumption that all municipalities in Duke Energy’s service territory would pass similar franchise tax ordinances and the State would make no future franchise tax revenue distributions to the municipalities. Duke Energy continues to reserve the option to litigate the issue of liability under the ordinances in State Superior Court.

In 2001, the NCUC and the PSCSC began a joint investigation, along with the Public Staff of the NCUC, regarding certain Duke Power regulatory accounting entries for 1998, including the classification of nuclear insurance distributions. As part of their investigation, the NCUC and PSCSC jointly engaged an independent firm to conduct an accounting investigation of Duke Power’s accounting records for reporting periods from 1998 through June 30, 2001. On October 22, 2002, the NCUC, the PSCSC and Duke Power announced a proposed settlement agreement in response to the accounting investigation of the regulatory accounting matters. In addition to changes primarily related to nuclear insurance distributions, the proposed agreement calls for Duke Power to record a one-time $25 million credit to its deferred fuels account for the benefit of North Carolina and South Carolina customers. Also, as part of the proposed agreement, Duke Energy would reclassify $52 million of $58 million currently in a suspense account to a nuclear insurance operation reserve account. The remaining $6 million would be credited to income, which would result in a net $19 million pre-tax charge in fourth quarter 2002. The settlement agreement was submitted for approval to the NCUC on October 28, 2002 and to the PSCSC on October 29, 2002. The NCUC unanimously approved the settlement agreement on October 30, 2002. The PSCSC has not yet voted on the proposal.

Regional Transmission.    GridSouth Transco, LLC (GridSouth) received provisional approval from the FERC in March 2001. However, in July 2001 the FERC ordered GridSouth and other utilities in the Southeast to join in 45 days of mediation to negotiate terms of a southeast RTO.

The FERC has not issued an order specifically based on those proceedings. Duke Energy, Carolina Power & Light Company and South Carolina Electric & Gas Company have withdrawn their applications to the NCUC and the PSCSC to transfer functional control of their electric transmission assets to GridSouth. Further development of the GridSouth implementation project has been suspended until the sponsors have an opportunity to further consider regulatory circumstances and initiatives such as the FERC’s SMD NOPR and the RTO cost/benefit study initiated by the Southeastern Association of Regulatory Utility Commissioners.

10.    Subsequent Events

In October 2002, Duke Energy entered into a $240 million stock purchase agreement with National Fuel Gas Company pursuant to which National Fuel will acquire Duke Energy’s Empire State Pipeline. The Empire State Pipeline, a natural gas pipeline that originates at the U.S./Canada border and extends into New York, was acquired by Duke Energy as part of the Westcoast acquisition in March 2002 (See Note 3). The transaction, which is subject to a number of conditions including certain regulatory approvals, is expected to be finalized in early 2003.

For additional subsequent events, see Notes 6, 8 and 9.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy), an integrated provider of energy and energy services, offers physical delivery and management of both electricity and natural gas throughout the U.S. and abroad. Duke Energy provides these and other services through seven business segments. See Note 1 to the Consolidated Financial Statements for descriptions of Duke Energy’s business segments.

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the three months ended September 30, 2002, earnings available for common stockholders were $227 million, or $0.27 per basic share. For the comparable 2001 period, earnings available for common stockholders were $792 million, or $1.02 per basic share. The decrease was due primarily to a 56% decrease in earnings before interest and taxes (EBIT), as described below and a $125 million increase in interest expense due primarily to the debt assumed in the acquisition of Westcoast Energy Inc. (Westcoast) in March 2002. (See Note 3 to the Consolidated Financial Statements.) Slightly offsetting the comparative decrease in EBIT was a $48 million decrease in minority interest expense, as discussed in the following sections.

For the nine months ended September 30, 2002, earnings available for common stockholders were $1,076 million, or $1.32 per basic share. For the comparable 2001 period, earnings available for common stockholders were $1,661 million, or $2.17 per basic share. The decrease was due primarily to a 33% decrease in EBIT, as described below, and a $163 million increase in interest expense. These changes were partially offset by the prior year’s one-time net-of-tax charge of $96 million, or $0.13 per basic share, related to the cumulative effect of change in accounting principle for the January 1, 2001 adoption of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Also offsetting the changes in EBIT and interest expense was a $159 million decrease in minority interest expense and a decrease in the effective tax rate, both of which are discussed in the following sections.

Operating income decreased $881 million to $611 million for the quarter and decreased $1,264 million to $2,290 million for the nine months ended September 30, 2002. EBIT decreased $861 million to $668 million for the quarter and decreased $1,209 million to $2,476 million for the nine months ended September 30, 2002. Operating income and EBIT are affected by the same fluctuations for Duke Energy and each of its business segments. The following table shows the components of EBIT and reconciles EBIT to net income.

Reconciliation of Operating Income to Net Income (in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Operating income	$611	$1,492	$2,290	$3,554
Other income and expenses	57	37	186	131

EBIT	668	1,529	2,476	3,685
Interest expense	316	191	769	606
Minority interest expense	14	62	108	267

Earnings before income taxes	338	1,276	1,599	2,812
Income taxes	108	480	513	1,043

Income before cumulative effect of change in accounting principle	230	796	1,086	1,769
Cumulative effect of change in accounting principle, net of tax	—	—	—	(96)

Net income	$230	$796	$1,086	$1,673

EBIT is the primary performance measure used by management to evaluate segment performance. As an indicator of Duke Energy’s operating performance or liquidity, EBIT should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles. Duke Energy’s EBIT may not be comparable to a similarly titled measure of another company.

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

EBIT by Business Segment (in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Franchised Electric	$585	$607	$1,359	$1,428
Natural Gas Transmission	287	143	867	460
Field Services	23	75	99	282
Duke Energy North America	(107)	654	143	1,310
International Energy	(25)	74	109	218
Other Energy Services	9	(58)	92	(102)
Duke Ventures	21	51	83	94
Other Operations	(118)	(54)	(325)	(197)
EBIT attributable to minority interests	(7)	37	49	192

Consolidated EBIT	$668	$1,529	$2,476	$3,685

Other Operations primarily includes certain unallocated corporate costs and elimination of intersegment profits. The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Franchised Electric

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions, except where noted)	2002	2001	2002	2001

Operating revenues	$1,460	$1,431	$3,735	$3,742
Operating expenses	898	840	2,434	2,367

Operating income	562	591	1,301	1,375
Other income, net of expenses	23	16	58	53

EBIT	$585	$607	$1,359	$1,428

Sales, GWh[a]	23,251	22,566	63,190	62,149

a Gigawatt-hours

Franchised Electric’s EBIT decreased $22 million for the quarter ended September 30, 2002, as compared to the same period in 2001. The decrease was due primarily to higher operating and maintenance expenses, primarily resulting from a scheduled nuclear plant outage for repairs and maintenance, and a charge of $21 million for severance costs related to work force reductions. The work force reductions will occur in the fourth quarter of 2002 and the first quarter of 2003. Earnings also decreased as a result of lower off-system market rate sales and increased purchased power expense. These decreases to EBIT were partially offset by increased residential and general service sales, due to warmer weather in the third quarter of 2002, and continued growth in the average number of customers in Franchised Electric’s service territory.

Partially offsetting the comparative decreases in EBIT for the quarter was a charge in 2001 to reclassify $33 million in mutual insurance distributions from income to a deferred credit account as required by the North Carolina Utilities Commission (NCUC), pending final outcome of a regulatory accounting investigation to determine the treatment of those distributions. Subsequent mutual insurance distributions have also been recorded in a deferred credit account as required by the NCUC. The regulatory accounting investigation has been concluded and Duke Energy has entered into a settlement agreement with the NCUC. The Public Service Commission of South Carolina (PSCSC) has not yet voted on a proposed agreement. As part of the proposed agreements Duke Energy would record a net $19 million pre-tax charge in the fourth quarter of 2002. (See Current Issues – Regulatory Matters for additional information.)

For the nine months ended September 30, 2002, EBIT for Franchised Electric decreased $69 million as compared to the same period in 2001. The decrease was due primarily to the $21 million charge for severance costs in the current year and the favorable settlement of forward power sales contracts used to manage price risk for Franchised Electric’s wholesale market-rate sales in the first quarter of 2001. Earnings also decreased as a result of lower sales in the industrial class, due to the slowing economy and decreased off-system market rate sales. These decreases in earnings were partially offset by lower operating and maintenance expenses, primarily resulting from fewer nuclear plant outages for repairs and maintenance in 2002, increased residential and general service sales, due to warmer weather, and by continued growth in the average number of customers in Franchised Electric’s service territory.

The following table shows the changes in GWh sales and average number of customers as of September 30, 2002.

Increase (decrease) over prior year	Three Months Ended	Nine Months Ended

Residential sales	8.5%	2.0%
General service sales	1.5%	1.2%
Industrial sales	3.1%	(2.9)%
Total Franchised Electric sales	3.0%	1.7%
Average number of customers	3.1%	2.7%

In June 2002, the government of North Carolina passed new clean air legislation that freezes electric utility rates from June 20, 2002 (the effective date of the statute) to December 31, 2007, subject to certain conditions, in order for North Carolina electric utilities to make significant reductions in emissions of sulfur dioxide and nitrogen oxides from the state’s coal-fired power plants. (See Current Issues – Environmental for additional information.) As part of this legislation, Duke Energy will spend over the next 11 years an estimated total of $1.5 billion to install pollution controls in its coal-fired plants. Included in the legislation are provisions that allow electric utilities, including Duke Energy, to accelerate the recovery of these compliance costs by amortizing them over seven years. While the increased amortization expense will lower Franchised Electric’s earnings beginning in 2003, the rate freeze reduces uncertainty over the next five years.

Natural Gas Transmission

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions, except where noted)	2002	2001	2002	2001

Operating revenues	$661	$271	$1,823	$817
Operating expenses	375	131	954	363

Operating income	286	140	869	454
Other income, net of expenses	10	3	19	6
Minority interest expense	9	—	21	—

EBIT	$287	$143	$867	$460

Proportional throughput, TBtu[a]	802	414	2,177	1,330

a Trillion British thermal units

For the quarter ended September 30, 2002, EBIT for Natural Gas Transmission increased $144 million, and for the nine months, EBIT increased $407 million compared to the same periods in 2001. The increase for both periods primarily resulted from earnings from the natural gas transmission and distribution assets acquired as a part of the acquisition of Westcoast in March 2002. (See Note 3 to the Consolidated Financial Statements.) Earnings from Westcoast contributed $92 million for the quarter and $264 million for the nine months ended September 30, 2002.

For the quarter ended September 30, 2002, lower pipeline operating and maintenance costs contributed $14 million to the increase in EBIT. In addition, certain environmental issues were resolved resulting in the reversal of related reserves of $11 million for the quarter and $20 million for the nine months ended September 30, 2002. Also contributing to the increases in EBIT was an $18 million gain for the quarter and a $32 million gain for nine-month period ended September 30, 2002 on the sales of a portion of Natural Gas Transmission’s limited partnership interest in Northern Border Partners, LP.

Earnings associated with market expansion projects, including the Gulfstream Natural Gas System, a 581-mile pipeline system, 50% owned by Duke Energy that went into service in May 2002, also contributed to earnings for the nine months ended September 30, 2002. These earnings included a $27 million construction fee received during the second quarter of 2002 from an affiliate related to the successful completion of the Gulfstream Natural Gas System.

Field Services

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions, except where noted)	2002	2001	2002	2001

Operating revenues	$1,081	$1,446	$3,335	$6,387
Operating expenses	1,051	1,330	3,208	5,960

Operating income	30	116	127	427
Other income (loss), net of expenses	1	(5)	1	(5)
Minority interest expense	8	36	29	140

EBIT	$23	$75	$99	$282

Natural gas gathered and processed/transported, TBtu/da	8.4	8.8	8.4	8.5
Natural gas liquid (NGL) production, MBbl/d [b]	395.1	412.8	392.0	396.9
Natural gas marketed, TBtu/d	1.6	1.6	1.6	1.6
Average natural gas price per MMBtu [c]	$3.18	$2.88	$2.97	$4.88
Average NGL price per gallon [d]	$0.39	$0.39	$0.36	$0.49

a Trillion British thermal units per day
b Thousand barrels per day
c Million British thermal units
d Does not reflect results of commodity hedges

Field Services’ EBIT decreased $52 million for the quarter ended September 30, 2002 compared to the same period in 2001. The decrease was due primarily to higher operating, maintenance and administrative costs, an increase in its provision for gas imbalances with customers and suppliers, and other charges related to its ongoing internal review and reconciliations of balance sheet accounts.

EBIT for Field Services decreased $183 million for the nine months ended September 30, 2002 compared to 2001, due primarily to increases in operating and maintenance costs and decreases in commodity prices. The decrease in commodity prices was driven by decreases in average NGL prices of $0.13 per gallon for the nine months, partially offset by a decrease in the average natural gas prices of $1.91 per MMBtu for the nine months.

During the nine months ended September 30, 2002, Field Services also recorded as part of its internal review of balance sheet accounts approximately $46 million of charges in the following five categories: operating expense accruals; gas inventory adjustments; gas imbalances; joint venture and investment account reconciliation; and other balance sheet accounts. Approximately $31 million of these charges are corrections of errors from prior years which are immaterial to Duke Energy’s reported results. This review of balance sheet accounts is substantially complete.

Duke Energy North America

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions, except where noted)	2002	2001	2002	2001

Operating revenues	$499	$1,183	$1,179	$2,812
Operating expenses	634	528	1,054	1,467

Operating (loss) income	(135)	655	125	1,345
Other (loss) income, net of expenses	—	(5)	3	(1)
Minority interest (benefit) expense	(28)	(4)	(15)	34

EBIT	$(107)	$654	$143	$1,310

Natural gas marketed, TBtu/d	16.3	12.4	17.5	12.4
Electricity marketed and traded, GWh	195,782	88,397	395,616	198,950
Proportional megawatt capacity in operation			14,211	6,799

For the quarter ended September 30, 2002, DENA’s EBIT decreased $761 million and for the nine months, it decreased $1,167 million, as compared to the same periods in 2001. Significant increases in the proportional megawatt capacity of generation assets in operation and increases in the marketing and trading of electricity and natural gas marketed volumes were more than offset by decreased trading and origination margins. DENA’s results reflect the negative impacts of a prolonged economic weakness, low commodity prices, continued low volatility levels (measures of the fluctuation in the prices of energy commodities or products), reduced spark spreads (the difference between the value of electricity and the value of the gas required to generate electricity), and decreased market liquidity. Last year’s results were primarily driven by relatively high spark spread and higher volatility levels, especially in the western U.S. The quarter and nine months of 2001 also included net gains from the sale of interests in generating facilities as a result of DENA executing its portfolio management strategy.

The decrease in EBIT for both periods was also due to certain charges recorded in the third quarter of 2002. These charges related to current market conditions and strategic actions including provisions for the termination of certain turbines on order and write-down of other uninstalled turbines of $121 million, the write-off of site development costs primarily in California of $31 million, demobilization costs related to the deferral of three merchant power projects of $12 million, partial impairment of a merchant plant of $31 million and severance costs associated with the reduction in work force of $12 million. DENA estimates additional demobilization charges of approximately $25 million in the fourth quarter of 2002 related to the deferral of three plants in the western U.S.

Partially offsetting the decreases for both periods were lower variable compensation costs primarily related to the trading activities. Results for 2002 also include a decrease of $8 million for the quarter and an increase of $76 million for the nine months in the fair value of the mark-to-market portfolio as a result of applying improved and standardized valuation modeling techniques for all North American regions.

As a result of Duke Energy’s findings in the course of its investigation related to the Securities and Exchange Commission’s (SEC) inquiry on electricity trades involving simultaneous purchases and sales of power at the same price (“round trip” trades), DENA recorded adjustments which reduced its EBIT by $17 million during the second quarter of 2002. An additional $2 million charge was recorded in other Duke Energy business segments related to these findings. Duke Energy completed its analysis of such round trip trades in the third quarter. As a result of this analysis, DENA recorded additional adjustments totaling $6 million which increased EBIT during the third quarter of 2002. (See Current Issues- Litigation and Contingencies, Trading Matters for additional information.)

For the current year quarter, increased losses at Duke Energy Trading and Marketing, LLC (DETM) resulted in an increased minority interest benefit of $25 million. When compared to the prior year, minority interest expense for the nine months decreased $49 million due to current year losses at DETM and changes in the ownership percentage of DENA’s waste-to-energy plants.

In June 2002, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be shown on a net basis in the Consolidated Statements of Income. Comparative financial statements for prior periods have been reclassified to reflect presentation on a net basis. (See Note 2 to the Consolidated Financial Statements.)

In October 2002, the EITF, as part of their further deliberations on Issue No. 02-03, rescinded the consensus reached in Issue No. 98-10. As a result, all energy trading contracts that do not meet the definition of a derivative under SFAS No. 133 will be recorded at historical cost and reported on an accrual basis resulting in the recognition of earnings or losses at the time of contract settlement or termination. New non-derivative energy trading contracts entered into after October 25, 2002 will be accounted for under the accrual accounting basis. Non-derivative energy trading contracts on the Consolidated Balance Sheet as of January 1, 2003 will be removed with a cumulative effect adjustment.

In connection with the decision to rescind Issue No. 98-10, the EITF also reached a consensus that, effective for periods beginning after December 15, 2002, all gains and losses on all derivative instruments held for trading purposes should be shown net in the income statement as Trading and Marketing Net Margin (Loss). Gains and losses on non-derivative energy trading contracts should similarly be presented on a gross or net basis in connection with the guidance in Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Duke Energy is currently assessing the provisions of Issue No. 02-03 and the rescission of Issue No. 98-10 but has not yet determined the impact on Duke Energy’s results of operations or financial position.

International Energy

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions, except where noted)	2002	2001	2002	2001

Operating revenues	$221	$187	$759	$562
Operating expenses	265	123	679	359

Operating (loss) income	(44)	64	80	203
Other income, net of expenses	24	15	45	33
Minority interest expense	5	5	16	18

EBIT	$(25)	$74	$109	$218

Sales, GWh[a]	5,637	4,845	15,583	13,882
Natural gas marketed, TBtu/d	5.8	3.2	4.2	2.7
Electricity marketed and traded, GWh	20,871	3,234	62,743	6,625
Proportional megawatt capacity in operation			4,825	4,370
Proportional maximum pipeline capacity in operation, MMcf/db			363	255

a GWh sold by the operating assets to consumers, industrial users, etc.
b Million cubic feet per day

International Energy’s EBIT decreased $99 million for the quarter and $109 million for the nine months ended September 30, 2002 compared to the same periods in 2001. The decreases were due primarily to $91 million in charges recorded in the third quarter 2002 as a result of the write-off of site-development costs and the write-down of uninstalled turbines, primarily related to planned energy plants in Brazil. Both periods were also affected by decreased earnings from the European operations, which were affected by lower trading margins and liquidity.

Partially offsetting these decreases were increased earnings from the Latin American and Asia Pacific operations, which included additions to International Energy’s portfolio of assets from Duke Energy’s acquisition of Westcoast. Earnings from Latin American operations also had comparative increases in EBIT due to the effects of the prior year’s reduced power consumption in Brazil (due to the government mandatory energy rationing caused by a period of severe drought). These comparative increases were partially offset by the negative impact of foreign currency devaluation on the earnings of the Latin American operations in 2002.

The increases in International Energy’s operating revenues and expenses for 2002 are due primarily to its increased trading and marketing activities in Europe.

Other Energy Services

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2002	2001	2002	2001

Operating revenues	$152	$132	$487	$360
Operating expenses	143	189	412	466

Operating income (loss)	9	(57)	75	(106)
Other (loss) income, net of expenses	—	(1)	17	4

EBIT	$9	$(58)	$92	$(102)

For the quarter ended September 30, 2002, EBIT for Other Energy Services increased $67 million and for the nine months, it increased $194 million, compared to the same periods in 2001. The increases for both periods were due primarily to increased earnings at Duke/Fluor Daniel (D/FD), as a result of D/FD completing a number of energy plants. Most of the plants were constructed for DENA and therefore the related intercompany profit has been eliminated within the Other Operations segment.

Increased earnings at DEM also contributed to the quarter and the nine months ended September 30, 2002, due primarily to a prior year Agrifos reserve for bankruptcy of $48 million for the quarter and $105 million for the nine months. DEM’s earnings for the nine-month period also increased due to a current year gain of $15 million on the sale of DEM’s remaining interest in Canadian 88.

On April 30, 2002, Duke Energy completed the sale of Duke Engineering & Services, Inc. to Framatome ANP, Inc. and, on May 1, 2002, Duke Energy completed the sale of DukeSolutions, Inc. to Ameresco, Inc. (See Note 3 to the Consolidated Financial Statements). The combined result of these sales was a net loss of $3 million for the nine months. Prior year’s quarter and year-to-date results were negatively impacted by approximately $29 million of charges at Duke Engineering & Services, Inc. for goodwill impairment.

Duke Ventures

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2002	2001	2002	2001

Operating revenues	$74	$258	$224	$393
Operating expenses	55	207	144	299

Operating income	19	51	80	94
Other income	1	—	1	—
Minority interest benefit	(1)	—	(2)	—

EBIT	$21	$51	$83	$94

EBIT for Duke Ventures decreased $30 million for the quarter and $11 million for the nine months ended September 30, 2002 compared to the same periods in 2001, primarily resulting from decreased earnings at Crescent Resources, LLC, due primarily to decreased commercial project sales and rents. Partially offsetting the decrease for the nine-month period was a gain of approximately $30 million on the sale of Duke Energy’s remaining water operations during the second quarter of 2002.

Other Operations

For the quarter ended September 30, 2002, Other Operations’ EBIT decreased $64 million and for the nine months, it decreased $128 million, compared to the same periods in 2001. The decreases are due primarily to increased intercompany profits between Duke Energy’s segments which are eliminated within the Other Operations segment. These intercompany profits are primarily a result of earnings at D/FD for energy plants it has under construction or completed for DENA, and profits on gas contracts between DENA and Natural Gas Transmission.

Other Impacts on Earnings Available for Common Stockholders

For the quarter ended September 30, 2002, interest expense increased $125 million and for the nine months ended September 30, 2002, interest expense increased $163 million compared to the same periods in 2001. The increases are due primarily to higher debt balances resulting from debt assumed in, and issued with respect to, the acquisition of Westcoast.

Minority interest expense decreased $48 million for the quarter and $159 million for the nine months ended September 30, 2002 compared to the same periods in 2001. Minority interest expense includes expense related to regular distributions on preferred securities of Duke Energy and its subsidiaries. This expense decreased $5 million for the quarter and $22 million for the nine months ended September 30, 2002 due primarily to lower distributions related to Catawba River Associates, LLC (Catawba). Catawba is a fully consolidated financing entity formed by Duke Energy in September 2000 and is managed by a Duke Energy subsidiary. In September 2002, the holder of preferred member interest in Catawba exercised its right to require redemption of the preferred member interests. As a result, Duke Energy made a non-cash transfer to reclassify the minority interest associated with Catawba from Minority Interest in Financing Subsidiary to Long-term Debt on the Consolidated Balance Sheets. (See Financing Cash Flows for additional information.)

Minority interest expense as shown and discussed in the preceding business segment EBIT sections includes only minority interest expense related to EBIT of Duke Energy’s joint ventures. It does not include minority interest expense related to interest and taxes of the joint ventures. Total minority interest expense related to the joint ventures (including the portion related to interest and taxes) decreased $43 million for the quarter and decreased $137 million for the nine month period. For the quarter, the change was driven by decreased income at DETM, DENA’s joint venture with Exxon Mobil Corporation, and decreased income from Duke Energy Field Services (DEFS), Duke Energy’s joint venture with ConocoPhillips. For the nine months, the change was driven primarily by decreased income from DEFS, changes in the ownership percentage of DENA’s waste-to-energy plants and decreased earnings at DETM.

Lower pretax earnings, a benefit from a change in the tax law and favorable foreign taxes due to the acquisition of regulated Westcoast entities resulted in an effective tax rate of 32% for the quarter ended September 30, 2002, compared to 38% for the same period in 2001. Lower pretax earnings, a benefit from a change in the tax law, a state tax settlement finalized during the first quarter of 2002, and favorable foreign taxes due to the acquisition of regulated Westcoast entities, resulted in an effective tax rate of 32% for the nine-month period ended September 30, 2002, compared to 37% for the same period in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operations decreased by $658 million to $3,265 million for the nine months ended September 30, 2002 from $3,923 million for the same period in 2001. The reduction in 2002 operating cash flow compared to 2001 was primarily related to a decrease in cash earnings (see Results of Operations for further discussion) and changes in working capital for the comparable periods.

Investing Cash Flows

Net cash used in investing activities increased $1,134 million for the nine months ended September 30, 2002 when compared to the same period in 2001, primarily due to the acquisition of Westcoast for $1,690 million in cash, net of cash acquired (see Note 3 to the Consolidated Financial Statements). This was partially offset by a decrease in capital and investment expenditures of $729 million from 2001 to 2002. The decrease in capital and investment expenditures reflects significant decreases in current year expansion and development expenditures (especially related to DENA’s generating facilities) and higher acquisitions of minor businesses and assets in 2001.

Capital spending for 2002 is expected to be less than $6,200 million, excluding the acquisition of Westcoast. For 2003, Duke Energy estimates capital spending to be approximately $3,500 million.

Financing Cash Flows

Duke Energy’s consolidated capital structure as of September 30, 2002, including short-term debt, was 56% debt, 35% common equity, 5% minority interests, 3% trust preferred securities and 1% preferred stock. Fixed charges coverage, calculated using the SEC guidelines, was 2.3 times for the nine months ended September 30, 2002 and 4.1 times for the nine months ended September 30, 2001. The decrease in the fixed charges coverage is attributed primarily to decreased pretax income.

Duke Energy’s cash requirements are expected to be funded largely by cash from operations, including the sale of assets. In addition, Duke Energy expects to access the capital markets as needed. Ability to access the capital markets is dependent upon market opportunities presented. Management believes Duke Energy has adequate financial flexibility and resources to meet its future needs.

In August 2002, Standard & Poor’s downgraded its long term ratings for Duke Energy, Duke Capital Corporation and its subsidiaries with the exception of DEFS one ratings level, changing its outlook to Stable and leaving commercial paper ratings unchanged. Standard & Poor’s actions were based principally on a reassessment of the company’s consolidated creditworthiness and Standard & Poor’s perceived increase in risk of energy trading and merchant generation activities.

In September 2002, Moody’s Investors Service placed the long term and short term ratings of Duke Energy, and the long term ratings of Duke Capital Corporation and its subsidiaries, with the exception of DEFS and the Maritimes & Northeast Pipeline companies, which are a component of Natural Gas Transmission, on review for potential downgrade. This action followed management’s recent decision to reduce the earnings outlook for the remainder of 2002 and 2003. A resolution to Moody’s action is expected during the fourth quarter of 2002.

In October 2002, Fitch Ratings downgraded its ratings for Duke Energy and Duke Capital Corporation one ratings level due primarily to the credit impacts from Duke Energy’s reduced earnings outlook for the remainder of 2002 and 2003. Fitch Ratings concluded its ratings action leaving Duke Energy and its subsidiaries, with the exception of DEFS, on Negative Outlook due to the on-going uncertainty surrounding the merchant power industry and investigations by the Federal Energy Regulatory Commission (FERC) and the SEC.

Duke Energy’s credit ratings are dependent on, among other things, earnings for 2002 and the outlook for 2003. Management believes that Duke Energy’s earnings for 2003 could be below ongoing earnings for 2002 without an improvement in market conditions. If, as a result of market conditions or other factors affecting Duke Energy’s business, the company is unable to achieve its earnings outlook or management lowers Duke Energy’s earnings outlook, Duke Energy’s ratings could be adversely affected.

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

In April 2002, Duke Energy issued $250 million of 6.60% retail bonds due in 2022. The senior unsecured bonds were insured to obtain an ‘AAA’ credit rating. Duke Energy subsequently swapped the bonds to a floating rate (based on the three-month LIBOR). The proceeds from this issuance were used for general corporate purposes. In addition, Duke Capital Corporation, through a private placement transaction, issued $100 million of floating rate (based on the one-month LIBOR plus 0.85%) senior unsecured bonds due in 2004. The proceeds from this issuance were used to repay commercial paper.

In July 2002, Texas Eastern Transmission, LP, a wholly owned subsidiary of Duke Energy, issued $300 million of 5.25% senior unsecured bonds due in 2007 and $450 million of 7.0% senior unsecured bonds due in 2032. The proceeds from these issuances were used for general corporate purposes, including the repayment of debt which matured in July 2002, and for pipeline expansion and maintenance projects.

In September 2002, Duke Energy redeemed all of its Auction Series A preferred stock. The total redemption price was approximately $75 million.

In October 2002, Duke Energy issued $350 million of 6.45% senior unsecured notes due in 2032. A portion of the proceeds was used to pay off $250 million of private debt securities issued by Duke Energy in September 2002 (which had been issued to refinance outstanding long-term debt of $250 million). Related to the private debt securities, Duke Energy paid approximately $43 million to buy back a remarketing option, which will be amortized over the life of the senior unsecured notes. The remaining $100 million of proceeds was used in November 2002 to redeem Duke Energy’s 7.5% Series B First and Refunding Mortgage Bonds due in 2025.

In 2000, Catawba River Associates LLC (Catawba), a consolidated entity of Duke Energy, issued $1,025 million of preferred member interests to a third-party investor. The proceeds from the non-controlling investor were reflected on the Consolidated Balance Sheets as Minority Interest in Financing Subsidiary and were subsequently advanced to Duke Energy Power Generation (DEPG), a wholly owned subsidiary of Duke Energy. In September 2002, Catawba distributed the receivable from DEPG to the preferred member, which simultaneously withdrew its interest. As a result, the $1,025 million that DEPG previously owed to Catawba became an obligation to the third-party investor and therefore was reclassified on the September 30, 2002 Consolidated Balance Sheet to Long-term Debt. In October 2002, Duke Energy purchased the equity interests in the third party investor and effectively reduced the debt to $994 million. Additionally, Duke Capital Corporation financially guaranteed the $994 million in return for certain modifications to the terms of the credit agreement.

On March 14, 2002, Duke Energy acquired Westcoast for approximately $8 billion, including the assumption of $4.7 billion of debt. The assumed debt consists of debt of Westcoast, Union Gas Limited (a wholly-owned subsidiary of Westcoast) and various project entities that are wholly owned or consolidated by Duke Energy. The interest rates on the assumed debt range from 1.8% to 15.0%, with maturity dates ranging from 2002 through 2031. In addition to the debt assumed, Westcoast and Union Gas Limited have operating credit facilities of 600 million Canadian dollars each. Borrowings under each of these facilities are subject to and dependent upon the senior unsecured ratings of Westcoast (currently rated A (low) for Dominion Bond Rating Service (DBRS) and A for Standard & Poor’s) and Union Gas Limited (currently rated A for DBRS and A for Standard & Poor’s). For the Westcoast credit facility, no material adverse change can be declared if Westcoast maintains a rating of BBB (low) or greater at DBRS or a BBB– or greater at Standard & Poor’s. For Union Gas Limited’s facility, no material adverse change can be declared if Union Gas Limited maintains a rating of BBB or greater by either DBRS or Standard & Poor’s. For both facilities, any outstanding debt would not become due and payable as a result of a change in ratings.

Westcoast, headquartered in Vancouver, British Columbia, is a North American energy company with interests in natural gas gathering, processing, transmission, storage and distribution, as well as power generation and international energy businesses. In the transaction, a Duke Energy subsidiary acquired all of the outstanding common shares of Westcoast in exchange for approximately 49.9 million shares of Duke

Energy common stock (including exchangeable shares of a Duke Energy Canadian subsidiary that are substantially equivalent to and exchangeable on a one-for-one basis for Duke Energy common stock), and approximately $1.7 billion in cash, net of cash acquired. Under prorating provisions of the acquisition agreement that ensured that approximately 50% of the total consideration was paid in cash and 50% in stock, each common share of Westcoast entitled the holder to elect to receive 43.80 in Canadian dollars, 0.7711 of a share of Duke Energy common stock or of an exchangeable share of a Duke Energy Canadian subsidiary, or a combination thereof. The cash portion of the consideration was funded with the proceeds from the issuance of $750 million in mandatory convertible securities in November 2001 along with incremental commercial paper. The commercial paper is being repaid using the proceeds from a public offering of 54.5 million shares of common stock at $18.35. The shares from the public offering were issued in October 2002 and the proceeds were approximately $1.0 billion before underwriting commissions and other offering expenses. The Westcoast acquisition was accounted for using the purchase method of accounting, and goodwill totaling approximately $2.3 billion was recorded in the transaction.

Under its commercial paper and extendible commercial notes (ECNs) programs, Duke Energy had the ability, subject to market conditions, to borrow up to $6,981 million as of September 30, 2002 compared with $5,358 million as of December 31, 2001. These programs do not have termination dates, but their usefulness is impacted by the existence of liquidity back stop bank credit facilities, as described below. The following table summarizes Duke Energy’s commercial paper and ECN capacity as of September 30, 2002.

(in millions)	Duke Energy	Duke Capital Corporation[a]		Duke Energy Field Services	Duke Energy International	Westcoast	Total

Commercial Paper	$1,250	$2,550	[b]	$650	$271	$760	$5,481
ECNs[c]	500	1,000		—	—	—	1,500

Total	$1,750	$3,550		$650	$271	$760	$6,981

[a]	Duke Capital Corporation provides financing and credit enhancement services for certain of its subsidiaries.
[b]	Amount was reduced to $1,550 commensurate with the closing of Duke Energy’s public offering of common stock in October 2002.
[c]	Although Duke Energy and Duke Capital Corporation routinely market ECNs, demand for ECNs is minimal in the current market.

The total borrowing capacity of Duke Energy’s bank credit facilities, which primarily supports the issuance of commercial paper, was $6,549 million as of September 30, 2002 compared with $4,606 million as of December 31, 2001. The issuance of commercial paper, ECNs and letters of credit along with borrowings reduces the amount available under these credit facilities. As of September 30, 2002, $3,607 million of commercial paper and ECNs, and $229 million of letters of credit and borrowings were outstanding under the bank credit facilities. The credit facilities expire from December 2002 to 2005 and are not subject to minimum cash requirements. In addition, commensurate with the closing of Duke Energy’s public offering of common stock in October 2002, the borrowing capacity of Duke Energy’s bank credit facilities was reduced by $900 million to $5,649 million. Also, in October 2002, Duke Energy secured an option to borrow up to $500 million in February 2003 for a period ending no longer than November 2003.

As of September 30, 2002, Duke Energy and its subsidiaries had effective SEC shelf registrations for up to $3,000 million in gross proceeds from debt and other securities. Subsequent to September 30, 2002, these SEC shelf registrations have been reduced by $1,000 million for Duke Energy common stock and $350 million for senior unsecured notes, both issued in October 2002. As a result of the Westcoast acquisition, Duke Energy has access to $602 million of unused capacity under a shelf registration for issuance in the Canadian market.

CURRENT ISSUES

Environmental.    Air Quality Control.    In June 2002, the government of North Carolina passed new clean air legislation that includes provisions that freeze electric utility rates from June 20, 2002 (the effective date of the statute) to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy, to make significant reductions in emissions of sulfur dioxide and nitrogen oxides from the state’s coal-fired power plants over the next ten years. Management estimates Duke Energy’s cost of achieving the proposed emission reductions over the next 11 years to be approximately $1.5 billion in total. Included in the legislation are provisions that allow electric utilities, including Duke Energy, to accelerate the recovery of these compliance costs by amortizing them over seven years (2003-2009). During the rate freeze period, Duke Energy is expected to recover 70% of the total estimated costs of plant improvements. In years six and seven of the recovery period, the NCUC will determine how any remaining costs will be recovered.

PCB (Polychlorinated Biphenyl) Assessment and Cleanup Programs.    In March 1999, Duke Energy sold Panhandle Eastern Pipe Line Company (PEPL) and Trunkline Gas Company (Trunkline) to CMS Energy Corporation (CMS). Under the terms of the sales agreement with CMS, Duke Energy is obligated to complete the clean up of previously identified contamination resulting from the past use of PCB-containing lubricants and other discontinued practices at certain sites on the PEPL and Trunkline systems. In the third quarter of 2002, Duke Energy completed the cleanup of previously contaminated sites on the PEPL and Trunkline systems and received a No Further Action determination from the state agency overseeing the cleanup, with the exception of one site which will require continued monitoring.

Notice of Proposed Rulemaking (NOPR).    NOPR on Standards of Conduct.    In September 2001, the FERC issued a NOPR announcing that it is considering new regulations regarding standards of conduct that would apply uniformly to natural gas pipelines and electric transmitting public utilities that are currently subject to different gas or electric standards. The proposed standards would change how companies and their affiliates interact and share information by broadening the definition of “affiliate” covered by the standards of conduct. The NOPR also seeks comment on whether the standards of conduct should be broadened to include the separation of employees involved in the bundled retail electric sales function from those in the transmission function, as the current standards only require those involved in wholesale sales activities to be separated from the transmission function. Various entities filed comments on the NOPR with the FERC, including Duke Energy which filed comments in December 2001. In April 2002, the FERC Staff issued an analysis of the comments received from these entities. In several areas, the staff’s analysis reflects important changes to the NOPR. However, with regard to corporate governance, the staff’s analysis recommended adoption of an automatic imputation rule which could impact parent company oversight of subsidiaries with transmission functions (pipeline and storage functions) and transmission functions within a single company that conducts both electric transmission and marketing functions (such as Duke Power). A public conference was held in May 2002 to discuss the proposed revisions to the gas and electric standards of conduct. Duke Energy filed supplemental comments with respect to the FERC Staff’s analysis in June 2002.

NOPR on Standard Market Design (SMD).    On July 31, 2002, the FERC approved a NOPR entitled Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (Standard Market Design or SMD). The FERC has proposed to modify the open access transmission tariff and implement an SMD that would apply to Regional Transmission Organizations (RTOs) and also to individual utilities that have not yet joined an RTO. The FERC proposes to require each transmission owner to give an Independent Transmission Provider (ITP) operational control over the transmission owner’s facilities. These ITPs will file SMD Tariffs for transmission and ancillary services, administer day-ahead and real-time markets, monitor and mitigate market power, perform long-term resource adequacy, and participate in transmission planning and expansion on a regional basis.

Comments on certain aspects of the NOPR are due on November 15, 2002. The FERC has delayed until January 10, 2003, comments on transmission planning and pricing, states role, resource adequacy and congestion revenue rights. In the interim, The FERC will conduct numerous technical conferences to hear public comment on these issues. The NOPR contemplates implementation of SMD by 2004, although there are indications that the FERC expects the implementation timetable to be delayed. No date for the final rule has been set. Duke Energy has completed a detailed review of the NOPR and expects to file initial comments by November 15, 2002.

NOPR on Asset Retirement Obligations.    On October 30, 2002, the FERC issued a NOPR which seeks to establish a more transparent, complete and consistent reporting of liabilities associated with the retirement of long-lived assets. Among other things, the FERC proposes adding new balance sheet and income statement accounts to reflect the value of such liabilities, similar to the provisions in SFAS No. 143, “Accounting for Asset Retirement Obligations.” (See New Accounting Standards in this section.) The changes are proposed to take effect on January 1, 2003 and apply to public utilities, natural gas firms and oil pipeline companies. Duke Energy has initiated a detailed review of the NOPR. Duke Energy is currently assessing the NOPR but has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

Litigation and Contingencies.    California Matters.    Duke Energy, some of its subsidiaries and three current or former executives have been named as defendants, along with numerous other corporate and individual defendants, in one or more of a total of 15 lawsuits, filed in California on behalf of purchasers of electricity in the State of California, with one suit filed on behalf of a Washington State electricity purchaser. Most of these lawsuits seek class action certification and damages, and other relief, as a result of the defendants’ alleged unlawful manipulation of the California wholesale electricity markets. These lawsuits generally allege that the defendants manipulated the wholesale electricity markets in violation of state laws against unfair and unlawful business practices and, in some suits, in violation of state antitrust laws. Plaintiffs in these lawsuits seek aggregate damages of billions of dollars. The lawsuits seek the restitution and/or disgorgement of alleged unlawfully obtained revenues for sales of electricity and, in some lawsuits, an award of treble damages for alleged violations of state antitrust laws.

The first six of these lawsuits were filed in late 2000 through mid-2001 and have been consolidated before a single judge in San Diego. The plaintiffs in the six lawsuits filed a joint Master Amended Complaint in March 2002, which adds additional defendants. The claims against the defendants are similar to those in the original complaints. In April 2002, some defendants, including Duke Energy, filed cross-complaints against various market participants not named as defendants in the plaintiffs’ original and amended complaints.

The other nine of these 15 suits were filed in mid-2002, eight by plaintiffs in California and one by a plaintiff in the State of Washington. Eight of these suits are being considered for consolidation with the six previously filed lawsuits; one recently was filed but has not yet been served on Duke Energy. Various motions are pending before the courts, including motions concerning the jurisdiction of the courts and motions to dismiss claims of the parties.

On November 8, 2002, Duke Energy was served with a subpoena from a federal grand jury in San Francisco, California. In general, the subpoena asks for information relating to possible manipulation of the electricity markets in California, including, among other things, data pertaining to possible agreements among electricity energy producers and traders; price reporting data; scheduling and bid information data; plant capacity and outage data; sales, revenue, profits, production and costs data; and the like. As with the other ongoing investigations related to the California electricity markets, Duke Energy is cooperating with the U.S. Attorney’s Office in connection with its investigation.

Duke Energy and its subsidiaries are involved in other legal and regulatory proceedings and investigations related to activities in California. These other activities were disclosed in Duke Energy’s Form 10-K for the year ended December 31, 2001, and there have been no new material developments in relation to these matters.

Sacramento Municipal Utility District (SMUD) and City of Burbank, California FERC Complaints.    The SMUD filed complaints on July 24, 2002 and the City of Burbank, California filed complaints on August 12, 2002, with the FERC against DETM and other providers of wholesale energy requesting that the FERC mitigate alleged unjust and unreasonable prices in sales contracts entered into between DETM and the complainants in the first quarter of 2001. The complainants, alleging that DETM had the ability to exercise market power, claim that the contract prices are unjust and unreasonable because they were entered into during a period when the western markets allegedly were dysfunctional and uncompetitive. The complainants request the FERC to set “just and reasonable” contract rates and a refund effective date.

DETM has filed its answers to the complaints asserting in each answer the same arguments and defenses set forth in response to the similar claims of Nevada Power (now settled and withdrawn, see Duke Energy’s June 30, 2002 10-Q for details). On September 18, 2002 the FERC issued an order in the SMUD proceeding setting the matter for hearing and establishing a proposed effective refund date of September 22, 2002, but in the same order suspended the hearing for a time and appointed a settlement judge to convene prompt settlement proceedings among the parties. DETM has participated in the settlement proceedings. The FERC has not yet issued an order in the Burbank proceeding.

Colorado River Commission of Nevada (CRCN) /Pioneer Companies (Pioneer).    The State of Nevada, through the CRCN, filed an “interpleader” complaint in federal court in Nevada on July 9, 2002, against Pioneer and 13 vendors, including DETM, who entered into power transactions with the CRCN between January 1998 and the filing date of the suit. The CRCN alleges that it purchased power on behalf of Pioneer but that Pioneer has disavowed its contractual liability to pay for certain of those power transactions. The CRCN asserts that DETM and the other vendors may have claims for the value of their contracts with the CRCN in excess of $100 million. The CRCN asks the court to assess the competing claims of the parties and distribute the assets which it seeks to deposit into the registry of the court (cash assets of approximately $35 million allegedly held for Pioneer’s behalf as well as the value of electric power delivered or to be delivered on Pioneer’s behalf) and issue other appropriate orders to resolve the claims while prohibiting the institution or prosecution of other proceedings affecting the claims at issue. DETM and certain other parties have filed motions to dismiss the complaint on various grounds. To date, payments to DETM pursuant to the pertinent contracts are current.

Trading Matters.    Since April 2002, 17 shareholder class action lawsuits have been filed against Duke Energy: 13 in the United States District Court for the Southern District of New York and four in the United States District Court for the Western District of North Carolina. Two of the four North Carolina suits are based upon claims under the Employee Retirement Income and Security Act. The 13 lawsuits pending in New York have been consolidated into one action. Some of the lawsuits name as co-defendants Duke Energy executives and two investment banking firms. In addition, Duke Energy has received three shareholder’s derivative notices demanding that it commence litigation against named executives and directors of Duke Energy for alleged breaches of fiduciary duties and insider trading. Duke Energy’s response dates to the derivative demands have been extended to no earlier than first quarter 2003.

The class actions and the threatened shareholder derivative claims arise out of allegations that Duke Energy improperly engaged in the so-called “round-trip” trades which resulted in an alleged overstatement of revenues over a three-year period of approximately $1 billion. The plaintiffs seek recovery of an unstated amount of compensatory damages, attorneys’ fees and costs for alleged violations of securities laws. In one of the lawsuits, the plaintiffs assert a common law fraud claim and seek, in addition to compensatory damages, disgorgement and punitive damages. These matters are in their earliest stages. Duke Energy continues to evaluate these claims and intends to vigorously defend the company and its named executives.

In 2002, Duke Energy received and responded to information requests from the FERC, a request for information from the SEC, a subpoena from the Commodity Futures Trading Commission, and a grand jury subpoena issued by the U.S. Attorney’s office in Houston. All information requests and subpoenas seek documents and information related to trading activities, including so-called “round-trip” trading. Duke Energy received notice in mid-October that the SEC formalized its investigation regarding “round-trip” trading. Duke Energy is cooperating with the respective governmental agencies.

On October 25, 2002, the FERC issued a data request to the “Largest North American Gas Marketers, As Measured by 2001 Physical Sales Volumes (Bcf/d),” including DETM. In general, the data request asks for information concerning natural gas price data that was submitted by the gas marketers to entities that publish natural gas price indices. On November 8, 2002, DETM provided an initial response to the FERC in connection with the data request and indicated to the FERC that DETM’s response would be supplemented as additional relevant information is gathered.

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

Regulatory Matters.    North Carolina law requires the Secretary of Revenue to distribute to municipalities a specified portion of the tax revenue derived from electric franchise taxes paid by utilities to the state. Asserting his constitutional duty to prevent a budget deficit, however, the Governor of North Carolina issued an Executive Order in February 2001 directing the withholding of distributions to municipalities for part of the 2001-2002 fiscal year. In response, several municipalities passed ordinances to “double tax” Duke Energy’s gross receipts effective July 2002, at a rate of 3.09%. The General Assembly of North Carolina has enacted the Secure Local Revenue Act (S.L. 2002-120) with the intention of preventing the state in the future from withholding money intended for local governments such as franchise tax receipts. The law also provides that an electric utility that collects and remits the annual franchise or privilege tax to the Secretary of Revenue shall not be subject to any additional franchise or privilege tax imposed on it by any city or county. In September 2002, the Secretary of Revenue resumed the distribution of franchise tax revenues to the municipalities. In addition, since the passage of S.L. 2002-120, two municipalities have repealed their ordinances. To the extent that S.L. 2002-120 is deemed not applicable to the remaining franchise tax ordinances, and assuming that the State never makes a franchise tax revenue distribution to municipalities, and no additional municipalities repeal their ordinances, Duke Energy’s potential annual liability under the remaining franchise tax ordinances has been reduced to approximately $12 million, from the previous estimate of approximately $65 million. The previous estimate was based on an assumption that all municipalities in Duke Energy’s service territory would pass similar franchise tax ordinances and the State would make no future franchise tax revenue distributions to the municipalities. Duke Energy continues to reserve the option to litigate the issue of liability under the ordinances in State Superior Court.

In 2001, the NCUC and the PSCSC began a joint investigation, along with the Public Staff of the NCUC, regarding certain Duke Power regulatory accounting entries for 1998, including the classification of nuclear insurance distributions. As part of their investigation, the NCUC and the PSCSC jointly engaged an independent firm to conduct an accounting investigation of Duke Power’s accounting records for reporting periods from 1998 through June 30, 2001. On October 22, 2002, the NCUC, the PSCSC and Duke Power announced a proposed settlement agreement in response to the accounting investigation of the regulatory accounting matters. In addition to changes primarily related to nuclear insurance distributions, the proposed agreement calls for Duke Power to record a one-time $25 million credit to its deferred fuels account for the benefit of North Carolina and South Carolina customers. Also, as part of the proposed agreement, Duke Energy would reclassify $52 million of $58 million currently in a suspense account to a nuclear insurance operation reserve account. The remaining $6 million would be credited to income, which would result in a net $19 million pre-tax charge in fourth quarter 2002. The settlement agreement was submitted for approval to the NCUC on October 28, 2002 and to the PSCSC on October 29, 2002. The NCUC unanimously approved the settlement agreement on October 30, 2002. The PSCSC has not yet voted on the proposal.

Regional Transmission.    GridSouth Transco, LLC (GridSouth) received provisional approval from the FERC in March 2001. However, in July 2001 the FERC ordered GridSouth and other utilities in the Southeast to join in 45 days of mediation to negotiate terms of a southeast RTO. The FERC has not issued an order specifically based on those proceedings. Duke Energy, Carolina Power & Light Company and South Carolina Electric & Gas Company have withdrawn their applications to the NCUC and the PSCSC to transfer functional control of their electric transmission assets to GridSouth. Further development of the GridSouth implementation project has been suspended until the sponsors have an opportunity to further consider regulatory circumstances and initiatives such as the FERC’s SMD NOPR and the RTO cost/benefit study initiated by the Southeastern Association of Regulatory Utility Commissioners.

New Accounting Standards.    In June 2002, the FASB’s EITF reached a partial consensus on Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (including those to be physically settled) must be shown on a net basis in the Consolidated Statements of Income. Duke Energy had previously chosen to report certain of its energy trading contracts on a gross basis, as sales in operating revenues and the associated costs recorded in operating expenses, in accordance with prevailing industry practice. The amounts in the comparative interim Consolidated Statements of Income have been reclassified to conform to the 2002 presentation. The following table shows the impact of changing from gross to net presentation for energy trading activities on Duke Energy’s revenues.

Revenues – Implementation of Gross vs. Net Presentation in EITF Issue No. 02-03 (in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Total revenues before adjustment	$23,056	$16,718	$51,275	$48,789
Adjustment	18,998	11,989	40,089	34,113

Revenues as reported	$4,058	$4,729	$11,186	$14,676

In October 2002, the EITF, as part of their further deliberations on Issue No. 02-03, rescinded the consensus reached in Issue No. 98-10. As a result, all energy trading contracts that do not meet the definition of a derivative under SFAS No. 133 will be recorded at their historical cost and reported on an accrual basis resulting in the recognition of earnings or losses at the time of contract settlement or termination. New non-derivative energy trading contracts entered into after October 25, 2002 will be accounted for under the accrual accounting basis. Non-derivative energy trading contracts on the Consolidated Balance Sheet as of January 1, 2003 that existed at October 25, 2002 will be removed with a cumulative effect adjustment.

In connection with the decision to rescind Issue No. 98-10, the EITF also reached a consensus that, effective for periods beginning after December 15, 2002, all gains and losses on all derivative instruments held for trading purposes should be shown net in the income statement as Trading and Marketing Net Margin (Loss). Gains and losses on non-derivative energy trading contracts should similarly be presented on a gross or net basis in connection with the guidance in Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Duke Energy is currently assessing the provisions of Issue No. 02-03 and the rescission of Issue No. 98-10 but has not yet determined the impact on the results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Duke Energy will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 will affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Subsequent Events.

In October 2002, Duke Energy entered into a $240 million stock purchase agreement with National Fuel Gas Company pursuant to which National Fuel will acquire Duke Energy’s Empire State Pipeline. The Empire State Pipeline, a natural gas pipeline that originates at the U.S./Canada border and extends into New York, was acquired by Duke Energy as part of the Westcoast acquisition in March 2002. The transaction, which is subject to a number of conditions including certain regulatory approvals, is expected to be finalized in early 2003.

For additional subsequent events, see Liquidity and Capital Resources – Financing Cash Flows, and Current Issues – Litigation and Contingencies, and Regulatory Matters.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

RISK AND ACCOUNTING POLICIES

Duke Energy is exposed to market risks associated with commodity prices, credit exposure, interest rates, equity prices and foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy’s Policy Committee is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Policy Committee is composed of senior executives who receive periodic updates from the Chief Risk Officer (CRO) on market risk positions, corporate exposures, credit exposures and overall risk management activities. The CRO is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits.

Mark-to-Market Accounting (MTM accounting).    Under the MTM accounting method, an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is recognized in earnings during the current period. This accounting method has been used by other industries for many years, and in 1998 the EITF issued guidance that required MTM accounting for energy trading contracts. MTM accounting reports contracts at their “fair value,” (the value a willing third party would pay for the particular contract at the time a valuation is made). Recently issued accounting standards will be significantly changing MTM accounting, see Note 2 to the Consolidated Financial Statements for additional information.

When available, quoted market prices are used to record a contract’s fair value. However, market values for energy trading contracts may not be readily determinable because the duration of the contracts exceeds the liquid activity in a particular market. If no active trading market exists for a commodity or for a contract’s duration, holders of these contracts must calculate fair value using pricing models or pricing based on contracts with similar terms and risks. This is validated by an internal group independent of Duke Energy’s trading area. Holders of thinly traded securities or investments (mutual funds, for example) use similar techniques to price such holdings. Commodity prices, correlation and volatility are the significant factors used in the computation of fair values. Duke Energy validates its internally developed fair values by comparing locations/durations that are highly correlated, using market intelligence and mathematical extrapolation techniques. Changes in Duke Energy’s pricing methodologies or the underlying assumptions could result in significantly different fair values, income recognition and realization in future periods.

Hedge Accounting.    Hedging typically refers to the mechanism that Duke Energy uses to mitigate the impact of volatility associated with price fluctuations. Hedge accounting treatment is used when Duke Energy contracts to buy or sell a commodity such as natural gas or electricity at a fixed price for future delivery corresponding with anticipated physical sales or purchases of natural gas and power (cash flow hedge). In addition, hedge accounting treatment is used when Duke Energy holds firm commitments or asset positions, and enters into transactions that “hedge” the risk that the price of natural gas or power may change between the contract’s inception and the physical delivery date of the commodity ultimately affecting the underlying value of the firm commitment or position (fair value hedge). The majority of Duke Energy’s hedging transactions are used to protect the value of future cash flows related to its physical assets. To the extent the hedge is effective, Duke Energy recognizes in earnings the value of the contract when the commodity is purchased or sold, or the hedged transaction occurs or settles.

Normal Purchases and Normal Sales, Special Exemption.    A unique characteristic of the electric power industry is that electricity cannot be readily stored in significant quantities. As a result, some of the contracts to buy and sell electricity allow the buyer some flexibility in determining when to take electricity and in what quantity to match fluctuating demand. These contracts would normally meet the definition of a derivative requiring MTM or hedge accounting. However, because electricity cannot be readily stored in significant quantities and an entity engaged in selling electricity is obligated to maintain sufficient capacity to meet the electricity needs of its customer base, some electricity contracts with optionality features may qualify for the normal purchases and sales exemption described in Paragraph 10 of SFAS No. 133 and Derivative Implementation Group (DIG) Issue No. C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity.” Therefore, contracts that Duke Energy holds for the sale of power in future periods that meet the criteria in DIG Issue No. C15 have been designated as “normal purchases, normal sales” contracts, and are exempted from recognition in the Consolidated Financial Statements until power is delivered. Duke Energy tracks these contracts separately in its hedge portfolio, but no value for these contracts is included in the Consolidated Financial Statements until power is actually delivered.

NORTH AMERICAN MERCHANT GENERATION

Duke Energy’s wholesale energy portfolio in North America includes the merchant generation facilities and trading contracts held for power, natural gas, crude oil and petroleum products. The merchant generation facilities portion of the wholesale energy portfolio is anticipated to be realized in future periods as the generation facilities are dispatched. This future value includes hedge contracts and contracts designated as normal purchases and normal sales. Only the contracts designated and effective as qualifying hedges are reflected on Duke Energy’s Consolidated Balance Sheets at fair value. Changes in the fair value of qualifying hedging contracts do not affect current-period earnings. Normal purchases and normal sales contracts are not subject to accounting recognition until contract performance occurs.

The remaining portion of the total estimated value of the wholesale energy portfolio is attributed to the current value of trading contracts. These contracts are subject to MTM accounting and changes in the contract fair value are recorded as part of current-period earnings. Recently issued accounting standards significantly change MTM accounting, see Note 2 to the Consolidated Financial Statements for additional information.

The following table shows when the expected discounted gross margin of Duke Energy’s North American merchant generation facilities portion of the portfolio will be realized in future periods. The estimate is derived from the current forward market prices of fuels and power, less variable plant operating expenses through September 30, 2011 only and not for the life of the asset portfolio. It includes the value associated with hedge transactions and contracts designated as normal purchases and normal sales. It also includes the incremental margin attributed to managing and valuing the facilities as options. It does not include the value of any mark-to-market trading positions. Fixed plant operating costs, overhead, depreciation, taxes, reserves and future capital expenditures are also excluded, and the value presented is not intended to reflect fair market value of the portfolio.

North American Merchant Generation Portfolio Value as of September 30, 2002 (in millions)
Maturity in 2002	Maturity in 2003	Maturity in 2004	Maturity in 2005 and Thereafter	Total Portfolio Value

$163	$561	$528	$4,088	$5,340

The total portfolio value at June 30, 2002 was approximately $6 billion. The decrease from June 30, 2002 to September 30, 2002 primarily resulted from updates due to changing market conditions and as a result of the deferral of three power plants under construction.

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

Trading.    The risk in the trading portfolio is measured and monitored on a daily basis using a Value-at-Risk model to determine the potential one-day favorable or unfavorable Daily Earnings at Risk (DER) as described below. DER is monitored daily in comparison to established thresholds. Other measures are also used to limit and monitor risk in the trading portfolio (which includes all trading contracts not designated as hedge positions) on monthly and annual bases. These measures include limits on the nominal size of positions and periodic loss limits.

DER computations are based on historical simulation, which uses price movements over a specified period (generally ranging from seven to 14 days). The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for natural gas, electricity and other energy-related products. DER computations use several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. Duke Energy’s DER amounts for instruments held for trading purposes are shown in the following table.

Daily Earnings at Risk (in millions)
	Estimated Average One-Day Impact on EBIT for three months ended September 30, 2002[a]	Estimated Average One-Day Impact on EBIT for three months ended September 30, 2001[a]	High One-Day Impact on EBIT for three months ended September 30, 2002[a]	Low One-Day Impact on EBIT for three months ended September 30, 2002[a]

Calculated DER	$12	$16	$16	$8

a Amount does not include the impact of Westcoast’s trading activity.

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

Duke Energy’s exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. The following table illustrates the movements in the fair value of Duke Energy’s trading instruments during the three months ended September 30, 2002.

Changes in Fair Value of Trading Contracts (in millions)
Fair value of contracts outstanding at the beginning of the quarter	$1,195
Contracts realized or otherwise settled during the period	(174)
Fair value of contracts when entered into during the period	13
Net premiums received for new option contracts during the period	(30)
Changes in fair value amounts attributable to changes in valuation techniques[a]	(8)
Other changes in fair values	(265)

Fair value of contracts outstanding at the end of the quarter	$731

a Amount represents change of the fair value of the mark-to-market portfolio as a result of applying improved valuation modeling techniques. During the quarter ended September 30, 2002, Duke Energy refined its definition of a change in valuation technique to exclude changes in methodologies used to estimate market inputs which are not readily observable. Changes in such methodologies are included in other changes in fair values.

The unrealized net loss recognized in operating income was $161 million for the quarter and $126 million for the nine months ended September 30, 2002. The fair value of these contracts is expected to be realized in future periods, as detailed in the following table. The amount of cash ultimately realized for these contracts will differ from the amounts shown in the following table due to factors such as market volatility, counterparty default and other unforeseen events that could impact the amount and/or realization of these values.

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

The following table shows the fair value of Duke Energy’s trading portfolio as of September 30, 2002.

Fair Value of Trading Contracts as of September 30, 2002 (in millions)
Sources of Fair Value	Maturity in 2002	Maturity in 2003	Maturity in 2004	Maturity in 2005 and Thereafter	Total Fair Value

Prices supported by quoted market prices and other external sources	$92	$115	$117	$66	$390
Prices based on models and other valuation methods	31	18	(7)	299	341

Total	$123	$133	$110	$365	$731

The “prices supported by quoted market prices and other external sources” category includes Duke Energy’s New York Mercantile Exchange (NYMEX) futures positions in natural gas and crude oil. The NYMEX has currently quoted prices for the next 32 months. In addition, this category includes Duke Energy’s forward positions and options in natural gas and power and natural gas basis swaps at points for which over-the-counter (OTC) broker quotes are available. On average, OTC quotes for natural gas and power forwards and swaps extend 22 and 32 months into the future, respectively. OTC quotes for natural gas and power options extend 12 months into the future, on average. Duke Energy values these positions against internally developed forward market price curves that are constantly validated and recalibrated against OTC broker quotes. This category also includes “strip” transactions whose prices are obtained from external sources and then modeled to daily or monthly prices as appropriate.

The “prices based on models and other valuation methods” category includes (i) the value of options not quoted by an exchange or OTC broker, (ii) the value of transactions for which an internally developed price curve was constructed as a result of the long dated nature of the transaction or the illiquidity of the market point, and (iii) the value of structured transactions. It is important to understand that in certain instances structured transactions can be decomposed and modeled by Duke Energy as simple forwards and options based on prices actively quoted. Although the valuation of the simple structures might not be different from the valuation of contracts in other categories, the effective model price for any given period is a combination of prices from two or more different instruments and therefore have been included in this category due to the complex nature of these transactions.

Duke Energy’s trading portfolio valuation adjustments for liquidity, credit and cost of service are reflected in the above amounts.

Hedging Strategies.    Some Duke Energy subsidiaries are exposed to market fluctuations in the prices of energy commodities related to their power generating and natural gas gathering, processing and marketing activities. Duke Energy closely monitors the risks associated with these commodity price changes on its future operations and, where appropriate, uses various commodity instruments such as electricity, natural gas, crude oil and NGL contracts to hedge the value of its assets and operations from such price risks. In accordance with SFAS No. 133, Duke Energy’s primary use of energy commodity derivatives is to hedge the output and production of assets it physically owns. Contract terms are up to 15 years. These contracts are designated and qualify as effective hedge positions of future cash flows, or fair values of assets owned by Duke Energy to the extent that the hedge relationships are effective, their market value change impacts are not recognized in current earnings. The unrealized gains or losses on these contracts are deferred in Other Comprehensive Income (OCI) for cash flow hedges and included in Other Current or Noncurrent Assets or Liabilities on the Consolidated Balance Sheets for fair value hedges of firm commitments, in accordance with SFAS No. 133. Amounts deferred in OCI are realized in earnings concurrently with the transaction being hedged. (See Notes 2 and 4 to the Consolidated Financial Statements.) However, in instances where the hedging contract no longer qualifies for hedge accounting, amounts included in OCI through the date of de-designation remain in OCI until the underlying transaction actually occurs. The derivative contract (if continued as an open position) will be marked to market currently through earnings.

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

The fair value of Duke Energy’s qualifying hedge positions at a point in time is not necessarily indicative of the value realized when such contracts settle.

Fair Value of Hedge Position Contracts as of September 30, 2002 (in millions)[a]
Maturity in 2002	Maturity in 2003	Maturity in 2004	Maturity in 2005 and Thereafter	Total Contract Value

$74	$145	$135	$276	$630

a Includes foreign currency and interest rate hedges that net to approximately a $13 million gain

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

CREDIT RISK

Duke Energy’s principal customers for power and natural gas marketing services are industrial end-users, marketers and utilities located throughout the U.S., Canada, Asia Pacific, Europe and Latin America. Duke Energy has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers throughout these regions. These concentrations of customers may affect Duke Energy’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, Duke Energy analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Duke Energy frequently uses master collateral agreements to mitigate credit exposure. The collateral agreement provides for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with the corporate credit policy. The collateral agreement also provides that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions.

Despite the current credit environment in the energy sector, management believes that the credit risk management process described above is operating effectively. As of September 30, 2002, Duke Energy held cash or letters of credit of $726 million to secure such future performance, and had deposited with counterparties $391 million of such collateral to secure its obligations to provide such future services. Collateral amounts held or posted may be fixed or may vary depending on the value of the underlying contracts and cover trading, normal purchases and normal sales, and hedging contracts outstanding. Duke Energy may be required to return certain held collateral and post additional collateral should price movements adversely impact the value of open contracts or positions. In many cases, Duke Energy’s and its counterparties’ publicly disclosed credit ratings impact the amounts of additional collateral to be posted.

The change in market value of NYMEX-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Financial derivatives are generally cash settled periodically throughout the contract term. However, these transactions are also generally subject to margin agreements with many of Duke Energy’s counterparties.

As of September 30, 2002, Duke Energy had a pre-tax bad debt provision of $90 million related to receivables for energy sales in California. Following the bankruptcy of Enron Corp., Duke Energy terminated substantially all contracts with Enron Corp. and its affiliated companies (collectively, Enron). As a result, in 2001 Duke Energy recorded, as a charge, a non-collateralized accounting exposure of $43 million. The $43 million non-collateralized accounting exposure was composed of charges of $24 million at Other Energy Services, $12 million at DENA, $3 million at International Energy, $3 million at Field Services and $1 million at Natural Gas Transmission. These amounts were stated on a pre-tax basis as charges against the reporting segment’s earnings in 2001.

Duke Energy’s determination of its bankruptcy claims against Enron is still under review, and its claims made in the bankruptcy case exceeded $43 million. Bankruptcy claims that exceed this amount primarily relate to termination and settlement rights under contracts and transactions with Enron that would have been recognized in future periods, and not in the historical periods covered by the financial statements to which the $43 million charge relates.

Substantially all contracts with Enron were completed or terminated prior to December 31, 2001. Duke Energy has continuing contractual relationships with certain Enron affiliates, which are not in bankruptcy. In Brazil, a power purchase agreement between a Duke Energy affiliate, Companhia de Geracao de Energia Electrica Paranapanema (Paranapanema), and Elektro Eletricidade e Servicos S/A (Elektro), a distribution company approximately 100% owned by Enron, will expire December 31, 2005. The contract was executed by Duke Energy’s predecessor in interest in Paranapanema, and obligates Paranapanema to provide energy to Elektro on an irrevocable basis for the contract period. In addition, a purchase/sale agreement expiring September 1, 2005 between a Duke Energy affiliate and Citrus Trading Corporation (Citrus), a 50/50 joint venture between Enron and El Paso Corporation, continues to be in effect. The contract requires the Duke Energy affiliate to provide natural gas to Citrus. Citrus has provided a letter of credit in favor of Duke Energy to cover its exposure.

INTEREST RATE RISK

Duke Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, fixed-to-floating interest rate swaps and commercial paper. Duke Energy manages its interest rate exposure by limiting its variable-rate and fixed-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy also enters into financial derivative instruments, including, but not limited to, interest rate swaps, options, swaptions and lock agreements to manage and mitigate interest rate risk exposure. (See Notes 2, 4, and 6 to the Consolidated Financial Statements.)

EQUITY PRICE RISK

Duke Energy maintains trust funds, as required by the Nuclear Regulatory Commission (NRC), to fund certain costs of nuclear decommissioning. As of December 31, 2001 and 2000, these funds were invested primarily in domestic and international equity securities, fixed-rate, fixed-income securities and cash and cash equivalents. Duke Energy has an agreement with the NRC that these funds will only be used for activities relating to nuclear decommissioning. Because the accounting for nuclear decommissioning recognizes that costs are recovered through Franchised Electric’s rates, fluctuations in equity prices or interest rates do not affect consolidated results of operations or cash flows.

Duke Energy’s costs of providing non-contributory defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of Duke Energy’s defined benefit retirement plan assets has been affected by declines in the equity market since the third quarter of 2000. As a result, at September 30, 2002, Duke Energy’s pension plan obligation exceeded the value of the plan assets by $439 million and it was therefore required to recognize a minimum liability as prescribed by SFAS No. 87 “Employers’ Accounting for Pensions” and SFAS No. 132 “Employers’ Disclosures about Pensions and Postretirement Benefits” of approximately $772 million. The $772 pension liability was a combination of the $439 million excess obligation and a $333 million in pre-paid pension assets. The liability was recorded as a reduction to OCI, net of income taxes, and did not affect net income for 2002. Pension cost and cash funding requirements could increase in future years without a substantial recovery in the equity markets. When the fair value of the plan assets exceeds the accumulated benefit obligations on the measurement date, the recorded liability will be reduced and OCI will be restored in the Consolidated Balance Sheets.

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

Item 4.    Controls and Procedures

Duke Energy’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of Duke Energy’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14 during October and November 2002. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this quarterly report. Duke Energy’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in Duke Energy’s reports under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

In 2001, DEFS, along with its external auditors, identified certain deficiencies in the design and operation of its internal control procedures that were reportable control weaknesses. These control weaknesses related to balance sheet reconciliations, including supervisory review of such reconciliations, gas imbalances, joint venture accounting, employee benefit accruals and revenue related issues. In addition, there were identified weaknesses reported in the areas of risk management procedures, accounts receivable, revenue accrual and natural gas liquid accounting. Throughout 2002, DEFS implemented internal control enhancements in each of the areas described above. These enhancements included improved systems and processes, implementation of accounting policies related to gas imbalances and other enhancements related to joint venture accounting, risk management procedures, and revenue and natural gas liquids accounting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Duke Energy Corporation’s subsidiary, Duke Energy Field Services (DEFS) received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality (LDEQ) in the spring of 2001 enabling DEFS to discharge certain wastewater streams from its Minden Gas Processing Plant until the LDEQ issued a new discharge permit. The Compliance Order authorized certain discharges, and otherwise addressed various historic and recent deviations from Clean Water Act regulatory requirements, including the lapse of the facility’s discharge permit. The LDEQ issued a new discharge permit in the spring of 2002 and DEFS completed operational improvements in the fall of 2002 that resulted in the cessation of remaining point source discharges. In August 2002, a penalty assessment was issued by the LDEQ in the amount of $155,383. DEFS paid the penalty and has notified the LDEQ that all items in the Compliance Order have been completed.

For additional information concerning litigation and other contingencies, see Note 9 to the Consolidated Financial Statements, “Commitments and Contingencies;” and Item 3, “Legal Proceedings,” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies,” included in Duke Energy’s Form 10-K for December 31, 2001, which are incorporated herein by reference.

Management believes that the final disposition of these proceedings will have no material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the security holders of Duke Energy during the third quarter of 2002.

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

(b)    Reports on Form 8-K

A Current Report on Form 8-K filed on August 14, 2002 contained disclosures under Item 9, Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE ENERGY CORPORATION

November 14, 2002	/s/ Robert P. Brace Robert P. Brace Executive Vice President and Chief Financial Officer

November 14, 2002	/s/ Keith G. Butler Keith G. Butler Senior Vice President and Controller

CERTIFICATIONS

I, Robert P. Brace certify that:

1. I have reviewed this quarterly report on Form 10-Q of Duke Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Robert P. Brace

Robert P. Brace
Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Richard B. Priory certify that:

1. I have reviewed this quarterly report on Form 10-Q of Duke Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Richard B. Priory

Richard B. Priory
Chairman of the Board, President and Chief Executive Officer