Form 10-Q
period 2003-06-30
DUKE ENERGY CORP
filed 2003-08-14
CIK 30371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, without par value, outstanding at July 31, 2003    904,403,825

DUKE ENERGY CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

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

i

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating Revenues
Sales of natural gas and petroleum products	$2,980	$1,421	$7,065	$2,402
Generation, transmission and distribution of electricity	1,492	1,582	3,234	3,169
Transportation and storage of natural gas	415	447	832	773
Other	381	167	442	581

Total operating revenues	5,268	3,617	11,573	6,925

Operating Expenses
Natural gas and petroleum products purchased	2,642	989	6,174	1,883
Fuel used in electric generation	261	312	698	627
Net interchange and purchased power	118	122	243	230
Operation and maintenance	963	823	1,681	1,660
Depreciation and amortization	454	397	903	741
Property and other taxes	134	132	275	259

Total operating expenses	4,572	2,775	9,974	5,400

Gains on Sales of Other Assets, net	18	61	8	46

Operating Income	714	903	1,607	1,571

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	16	100	50	109
Gain on sale of equity investments	219	—	233	14
Other income and expenses, net	71	54	104	133

Total other income and expenses	306	154	387	256
Interest Expense	341	274	681	472
Minority Interest Expense	60	62	112	94

Earnings Before Income Taxes	619	721	1,201	1,261
Income Taxes	195	247	390	405

Income Before Cumulative Effect of Change in Accounting Principles	424	474	811	856
Cumulative Effect of Change in Accounting Principles, net of tax and minority interest	—	—	(162)	—

Net Income	424	474	649	856

Dividends and Premiums on Redemptions of Preferred and Preference Stock	7	4	10	7

Earnings Available For Common Stockholders	$417	$470	$639	$849

Common Stock Data
Weighted-average shares outstanding	902	831	899	809
Earnings per share (before cumulative effect of change in accounting principles)
Basic	$0.46	$0.57	$0.89	$1.05
Diluted	$0.46	$0.56	$0.89	$1.04
Earnings per share
Basic	$0.46	$0.57	$0.71	$1.05
Diluted	$0.46	$0.56	$0.71	$1.04
Dividends per share	$0.550	$0.550	$0.825	$0.825

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2003	December 31, 2002
ASSETS

Current Assets
Cash and cash equivalents	$1,482	$857
Receivables	6,111	6,766
Inventory	1,179	1,134
Unrealized gains on mark-to-market and hedging transactions	2,601	2,144
Other	1,162	952

Total current assets	12,535	11,853

Investments and Other Assets
Investments in unconsolidated affiliates	1,625	2,066
Nuclear decommissioning trust funds	803	708
Goodwill, net of accumulated amortization	3,747	3,747
Notes receivable	535	589
Unrealized gains on mark-to-market and hedging transactions	3,168	2,480
Other	1,717	1,645

Total investments and other assets	11,595	11,235

Property, Plant and Equipment
Cost	50,953	48,677
Less accumulated depreciation and amortization	13,219	12,458

Net property, plant and equipment	37,734	36,219

Regulatory Assets and Deferred Debits
Deferred debt expense	256	263
Regulatory asset related to income taxes	1,022	936
Other	1,036	460

Total regulatory assets and deferred debits	2,314	1,659

Total Assets	$64,178	$60,966

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2003	December 31, 2002
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$5,259	$5,590
Notes payable and commercial paper	737	915
Taxes accrued	653	156
Interest accrued	332	310
Current maturities of long-term debt and preferred stock	936	1,331
Unrealized losses on mark-to-market and hedging transactions	2,164	1,918
Other	1,820	1,770

Total current liabilities	11,901	11,990

Long-term Debt	21,095	20,221

Deferred Credits and Other Liabilities
Deferred income taxes	5,157	4,834
Investment tax credit	171	176
Unrealized losses on mark-to-market and hedging transactions	2,195	1,548
Other	4,744	3,784

Total deferred credits and other liabilities	12,267	10,342

Commitments and Contingencies
Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Energy Corporation or Subsidiaries	1,166	1,408

Minority Interests	1,884	1,904

Preferred and Preference Stock
Preferred and preference stock with sinking fund requirements	23	23
Preferred and preference stock without sinking fund requirements	134	134

Total preferred and preference stock	157	157

Common Stockholders’ Equity
Common stock, no par, 2 billion shares authorized; 904 million and 895 million shares outstanding as of June 30, 2003 and December 31, 2002, respectively	9,389	9,236
Retained earnings	6,314	6,417
Accumulated other comprehensive income (loss)	5	(709)

Total common stockholders’ equity	15,708	14,944

Total Liabilities and Common Stockholders’ Equity	$64,178	$60,966

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$649	$856
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	972	789
Cumulative effect of change in accounting principles	162	—
Gain on sales of equity investments and other assets	(241)	(60)
Deferred income taxes	24	14
Purchased capacity levelization	97	88
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(42)	(27)
Receivables	446	(4)
Inventory	(72)	20
Other current assets	(196)	(212)
Increase (decrease) in
Accounts payable	(348)	582
Taxes accrued	487	352
Interest accrued	22	48
Other current liabilities	186	(431)
Other, assets	(95)	(131)
Other, liabilities	(163)	(338)

Net cash provided by operating activities	1,888	1,546

CASH FLOWS FROM INVESTING ACTIVITIES
Capital and investment expenditures, net	(1,430)	(3,300)
Acquisition of Westcoast Energy Inc., net of cash acquired	—	(1,707)
Proceeds from the sales of equity investments and other assets and collections on notes receivable	1,279	267
Other	(51)	93

Net cash used in investing activities	(202)	(4,647)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
Issuance of long-term debt	1,707	2,743
Issuance of common stock and the exercise of stock options	150	211
Payments for the redemption of long-term debt	(1,427)	(523)
Payments for the redemption of guaranteed preferred beneficial interests in subordinated notes	(250)	—
Net change in notes payable and commercial paper	(710)	688
Contributions from minority interests	1,467	1,624
Distributions to minority interests	(1,484)	(1,363)
Dividends paid	(524)	(459)
Other	10	(23)

Net cash (used in) provided by financing activities	(1,061)	2,898

Net increase (decrease) in cash and cash equivalents	625	(203)
Cash and cash equivalents at beginning of period	857	290

Cash and cash equivalents at end of period	$1,482	$87

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income	$424	$474	$649	$856

Other comprehensive income (loss):
Foreign currency translation adjustments	240	(101)	404	(125)
Net unrealized gains (losses) on cash flow hedges	421	(95)	678	347
Reclassification of (gains) losses from cash flow hedges into earnings	(113)	30	(190)	(186)

Other comprehensive income (loss), before income taxes	548	(166)	892	36
Income tax (expense) benefit related to items of other comprehensive income	(122)	10	(178)	(66)

Total other comprehensive income (loss)	426	(156)	714	(30)

Total Comprehensive Income	$850	$318	$1,363	$826

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

Franchised Electric generates, transmits, distributes and sells electricity in central and western North Carolina and western South Carolina. It conducts operations through Duke Power. These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (PSCSC).

Natural Gas Transmission provides transportation and storage of natural gas for customers throughout the East Coast and Southern U.S., and in Canada. Natural Gas Transmission also provides gas sales and distribution service to retail customers in Ontario and Western Canada, and gas gathering and processing services to customers in Western Canada. Natural Gas Transmission does business primarily through Duke Energy Gas Transmission Corporation. Duke Energy Gas Transmission’s natural gas transmission and storage operations in the U.S. are subject to the FERC’s, the Texas Railroad Commission’s, and the Department of Transportation’s rules and regulations, while natural gas gathering, processing, transmission, distribution and storage operations in Canada are subject to the rules and regulations of the National Energy Board, the Ontario Energy Board and the British Columbia Utilities Commission.

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

Duke Energy North America (DENA) develops, operates and manages merchant power generation facilities and engages in commodity sales and services related to natural gas and electric power. DENA conducts business throughout the U.S. and Canada through Duke Energy North America, LLC and Duke Energy Trading and Marketing, LLC (DETM). DETM is approximately 40% owned by ExxonMobil Corporation and approximately 60% owned by Duke Energy. On April 11, 2003, Duke Energy announced that it is exiting proprietary trading at DENA.

International Energy develops, operates and manages natural gas transportation and power generation facilities, and engages in sales and marketing of natural gas and electric power outside the U.S. and Canada. It conducts operations primarily through Duke Energy International, LLC and its activities target power generation in Latin America, power generation and natural gas transmission in Asia-Pacific, and natural gas marketing in Northwest Europe. International Energy initiated exiting proprietary trading during the quarter ended June 30, 2003.

Beginning in 2003, the business segments formerly known as Other Energy Services and Duke Ventures were combined and have been presented as Other Operations. Other Operations is composed of diverse businesses, operating through Crescent Resources, LLC (Crescent), DukeNet Communications, LLC (DukeNet), Duke Capital Partners, LLC (DCP), Duke Energy Merchants, LLC (DEM), Duke/Fluor Daniel (D/FD) and Energy Delivery Services (EDS). Crescent develops high-quality commercial, residential and multi-family real estate projects and manages land holdings primarily in the Southeastern and Southwestern U.S. DukeNet develops and manages fiber optic communications systems for wireless, local and long-

distance communications companies; and for selected educational, governmental, financial and health care entities. DCP, a wholly owned merchant finance company, provides debt and equity capital and financial advisory services primarily to the energy industry. In March 2003, Duke Energy announced that it will exit the merchant finance business at DCP in an orderly manner. DEM engages in refined products marketing; on April 11, 2003, Duke Energy announced that it is exiting proprietary trading at DEM. D/FD provides comprehensive engineering, procurement, construction, commissioning and operating plant services for fossil-fueled electric power generating facilities worldwide. D/FD is a 50/50 partnership between Duke Energy and a subsidiary of Fluor Corporation. On July 9, 2003, Duke Energy and Fluor Corporation announced that the D/FD partnership between subsidiaries of the two companies will be dissolved, at the request of Fluor Corporation. The partners of D/FD have adopted a plan for an orderly wind-down of the business of D/FD over the next two years. EDS is an engineering, construction, maintenance and technical services firm specializing in electric transmission and distribution lines and substation projects.

2. Summary of Significant Accounting Policies

Consolidation. The Consolidated Financial Statements include the accounts of Duke Energy and all majority-owned subsidiaries, after eliminating intercompany transactions and balances. These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the interim Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units and other factors.

Conformity with generally accepted accounting principles (GAAP) in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could be different from those estimates.

Inventory. Inventory consists primarily of materials and supplies, natural gas and natural gas liquid products held in storage for transmission, processing and sales commitments, and coal held for electric generation. This inventory is recorded at the lower of cost or market value, primarily using the average cost method, except for inventory held for trading, which was recorded at fair value up through December 31, 2002 (see discussion below under “Accounting for Risk Management and Trading Activities”). The following table shows the components of inventory.

Inventory (in millions)
	June 30, 2003	December 31, 2002
Materials and supplies	$639	$596
Gas	268	271
Coal	139	84
Petroleum products	133	167
Trading mark-to-market inventory	—	16

Total inventory	$1,179	$1,134

Earnings Per Common Share. Basic earnings per share are based on a weighted average of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, equity units, stock-based performance unit awards and phantom stock awards, were exercised or converted into common stock. The numerator for the calculation of both basic and diluted earnings per share is earnings available for common stockholders. The following table shows the denominator for basic and diluted earnings per share.

Denominator for Earnings per Share (in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Denominator for basic earnings per share (weighted average shares outstanding)[a]	901.8	830.6	899.2	809.1
Assumed exercise of dilutive securities or other agreements to issue common stock	1.5	3.6	1.0	3.8

Denominator for diluted earnings per share	903.3	834.2	900.2	812.9

[a]	Increase in weighted-average shares from 2002 to 2003 is due primarily to the acquisition of Westcoast Energy Inc. (Westcoast) on March 14, 2002 and the October 2002 equity issuance of 54.5 million shares.

Options to purchase approximately 27 million shares of common stock as of June 30, 2003, and 19 million shares as of June 30, 2002, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during those periods.

Accounting for Risk Management and Trading Activities. All derivatives not qualifying for the normal purchases and normal sales exception under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, are recorded on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. Prior to the implementation of the remaining provisions of Emerging Issues Task Force (EITF) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities,” on January 1, 2003, certain non-derivative energy trading contracts were also recorded on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions.

Effective January 1, 2003, in connection with the implementation of the remaining provisions of EITF Issue No. 02-03, Duke Energy designated each energy commodity derivative as either trading or non-trading. Certain non-trading derivatives are further designated as either a hedge of a forecasted transaction or future cash flows (cash flow hedge), a hedge of a recognized asset, liability or firm commitment (fair value hedge), or a normal purchase or normal sale contract, while certain non-trading derivatives remain undesignated. Derivatives related to marketing and other risk management activities are designated as non-trading. Derivatives designated as trading relate to Duke Energy’s proprietary trading activities. As discussed earlier, Duke Energy announced it is exiting proprietary trading at DENA, DEM and International Energy.

Duke Energy accounts for both trading and undesignated non-trading derivatives using the mark-to-market accounting method. EITF Issue No. 02-03 requires realized and unrealized gains and losses on all derivative instruments designated as trading to be shown on a net basis in the income statement, but does not provide guidance on the income statement presentation of gains and losses on non-trading derivatives. As discussed below under New Accounting Standards, the EITF has reached a consensus on EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes.” EITF Issue No. 03-11 gives guidance on whether realized gains and losses on derivative contracts should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. The consensus on Issue No. 03-11 is not considered final until ratified by the FASB, which is scheduled in August 2003. Gains and losses on non-derivative energy contracts are presented on a gross or net basis in connection with the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.”

For each of the non-trading derivative categories identified above, Duke Energy reports gains and losses or revenue and expense in the Consolidated Statements of Income as follows:

•	Gains and losses relating to non-trading derivatives designated as cash flow or fair value hedges are reported on a gross basis, upon settlement, in the same income statement category as the related hedged item.

•	Normal purchase or sale contracts are reported on a gross basis upon settlement and recorded in the corresponding income statement category based on commodity type.

•	Undesignated non-trading physical purchase or sale derivative contracts, which primarily relate to Duke Energy’s natural gas wholesale marketing operations, are reported on a gross basis, primarily treated as natural gas sales or purchases in the Consolidated Statements of Income.

•	Gains and losses from all other undesignated non-trading derivatives are reported on a net basis in trading and marketing net margin within Other Operating Revenues.

Prior to January 1, 2003, unrealized and realized gains and losses on all energy trading contracts, as defined in EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” which included many derivative and non-derivative instruments, were presented on a net basis in trading and marketing net margin within Other Operating Revenues in the Consolidated Statements of Income. While the income statement presentation of gains and losses or revenue and expense for each category of non-trading derivatives, as described above, remained consistent from 2002 to 2003, the definition of a trading and non-trading instrument changed from EITF Issue No. 98-10 to EITF Issue No. 02-03. Under EITF Issue No. 98-10, all energy derivative and non-derivative contracts were considered to be trading that were entered into by an entity’s energy trading operations, while under EITF Issue No. 02-03 an assessment is performed for each contract and only those individual derivative contracts that are entered into with the intent of generating profits on short-term differences in price are considered to be trading. As a result, a significant number of derivatives previously classified as trading under EITF Issue No. 98-10 became classified as non-trading as of January 1, 2003.

Goodwill. The following table shows the changes in the carrying amount of goodwill for the six months ended June 30, 2003.

Goodwill (in millions)
	Balance December 31, 2002	Other [a]	Balance June 30, 2003
Natural Gas Transmission	$2,760	$(20)	$2,740
Field Services	481	9	490
Duke Energy North America	100	—	100
International Energy	246	10	256
Other Operations	6	1	7
Other [b]	154	—	154

Total consolidated	$3,747	$—	$3,747

[a]	Amounts consist primarily of foreign currency adjustments and purchase price adjustments to prior year acquisitions.
[b]	Amount represents corporate goodwill that is allocated to DENA for the purpose of impairment testing pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.”

Guarantees. Duke Energy accounts for guarantees and related contracts, for which it is the guarantor, under FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In accordance with FIN 45, upon issuance or modification of a guarantee on or after January 1, 2003, Duke Energy recognizes a liability at the time of issuance or material modification for the estimated fair value of the obligation it assumes under that guarantee. Duke Energy reduces the obligation over the term of the guarantee or related contract in a systematic and rational method as risk is reduced under the obligation. Any additional contingent loss for guarantee contracts is accounted for and recognized in accordance with SFAS No. 5, “Accounting for Contingencies.”

Stock-Based Compensation. Duke Energy accounts for its stock-based compensation arrangements under the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying Consolidated Statements of Income. Restricted stock grants, phantom stock awards and certain stock-based performance awards are recorded over the required vesting period as compensation cost, based on the market value on the date of the grant. Other stock-based performance awards are recorded over the vesting period as compensation cost and are adjusted for increases and decreases in market value up to the measurement date.

The following table shows what earnings available for common stockholders, earnings per share and diluted earnings per share would have been if Duke Energy had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based compensation awards and reflect the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (an amendment to FASB Statement No. 123).”

Pro Forma Stock-Based Compensation (in millions, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Earnings available for common stockholders, as reported	$417	$470	$639	$849
Add: stock-based compensation expense included in reported net income, net of related tax effects	3	3	5	7
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(11)	(11)	(18)	(57)

Pro forma earnings available for common stockholders, net of related tax effects	$409	$462	$626	$799

Earnings per share
Basic—as reported	$0.46	$0.57	$0.71	$1.05
Basic—pro forma	$0.45	$0.56	$0.70	$0.99

Diluted—as reported	$0.46	$0.56	$0.71	$1.04
Diluted—pro forma	$0.45	$0.55	$0.70	$0.98

Accumulated Other Comprehensive Income (Loss). The following table shows the components of and changes in accumulated other comprehensive income (loss).

Accumulated Other Comprehensive Income (Loss) (in millions)
	Foreign Currency Adjustments	Net Unrealized Gains on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2002	$(647)	$422	$(484)	$(709)
Other comprehensive income changes year to date (net of tax expense of $178)	404	310	—	714

Balance as of June 30, 2003	$(243)	$732	$(484)	$5

Cumulative Effect of Change in Accounting Principles. As of January 1, 2003, Duke Energy adopted the remaining provisions of EITF Issue No. 02-03 and SFAS No. 143, “Accounting for Asset Retirement Obligations.” In accordance with the transition guidance for these standards, Duke Energy recorded a net-of-tax and minority interest cumulative effect adjustment for change in accounting principles of $162 million, or $0.18 per basic share, as a reduction in earnings. See additional discussion of the cumulative effect adjustments below.

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

New Accounting Standards. SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In June 2002, the FASB issued SFAS No. 146 which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Duke Energy has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized on the date of Duke Energy’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 will affect the timing of recognizing future restructuring costs as well as the amounts recognized as liabilities.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (an amendment of FASB Statement No. 123).” In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are included under Stock-Based Compensation above.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities, including the qualifications for the normal purchases and normal sales exception, under SFAS No. 133. The amendment reflects decisions made by FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. Duke Energy is currently assessing the impact of adoption of SFAS No. 149 on its Consolidated Financial Statements.

On June 25, 2003, the FASB cleared the guidance contained in DIG Issue C20, “Scope Exceptions: Interpretation of the Meaning of ‘Not Clearly and Closely Related’ in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature.” DIG Issue C20, which applies only to the guidance in paragraph 10(b) of FASB No. 133 and not in reference to embedded derivatives, describes three circumstances in which the underlying in a price adjustment incorporated into a contract that otherwise satisfies the requirements for the normal purchases and normal sales exception would be considered to be “not clearly and closely related to the asset being sold or purchased.” The guidance in DIG Issue C20 is effective for Duke Energy on October 1, 2003. Duke Energy is currently assessing DIG Issue C20 but does not anticipate that it will have a material impact on its consolidated results of operations, cash flows or financial position.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” In May 2003, the FASB issued SFAS No. 150 which establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equities. Under SFAS No. 150, such financial instruments are required to be classified as liabilities in the statement of financial position. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to Duke Energy’s existing financial instruments beginning on July 1, 2003. Duke Energy anticipates that the adoption of this statement will not have a material effect on its consolidated results of operations, cash flows or financial position.

FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” In January 2003, the FASB issued FIN 46 which requires the primary beneficiary of a variable interest entity’s activities to consolidate the variable interest entity. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity’s activities. FIN 46 is immediately applicable to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 is required to be applied in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 also requires certain disclosures of an entity’s relationship with variable interest entities. Duke Energy has not identified any material variable interest entities created, or interests in variable entities obtained, after

January 31, 2003 which require consolidation or disclosure under FIN 46 and continues to assess the existence of any interests in variable interest entities created on or prior to January 31, 2003. It is reasonably possible that Duke Energy will disclose information about or consolidate one or more variable interest entities upon the application of FIN 46, primarily as the result of investments it has in certain unconsolidated affiliates. Any significant exposure to losses related to these entities would be related to guarantee obligations as discussed in Note 11. Additionally, see Note 9 for a discussion of the impact of adoption of FIN 46 on Duke Energy’s trust preferred securities. Duke Energy continues to assess FIN 46 but does not anticipate that it will have a material impact on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” In May 2003, the EITF reached consensus in EITF Issue No. 01-08 to clarify the requirements of identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF Issue No. 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, “Accounting for Leases.” Duke Energy has historically provided storage capacity to outside parties as well as entered into pipeline capacity agreements both as the lessee and as a lessor. Upon application of EITF Issue No. 01-08, the accounting requirements under the consensus could affect the timing of revenue and expense recognition, and revenues reported as transportation and storage services may be required to be reported as rental or leasing income. Should capital-lease treatment be necessary, purchasers of transportation and storage services in the arrangements would be required to recognize assets on their balance sheets. The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning on July 1, 2003. Previous arrangements that would be leases or would contain a lease according to the consensus will continue to be accounted for as transportation and storage purchases or sales arrangements. Duke Energy does not anticipate that the adoption of EITF Issue No. 01-08 will have a material effect on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 03-04, “Accounting for ‘Cash Balance’ Pension Plans.” In May 2003, the EITF reached consensus in EITF Issue No. 03-04 to specifically address the accounting for certain cash balance pension plans. The consensus reached in EITF Issue No. 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. Duke Energy has historically accounted for its cash balance plans as defined benefit plans; however, Duke Energy is required to adopt the measurement provisions of EITF Issue No. 03-04 in its cash balance plans’ next measurement date of September 30, 2003. Any differences in the measurement of the obligation as a result of applying the consensus will be reported as a component of actuarial gain or loss. Duke Energy continues to assess EITF No. 03-04 and anticipates that the adoption of EITF Issue No. 03-04 will decrease pension expense in 2004 by approximately $10 million.

EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes .” In July 2003, the EITF reached consensus in EITF Issue No. 03-11 that determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19 and Opinion No. 29, “Accounting for Nonmonetary Transactions,” should be considered. Under the EITF’s consensus, transition for this issue would be for transactions or arrangements entered into by Duke Energy after September 30, 2003. The EITF consensus on this issue is not considered final until ratified by the FASB, and the FASB is scheduled to consider ratification of the consensus reached by the EITF in August, 2003. Based upon knowledge of this matter to date, Duke Energy does not anticipate that the adoption of EITF Issue No. 03-11 will have a material effect on its consolidated results of operations, cash flows or financial position.

Reclassifications. Certain prior period amounts have been reclassified to conform to current year presentation, including reclassifications between certain of the individual line items in the operating revenues section of the Consolidated Statements of Income related to Duke Energy’s continued enhancement of its methodologies around the application of EITF Issue No. 02-03.

3. Business Acquisitions and Dispositions

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

Purchase Price Allocation for Westcoast Acquisition (in millions)
Current assets	$2,050
Investments and other assets	1,207
Goodwill	2,253
Property, plant and equipment	4,991
Regulatory assets and deferred debits	809

Total assets acquired	11,310

Current liabilities	1,655
Long-term debt	4,132
Deferred credits and other liabilities	1,662
Minority interests	560

Total liabilities assumed	8,009

Net assets acquired	$3,301

Operating revenues would have been $7,243 million, earnings available for common stockholders would have been $886 million, basic earnings per share would have been $1.07 and dilutive earnings per share would have been $1.06 for the six months ended June 30, 2002 if the Westcoast acquisition had taken place at January 1, 2002.

Dispositions. In first quarter 2003, Duke Energy sold partnership interests in Northern Borders L.P. for approximately $24 million. Duke Energy recorded a pre-tax gain of approximately $14 million.

In April 2003, Duke Energy closed on substantially all elements of a transaction to sell its 23.6% ownership interest in Alliance Pipeline, Alliance Canada Marketing and Aux Sable natural gas liquids plant to

Enbridge Inc. and Fort Chicago Energy Partners L.P. for approximately $250 million. This sale resulted in a pre-tax gain of approximately $31 million. The transaction was completed except for Duke Energy’s small ownership interest related to the U.S. segment of Alliance Pipeline, which is expected to close in October 2003 and represents approximately $11 million in proceeds. Duke Energy obtained its minority ownership interest in the Alliance natural gas pipeline, Alliance Canada Marketing and Aux Sable natural gas liquids plant through its acquisition of Westcoast in 2002.

In April 2003, Duke Energy sold all its Class B units of TEPPCO Partners, L.P. (TEPPCO) for approximately $114 million. Duke Energy recorded a pre-tax gain of approximately $11 million on the sale. TEPPCO is a publicly traded limited partnership which owns and operates a network of pipelines for refined products and crude oil, gathers and processes natural gas, and fractionates and transports natural gas liquids.

In May and June 2003, DEFS sold one package of assets to Crosstex Energy Services, L.P. (Crosstex) and a second package of assets to ScissorTail Energy, LLC (ScissorTail) for a total sales price of approximately $90 million. The gain on these sales was approximately $26 million ($18 million at Duke Energy’s approximately 70% share). The assets sold to Crosstex consisted of the AIM Pipeline System in Mississippi; a 12.4% interest in the Seminole gas processing plant in Texas; the Conroe gas plant and gathering system in Texas; the Black Warrior pipeline system in Alabama; and two smaller systems—Aurora Centana and Cadeville in Louisiana. The assets sold to ScissorTail consisted of various gas processing plants and gathering pipeline in eastern Oklahoma.

In June 2003, DENA closed an agreement to sell its 50% ownership interest in Duke/UAE Ref-Fuel for $306 million to Highstar Renewable Fuels LLC. Duke Energy recorded a gain on the sale of approximately $175 million.

In June 2003, DEM sold Duke Energy Hydrocarbons LLC for approximately $83 million. Duke Energy recorded a loss on the sale of approximately $20 million.

4. Business Segments

Duke Energy’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Energy’s segments are the same as those described in Note 2. Management evaluates segment performance primarily based on earnings before interest and taxes (EBIT) after deducting minority interests.

EBIT on a consolidated basis is viewed as a non-GAAP measure under the rules of the Securities and Exchange Commission (SEC). Duke Energy has included EBIT in its disclosures because it is one of the measures used by management to evaluate total company and segment performance. On a segment basis, EBIT represents all profits (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash and cash equivalents are managed centrally by Duke Energy. Since the business units do not manage those items, the gains and losses on foreign currency remeasurement associated with cash balances and third-party interest income on those balances are generally excluded from the segments’ EBIT. Management considers EBIT to be a good indicator of each segment’s operating performance, as it represents the results of Duke Energy’s ownership interests in operations without regard to financing methods or capital structures.

On a consolidated basis, EBIT is also used as one of the measures to assess performance and represents the combination of operating income, and other income and expenses as presented on the Consolidated Statements of Income. The use of EBIT as one of the performance measures on a consolidated basis follows the use of EBIT for assessing segment performance, and Duke Energy believes EBIT is used by its investors as a supplemental financial measure in the evaluation of Duke Energy’s consolidated results of operations.

The following table shows the components of EBIT and reconciles consolidated operating income and EBIT to net income.

Reconciliation of Operating Income to Net Income (in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating income	$714	$903	$1,607	$1,571
Other income and expenses [a]	306	154	387	256

EBIT	1,020	1,057	1,994	1,827
Interest expense	341	274	681	472
Minority interest expense	60	62	112	94

Earnings before income taxes	619	721	1,201	1,261
Income taxes	195	247	390	405

Income before cumulative effect of change in accounting principles	424	474	811	856
Cumulative effect of change in accounting principles, net of tax and minority interest	—	—	(162)	—

Net income	$424	$474	$649	$856

[a]	Includes gains on sale of equity investments

EBIT should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Duke Energy’s EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner.

In the following table, EBIT includes the profit on intersegment sales at prices management believes are representative of arms-length transactions. Beginning in 2003, the business segments formerly known as Other Energy Services and Duke Ventures were combined and have been presented as Other Operations (see Note 1 for detailed descriptions of the segments). The “Other” line item primarily includes certain unallocated corporate costs, and the elimination of intercompany profits from earnings at D/FD for energy plants it has under construction or completed for DENA and Franchised Electric, and profits on gas contracts between DENA and Natural Gas Transmission.

Business Segment Data (in millions)
	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	EBIT	Depreciation and Amortization	Capital and Investment Expenditures
Three Months Ended June 30, 2003
Franchised Electric	$1,104	$6	$1,110	$316	$179	$310
Natural Gas Transmission	636	56	692	306	98	233
Field Services	1,848	76	1,924	76	76	31
Duke Energy North America	904	58	962	211	62	97
International Energy	366	—	366	111	27	18

Total reportable segments	4,858	196	5,054	1,020	442	689
Other Operations	408	27	435	18	8	79
Other	2	46	48	(80)	4	(43)
Eliminations and minority interests	—	(269)	(269)	46	—	—
Third-party interest income	—	—	—	8	—	—
Foreign currency remeasurement gain	—	—	—	8	—	—

Total consolidated	$5,268	$—	$5,268	$1,020	$454	$725

Three Months Ended June 30, 2002
Franchised Electric	$1,162	$—	$1,162	$388	$154	$323
Natural Gas Transmission	579	42	621	313	90	253
Field Services	1,074	302	1,376	41	71	74
Duke Energy North America	681	(272)	409	196	39	785
International Energy	218	1	219	57	29	136

Total reportable segments	3,714	73	3,787	995	383	1,571
Other Operations	159	—	159	128	12	171
Other	—	50	50	(131)	2	(36)
Eliminations, reclassifications and minority interests	(256)	(123)	(379)	42	—	—
Third-party interest income	—	—	—	15	—	—
Foreign currency remeasurement gain	—	—	—	8	—	—

Total consolidated	$3,617	$—	$3,617	$1,057	$397	$1,706

Business Segment Data (in millions)
	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	EBIT	Depreciation and Amortization	Capital and Investment Expenditures
Six Months Ended June 30, 2003
Franchised Electric	$2,351	$10	$2,361	$770	$358	$486
Natural Gas Transmission	1,515	145	1,660	729	194	431
Field Services	3,833	544	4,377	109	154	62
Duke Energy North America	2,212	146	2,358	234	119	257
International Energy	748	—	748	165	52	43

Total reportable segments	10,659	845	11,504	2,007	877	1,279
Other Operations	912	79	991	(8)	19	148
Other	2	48	50	(111)	7	3
Eliminations and minority interests	—	(972)	(972)	92	—	—
Third-party interest income	—	—	—	11	—	—
Foreign currency remeasurement gain	—	—	—	3	—	—

Total consolidated	$11,573	$—	$11,573	$1,994	$903	$1,430

Six Months Ended June 30, 2002
Franchised Electric	$2,275	$—	$2,275	$772	$307	$567
Natural Gas Transmission	1,001	70	1,071	579	144	2,290
Field Services	2,007	503	2,510	76	145	184
Duke Energy North America	1,124	(457)	667	250	68	1,521
International Energy	505	3	508	114	52	217

Total reportable segments	6,912	119	7,031	1,791	716	4,779
Other Operations	269	78	347	145	20	305
Other	—	47	47	(238)	5	—
Eliminations, reclassifications and minority interests	(256)	(244)	(500)	56	—	—
Third-party interest income	—	—	—	56	—	—
Foreign currency remeasurement gain	—	—	—	17	—	—
Cash acquired in acquisitions	—	—	—	—	—	(77)

Total consolidated	$6,925	$—	$6,925	$1,827	$741	$5,007

Segment assets in the following table are net of intercompany advances, intercompany notes receivable, intercompany current assets, intercompany derivative assets and investments in subsidiaries.

Segment Assets (in millions)
	June 30, 2003	December 31, 2002
Franchised Electric	$14,735	$13,503
Natural Gas Transmission	15,926	15,168
Field Services	6,817	6,827
Duke Energy North America	16,560	15,457
International Energy	5,734	5,803

Total reportable segments	59,772	56,758
Other Operations	2,850	3,117
Other, net of eliminations	1,556	1,091

Total consolidated	$64,178	$60,966

5. Regulatory Matters

Regulatory Assets and Liabilities. In the first quarter of 2003, Duke Energy adopted SFAS No. 143, which applies to legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs (see Note 6). Certain of Duke Energy’s regulated operations recognize some removal costs as a component of accumulated depreciation for property that does not have an associated legal retirement obligation, in accordance with regulatory treatment. As of June 30, 2003, the amount of accumulated depreciation on the Consolidated Balance Sheet related to this regulatory liability was approximately $932 million, excluding the internal reserve for nuclear decommissioning of $253 million.

Franchised Electric. On January 14, 2003, the PSCSC decided to conduct an independent management audit of Duke Power’s preventive maintenance programs and service restoration procedures for its South Carolina retail electric service area in connection with a winter storm in December 2002. The PSCSC has contracted an independent firm to perform the management audit on its behalf. Duke Energy is cooperating with the PSCSC in this audit. Management believes that the final disposition of this matter will have no material adverse effect on consolidated results of operations, cash flows or financial position.

Franchised Electric’s amortization expense for the quarter ended June 30, 2003 included $17 million related to North Carolina’s 2002 clean air legislation. This legislation requires electric utilities, including Duke Energy, to reduce emissions of sulfur dioxide and nitrogen oxides from the state’s coal-fired power plants over the next 10 years and includes provisions that allow electric utilities to accelerate the recovery of these compliance costs by amortizing them over seven years. (See Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies—Environmental, Air Quality Control,” in Duke Energy’s Form 10-K for December 31, 2002 for additional information on this matter.)

In July 2003, Duke Power reported to the PSCSC a 14.25% return on common equity, for the twelve month period ending March 31, 2003, for Duke Power’s retail operations in South Carolina. In Duke Power’s most recent base rate case proceeding, the PSCSC approved a rate of return on common equity of 12.25% for Duke Power’s South Carolina retail operations. In connection with the PSCSC’s monitoring of the financial and operational condition of jurisdictional electric utilities, the PSCSC has asked Duke Power to provide certain information relating to its reported returns on common equity. Duke Power is preparing a response to the PSCSC’s inquiries.

Notices of Proposed Rulemaking (NOPR). NOPR on Standard Market Design. In July 2002, the FERC issued a NOPR entitled Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (Standard Market Design or SMD). The FERC has proposed to modify the open access transmission tariff and implement a SMD that would apply to Regional Transmission Organizations (RTOs) and to transmission-owning electric utilities that have not yet joined an RTO. The

FERC proposes to require each transmission-owning electric utility to give an Independent Transmission Provider (ITP) operational control over the utility’s transmission facilities. These ITPs will file SMD tariffs for transmission and ancillary services, administer day-ahead and real-time markets, monitor and mitigate market power, perform long-term resource adequacy and participate in transmission planning and expansion on a regional basis.

Duke Energy filed comments on certain aspects of the NOPR in November 2002, and again in January 2003. The NOPR contemplates implementation of SMD by 2004, although there are indications that the FERC expects the implementation timetable to be delayed. A FERC White Paper issued on April 28, 2003 reflects filed comments and testimony presented at technical conferences, and recognizes the strong criticism of the SMD NOPR by some state regulators, industry interests and members of Congress. The White Paper now envisions a “Wholesale Market Platform” in which transmission provider membership in an RTO is mandatory, rather than voluntary as in the FERC’s previous orders. The White Paper also discusses a series of changes to the NOPR signaling flexibility on the part of the FERC in the implementation of new market rules. Duke Energy is reviewing the White Paper to determine an appropriate response. No date for the final rule has been set.

NOPR on Hydroelectric Licensing. On July 23, 2003, the FERC issued a Final Rule (104 FERC 61,109) revising hydroelectric licensing regulations under the Federal Power Act, which will become effective on October 23, 2003. The Final Rule creates a new Integrated Licensing Process (ILP) by which the FERC hopes to improve the efficiency, predictability and timeliness of the relicensing process, while providing balance to stakeholder interests and improving the quality of decision making. The two existing licensing processes, the Traditional Licensing Process (TLP) and the Alternative Licensing Process (ALP) will be preserved as options; however, the ILP will become the default process two years after implementation, unless the license applicant in a request to FERC to use either the TLP or ALP can show good cause and their request is approved by the FERC. The Final Rule provides for increased support by Commission Staff to potential applicant and stakeholders during development of the license application, increased public participation in pre-filing consultation; increased tribal consultation; better coordination between FERC processes, including National Environmental Policy Act document preparation, and those of other Federal and state agencies and Indian tribes with authority to require conditions for FERC-issued licenses; development by the potential applicant of a FERC-approved study plan; encouragement of informal resolution of study disagreements, followed by study dispute resolution with only those resource agencies with mandatory conditioning authority, yet which will be initiated with a technical conference open to all participants; issuance of schedules and deadlines for the process; and removes the requirement for a Draft License Application and replaces it with a Preliminary Licensing Proposal. Duke Energy is currently evaluating the Final Rule to determine if it will have any impacts on the existing relicensing processes.

NOPR on Amendments to Blanket Sales Certificates and Order Proposing to Amend Market-Based Tariffs and Authorizations. In June 2003, the FERC issued two proposals that would require that market participants who operate under market-based rates for electric sales and blanket sales certificates for gas sales comply with new behavioral constraints and reporting requirements. The proposals would require compliance with market rules and codes of conduct addressing market manipulation, price reporting and record retention. In addition, sellers reporting to index publishers would be required to do so with certainty and completeness and verify this practice with the FERC. Violation of the new conditions could result in disgorgement of unjust profits or suspension or revocation of a company’s tariff or certificate. These proposals follow from the FERC’s Staff March 26, 2003 Final Report on Price Manipulation in Western Markets. Comments on the FERC’s proposed conditions are due August 18, 2003. Duke Energy is reviewing the proposals and preparing an appropriate response to the FERC.

Interim Rule on Cash Management Practices. In June 2003, the FERC issued an Interim Rule and additional proposed changes that would require cash management program documentation for FERC-regulated entities. The Interim Rule requires that FERC-regulated entities maintain written records of their cash management programs. Additionally, a proposal for comment would require two additional conditions: FERC-regulated entities would be required to file their cash management agreements with the FERC; and FERC-regulated entities would be required to notify the FERC when their proprietary capital ratio drops below 30% of total capitalization and when the capital ratio subsequently returns to or exceeds 30%. Duke Energy filed comments with the FERC on August 7, 2003.

6. Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143 which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Asset retirement obligations at Duke Energy relate primarily to the decommissioning of nuclear power facilities, the retirement of certain gathering pipelines and processing facilities, the retirement of some gas-fired power plants, obligations related to right-of-way agreements and contractual leases for land use.

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

Certain of Duke Energy’s regulated operations recognize some removal costs as a component of depreciation in accordance with regulatory treatment. While these amounts will remain in accumulated depreciation, to the extent they do not represent SFAS No. 143 legal retirement obligations, they are disclosed as part of the regulatory matters footnote.

SFAS No. 143 was effective for fiscal years beginning after June 15, 2002, and was adopted by Duke Energy on January 1, 2003. As of January 1, 2003, the implementation of SFAS No. 143 resulted in a net increase in total assets of $864 million, consisting primarily of an increase in net property, plant and equipment of $214 million and an increase in regulatory assets of $650 million. Liabilities increased by $874 million, primarily representing the establishment of an asset retirement obligation liability of $1,599 million, reduced by the amount that was already recorded as a nuclear decommissioning liability of $708 million. Substantially all of the obligations are related to Duke Energy’s regulated electric operations. The adoption of SFAS No. 143 had no impact on the income of the regulated electric operations, as the effects were offset by the establishment of a regulatory asset and a regulatory liability pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Duke Energy filed a request on January 10, 2003 with the NCUC to defer the income statement effect of adopting SFAS No.143 for its regulated electric operations. In April 2003, the NCUC approved the deferral of the cumulative income statement impact for the implementation of SFAS No. 143, and on August 8, 2003, it approved the deferral of the future expenses associated with SFAS No. 143. In April 2003, Duke Energy received approval from the PSCSC to defer all cumulative and future income statement impacts related to SFAS No. 143. For obligations related to non-regulated operations, a net-of-tax cumulative effect of a change in accounting principle adjustment of $11 million was recorded in the first quarter of 2003 as a reduction in earnings. As of June 30, 2003, Duke Energy had $803 million of assets that are legally restricted for the purpose of settling asset retirement obligations.

The following table shows the asset retirement obligation liability as though SFAS No. 143 had been in effect for the three prior years.

Pro forma Asset Retirement Obligation Liability (in millions)
January 1, 2000	$1,267
December 31, 2000	1,374
December 31, 2001	1,476
December 31, 2002	1,599

The pro forma net income and related basic and diluted earnings per share effects of adopting SFAS No. 143 are not shown due to their immaterial impact.

The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The following table shows the reconciliation of the asset retirement obligation liability for the six-month period ended June 30, 2003.

Reconciliation of Asset Retirement Obligation Liability for the Six-Month Period Ended June 30, 2003 (in millions)
Balance as of January 1, 2003	$1,599
Accretion expense and other	51

Balance as of June 30, 2003	$1,650

Of the $56 million in accretion expense for the six-month period ended June 30, 2003, approximately $53 million relates to Duke Energy’s regulated electric operations and has been deferred in accordance with SFAS No. 71 as discussed above.

7. Risk Management Instruments, Hedging Activities and Credit Risk

Duke Energy, substantially through its subsidiaries, is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products marketed and purchased as a result of its proprietary trading activities. Duke Energy employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including forward contracts, futures, swaps and options for trading purposes. On April 11, 2003, Duke Energy announced that it will be exiting proprietary trading at DENA and International Energy. This announcement includes proprietary trading activity within Other Operations (DEM). Duke Energy is also exposed to the impact of market fluctuations in commodity prices and interest rates as a result of its ownership of energy related assets and interest in structured contracts, as well as use of certain interest rate hedge instruments. The use of undesignated non-trading derivatives to manage these risks is reflected as other than trading.

The following table shows the fair value of Duke Energy’s derivative portfolio as of June 30, 2003 and December 31, 2002.

Derivative Portfolio Fair Value as of (in millions)	June 30, 2003	December 31, 2002
Trading	$155	$489
Other than Trading	120	—
Hedging	1,135	685

Total	$1,410	$1,174

The amounts in the table above represent the combination of amounts presented as assets and liabilities for unrealized gains and losses on mark-to-market and hedging transactions on Duke Energy’s Consolidated Balance Sheets.

Commodity Cash Flow Hedges. As of June 30, 2003, $295 million of after-tax deferred net gains on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheet in a separate component of stockholders’ equity, in Accumulated Other Comprehensive Income (AOCI), and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in AOCI will likely change prior to its reclassification into earnings.

Credit Risks. In addition to the risk associated with the market fluctuation in the price of natural gas, electricity and other energy-related products marketed and purchased, Duke Energy is exposed to the risk of loss resulting from non-performance of contractual obligations by a counterparty. During 2003, certain counterparties who have contractual arrangements with Duke Energy have either encountered financial difficulty or declared bankruptcy. Duke Energy has taken active measures, such as the modification of collateral agreements and modification of existing contracts, to mitigate the risks associated with such counterparties and as of June 30, 2003, has not realized material losses from non-performance of such counterparties. While Duke Energy has the processes in place to monitor and attempt to mitigate economic exposures to these counterparties, the energy sector remains financially distressed.

8. Debt and Credit Facilities

In February 2003, Duke Energy issued $500 million of 3.75% first and refunding mortgage bonds due in 2008 in a private placement transaction exempt from registration under Rule 144A of the Securities Act of 1933, as amended (Securities Act). The bonds are subject to a registration agreement, whereby Duke Energy has agreed to register an exchange with the holders of identical bonds under the Securities Act. Duke Energy has filed a registration statement relating to such exchange with the SEC and expects the registration to be declared effective and the exchange offer to be completed in the third quarter of 2003. The proceeds were used to repay short-term debt, to replace $100 million of Duke Energy’s first and refunding mortgage bonds that matured in February 2003, to repay approximately $200 million of an intercompany loan from Duke Capital Corporation (a wholly owned subsidiary of Duke Energy that provides financing and credit enhancement services for its subsidiaries) and for general corporate purposes.

In March 2003, Duke Energy issued $200 million of 4.50% first and refunding mortgage bonds due in 2010. The proceeds were used to repay commercial paper and for general corporate purposes.

In March 2003, DEFS entered into a $100 million funded short-term loan with Bank One, NA. This short-term loan matures in September 2003, and may be repaid at any time. This short-term loan has an interest rate equal to, at DEFS’ option, either (1) the London Interbank Offered Rate plus 1.35% per year or (2) the higher of (a) the Bank One, NA prime rate and (b) the Federal Funds rate plus 0.50% per year. Subsequent to June 30, 2003, DEFS repaid the entire short-term loan with funds generated from assets sales and operations.

In May 2003, Duke Energy completed a $700 million offering of 1.75% convertible senior notes due in 2023. In connection with the offering, the underwriters exercised an option to purchase an additional $70 million of convertible senior notes to cover any over allotments. Each of these senior notes is convertible to Duke Energy common stock at a premium of 40% above the May 1, 2003 closing common stock market price of $16.85 per share. The conversion of these senior notes into shares of Duke Energy common stock is contingent on the occurrence of certain events during specified periods. The conditions that permit such conversion were not satisfied as of June 30, 2003. Holders of the senior notes may require Duke Energy to purchase all or a portion of their senior notes for cash on May 15, 2007, May 15, 2012, and May 15, 2017, at a price equal to the principal amount of the senior notes plus accrued interest, if any. Duke Energy may redeem for cash all or a portion of the senior notes at any time on or after May 20, 2007, at a price equal to the sum of the issue price plus accrued interest, if any, on the redemption date. The net proceeds of the offering were used for general corporate purposes, including the reduction of outstanding commercial paper.

During 2003, $1,000 million of commercial paper that had been included in Long-term Debt on the December 31, 2002 Consolidated Balance Sheet was reclassified as Notes Payable and Commercial Paper. This reclassification reflects Duke Energy’s intention to no longer maintain a significant outstanding long-term portion of commercial paper.

During the six-month period ended June 30, 2003, DEFS, Duke Australia Finance Pty Ltd. (a wholly owned subsidiary of Duke Energy) and Duke Capital Corporation replaced expiring credit facilities. The credit facilities that have replaced the expired credit facilities are included in the following table which summarizes Duke Energy’s credit facilities and related amounts outstanding as of June 30, 2003. The majority of the credit facilities support commercial paper programs. The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facilities.

Credit Facilities Summary as of June 30, 2003 (in millions)
	Expiration Date	Credit Facilities Available	Amounts Outstanding
			Commercial Paper	Letters of Credit	Other Borrowings	Total
Duke Energy
$475 364-day syndicated [a,b]	August 2003
$475 multi-year syndicated [a,b]	August 2004
Total Duke Energy		$950	$474	$—	$—	$474

Duke Capital Corporation
$700 364-day syndicated [a,b,c]	August 2003
$142 364-day bilateral [a,b,c]	August 2003
$253 364-day syndicated letter of credit [a,b,c]	April 2004
$538 multi-year syndicated letter of credit [b,c]	April 2004
$550 multi-year syndicated [a,b,c]	August 2004
Total Duke Capital Corporation		2,183	161	567	—	728

Westcoast Energy Inc.
$185 364-day syndicated [a,b]	December 2003
$148 two-year syndicated [b]	December 2004
Total Westcoast Energy Inc. [d]		333	—	—	—	—

Union Gas Limited
$444 364-day syndicated [e]	July 2003	444	—	—	—	—

Duke Energy Field Services, LLC
$350 364-day syndicated [a,c,f]	March 2004	350	—	—	—	—

Duke Australia Finance Pty Ltd.
$211 364-day syndicated [g]	March 2004	211	113	—	72	185

Duke Australia Pipeline Finance Pty Ltd.
$208 multi-year syndicated [h]	February 2005	208	—	—	189	189

Total		$4,679	$748	$567	$261	$1,576

[a]	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
[b]	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
[c]	Credit facility contains an interest coverage covenant of two-and-a-half times or greater.
[d]	Credit facilities are denominated in Canadian dollars, and totaled 450 million Canadian dollars as of June 30, 2003.
[e]	Credit facility contains an option allowing up to 50% of the amount of the facility to be borrowed on the day of initial expiration for up to one year. Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 75%. Credit facility is denominated in Canadian dollars, and was 600 million Canadian dollars as of June 30, 2003. In July 2003, credit facility matured and was replaced with a 364-day credit facility for 340 million Canadian dollars (U.S. $243 million as of the transaction date) with a July 2004 expiration. In addition, this credit facility contains an option allowing it to be converted to a one-year term loan upon its expiration.
[f]	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 53%.
[g]	Credit facility is guaranteed by Duke Capital Corporation. Credit facility is denominated in Australian dollars, and was 316 million Australian dollars as of June 30, 2003.
[h]	Credit facility is guaranteed by Duke Capital Corporation. Credit facility is denominated in Australian dollars, and totaled 312 million Australian dollars as of June 30, 2003. Duke Australia Pipeline Finance Pty Ltd. is a wholly owned subsidiary of Duke Energy.

In addition to the existing credit facilities, Duke Capital Corporation has a separate option to borrow up to $200 million between June 30, 2003 and August 29, 2003. Any amounts borrowed under this option would be due no later than March 31, 2004. Also, Duke Capital Corporation is currently maintaining a minimum cash position of $500 million to be used for short-term liquidity needs. This cash position is invested in highly rated, liquid, short-term money market securities.

As of June 30, 2003, Duke Energy has approximately $1,950 million of credit facilities that will mature in the last six months of 2003. Duke Energy intends to continue to reduce its need for these credit facilities throughout the remainder of 2003, and thus resyndicate less than the total $1,950 million.

Duke Energy’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in acceleration of due dates of certain borrowings and/or termination of the agreements. As of June 30, 2003, Duke Energy was in compliance with those covenants. In addition, certain of the agreements contain cross-acceleration provisions that may allow acceleration of payments or termination of the agreements upon nonpayment or acceleration of other significant indebtedness of the applicable borrower or certain of its subsidiaries.

Additionally, Duke Energy and Duke Capital Corporation may be required to repay certain debt should their credit ratings fall to a certain level at Standard & Poors or Moody’s Investor Service. In June 2003, Duke Capital Corporation’s senior unsecured debt ratings fell below Baa2 to Baa3 at Moody’s. As a result, the holder of $150 million of 4.732% senior unsecured bonds due in December 2003 has the option to require early repayment of the notes. The holder of the bonds has indicated that there are no current plans to exercise its option.

As of June 30, 2003, Duke Energy and its subsidiaries had effective SEC shelf registrations for up to $1,530 million in gross proceeds from debt and other securities. Additionally, as of June 30, 2003, Duke Energy had access to 950 million Canadian dollars (U.S. $703 million) available under Canadian shelf registrations for issuances in the Canadian market. A shelf registration is effective in Canada for a 25-month period. Subsequent to June 30, 2003, the shelf registration for 750 million Canadian dollars expired. It is expected that the expired shelf registration will be renewed for 500 million Canadian dollars during the third quarter of 2003. The shelf registration associated with the remaining 200 million Canadian dollars will expire in June 2004.

9. Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Energy or Subsidiaries

In June 2003, Duke Capital Corporation redeemed all of its 7.375% trust preferred securities due in 2038. The total redemption price was approximately $250 million.

Upon the implementation of FIN 46 effective July 1, 2003, the trusts that hold Duke Energy’s trust preferred securities will be deconsolidated since Duke Energy is not the primary beneficiary of the related trusts. Therefore, this deconsolidation will result in Duke Energy reflecting a liability for the note payable to the trusts, which was previously eliminated in consolidation. As a result, the amortization of the related debt discount and interest payments associated with the notes payable will be classified on the Consolidated Statements of Income as Interest Expense rather than Minority Interest Expense.

10. Commitments and Contingencies

Environmental. Air Quality Control. In 1998, the Environmental Protection Agency (EPA) issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans (SIPs) to significantly reduce emissions of nitrogen oxide by May 1, 2003. The EPA rule was challenged in court by various states, industry and other interests, including Duke Energy and the states of North Carolina and South Carolina. In 2000, the court upheld most aspects of the EPA rule. The same court subsequently extended the compliance deadline for implementation of emission reductions to May 31, 2004. Both North Carolina and South Carolina have revised their SIPs in response to the EPA’s 1998 rule, and the EPA has approved these revisions. Duke Energy has incurred approximately $503 million in capital costs for emission controls through the second quarter of 2003 for compliance with the EPA’s rule in states where our operations are affected by this rule. Management estimates that Duke Energy’s remaining capital expenditures to complete the installation of emission controls needed to comply with the EPA’s rule will be approximately $219 million. These remaining expenditures will be incurred through 2004.

Litigation. Western Power Disputes. Several investigations and regulatory proceedings at the state and federal levels are looking into the causes of high wholesale electricity prices in the western U.S. during 2000 and 2001. As a result, the FERC has ordered some sellers, including DETM, to refund, or to offset against outstanding accounts receivable, amounts billed for electricity sales in excess of a FERC-established proxy price. In June 2001, DETM offset approximately $20 million against amounts owed by the California Independent System Operator (CAISO) and the California Power Exchange (CalPX) for electricity sales during January and February 2001. This offset reduced the $110 million reserve established in 2000 to $90 million. Duke Energy continues to believe this reserve is appropriate. No additional provisions for California receivables and market risk were recorded in 2001 or 2002. In December 2002, the presiding administrative law judge in the FERC refund proceedings issued his proposed findings with respect to the mitigated market clearing price, including his preliminary determinations of the refund liability of each seller of electricity in the CAISO and the CalPX. These proposed findings estimated that DETM has refund liability of approximately $95 million in the aggregate to both the CAISO and CalPX. This would be offset against the remaining receivables still owed to DETM by the CAISO and CalPX. The proposed findings were the presiding judge’s estimates only, and are subject to further recalculation and adoption by the FERC in connection with its ongoing wholesale pricing investigation. (See Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation, Western Power Disputes, Other Proceedings,” in Duke Energy’s Form 10-K for December 31, 2002 for additional information on these matters.) On March 3, 2003, various parties (including the California attorney general) filed at the FERC seeking modification of the FERC’s refund orders and alleging that DETM and others manipulated wholesale electricity prices in periods prior to the initial refund period. DETM filed responses denying the California parties’ allegations.

On March 26, 2003, the FERC issued staff recommendations relating to the FERC’s investigation into the causes of high wholesale electricity prices in the western U.S. during 2000 and 2001, and an order in the FERC’s refund proceeding. The recommendations and order address, among other things: modifying the presiding judge’s refund findings with respect to the gas price component and certain other components of the refund calculation; issuance of show cause orders related to certain energy trading practices; requiring trading entities to demonstrate that they have corrected their internal processes for reporting trading data to the Trade Press in order to continue selling natural gas at wholesale (see “Trading Matters” below); and establishing a ban on prearranged “round trip” trades as a condition of blanket certificates (see Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies – Litigation, Trading Matters,” in Duke Energy’s Form 10-K for December 31, 2002 for additional information on “round-trip” trading). The March 26, 2003 FERC Order modified the prior refund methodology by changing the gas proxy price used in the refund calculation. In connection with the issuance of the March 26, 2003 order, the FERC announced that the result of the calculation methodology change could result in a doubling of the prior refund amount. But, the order allowed generators to receive a gas cost credit in instances where companies incurred fuel costs exceeding the gas proxy price. Pursuant to this provision of the order, DENA and DETM, along with other suppliers, provided gas cost data to the FERC. DENA and DETM’s filing states that DENA and DETM are entitled to a gas price credit in the range of $72 million. The California parties are challenging both the amount and availability of the credit. The FERC has not ruled on the gas credit issues nor has it ruled on numerous requests for rehearing, clarification, and the like, filed by parties since the issuance of the order.

DETM also was included in a group of 11 parties required to make written demonstrations regarding index price reporting practices. The Order required DETM to state the disciplinary actions taken, identify its code of conduct for price submissions, show that its submission practices lack financial conflicts of interest and show that it is cooperating with related government investigations. The FERC announced on July 23, 2003 that it “accepted” DETM’s account of internal remedies for reporting natural gas trading data and stated that DETM met the order’s requirements.

In late June 2003, the FERC issued an Order to Show Cause concerning Enron-type gaming behavior. The FERC is encouraging parties to consider settlement of these issues and is requiring parties to attend settlement discussions with the FERC trial staff. DETM is complying with the FERC’s request, but will continue to vigorously defend its conduct in the Western markets. In a companion Order, the FERC has required suppliers, including DETM, to justify bids in the CAISO and CalPX markets made above the level of $250 per megawatt during the period May 1, 2000 through October 1, 2000. DETM is responding to the staff’s data requests.

On August 1, 2003, the FERC staff issued a supplemental report regarding its investigation to determine whether generators located in California physically withheld energy from the California market to affect prices during the period from May 1, 2000, to June 30, 2001. The FERC staff concluded that DENA, a market participant with substantial generation resources in California, explained the reasons for any outages at DENA facilities during the relevant period such that DENA will not be subject to further investigation regarding this matter absent new information.

Related Litigation. In December 2002, plaintiffs filed class-action suits against Duke Energy and numerous other energy companies in state court in Oregon and in federal court in Washington state making allegations similar to those in the California suits (see Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation,” in Duke Energy’s Form 10-K for December 31, 2002 for additional information on California litigation). Plaintiffs allege they paid unreasonably high prices for electricity and/or natural gas during the time period from January 2000 to the present as a result of defendants’ activities which were fraudulent, negligent and in violation of each state’s business practices laws. Those suits have been dismissed. On April 28, 2003, five individuals from three states filed a class action lawsuit against Duke Energy and numerous other energy companies in Superior Court of the State of California, San Diego, County, on behalf of purchasers of electric and/or natural gas energy residing in the states of Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana. On June 30, 2003, the Attorney General of the State of Montana, for the state and its citizens, and a rural electric cooperative filed suit in the First Judicial District of Montana, County of Lewis and Clark, against numerous energy companies including DETM. Plaintiffs claim that wholesale and retail pricing throughout the “West Coast Energy Market” is dominated by trading and pricing in California and allege that defendants, acting unilaterally and in concert with other energy companies, engaged in manipulation of the supply of energy into the California markets, resulting in artificially high electricity prices. Plaintiffs, also alleging that defendants’ actions were in violation of California’s antitrust and unfair business practices laws, seek actual and treble damages; restitution of funds acquired by unfair or unlawful means; an injunction prohibiting the defendants from engaging in the alleged unlawful activity; and other appropriate relief.

In March 2003, a California state court in Los Angeles unsealed a lawsuit originally filed August 2002 against numerous energy company defendants, including DETM. The plaintiffs, seeking to act on behalf of the State of California under the False Claims Act, made claims similar to those in other lawsuits alleging manipulation of the electricity market in California, and claim that defendants, conspiring to defraud state governmental entities, made “false records or statements.” The plaintiffs sought unspecified damages in the maximum amount allowed under the pertinent laws. On January 15, 2003, this lawsuit was dismissed without prejudice.

Seven class action lawsuits were filed against Duke Energy entities in California state courts in May and June 2003 alleging generally that defendants, alone and in concert with others, manipulated the natural gas markets by various means, including, in some suits, engaging in “wash” trades, providing false information to natural gas trade publications, and unlawfully exchanging information, resulting in artificially high energy prices. Alleging that defendants are in violation of California’s antitrust and unfair business practices laws, plaintiffs seek class action certification, unspecified compensatory and treble damages, restitution and disgorgement of unfairly or unlawfully obtained monies, an order prohibiting the defendants from engaging in the alleged unlawful conduct, attorneys’ fees and costs, and other appropriate relief.

Trade publications. In November 2002, the Lieutenant Governor of the State of California, on behalf of himself, the general public and taxpayers of California, filed a class-action suit against the publisher of natural gas trade publications and numerous other defendants, including seven Duke Energy entities, in state court in Los Angeles, alleging that the defendants engaged in various unlawful acts, including artificially inflating the index prices of natural gas reported in industry publications through collusive behavior, and have thereby violated state business practices laws. The plaintiffs seek an order prohibiting the defendants from engaging in the acts complained of, restitution, disgorgement of profits acquired through defendants’ alleged unlawful acts, an award of civil fines, compensatory and punitive damages in unspecified amounts and other appropriate relief. On July 8, 2003, the court issued an opinion granting the motions of defendants to dismiss the complaint on filed rate and preemption grounds. In so ruling, the court granted leave to the plaintiffs to amend the complaint with certain restrictions so as not to contravene the intent of the ruling.

Sacramento Municipal Utility District (SMUD) and City of Burbank, California FERC Complaints. In July 2002 and August 2002, respectively, the SMUD and the City of Burbank, California filed complaints with the FERC against DETM and other providers of wholesale energy requesting that the FERC mitigate alleged unjust and unreasonable prices in sales contracts entered into between DETM and the complainants in the first quarter of 2001. The complainants, alleging that DETM had the ability to exercise market power, claim that the contract prices are unjust and unreasonable because they were entered into during a period that the FERC determined the western markets to be dysfunctional and uncompetitive and that the western markets influenced their price. In support of their request to mitigate the contract price, the complainants rely on the fact that the contract prices are higher than prices in the West following implementation of the FERC’s June 2001 price mitigation plan. The complainants request the FERC to set “just and reasonable” contract rates and to promptly set a refund effective date. In September 2002, the FERC issued an order in the Sacramento matter setting forth, in part, that the matter be set for an evidentiary hearing to be held in abeyance until the parties engage in settlement negotiations and that a refund effective date of September 22, 2002 be established. DETM participated in settlement proceedings and reached a settlement with the SMUD in February 2003. In February 2003, the SMUD filed to withdraw its FERC complaint against DETM. On March 10, 2003, the FERC issued an order in the Burbank matter setting forth, in part, that the matter be set for an evidentiary hearing to be held in abeyance until the parties engage in settlement negotiations, and that a refund effective date of October 11, 2002 be established. Pursuant to a March 20, 2003 order from the FERC, the parties to the Burbank proceeding engaged in settlement discussions. In June 2003, DETM and the City of Burbank executed a settlement agreement, and the City withdrew its FERC complaint against DETM.

Trading Matters. Since April 2002, 17 shareholder class-action lawsuits have been filed against Duke Energy: 13 in the United States District Court for the Southern District of New York and four in the United States District Court for the Western District of North Carolina. The 13 lawsuits pending in New York were consolidated into one action and included as co-defendants Duke Energy executives and two investment banking firms. In December 2002, the New York court granted in all respects the defendants’ motion to dismiss the plaintiffs’ claims. The four lawsuits pending in North Carolina name as co-defendants Duke Energy executives. Two of the four North Carolina suits were consolidated. This consolidated case involved claims under the Employee Retirement Income and Security Act relating to Duke Energy’s Retirement Savings Plan. This consolidated action named Duke Energy board members as co-defendants. In late June 2003, the federal court in North Carolina dismissed with prejudice the consolidated ERISA-based action. The plaintiffs have appealed the dismissal. All but two of the original 17 shareholder suits now have been dismissed. In addition, Duke Energy has received three shareholder derivative notices demanding that it commence litigation against named executives and directors of Duke Energy for alleged breaches of fiduciary duties and insider trading. Duke Energy’s response to the derivative demands is not required until 90 days after receipt of written notice requesting a response.

The class-action lawsuits and the threatened shareholder derivative claims arise out of allegations that Duke Energy improperly engaged in “round trip” trades which resulted in an alleged overstatement of revenues over a three-year period. The plaintiffs seek recovery of an unstated amount of compensatory damages, attorneys’ fees and costs for alleged violations of securities laws. Duke Energy intends to vigorously defend itself and its named executives and board members against these allegations and will seek dismissal of the remaining two suits. In July 2003, a former trader with DEM brought a lawsuit against Duke Energy, DENA and DEM in federal court in the Southern District of Texas that contains allegations of round trip trading and accounting issues. The lawsuit asserts claims of securities fraud relating to options and stock acquired by him as part of his compensation package, as well as additional claims relating to his employment.

In October 2002, the FERC issued a data request to the “Largest North American Gas Marketers, As Measured by 2001 Physical Sales Volumes (Bcf/d),” including DETM. In general, the data request asks for information concerning natural gas price data submitted by the gas marketers to publishers of natural gas price indices. DETM responded to the FERC’s data request, and is also responding to requests by the Commodities Future Trading Commission (CFTC) for similar information. The March 26, 2003 FERC staff recommendations (see “Western Power Disputes” above) included a report on the FERC’s investigation regarding information provided to publications. The report noted that the practice in Duke Energy’s Salt Lake City office was to report actual transactions while the practice in the Houston office was to report a sense of the market while sometimes taking Duke Energy’s open positions into account. The FERC staff report also identified controls that should be implemented to address inaccurate reporting of information to trade publications. Duke Energy has implemented the controls identified in the report. Management is unable to predict the outcome of any, actions the FERC or the CFTC may take with respect to these matters.

Sonatrach/Citrus Trading Corporation (Citrus). Duke Energy LNG Sales, Inc. (Duke LNG) claims in this arbitration that Sonatrach, the Algerian state-owned energy company, together with its liquefied natural gas (LNG) sales and marketing subsidiary, Sonatrading Amsterdam B.V. (Sonatrading), have breached their obligations to provide shipping under an LNG Purchase Agreement and related Transportation Agreements (the Sonatrach Agreements) relating to Duke LNG’s purchase of LNG from Algeria and its transportation by LNG tanker to Lake Charles, Louisiana. Sonatrading and Sonatrach, on the other hand, claim that Duke LNG repudiated the Sonatrach Agreements as a result of, among other things, Duke LNG’s alleged failure to diligently seek commitments from customers, and to submit offers to Sonatrading based on such commitments, for the purchase of LNG from Sonatrading. The arbitration was bifurcated into liability and damages phases, with the liability phase concluding in March 2003. On July 11, 2003, the Tribunal issued its Partial Award on liability issues, finding that Sonatrach and Sonatrading had breached their obligations to provide shipping, rendering them liable to Duke LNG for any resulting damages. The Tribunal also found that Duke LNG had breached the LNG Purchase Agreement with Sonatrading by failing to diligently seek commitments from customers, by failing to submit certain offers to purchase LNG to Sonatrading and by failing to maintain access to sufficient LNG terminalling capacity at the Lake Charles regasification facility. Sonatrading has recently terminated the Sonatrach Agreements and seeks in the arbitration to recover resulting damages from Duke LNG. The damages phase of this proceeding has not yet been scheduled. Management believes that the final disposition of this arbitration will have no material adverse effect on the consolidated results of operations, cash flows or financial position.

In a matter related to the Sonatrach arbitration, Citrus filed suit in March 2003 against Duke LNG in the District Court of Harris County, Texas. The suit alleged that Duke LNG breached the parties’ natural gas purchase contract (the Citrus Agreement) by failing to provide sufficient volumes of gas to Citrus. Duke LNG contends that as a result of Sonatrach’s actions, Duke LNG experienced a loss of LNG supply that affects Duke LNG’s obligations and termination rights under the Citrus Agreement. The Citrus petition seeks unspecified damages and a judicial determination that contrary to Duke LNG’s position, Duke LNG has not experienced a loss of LNG supply. Duke LNG subsequently terminated the Citrus Agreement and filed a counterclaim in the Texas action asserting that Citrus breached the terms of the Citrus Agreement by, among other things, failing to provide sufficient security for the gas transactions. Citrus has denied that Duke LNG has the right to terminate the agreement and has recently stated in correspondence between the parties that Duke LNG’s termination of the agreement was itself a breach entitling Citrus to resulting damages. Both parties, however, accept the fact that the Citrus Agreement has come to an end. Duke LNG continues to evaluate the claims at issue in this matter and intends to vigorously defend itself.

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

In mid-November 2002, various Enron trading entities demanded payment from DETM and DEM for certain energy commodity sales transactions without regard to the set-off rights of DETM and DEM, and demanded that DETM detail balances due under certain master trading agreements without regard to the set-off rights of DETM. On December 13, 2002, DETM and DEM filed an adversary proceeding against Enron, seeking, among other things, a declaration affirming each plaintiff’s right to set off its respective debts to Enron. The complaint alleges that the Enron affiliates were operated by Enron as its alter-ego and as components of a single trading enterprise, and that DETM and DEM should be permitted to exercise their respective rights of mutual set-off against the Enron trading enterprise under the Bankruptcy Code. The complaint also sought the imposition of a constructive trust, so that any claims by Enron against DETM or DEM would be subject to the respective set-off rights of DETM and DEM. On April 17, 2003, DETM and DEM’s adversary proceeding was dismissed by the bankruptcy judge for lack of standing. On April 30, 2003, DETM and DEM filed their notice of appeal of this decision. Oral argument on the appeal is scheduled for September 19, 2003.

Management believes that the final disposition of the Enron bankruptcy will have no material adverse effect on consolidated results of operations or financial position.

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

Sale-Leaseback Transaction. In May 2003, Duke Energy entered into an agreement to sell its 5400 Westheimer Court office building in Houston, Texas to an unrelated third-party for approximately $78 million. This is a sale-leaseback transaction whereby Duke Energy sold the building but will lease it back over a 15-year lease term. The lease expires in April 2018, with two five-year extensions exercisable at Duke Energy’s option. Duke Energy may also terminate the lease early, in April 2016, without penalty. The future minimum lease payments under the lease are approximately $100 million. Duke Energy does not have an option to purchase the leased facilities at the end of the minimum lease term and has not issued any residual value guarantee of the value of the leased facilities. As such, the gain on the sale of approximately $17 million will be amortized over the minimum term of the lease, which has been accounted for as an operating lease by Duke Energy.

11. Guarantees and Indemnifications

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

Mixed Oxide (MOX) Guarantees. Duke COGEMA Stone & Webster, LLC (DCS) is the prime contractor to the U.S Department of Energy (DOE) under a contract (the Prime Contract) in which DCS will design, construct, operate and deactivate a MOX fuel fabrication facility (MOX FFF). The domestic MOX fuel project was prompted by an agreement between the U.S. and the Russian Federation to dispose of excess plutonium in their respective nuclear weapons programs by fabricating MOX fuel and irradiating such MOX fuel in commercial nuclear reactors. As of June 30, 2003, Duke Energy, through its indirect wholly owned subsidiary, Duke Project Services Group, Inc. (DPSG), held a 40% ownership interest in DCS.

Additionally, Duke Power has entered into a subcontract with DCS (the Duke Power Subcontract) to prepare the McGuire and Catawba nuclear reactors (the Nuclear Reactors) for use of the MOX fuel and to provide for certain terms and conditions applicable to the purchase of MOX fuel produced at the MOX FFF for use in the Nuclear Reactors.

As required under the Prime Contract, DPSG and the other owners of DCS have issued a guarantee to the DOE (the DOE Guarantee) pursuant to which the owners of DCS jointly and severally guarantee to the DOE all of DCS’ payment and performance obligations under the Prime Contract. The Prime Contract consists of a “Base Contract” phase and three option phases. The DOE has the right to extend the term of the Prime Contract to cover the three option phases on a sequential basis, subject to DCS and DOE reaching agreement, through good-faith negotiations on certain remaining open terms applying to each of the option phases. Each of the three option phases will be negotiated separately, as the time for exercising each option phase becomes due under the Prime Contract. If the DOE does not exercise its right to extend the term of the Prime Contract to cover any or all of the option phases, DCS’ performance obligations under the Prime Contract will end upon completion of the then-current performance phase. Additionally, the DOE has the right to terminate the Prime Contract for convenience at any time. Under the Base Contract phase, which covers the design of the MOX FFF and design modifications to the Nuclear Reactors, DCS is to receive cost reimbursement plus a fixed fee. The first option phase includes construction and cold startup of the MOX FFF and modification of the Nuclear Reactors, and provides for DCS to receive cost reimbursement plus an incentive fee. The second option phase provides for taking the MOX FFF from cold to hot startup, operation of the MOX FFF, and irradiation of the MOX fuel in the Nuclear Reactors. For the second option phase, DCS is to receive a cost reimbursement plus an incentive fee through hot startup and, thereafter, cost-sharing plus a fee. The third option phase involves DCS’ deactivation of the MOX FFF in exchange for a fixed price payment. As of June 30, 2003, DCS’ performance obligations under the Prime Contract include only the Base Contract phase, since the DOE has not yet exercised its option to extend the term of performance under the Prime Contract to the first option phase, and DCS and the DOE have not yet agreed on all open terms and conditions applicable to that phase.

Additionally, DPSG and the other owners of DCS have issued a guarantee to Duke Power (the Duke Power Guarantee) under which the owners of DCS jointly and severally guarantee to Duke Power all of DCS’ payment and performance obligations under the Duke Power Subcontract or any other agreement between DCS and Duke Power implementing the Prime Contract. The Duke Power Subcontract consists of a “Base Subcontract” phase and two option phases. DCS has the right to extend the term of the Duke Power Subcontract to cover the two option phases on a sequential basis, subject to Duke Power and DCS reaching agreement, through good-faith negotiations on certain remaining open terms applying to each of the option phases. Under the Base Subcontract phase, Duke Power will perform technical and regulatory work required to prepare the Nuclear Reactors to use MOX fuel and will receive cost reimbursement plus a fixed fee. The first option phase provides for modification to the Nuclear Reactors as well as additional technical and regulatory work, and provides for Duke Power to receive cost reimbursement plus a fee. The second option phase provides for Duke Power to purchase from DCS MOX fuel produced at the MOX FFF for use in the Nuclear Reactors, at discounts to prices of equivalent uranium fuel, over a 15-year period starting upon completion of the first option phase. As of June 30, 2003, DCS’ performance obligations under the Duke Power Subcontract include only the Base Subcontract phase, since DCS has not yet exercised its option to extend the term of performance under the Duke Power Subcontract to the first option phase, and DCS and Duke Power have not yet agreed on all open terms and conditions applicable to that phase.

The cost reimbursement nature of DCS’ commitment under the Prime Contract and the Duke Power Subcontract limits the exposure of DCS. Credit risk to DCS is limited in that the Prime Contract is with the DOE, a U.S. governmental entity. DCS is under no obligation to perform any contract work under the Prime Contract before funds have been appropriated from the U.S. Congress.

Duke Energy is unable to estimate the maximum potential amount of future payments DPSG could be required to make under the DOE Guarantee and the Duke Power Guarantee due to the uncertainty of whether: the DOE will exercise its options under the Prime Contract; the parties to the Prime Contract and the Duke Power Subcontract, respectively, will reach agreement on the remaining open terms for each option phase under the contracts, and if so, what the terms and conditions might be; and the U.S. Congress will authorize funding for DCS’ work under the Prime Contract. Any liability of DPSG under the DOE Guarantee or the Duke Power Guarantee is directly related to and limited by the terms and conditions contained in the Prime Contract and the Duke Power Subcontract and any other agreements between Duke Power and DCS implementing the Prime Contract, respectively. DPSG also has recourse to the other owners of DCS for any amounts paid under the DOE Guarantee or the Duke Power Guarantee in excess of its proportional ownership percentage of DCS.

As of June 30, 2003, Duke Energy had no liabilities recorded on its Consolidated Balance Sheet for the above mentioned MOX guarantees.

Other Guarantees and Indemnifications. Duke Capital Corporation has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. The maximum potential amount of future payments Duke Capital Corporation could have been required to make under these performance guarantees as of June 30, 2003 was approximately $500 million. Of this amount, approximately $200 million relates to guarantees of the payment and performance of less than wholly owned consolidated entities. Approximately $50 million of the performance guarantees expire in 2004, with the remaining performance guarantees having no contractual expiration. Additionally, Duke Capital Corporation has issued joint and several guarantees to certain of the D/FD project owners, which guarantee the performance of D/FD under its engineering, procurement and construction contracts and other contractual commitments. These guarantees have no contractual expiration and no stated maximum amount of future payments that Duke Capital Corporation could be required to make. Additionally, Fluor Enterprises, Inc., as 50% owner in D/FD, has issued similar joint and several guarantees to the same D/FD project owners. In accordance with the D/FD partnership agreement, each of the D/FD partners is responsible for 50% of any payments to be made under these guarantee contracts.

Westcoast has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method projects, and of entities previously sold by Westcoast to third parties. These performance guarantees require Westcoast to make payment to the guaranteed third party upon the failure of the unconsolidated entity to make payment under certain of its contractual obligations, such as debt, purchase contracts and leases. The maximum potential amount of future payments Westcoast could have been required to make under these performance guarantees as of June 30, 2003 was approximately $75 million. Of these guarantees, approximately $16 million expire from 2004 to 2007, with the remainder expiring after 2007 or having no contractual expiration.

Stand-by letters of credit are conditional commitments issued by banks to guarantee the performance of non-wholly owned entities to a third party or customer. Under these agreements, Duke Capital Corporation has payment obligations which are triggered by the failure of a non-wholly owned entity to make payment to a third party or customer, according to the terms of the underlying contract and the subsequent draw by the third party or customer under the letter of credit. These letters of credit expire in various amounts between 2003 and 2004. The maximum potential amount of future payments Duke Capital Corporation could have been required to make under these letters of credit as of June 30, 2003 was approximately $500 million. Of this amount, approximately $400 million relates to letters of credit issued on behalf of less than wholly owned consolidated entities. Related to these letters of credit, Duke Capital Corporation has received collateral from non-wholly owned consolidated entities in the amount of approximately $370 million as of June 30, 2003.

Duke Capital Corporation has guaranteed the issuance of surety bonds, obligating itself to make payment upon the failure of a non-wholly owned entity to honor its obligations to a third party. As of June 30, 2003, Duke Capital Corporation had guaranteed approximately $90 million of outstanding surety bonds related to obligations of non-wholly owned entities. These bonds expire in various amounts, primarily between 2003 and 2004. Of this amount, approximately $10 million relates to obligations of less than wholly owned consolidated entities.

Field Services and Natural Gas Transmission have issued certain guarantees of debt associated with non-consolidated entities and less than wholly-owned entities, respectively. In the event that non-consolidated entities or less than wholly-owned entities default on the debt payments, Field Services or Natural Gas Transmission would be required to perform under the guarantees and make payment on the outstanding debt balance of the non-consolidated entity. As of June 30, 2003, Field Services was the guarantor of approximately $100 million of debt associated with non-consolidated entities. Natural Gas Transmission was the guarantor of approximately $10 million of debt associated with less than wholly-owned entities (including $5 million related to Westcoast). These guarantees principally expire in 2003 for Field Services and 2019 for Natural Gas Transmission.

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

Duke Energy has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These indemnification agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants set forth in these agreements. Typically, claims may be made by third parties under these indemnification agreements for various periods of time depending on the nature of the claim. Duke Energy’s maximum potential exposure under these indemnification agreements can range from a specified dollar amount to an unlimited amount depending on the nature of the claim and the particular transaction. Duke Energy is unable to estimate the total maximum potential amount of future payments under these indemnification agreements due to several factors, including uncertainty as to whether claims will be made under these indemnities.

As of June 30, 2003, the amounts recorded for the guarantees and indemnifications mentioned above are immaterial.

12. Subsequent Events

On July 9, 2003, Duke Energy and Fluor Corporation announced that the D/FD partnership between subsidiaries of the two companies will be dissolved, at the request of Fluor Corporation. The partners of D/FD have adopted a plan for an orderly wind-down of the business of D/FD over the next two years. Many details of the dissolution of the partnership remain to be developed. Duke Energy is still assessing the impact of this event but anticipates that the dissolution of this partnership will not have a material effect on its consolidated results of operations, cash flows or financial position.

In connection with Duke Energy’s continued focus on non-strategic asset sales, on July 24, 2003, International Energy completed the sale of its 85.7% majority interest in P.T. Puncakjaya Power (PJP) in Indonesia for $300 million, including $222 million in project debt, to Freeport-McMoRan Copper & Gold Inc. The $222 million of project debt included in the transaction represents Duke Energy’s share of total project debt of $259 million, which remains with PJP. The sale will result in a reduction to Duke Energy’s consolidated indebtedness of $259 million.

On August 12, 2003, Duke Energy announced that it has entered into an agreement to sell 25% undivided interest in the Duke Energy Vermillion facility for approximately $44 million. Duke Energy expects to record a loss on the sale of approximately $19 million during third quarter 2003. Duke Energy will continue to own the remaining 75% interest in the facility. The sale is subject to regulatory approval but is expected to close by second quarter 2004.

For information on subsequent events related to regulatory matters see Note 5, Notices of Proposed Rulemaking section. For information on subsequent events related to litigation and contingencies see Note 10, Litigation section. For information on subsequent events related to debt, credit facilities and other financing matters see Note 8.

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

Management’s Discussion and Analysis should be read with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Earnings Available for Common Stockholders

For the three months ended June 30, 2003, earnings available for common stockholders were $417 million, or $0.46 per basic share. For the comparable 2002 period, earnings available for common stockholders were $470 million, or $0.57 per basic share. The $53 million decrease was due primarily to decreased earnings before interest and taxes (EBIT) of $37 million (for a detailed discussion, see Consolidated EBIT below) and increased interest expense of $67 million, due primarily to decreased capitalized interest for Duke Energy North America (DENA). These changes were somewhat offset by decreased income tax expense of $52 million, due primarily to decreased earnings before income taxes. (For a detailed discussion of interest and taxes, see Other Impacts on Earnings Available for Common Stockholders.)

For the six months ended June 30, 2003, earnings available for common stockholders were $639 million, or $0.71 per basic share. For the comparable 2002 period, earnings available for common stockholders were $849 million, or $1.05 per basic share. The $210 million decrease was due primarily to charges related to changes in accounting principles of $162 million, or $0.18 per basic share. Those changes included an after-tax and minority interest charge of $151 million, or $0.17 per basic share, related to the implementation of the Emerging Issues Task Force (EITF) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities” and an after-tax charge of $11 million, or $0.01 per basic share, due to the implementation of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” Also contributing to decreased earnings available to common stockholders was increased interest expense of $209 million due primarily to higher debt balances primarily resulting from debt assumed in, and issued with respect to, the acquisition of Westcoast Energy Inc. (Westcoast) and lower capitalized interest for DENA (for a detailed discussion, see Other Impacts on Earnings Available for Common Stockholders). Increased EBIT of $167 million partially offset these decreases (for a detailed discussion, see Consolidated EBIT below).

All amounts discussed in the following Consolidated Operating Revenues, Consolidated Operating Expenses, Consolidated Operating Income and Consolidated EBIT sections are net of intercompany amounts that are eliminated in consolidation.

Consolidated Operating Revenues

Consolidated operating revenues for the three months ended June 30, 2003 increased $1,651 million to $5,268 million from $3,617 million for the same period in 2002. This change was driven by a $1,559 million increase in Sales of Natural Gas and Petroleum Products due primarily to an increase at Field Services related primarily to improved commodity pricing, and an increase at DENA and Other Operations due primarily to the adoption of the final consensus on EITF Issue No. 02-03 on January 1, 2003 upon which Duke Energy began to report revenues and expenses for certain derivative and nonderivative gas and other contracts on a gross basis instead of a net basis. Adopting the final consensus on EITF Issue No. 02-03 did not require a change to prior periods, which had already been changed in 2002 to report amounts on a net basis in accordance with earlier provisions of EITF Issue No. 02-03. Also contributing to increased revenues was a $124 million increase in trading and marketing net margin within Other Operating Revenues, driven by sales of undesignated non-trading derivative contracts for physical gas being shown gross in 2003 and net in 2002. (See Note 2 to the Consolidated Financial Statements.)

Consolidated operating revenues for the six months ended June 30, 2003 increased $4,648 million to $11,573 million from $6,925 million for the same period in 2002. The change was driven by a $4,663 million increase in Sales of Natural Gas and Petroleum Products due primarily to an increase at Field Services related primarily to improved commodity pricing, and an increase at DENA and Other Operations due primarily to the adoption of the final consensus on EITF Issue No. 02-03, as discussed above. The increase due to Sales of Natural Gas and Petroleum Products was partially offset by a $210 million decrease in trading and marketing net margin within Other Operating Revenues driven by sales of undesignated non-trading derivative contracts for physical gas being shown gross in 2003 and net in 2002. (See Note 2 to the Consolidated Financial Statements.)

For a more detailed discussion of operating revenues, see the segment discussions that follow.

Consolidated Operating Expenses

Changes in consolidated operating expenses for both the three months and six months ended June 30, 2003, as compared to the same periods in 2002, were driven by the same changes as consolidated operating revenues: increased commodity prices at Field Services and the adoption of the final consensus on EITF Issue No. 02-03.

For a more detailed discussion of operating expenses, see the segment discussions that follow.

Consolidated Operating Income

Operating income for the three months ended June 30, 2003 decreased $189 million to $714 million from $903 million for the same period in 2002. The lower operating income results were driven by higher depreciation and amortization expenses and lower sales due to milder weather at Franchised Electric, and weaker performance at Duke/Fluor Daniel (D/FD, a 50/50 partnership between Duke Energy and Fluor Enterprises, Inc., a wholly owned subsidiary of Fluor Corporation) due to completing fewer energy plants in 2003 than 2002, and Duke Capital Partners (DCP) due to a charge in 2003 to reflect a permanent reduction in the value of its loan portfolio. These reductions were partially offset by improved European gas marketing results and cost reductions at International Energy. Also contributing to the decrease was a $43 million decrease in net gains on sales of other assets due primarily to a gain of $30 million in 2002 on the sale of Duke Energy’s remaining water operations, a net gain of $16 million in 2002 on the sale of Duke Engineering & Services, Inc. (DE&S) and DukeSolutions, Inc. (DukeSolutions), a gain of $15 million in 2002 on the sale of Duke Energy Merchants, LLC (DEM’s) remaining interest in Canadian 88 and a loss on DEM’s sale of Duke Energy Hydrocarbons, LLC (DE Hydrocarbons) in 2003, offset by gains of $26 million in 2003 on sales of fixed assets at Field Services.

For the six months ended June 30, 2003, operating income was slightly higher than the prior period by $36 million with the largest driver of the higher results being the two additional months of transportation, storage and distribution income from assets acquired or consolidated as part of the Westcoast acquisition.

Consolidated EBIT

Consolidated EBIT for the three months ended June 30, 2003 decreased $37 million to $1,020 million from $1,057 million for the same period in 2002. The change was due primarily to decreased earnings at Franchised Electric, which were driven by unfavorable weather and increased depreciation and amortization costs, and weaker performance at D/FD and DCP. Decreased gains on the sale of assets within Other Operations also contributed to decreased EBIT. These decreases were partially offset by increased commodity price impacts at Field Services, increased marketing margins in International Energy’s European operations and DENA’s gain on the sale of its 50% ownership interest in Duke/UAE Ref-Fuel LLC (Ref-Fuel), offset by decreased energy generation revenues and trading and marketing net margin.

EBIT for the six months ended June 30, 2003 increased $167 million to $1,994 million from $1,827 million for the six months ended June 30, 2002. The increase resulted primarily from two additional months of transportation, storage and distribution income from assets acquired or consolidated as part of the Westcoast acquisition.

For a more detailed discussion of EBIT, see segment discussions below.

Consolidated EBIT is viewed as a non-Generally Accepted Accounting Principles (GAAP) measure under the rules of the Securities and Exchange Commission (SEC). Duke Energy has included EBIT in its disclosures because it is one of the measures used by management to evaluate total company and segment performance. On a segment basis, EBIT represents all profits (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash and cash equivalents are managed centrally by Duke Energy. Since the business units do not manage those items, the gains and losses on foreign currency remeasurement associated with cash balances and third-party interest income on those balances are generally excluded from the segments’ EBIT. Management considers EBIT to be a good indicator of each segment’s operating performance, as it represents the results of Duke Energy’s ownership interests in operations without regard to financing methods or capital structures.

On a consolidated basis, EBIT is also used as one of the measures to assess performance and represents the combination of operating income, and other income and expenses as presented on the Consolidated Statements of Income. The use of EBIT as one of the performance measures on a consolidated basis follows the use of EBIT for assessing segment performance, and Duke Energy believes EBIT is used by its investors as a supplemental financial measure in the evaluation of Duke Energy’s consolidated results of operations.

The following table shows the components of consolidated EBIT and reconciles consolidated operating income and EBIT to net income.

Reconciliation of Operating Income to Net Income (in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating income	$714	$903	$1,607	$1,571
Other income and expenses [a]	306	154	387	256

EBIT	1,020	1,057	1,994	1,827
Interest expense	341	274	681	472
Minority interest expense	60	62	112	94

Earnings before income taxes	619	721	1,201	1,261
Income taxes	195	247	390	405

Income before cumulative effect of change in accounting principles	424	474	811	856
Cumulative effect of change in accounting principles, net of tax and minority interest	—	—	(162)	—

Net income	$424	$474	$649	$856

[a]	Includes gains on sale of equity investments

EBIT should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Duke Energy’s EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner.

Business segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment (in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Franchised Electric	$316	$388	$770	$772
Natural Gas Transmission	306	313	729	579
Field Services	76	41	109	76
Duke Energy North America	211	196	234	250
International Energy	111	57	165	114

Total reportable segment EBIT	1,020	995	2,007	1,791
Other Operations	18	128	(8)	145
Other [a]	(80)	(131)	(111)	(238)

Total reportable segment and other EBIT	958	992	1,888	1,698
EBIT attributable to:
Minority interests	46	42	92	56
Third-party interest income	8	15	11	56
Foreign currency remeasurement gain	8	8	3	17

Consolidated EBIT	$1,020	$1,057	$1,994	$1,827

[a]	Other primarily includes certain unallocated corporate costs and elimination of intersegment profits.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Franchised Electric

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except where noted)	2003	2002	2003	2002
Operating revenues	$1,110	$1,162	$2,361	$2,275
Operating expenses	809	790	1,622	1,536
Gains on sales of other assets, net	—	—	1	—

Operating income	301	372	740	739
Other income, net of expenses	15	16	30	33

EBIT	$316	$388	$770	$772

Sales, GWh [a]	19,415	20,418	41,458	39,939

[a]	Gigawatt-hours

The following table shows the changes in GWh sales and average number of customers for Franchised Electric.

Increase (decrease) over prior year	Three Months Ended	Six Months Ended
Residential sales[a]	(7.2)%	1.7%
General service sales[a]	(2.1)%	0.9%
Industrial sales[a]	(6.8)%	(4.0)%
Total Franchised Electric sales[b]	(4.9)%	3.8%
Average number of customers	2.1%	2.1%

[a]	These are the major components of Franchised Electric’s retail sales.
[b]	Consists of all components of Franchised Electric’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities.

Three Months Ended June 30, 2003 as Compared to June 30, 2002

Operating Revenues. Operating revenues for the three months ended June 30, 2003 decreased $52 million to $1,110 million from $1,162 million for the same period in 2002. The decrease was primarily driven by lower GWh sales to retail customers due to unfavorable weather resulting in lower operating revenues of $54 million. Cooling degree days in the second quarter of 2003 were 30% below average. By comparison, cooling degree days in the second quarter of 2002 were 22% above average.

Operating Expenses. Operating expenses for the three months ended June 30, 2003 increased $19 million to $809 million from $790 million for the same period in 2002. Depreciation and amortization expense increased by $26 million primarily related to North Carolina’s clean air legislation (see Note 5 to the Consolidated Financial Statements). Also contributing to the increase in operating expenses was an insurance recovery of $16 million received in 2002 related to injuries and damages claims which reduced 2002 expenses. These increases were partially offset by $26 million of lower fuel costs due to decreased sales to retail customers.

EBIT. For the three months ended June 30, 2003, EBIT decreased $72 million when compared to the same period in 2002, due primarily to unfavorable weather which was significantly cooler than normal and increased depreciation and amortization expense. These changes were partially offset by decreased fuel costs due to decreased sales to retail customers.

Six Months Ended June 30, 2003 as Compared to June 30, 2002

Operating Revenues. Operating revenues for the six months ended June 30, 2003 increased $86 million to $2,361 million from $2,275 million for the same period in 2002. The increase resulted primarily from wholesale power sales, which contributed $130 million as a result of favorable market conditions (price and demand) coupled with available generation. Partially offsetting the increased wholesale power sales were decreased sales to retail customers of $25 million due to unfavorable weather in the second quarter of 2003.

Operating Expenses. Operating expenses for the six months ended June 30, 2003 increased $86 million to $1,622 million from $1,536 million for the same period in 2002. Depreciation and amortization expense increased by $51 million primarily related to North Carolina’s clean air legislation (see Note 5 to the Consolidated Financial Statements). Expenses also increased due to increased storm costs in 2003 of $28 million. As a result of increased wholesale power sales, fuel costs increased by $17 million. Also contributing to the increase in operating expenses was an insurance recovery received in 2002 related to injuries and damages claims which reduced 2002 operating expenses by $16 million. These increases were partially offset by lower outage costs of $34 million at Franchised Electric’s nuclear and fossil fuel plants.

EBIT. For the six months ended June 30, 2003, EBIT was basically flat.

Natural Gas Transmission

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except where noted)	2003	2002	2003	2002
Operating revenues	$692	$621	$1,660	$1,071
Operating expenses	421	361	988	579
Gains on sales of other assets, net	—	—	1	—

Operating income	271	260	673	492
Other income, net of expenses	45	62	79	99
Minority interest expense	10	9	23	12

EBIT	$306	$313	$729	$579

Proportional throughput, TBtu [a]	742	702	1,824	1,372

[a]	Trillion British thermal units

Three Months Ended June 30, 2003 as Compared to June 30, 2002

Operating Revenues. Operating revenues for the three months ended June 30, 2003 increased $71 million to $692 million from $621 million for the same period in 2002. This increase resulted primarily from $41 million of favorable foreign exchange impacts on revenues from the Canadian operations due to the strengthening Canadian dollar. Additionally, revenues increased due to business expansion projects in the U.S. and increased due to commodity costs of natural gas of approximately $31 million that are passed through without a mark-up to customers at Union Gas Limited (Union Gas), the natural gas distribution operations in Ontario, Canada.

Operating Expenses. Operating expenses for the three months ended June 30, 2003 increased $60 million to $421 million from $361 million for the same period in 2002. This increase was due primarily to the foreign exchange impact on the Canadian operating expenses of $32 million and approximately $31 million in increased expenses related to increased natural gas prices at Union Gas.

Other Income, Net of Expenses. Other income, net of expenses decreased $17 million for the three months ended June 30, 2003, compared to the same period in 2002. A gain of $31 million was recognized on the sale of Natural Gas Transmission’s investment in the Alliance Pipeline and the associated Aux Sable liquids plant in April 2003. This gain was partially offset by lower equity investment earnings in the second quarter of 2003 associated with those facilities and a $27 million construction fee from an affiliate in the second quarter of 2002 related to the successful completion of the Gulfstream Natural Gas System, LLC (Gulfstream), an interstate natural gas pipeline of which Natural Gas Transmission owns 50%. Foreign exchange also negatively impacted other income due to the settlement of hedges related to foreign currency exposure.

EBIT. For the three months ended June 30, 2003, EBIT decreased $7 million, compared to the same period in 2002. As discussed above, this decrease resulted primarily from gains on sales of equity investments in 2003, net of lower equity earnings from those investments, offset by the construction fee from an affiliate related to the successful completion of Gulfstream in 2002 and business expansion projects.

Six Months Ended June 30, 2003 as Compared to June 30, 2002

Operating Revenues. Operating revenues for the six months ended June 30, 2003 increased $589 million to $1,660 million from $1,071 million for the same period in 2002. This increase resulted primarily from January and February 2003 transportation, storage and distribution revenue of $466 million from assets acquired or consolidated as a part of the Westcoast acquisition in March 2002. As a result of the strengthening Canadian dollar, foreign exchange favorably impacted revenues from the Canadian operations by $49 million. Additionally, revenues increased $18 million due to business expansion projects in the U.S., and increased due to commodity costs of natural gas of approximately $31 million that are passed through without a mark-up to customers at Union Gas.

Operating Expenses. Operating expenses for the six months ended June 30, 2003 increased $409 million to $988 million from $579 million for the same period in 2002. This increase was due primarily to incremental operating expenses of $319 million related to January and February 2003 operations of the gas transmission, storage and distribution assets acquired or consolidated in the Westcoast acquisition in March 2002. The increase in expenses was also caused by foreign exchange impacts of $35 million and approximately $31 million in increased expenses related to increased natural gas prices at Union Gas.

For the six months ended June 30, 2003, Natural Gas Transmission’s operating expenses increased approximately 71% when compared to the same period in 2002, while operating revenues increased approximately 55%. The difference was due to the Westcoast operations that were acquired in March 2002. The operating expenses, as a percentage of operating revenues, of the acquired Westcoast natural gas distribution business, are greater than Duke Energy’s natural gas transmission business prior to the acquisition of the Westcoast assets. Gas commodity costs related to the Westcoast distribution business are recovered from customers by increasing revenues by the amount of gas commodity costs expensed (i.e. flowed through to customers).

Other Income, Net of Expenses. Other income, net of expenses decreased $20 million for the six months ended June 30, 2003, compared to the same period in 2002. A gain of $31 million was recognized on the sale of Natural Gas Transmission’s investment in the Alliance Pipeline and the associated Aux Sable liquids plant in April 2003. This gain was offset by lower equity investment earnings associated with these facilities and a $27 million construction fee from an affiliate related to the successful completion of the Gulfstream project in the second quarter of 2002. The 2003 and 2002 six-month periods both include gains of $14 million from the sales of Natural Gas Transmission’s limited partnership interests in Northern Borders Partners L.P. Foreign exchange also negatively impacted other income by $11 million in 2003 due to the settlement of hedges related to foreign currency exposure.

Minority Interest Expense. Minority interest expense increased $11 million for the six months ended June 30, 2003, compared to the same period in 2002. This was due to recognizing a full six months of minority interest expense in 2003, versus only four months during the first six months of 2002, from less than 100% owned subsidiaries acquired in the March 2002 acquisition of Westcoast.

EBIT. For the six months ended June 30, 2003, EBIT increased $150 million when compared to the same period in 2002 due primarily to business expansion projects in the U.S and incremental EBIT related to assets acquired or consolidated as part of the March 2002 acquisition of Westcoast.

Field Services

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except where noted)	2003	2002	2003	2002
Operating revenues	$1,924	$1,376	$4,377	$2,510
Operating expenses	1,861	1,333	4,268	2,432
Gains on sales of other assets, net	26	—	26	—

Operating income	89	43	135	78
Other income, net of expenses	24	11	39	19
Minority interest expense	37	13	65	21

EBIT	$76	$41	$109	$76

Natural gas gathered and processed/transported, TBtu/d [a]	7.9	8.4	7.9	8.4
Natural gas liquid (NGL) production, MBbl/d [b]	361.5	392.0	368.3	390.4
Average natural gas price per MMBtu [c]	$5.41	$3.40	$6.00	$2.86
Average NGL price per gallon [d]	$0.49	$0.37	$0.54	$0.34

[a]	Trillion British thermal units per day
[b]	Thousand barrels per day
[c]	Million British thermal units
[d]	Does not reflect results of commodity hedges

Three Months Ended June 30, 2003 as Compared to June 30, 2002

Operating Revenues. Operating revenues for the three months ended June 30, 2003 increased $548 million to $1,924 million from $1,376 million for the same period in 2002. The increase was primarily driven by an approximate $522 million increase in sales of natural gas, NGLs and other petroleum products. These increases were mainly driven by a $0.12 per gallon increase in average NGL prices and a $2.01 per MMBtu increase in natural gas prices, offset by results of related hedging activity.

Operating Expenses. Operating expenses for the three months ended June 30, 2003 increased $528 million to $1,861 million from $1,333 million for the same period in 2002. The increase was due primarily to approximately $507 million in increased expenses related to purchases of natural gas, NGLs and other petroleum products. The increase in purchases was mainly driven by a $0.12 per gallon increase in average NGL prices, and a $2.01 per MMBtu increase in natural gas prices. Partially offsetting the commodity price increases were charges of approximately $18 million during the second quarter of 2002 for reserves for gas imbalances with suppliers and customers, and storage inventory writedowns.

Gains on Sales of Other Assets, Net. Gains on sales of other assets in 2003 related to the sale of one package of assets to Crosstex Energy Services, L.P. (Crosstex) and a second package of assets to ScissorTail Energy, LLC (ScissorTail). The assets sold to Crosstex consisted of the AIM Pipeline System in Mississippi; a 12.4% interest in the Seminole gas processing plant in Texas; the Conroe gas plant and gathering system in Texas; the Black Warrior pipeline system in Alabama; and two smaller systems—Aurora Centana and Cadeville in Louisiana. The assets sold to ScissorTail consisted of various gas processing plants and gathering pipeline in eastern Oklahoma.

Other Income, Net of Expenses. Other income, net of expenses increased $13 million for the three months ended June 30, 2003, compared to the same period in 2002, due primarily to an $11 million gain on the sale of Class B units of TEPPCO Partners, L.P. (TEPPCO). TEPPCO is a publicly traded limited partnership which owns and operates a network of pipelines for refined products and crude oil, gathers and processes natural gas, and fractionates and transports NGLs.

Minority Interest Expense. Minority interest expense for the three months ended June 30, 2003 increased $24 million, compared to the same period in 2002, due to increased earnings from Duke Energy Field Services, LLC (DEFS), Duke Energy’s joint venture with ConocoPhillips. The increase in minority interest expense was not proportionate to the increase in Field Services’ earnings as the Field Services segment includes the results of incremental hedging activities contracted at the Duke Energy corporate level that are not included in DEFS.

EBIT. The increase in EBIT of $35 million was largely the result of higher NGL prices offset by higher natural gas prices and related hedging activity. Results for 2003 were positively impacted by the gain on sale of assets of $18 million (net of minority interest expense) and the $11 million gain on the sale of the TEPPCO units. In the second quarter of 2002, results were negatively impacted by $13 million (net of minority interest expense) due to increased reserves primarily related to imbalances with customers and suppliers and a storage inventory write-down charge.

Six Months Ended June 30, 2003 as Compared to June 30, 2002

Operating Revenues. Operating revenues for the six months ended June 30, 2003 increased $1,867 million to $4,377 million from $2,510 million for the same period in 2002. The increase was primarily driven by an approximate $1,932 million increase on the sale of natural gas, NGLs and other petroleum products. These increases were mainly driven by a $0.20 per gallon increase in average NGL prices and a $3.14 per MMBtu increase in natural gas prices, offset by related hedging activity. These increases were partially offset by lower trading and marketing net margin of $44 million due primarily to declines in natural gas and NGL trading. Offsetting the decrease in trading and marketing net margin was an increase of approximately $23 million related to physical natural gas asset based marketing activity which, prior to January 1, 2003, was recorded in trading and marketing net margin within Other Operating Revenues but is now presented on a gross basis in revenues and expenses in accordance with the final provisions of EITF Issue No. 02-03.

Operating Expenses. Operating expenses for the six months ended June 30, 2003 increased $1,836 million to $4,268 million from $2,432 million for the same period in 2002. The increase was due primarily to an approximately $1,816 million increase in expenses related to purchases of natural gas, NGLs and other petroleum products. The increase in purchases was mainly driven by a $0.20 per gallon increase in average NGL prices, and a $3.14 per MMBtu increase in natural gas prices. Also contributing to the increase in expenses were higher operating, maintenance, corporate overhead and depreciation costs of approximately $33 million due primarily to increased maintenance, repairs and capital expenditures. Slightly offsetting theses increases were charges of approximately $18 million during the second quarter of 2002, as mentioned above.

Gains on Sales of Other Assets, Net. Gains on sales of other assets all occurred in the second quarter of 2003, as described above.

Other Income, Net of Expenses. Other income, net of expenses increased $20 million for the six months ended June 30, 2003, compared to the same period in 2002, due primarily to an $11 million gain on the sale of Class B units of TEPPCO, as described above.

Minority Interest Expense. Minority interest expense increased $44 million for the six months ended June 30, 2003, compared to the same period in 2002, due to increased earnings from DEFS. The increase in minority interest expense was not proportionate to the increase in Field Services’ earnings as the Field Services segment includes the results of incremental hedging activities contracted at the Duke Energy corporate level that are not included in DEFS.

EBIT. The increase in EBIT of $33 million was largely the result of higher NGL prices being substantially offset by higher natural gas prices, related hedging activity, decreased trading and marketing net margin, and increased operating expenses, as discussed above. Results for 2003 were positively impacted by the gain on sale of assets of $18 million (net of minority interest expense) and the $11 million gain on the sale of the TEPPCO units. The 2002 results were negatively impacted by $13 million (net of minority interest expense) due to increased reserves primarily related to imbalances with customers and suppliers and a storage inventory write-down charge.

Duke Energy North America

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except where noted)	2003	2002	2003	2002
Operating revenues	$962	$409	$2,358	$667
Operating expenses	945	220	2,327	420

Operating income	17	189	31	247
Other income, net of expenses	187	21	196	16
Minority interest (benefit) expense	(7)	14	(7)	13

EBIT	$211	$196	$234	$250

Actual plant production, GWh [a]	4,510	5,377	9,620	9,526
Proportional megawatt capacity in operation			15,206	12,671

[a]	Includes plant production from plants accounted for under the equity method

Three Months Ended June 30, 2003 as Compared to June 30, 2002

Operating Revenues. Operating revenues for the three months ended June 30, 2003 increased $553 million to $962 million from $409 million for the same period in 2002. Revenues increased $672 million in connection with the implementation of the remaining provisions of EITF Issue No. 02-03. As a result of adopting EITF Issue No. 02-03 on January 1, 2003, gains and losses for certain derivative and non-derivative contracts that were previously reported on a net basis in trading and marketing net margin within Other Operating Revenues under EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” are now reported on a gross basis. Specifically, the $672 million increase was primarily related to the presentation effective on January 1, 2003, of certain derivative contracts related to DENA’s wholesale natural gas marketing operations and the presentation of gains and losses from the settlement of many non-derivative contracts on a gross basis in the Consolidated Statements of Income. Adopting the final consensus on EITF Issue No. 02-03 did not require a change to prior periods, which had already been changed in 2002 to report amounts on a net basis in accordance with earlier provisions of EITF issues. The increase related to EITF Issue No. 02-03 was partially offset by a decrease of $78 million in energy generation revenues, due to an $85 million decrease from overall lower power prices offset by a slight increase in power volumes. Also offsetting increased revenues was a $35 million decrease in net trading margin driven by a $46 million increase in 2002 from the appreciation of the fair value of the mark-to-market portfolio as a result of applying improved and standardized valuation modeling techniques to all North American regions in the second quarter of 2002.

Operating Expenses. Operating expenses for the three months ended June 30, 2003 increased $725 million to $945 million from $220 million for the same period in 2002. Similar to the increase in operating revenues discussed above, operating expenses increased $711 million due to the adoption of the final consensus on EITF Issue No. 02-03. Also contributing to the increase in operating expenses was increased energy generation operating, maintenance and depreciation expense of $29 million due to a full three months of operations in 2003 for projects that entered into commercial operations during or after the second quarter of 2002. This increase was offset by a $54 million decrease in the cost of fuel used in electric generation resulting from lower gas cost net of hedging activity. General and administrative costs increased $35 million due primarily to the release of incentive accruals in the second quarter of 2002.

Other Income, Net of Expenses. Other income, net of expenses increased $166 million for the three months ended June 30, 2003, compared to the same period in 2002. The increase was due primarily to the sale of DENA’s 50% ownership interest in Ref-Fuel to Highstar Renewable Fuels LLC for a gain of approximately $175 million in 2003, slightly offset by lower equity earnings from the investment.

Minority Interest (Benefit) Expense. For the three months ended June 30, 2003, losses at Duke Energy Trading and Marketing, LLC (DETM, Duke Energy’s 60/40 joint venture with ExxonMobil Corporation) resulted in a minority interest benefit, whereas earnings at DETM for the prior year resulted in minority interest expense. DETM’s lower results were due to a reduction in mark-to-market earnings.

EBIT. For the three months ended June 30, 2003, EBIT increased $15 million, compared to the same period in 2002. The increase was driven by the factors discussed above, primarily the gain on the sale of Ref-Fuel, offset by decreased energy generation revenues, decreased trading revenues and increased depreciation expenses.

Six Months Ended June 30, 2003 as Compared to June 30, 2002

Operating Revenues. Operating revenues for the six months ended June 30, 2003 increased $1,691 million to $2,358 million from $667 million for the same period in 2002. Revenues increased $1,727 million due to the adoption of EITF Issue No. 02-03, as discussed above. In addition, energy generation revenues increased $7 million as a result of a $51 million increase due to higher volumes, offset by a $44 million decrease due to lower prices. These increases in revenues were offset by a $38 million decrease in net trading margin driven by a $46 million increase in 2002 from the appreciation of the fair value of the mark-to-market portfolio as a result of applying improved and standardized valuation modeling techniques to all North American regions in the second quarter of 2002.

Operating Expenses. Operating expenses for the six months ended June 30, 2003 increased $1,907 million to $2,327 million from $420 million for the same period in 2002. Similar to the increase in operating revenues described above, operating expenses increased $1,753 million due to the adoption of the final consensus on EITF Issue No. 02-03. Also contributing to the increase in operating expenses was increased energy generation operating, maintenance and depreciation expense of $60 million due to a full six months of operations in 2003 for projects that entered into commercial operations during 2002. General and administrative costs increased $89 million due primarily to the release of incentive accruals in 2002.

Other Income, Net of Expenses. Other income, net of expenses increased $180 million for the six months ended June 30, 2003, compared to the same period in 2002. The increase was due primarily to the sale of DENA’s 50% ownership interest in Ref-Fuel to Highstar Renewable Fuels LLC for a gain of approximately $175 million in 2003. Also contributing to the increase was higher equity earnings from Ref-Fuel during the six months ended June 30, 2003 as compared to the same period in 2002.

Minority Interest (Benefit) Expense. For the six months ended June 30, 2003, losses at DETM resulted in a minority interest benefit, whereas earnings at DETM for the prior year resulted in minority interest expense. DETM’s lower results were due to a reduction in mark-to-market earnings.

EBIT. For the six months ended June 30, 2003, EBIT decreased $16 million, compared to the same period in 2002, due to the factors discussed above, primarily decreased trading revenues and increased expenses offset by the gain on the sale of Ref-Fuel.

International Energy

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except where noted)	2003	2002	2003	2002
Operating revenues	$366	$219	$748	$508
Operating expenses	266	179	597	414

Operating income	100	40	151	94
Other income, net of expenses	16	23	24	31
Minority interest expense	5	6	10	11

EBIT	$111	$57	$165	$114

Sales, GWh	5,318	5,014	10,077	9,946
Proportional megawatt capacity in operation			4,887	4,971
Proportional maximum pipeline capacity in operation, MMcf/d [a]			363	363

[a]	Million cubic feet per day

Three Months Ended June 30, 2003 as Compared to June 30, 2002

Operating Revenues. Operating revenues for the three months ended June 30, 2003 increased $147 million to $366 million from $219 million for the same period in 2002. Of this increase, $155 million was due to the adoption of the final consensus on EITF Issue No. 02-03, whereby International Energy began to recognize certain natural gas transactions that were previously reported on a net basis on a gross basis in 2003. Adopting the final consensus on EITF Issue No. 02-03 did not require a change to prior periods, which had already been changed in 2002 to report amounts on a net basis in accordance with earlier provisions of EITF issues. Also contributing to the increase was an $11 million adjustment to revenues and receivables during the second quarter 2003 as a result of a regulatory audit in Brazil. These increases were partially offset by $11 million due to changes in 2003 in the timing of revenue recognition and $11 million due to lower natural gas sales volumes due to the early termination of a natural gas sales contract.

Operating Expenses. Operating expenses for the three months ended June 30, 2003 increased $87 million to $266 million from $179 million for the same period in 2002. Similar to the increase in operating revenues described above, operating expenses increased $121 million due to the adoption of the final consensus on EITF Issue No. 02-03. Increased operating expenses were partially offset by $30 million due to lower natural gas purchases and a reduction in estimated probable losses within this line of business due to the early termination of a natural gas sales contract, and an $8 million decrease in expenses and payables from the regulatory audit in Brazil.

EBIT. For the three months ended June 30, 2003, EBIT increased $54 million, compared to the same period in 2002. The increase was attributable to improved marketing margins and decreased costs in Europe of $28 million, a $19 million adjustment from the regulatory audit in Brazil and $18 million due to a decrease in liquefied natural gas (LNG) activity and a reduction in estimated losses within this line of business due to the early termination of a natural gas sales contract. These increases in EBIT were partially offset by $10 million from the change in values of currencies, primarily related to International Energy’s investments in Mexico and Brazil.

Six Months Ended June 30, 2003 as Compared to June 30, 2002

Operating Revenues. Operating revenues for the six months ended June 30, 2003 increased $240 million to $748 million from $508 million for the same period in 2002. Of this increase, $303 million was due to the adoption of EITF Issue No. 02-03, as discussed above. Also contributing to the increase were revenues of $24 million from assets acquired in France during the third quarter of 2002, $13 million from increased energy prices and $9 million from increased generation at International Energy’s Latin American operations, and an $11 million adjustment to revenues and receivables during the second quarter 2003 as a result of a regulatory audit in Brazil. These increases were partially offset by a $91 million increase in 2002 revenues related to final guidance on accounting from Brazilian regulatory authorities for electricity rationing, a $20 million decrease from currency devaluations within Brazil and Argentina, and $23 million due to changes in the timing of revenue recognition in 2003.

Operating Expenses. Operating expenses for the six months ended June 30, 2003 increased $183 million to $597 million from $414 million for the same period in 2002. Similar to the increase in operating revenues described above, operating expenses increased $269 million due to the adoption of the final consensus on EITF Issue No. 02-03. Additionally, operating expenses increased $20 million from assets acquired in France during the third quarter of 2002 and $4 million from increased prices and $7 million from increased generation within International Energy’s Latin American operations. These increased operating expenses were partially offset by a $91 million increase in 2002 expenses related to final guidance on accounting from Brazilian regulatory authorities for electricity rationing, $12 million due to lower natural gas purchases and a reduction in estimated probable losses within this line of business due to the early termination of a natural gas sales contract, and an $8 million decrease in expenses and payables from the regulatory audit in Brazil.

EBIT. For the six months ended June 30, 2003, EBIT increased $51 million, compared to the same period in 2002. The increase was primarily attributable to improved marketing margins and decreased costs in Europe of $23 million, a $19 million adjustment from the regulatory audit in Brazil, $18 million due to a decrease in LNG activity and a reduction in estimated losses within this line of business due to the early termination of a natural gas sales contract. EBIT also increased due to $20 million in cost reduction efforts and $12 million in increased equity earnings related to International Energy’s investment in National Methanol Company, which was driven by favorable product prices. These increases in EBIT were partially offset by a $16 million decrease from currency valuations and a $26 million decrease related to the timing of revenue recognition, of which $11 million relates to a charge related to the timing of revenue recognition at the Cantarell equity investment in Mexico, a nitrogen-production plant which was acquired with Westcoast.

Other Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Operating revenues	$435	$159	$991	$347
Operating expenses	425	140	1,014	309
(Loss) gains on sales of other assets, net	(8)	61	(20)	46

Operating income	2	80	(43)	84
Other income, net of expenses	17	48	36	60
Minority interest expense (benefit)	1	—	1	(1)

EBIT	$18	$128	$(8)	$145

Three Months Ended June 30, 2003 as Compared to June 30, 2002

Operating Revenues. Operating revenues for the three months ended June 30, 2003 increased $276 million to $435 million from $159 million for the same period in 2002. Revenues increased $315 million at DEM in connection with the adoption of the final consensus on EITF Issue No. 02-03. As a result of adopting EITF Issue No. 02-03 on January 1, 2003, gains and losses for certain derivative and non-derivative contracts that were previously reported on a net basis in trading and marketing net margin within Other Operating Revenues under EITF Issue No. 98-10 are now reported on a gross basis. Specifically, the $315 million increase was primarily related to the presentation on January 1, 2003, of certain derivative contracts and the presentation of gains and losses from the settlement of many nonderivative contracts on a gross basis in the Consolidated Statements of Income.

Adopting the final consensus on EITF Issue No. 02-03 did not require a change to prior periods, which had already been changed in 2002 to report amounts on a net basis in accordance with earlier provisions of EITF issues. Also contributing to the increase were increased revenues at Crescent Resources, LLC (Crescent) of $49 million due primarily to revenues from a multifamily project sale in June 2003 and an increase in revenues from lot sales; and increased revenues at Energy Delivery Services (EDS) of $19 million as a result of EDS beginning operations in May of 2002 and thus not recognizing a full quarter of operations in the prior year. These increases were partially offset by decreases of $69 million in DEM’s trading and marketing net margin driven by the adoption of the final consensus on EITF Issue No. 02-03 and a $49 million decrease due to DEM exiting the hydrocarbons and crude businesses. Also offsetting the increases in revenues was the sale of DE&S and DukeSolutions in 2002, which contributed $36 million to revenues during the second quarter of 2002.

Operating Expenses. Operating expenses for the three months ended June 30, 2003 increased $285 million to $425 million from $140 million for the same period in 2002. Similar to the increase in operating revenues described above, operating expenses increased $235 million due to the adoption of the final consensus on EITF Issue No. 02-03. Also contributing to the increase were increased expenses at Crescent of $51 million due primarily to the cost of a multifamily project sale and an increase in the cost of developed lots sold; increased expenses at EDS of $18 million as a result of EDS beginning operations in May of 2002 and thus not recognizing a full quarter of operations in the prior year; and a $14 million reserve in 2003 at DCP to reflect a permanent reduction in the value of its loan portfolio. These increases in expenses were partially offset by a $49 million decrease due to DEM exiting the hydrocarbons and crude businesses and by the sale of DE&S and DukeSolutions in 2002, which contributed $36 million to expenses during the second quarter of 2002.

(Loss) Gains on Sales of Other Assets, Net. (Loss) gains on sales of other assets for the three months ended June 30, 2003 changed $69 million to a loss of $8 million from a gain of $61 million for the same period in 2002. The change was due primarily to net gains during the second quarter of 2002 of $30 million on the sale of Duke Energy’s remaining water operations, $16 million on the sale of DE&S and DukeSolutions, and $15 million on the sale of DEM’s remaining interest in Canadian 88. Also contributing to the change in gains was DEM’s loss on the sale of DE Hydrocarbons in 2003.

Other Income, Net of Expenses. Other income, net of expenses decreased $31 million for the three months ended June 30, 2003, compared to the same period in 2002. The decrease was due primarily to decreased equity earnings related to D/FD, a 50/50 partnership between subsidiaries of Duke Energy and Fluor Corporation. In 2002, D/FD completed a number of energy plants, most of which were constructed for DENA and therefore the related intercompany profit was eliminated within the Other group.

EBIT. For the three months ended June 30, 2003, EBIT decreased $110 million, compared to the same period in 2002. As discussed above, the decline in EBIT was primarily driven by the $69 million decline on the sale of assets and the $31 million decline in other income as a result of the D/FD business.

Six Months Ended June 30, 2003 as Compared to June 30, 2002

Operating Revenues. Operating revenues for the six months ended June 30, 2003 increased $644 million to $991 million from $347 million for the same period in 2002. As discussed above, operating revenues increased $828 million due primarily to the adoption of the final consensus on EITF Issue No. 02-03 by DEM. Also contributing to the increase were increased revenues at Crescent of $49 million due primarily to revenues from a multifamily project sale in June 2003 and an increase in revenues from lot sales; and increased revenues at EDS of $50 million as a result of EDS beginning operations in May of 2002 and thus not recognizing a full six months of operations in the prior year. These increases were partially offset by a $120 million decrease in DEM’s trading and marketing net margin driven by the adoption of the final consensus on EITF Issue No. 02-03 and $59 million decrease due to DEM exiting the hydrocarbons and crude businesses in 2003. Also offsetting the increases in revenues was the sale of DE&S and DukeSolutions in 2002, which contributed $162 million to revenues during the first six months of 2002.

Operating Expenses. Operating expenses for the six months ended June 30, 2003 increased $705 million to $1,014 million from $309 million for the same period in 2002. Similar to the increase in operating revenues described above, operating expenses increased $713 million due primarily to the adoption of the final consensus on EITF Issue No. 02-03. Also contributing to the increase were increased expenses at Crescent of $51 million due primarily to the cost of a multifamily project sale and an increase in the cost of developed lots sold; increased expenses at EDS of $47 million as a result of EDS beginning operations in May of 2002 and thus not recognizing a full six months of operations in the prior year; and a $14 million reserve in 2003 at DCP to reflect a permanent reduction in the value of its loan portfolio. These increases in expenses were partially offset by the sale of DE&S and DukeSolutions in 2002, which contributed $158 million to expenses during the first six months of 2002 and a $35 million decrease due to DEM exiting the hydrocarbons and crude businesses in 2003.

(Loss) Gains on Sales of Other Assets, Net. (Loss) gains on sales of other assets for the six months ended June 30, 2003 changed $66 million to a loss of $20 million from a gain of $46 million for the same period in 2002. The change was due primarily to net gains during 2002 of $30 million on the sale of Duke Energy’s remaining water operations, $15 million on the sale of DEM’s remaining interest in Canadian 88 and the sale of DE&S and DukeSolutions. Also contributing to the change in gains was DEM’s loss on the sale of DE Hydrocarbons in 2003.

Other Income, Net of Expenses. Other income, net of expenses decreased $24 million for the six months ended June 30, 2003, compared to the same period in 2002. The decrease was due primarily to decreased equity earnings related to D/FD. In 2002, D/FD completed a number of energy plants, most of which were constructed for DENA and therefore the related intercompany profit was eliminated within the Other group.

EBIT. For the six months ended June 30, 2003, EBIT decreased $153 million, compared to the same period in 2002. As discussed above, the decline in EBIT was primarily driven by the $66 million decrease due to the sale of assets and the $24 million decrease in other income as a result of the D/FD business. The decline in EBIT was also driven by increased expenses at DEM related to exiting the proprietary trading business.

Other

For the three months ended June 30, 2003, EBIT for Other improved $51 million to a loss of $80 million from a loss of $131 million for the same period in 2002. For the six months ended June 30, 2002, it improved $127 million to a loss of $111 million from a loss of $238 million for the same period in 2002. The increases were due primarily to decreased intercompany profits between Duke Energy’s segments which are eliminated within Other. These intercompany profits are primarily a result of earnings at D/FD for energy plants it has under construction or completed for DENA and Franchised Electric, and profits on gas contracts between DENA and Natural Gas Transmission.

Other Impacts on Earnings Available for Common Stockholders

Interest expense increased $67 million for the three months June 30, 2003, compared to the same period in 2002. The increase was due primarily to a decrease in capitalized interest for DENA resulting from significantly lower plant construction activity in 2003 in addition to increased outstanding debt and higher average interest rates as a result of reduced reliance on commercial paper programs.

For the six months ended June 30, 2003, interest expense increased $209 million, compared to the same period in 2002. The increase was due to higher debt balances primarily resulting from debt assumed in, and issued with respect to, the acquisition of Westcoast and lower capitalized interest for DENA. The remaining portion of the increase was due to higher average interest rates as a result of reduced reliance on commercial paper programs.

Minority interest expense decreased $2 million for the three months and increased $18 million for the six months ended June 30, 2003, compared to the same periods in 2002. Minority interest expense includes expense related to regular distributions on preferred securities of Duke Energy and its subsidiaries, which decreased $7 million for the three months and $15 million for the six months ended June 30, 2003, as compared to the same periods in 2002. The decreases were due primarily to lower distributions related to Catawba River Associates, LLC. Beginning in October 2002 due to changes in the entity’s ownership structure, costs associated with this financing have been classified as interest expense.

Minority interest expense as shown and discussed in the preceding business segment EBIT sections includes only minority interest expense related to EBIT of Duke Energy’s joint ventures. It does not include minority interest expense related to interest and taxes of the joint ventures. Total minority interest expense related to the joint ventures (including the portion related to interest and taxes) increased $5 million for the three months and $33 million for the six months ended June 30, 2003, as compared to the same periods for 2002. The 2003 increases were driven by increased earnings from DEFS and from recognizing a full six months of minority interest expense in 2003, versus only three months during 2002, from less than wholly owned subsidiaries acquired in the March 2002 acquisition of Westcoast. These increases were partially offset by decreased earnings at DETM.

The effective tax rate decreased to 31.5% for the three months ending June 30, 2003 as compared to 34.3% for the same period in 2002, due primarily to the increase in foreign pretax income in jurisdictions that have a lower statutory rate. The effective tax rate increased slightly to 32.5% for the six months ending June 30, 2003 as compared to 32.1% for the same period in 2002 due to a 2002 benefit from a change in federal tax rate law relating to the deduction of employee stock ownership dividends offset by the change in 2003 foreign pre-tax income in jurisdictions that have lower statutory rates.

During the first quarter of 2003, Duke Energy recorded a net-of-tax and minority interest cumulative effect adjustment for a change in accounting principles of $162 million, or $0.18 per basic share, as a reduction in earnings. The change in accounting principles included an after-tax and minority interest charge of $151 million, or $0.17 per basic share, related to the implementation of EITF Issue No. 02-03 (see Note 2 to the Consolidated Financial Statements) and an after-tax charge of $11 million, or $0.01 per basic share, due to the implementation of SFAS No. 143, (see Note 2 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, Duke Energy had $1,482 million in cash and cash equivalents compared to $857 million as of December 31, 2002. Duke Energy’s working capital was a $634 million surplus as of June 30, 2003, compared to a $137 million deficit as of December 31, 2002. Duke Energy relies upon cash flows from operations, as well as borrowings and the sale of assets to fund its liquidity and capital requirements. A material adverse change in operations or available financing may impact Duke Energy’s ability to fund its current liquidity and capital resource requirements.

In addition to the risk associated with the market fluctuation in the price of natural gas, electricity and other energy-related products marketed and purchased, Duke Energy is exposed to the risk of loss resulting from non-performance of contractual obligations by a counterparty. During 2003, certain counterparties who have contractual arrangements with Duke Energy have either encountered financial difficulty or declared bankruptcy. Duke Energy has taken active measures, such as the modification of collateral agreements and modification of existing contracts, to mitigate the risks associated with such counterparties and as of June 30, 2003, has not realized material losses from non-performance of such counterparties. While Duke Energy has the processes in place to monitor and attempt to mitigate economic exposures to these counterparties, the energy sector remains financially distressed. For additional information, see Credit Risks in Note 7 to the Consolidated Financial Statements.

Operating Cash Flows

Net cash provided by operations increased $342 million for the six months ended June 30, 2003 when compared to the same period in 2002. The increase in cash provided by operating activities was due primarily to favorable changes in working capital compared to 2002, which was principally related to an improved cash collateral position.

Investing Cash Flows

Net cash used in investing activities decreased $4,445 million for the six months ended June 30, 2003 when compared to the same period in 2002. Capital and investment expenditures decreased $3,577 million for the six months ended June 30, 2003 when compared to the same period in 2002. Decreased capital expenditures were due primarily to the 2002 acquisition of Westcoast for $1,707 million in cash, net of cash acquired, a decrease in DENA’s investments in generating facilities, a decrease in plant construction costs at Franchised Electric, and a decrease in investments in property, plant and equipment at Field Services and International Energy. Investment activities also decreased in 2003 compared to 2002, due primarily to reduced investments at Other Operations (primarily related to DCP) and Natural Gas Transmission’s investment in a 50% interest in Gulfstream. Increased proceeds of $1,045 million from sales of equity investments and other assets also contributed to the decrease in net cash used in investing activities. The increased proceeds in 2003 were due primarily to the sale of DENA’s 50% ownership interest in Ref-Fuel, as well as the sale of Natural Gas Transmission’s wholly owned Empire State Pipeline and its investment in the Alliance Pipeline and the associated Aux Sable liquids plant, and DEM’s sale of DE Hydrocarbons.

Financing Cash Flows and Liquidity

Duke Energy’s consolidated capital structure as of June 30, 2003, including short-term debt, was 55% debt, 37% common equity, 4% minority interests, 3% trust preferred securities and 1% preferred stock. Fixed charges coverage ratio, calculated using the SEC guidelines, was 2.6 for the six months ended June 30, 2003 and 2.7 for the six months ended June 30, 2002.

Cash flows from financing activities changed $3,959 million to net cash used in financing activities of $1,061 million for the six months ended June 30, 2003 from net cash provided by financing activities of $2,898 million for the six months ended June 30, 2002. This change is due primarily to the net reduction of outstanding long-term debt, of guaranteed preferred beneficial interests in subordinated notes and of notes payable and commercial paper during the first six months of 2003 as compared to the same period in 2002 when Duke Energy acquired Westcoast and financed other business expansion projects.

Duke Energy’s cash requirements for 2003 are expected to be funded by cash from operations and the sale of assets, and to be adequate for funding capital expenditures, dividend payments and repaying approximately $1,800 million of debt and trust preferred securities in 2003. During the first seven months of 2003, Duke Energy announced or completed asset sales of approximately $1,700 million in gross proceeds, including $58 million of debt related to the sale of Empire State Pipeline and $222 million of proportional project debt related to the sale of P.T. Puncakjaya Power (PJP). In addition, Duke Energy plans to obtain some funding through common stock issuances in its InvestorDirect Choice Plan (a stock purchase and dividend reinvestment plan) and employee benefit plans, and may continue to access the capital markets depending on market opportunities and other factors. Duke Energy does not have any material off-balance sheet financing entities or structures, except for normal operating lease arrangements and guarantee contracts. For additional information on these commitments, see Notes 10 and 11 to the Consolidated Financial Statements and the Commercial Commitments table in “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources – Contractual Obligations and Commercial Commitments” in Duke Energy’s Form 10-K for December 31, 2002. Management believes Duke Energy has adequate financial flexibility and resources to meet its future needs.

Credit Ratings. In March 2003, Moody’s Investor Service (Moody’s) placed its long-term and short-term ratings of Duke Energy, Duke Capital Corporation (a wholly owned subsidiary of Duke Energy that provides financing and credit enhancement services for its subsidiaries) and DEFS, and its long-term ratings of Texas Eastern Transmission, LP (Texas Eastern) and PanEnergy Corp (PanEnergy), on Review for Potential Downgrade. In June 2003, Moody’s lowered its long-term rating of Duke Energy, its long-term and short-term ratings of Duke Capital Corporation, and its long-term ratings of Texas Eastern and PanEnergy one ratings level. Moody’s actions were prompted by concerns regarding leverage ratios and cash flow coverage metrics at Duke Energy, and uncertainties associated with cash flow contributions from DENA and Duke Energy International, LLC. Moody’s concluded its actions by placing Duke Energy, Duke Capital Corporation, Texas Eastern and PanEnergy on Stable Outlook. Moody’s continues to have DEFS on Review for Potential Downgrade. Moody’s review of DEFS was prompted by perceived pressures on DEFS’ debt coverage ability.

In June 2003, Standard & Poor’s (S&P) lowered its long-term ratings of Duke Energy, Duke Capital Corporation and its subsidiaries (with the exception of Maritimes & Northeast Pipeline, LLC and Maritimes & Northeast Pipeline, LP (collectively, M&N Pipeline) and DEFS) one ratings level. In addition, S&P lowered its short-term ratings of Westcoast and Union Gas. S&P’s actions were based on concern about Duke Energy’s ability to strengthen its financial profile during the remainder of 2003 and in 2004, and its ability to absorb any further weakening in operating cash flows, while still meeting its debt reduction targets. S&P concluded its actions by leaving Duke Energy and its subsidiaries, excluding M&N Pipeline and DEFS, on Negative Outlook.

The following table summarizes the credit ratings of Duke Energy, its principal funding subsidiaries and its trading and marketing subsidiary DETM as of June 30, 2003.

Credit Ratings Summary as of June 30, 2003
	Standard and Poors	Moody’s Investor Service	Fitch Ratings	Dominion Bond Rating Service
Duke Energy [a]	BBB+	Baa1	A-	Not applicable
Duke Capital Corporation [a]	BBB	Baa3	BBB	Not applicable
Duke Energy Field Services [a]	BBB	Baa2	BBB	Not applicable
Texas Eastern Transmission, LP a	BBB+	Baa2	BBB+	Not applicable
Westcoast Energy Inc. [a]	BBB+	Not applicable	Not applicable	A(low)
Union Gas Limited [a]	BBB+	Not applicable	Not applicable	A
Maritimes & Northeast Pipeline, LLC [b]	A	A1	Not applicable	Not applicable
Maritimes & Northeast Pipeline, LP b	A	A1	Not applicable	A
Duke Energy Trading and Marketing, LLC [c]	BBB-	Not applicable	Not applicable	Not applicable

[a]	Represents senior unsecured credit rating
[b]	Represents senior secured credit rating
[c]	Represents corporate credit rating

Duke Energy’s credit ratings are dependent on, among other factors, the ability to generate sufficient cash to fund Duke Energy’s capital and investment expenditures and dividends, while strengthening the balance sheet through debt reductions. If, as a result of market conditions or other factors affecting Duke Energy’s business, Duke Energy is unable to execute its business plan or if its earnings outlook deteriorates, Duke Energy’s ratings could be further affected.

Duke Energy and its subsidiaries are required to post collateral under trading and marketing and other contracts. Typically, the amount of the collateral is dependent upon Duke Energy’s economic position at points in time during the life of a contract and the credit rating of the subsidiary obligated under the collateral agreement. DETM currently generates the majority of Duke Energy’s collateral requirements.

A reduction in DETM’s credit rating to below investment grade at June 30, 2003 would have resulted in the posting of additional cash collateral of up to approximately $220 million by Duke Energy.

If credit ratings for Duke Energy or its affiliates fall below investment grade there is likely to be a negative impact on its working capital and terms of trade that is not possible to quantify fully in addition to the posting of additional collateral described above.

For a discussion of Duke Energy’s significant financing activities, see Notes 8 and 9 to the Consolidated Financial Statements. For a discussion of Duke Energy’s credit facilities and related borrowings and effective SEC and Canadian shelf registrations, see Note 8 to the Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments

As part of Duke Energy’s 2003 coal procurement strategy, Duke Power has increased its coal contract commitments thereby reducing price and availability exposure in the spot market. Duke Power has entered into commitments to purchase coal at fixed prices through 2006. Duke Power committed to additional purchases of approximately $260 million in 2004, approximately $200 million in 2005, and approximately $60 million in 2006.

CURRENT ISSUES

For information on current issues related to Duke Energy, see the following Notes to the Consolidated Financial Statements: Note 5, Regulatory Matters, and Note 10, Commitments and Contingencies.

New Accounting Standards

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Duke Energy has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized on the date of Duke Energy’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 will affect the timing of recognizing future restructuring costs as well as the amounts recognized as liabilities.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (an amendment of FASB Statement No. 123).” In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are included in Note 2 to the Consolidated Financial Statements.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities, including the qualifications for the normal purchases and normal sales exception, under SFAS No. 133. The amendment reflects decisions made by FASB and the Derivatives Implementation Group (DIG) process in connection with issues raised about the application of SFAS No. 133. Generally, the provisions of SFAS No. 149 will be applied prospectively for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 provisions that resulted from the DIG process that became effective in quarters beginning before June 15, 2003 will continue to be applied based upon their original effective dates. Duke Energy is currently assessing the impact of adoption of SFAS No. 149 on its Consolidated Financial Statements.

On June 25, 2003, the FASB cleared the guidance contained in DIG Issue C20, “Scope Exceptions: Interpretation of the Meaning of ‘Not Clearly and Closely Related’ in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature.” DIG Issue C20, which applies only to the guidance in paragraph 10(b) of FASB Statement No. 133 and not in reference to embedded derivatives, describes three circumstances in which the underlying in a price adjustment incorporated into a contract that otherwise satisfies the requirements for the normal purchases and normal sales exception would be considered to be “not clearly and closely related to the asset being sold or purchased.” The guidance in DIG Issue C20 is effective for Duke Energy on October 1, 2003. Duke Energy is currently assessing DIG Issue C20 but does anticipate that it will have a material impact on its consolidated results of operations, cash flows or financial position.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” In May 2003, the FASB issued SFAS No. 150 which establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equities. Under SFAS No. 150, such financial instruments are required to be classified as liabilities in the statement of financial position. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to Duke Energy’s existing financial instruments beginning on July 1, 2003. Duke Energy anticipates that the adoption of this statement will not have a material effect on its consolidated results of operations, cash flows or financial position.

FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” In January 2003, the FASB issued FIN 46 which requires the primary beneficiary of a variable interest entity’s activities to consolidate the variable interest entity. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity’s activities. FIN 46 is immediately applicable to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 is required to be applied in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 also requires certain disclosures of an entity’s relationship with variable interest entities. Duke Energy has not identified any material variable interest entities created, or interests in variable entities obtained after January 31, 2003 which require consolidation or disclosure under FIN 46 and continues to assess the existence of any interests in variable interest entities created on or prior to January 31, 2003. It is reasonably possible that Duke Energy will disclose information about or consolidate one or more variable interest entities upon the application of FIN 46, primarily as the result of investments it has in certain unconsolidated affiliates. Any significant exposure to losses related to these entities would be related to guarantee obligations as discussed in Note 11 to the Consolidated Financial Statements. Additionally, see Note 9 to the Consolidated Financial Statements for a discussion of the impact of adoption of FIN 46 on Duke Energy’s trust preferred securities. Duke Energy continues to assess FIN 46 but does not anticipate that it will have a material impact on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” In May 2003, the EITF reached consensus in EITF Issue No. 01-08 to clarify the requirements of identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to mandate reporting revenue as rental or leasing income that otherwise would be reported as part of product sales or service revenue. EITF Issue No. 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of SFAS No. 13, “Accounting for Leases.” Duke Energy has historically provided storage capacity to outside parties as well as entered into pipeline capacity agreements both as the lessee and as a lessor. Upon application of EITF Issue No. 01-08, the accounting requirements under the consensus could affect the timing of revenue and expense recognition, and revenues reported as transportation and storage services may be required to be reported as rental or leasing income. Should capital-lease treatment be necessary, purchasers of transportation and storage services in the arrangements would be required to recognize assets on their balance sheets. The consensus is to be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in fiscal periods beginning on July 1, 2003. Previous arrangements that would be leases or would contain a lease according to the consensus will continue to be accounted for as transportation and storage purchases or sales arrangements. Duke Energy does not anticipate that the adoption of EITF Issue No. 01-08 will have a material effect on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 03-04, “Accounting for ‘Cash Balance’ Pension Plans.” In May 2003, the EITF reached consensus in EITF Issue No. 03-04 to specifically address the accounting for certain cash balance pension plans. The consensus reached in EITF Issue No. 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. Duke Energy has historically accounted for its cash balance plans as defined benefit plans; however, Duke Energy is required to adopt the measurement provisions of EITF Issue No. 03-04 in its cash balance plans’ next measurement date of September 30, 2003. Any differences in the measurement of the obligation as a result of applying the consensus will be reported as a component of actuarial gain or loss. Duke Energy continues to assess EITF No. 03-04 and anticipates that the adoption of EITF Issue No. 03-04 will decrease pension expense in 2004 by approximately $10 million.

EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes.” In July 2003, the EITF reached consensus in EITF Issue No. 03-11 that determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances. In analyzing the facts and circumstances, EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent,” and Opinion No. 29, “Accounting for Nonmonetary Transactions,” should be considered. Under the EITF’s consensus, transition for this issue would be for transactions or arrangements entered into by Duke Energy after September 30, 2003. The EITF consensus on this issue is not considered final until ratified by the FASB, and the FASB is scheduled to consider ratification of the consensus reached by the EITF in August, 2003. Based upon knowledge of this matter to date, Duke Energy does not anticipate that the adoption of EITF Issue No. 03-11 will have a material effect on its consolidated results of operations, cash flows or financial position.

Subsequent Events

On July 9, 2003, Duke Energy and Fluor Corporation announced that the D/FD partnership between subsidiaries of the two companies will be dissolved at the request of Fluor Corporation. The partners of D/FD have adopted a plan for an orderly wind-down of the business of D/FD over the next two years. Many details of the dissolution of the partnership remain to be developed. Duke Energy is still assessing the impact of this event but anticipates that the dissolution of this partnership will not have a material effect on its consolidated results of operations, cash flows or financial position.

In connection with Duke Energy’s continued focus on non-strategic asset sales, on July 24, 2003, International Energy completed the sale of its 85.7% majority interest in PJP in Indonesia for $300 million, including $222 million in project debt, to Freeport-McMoRan Copper & Gold Inc. The $222 million of project debt included in the transaction represents Duke Energy’s share of total project debt of $259 million, which remains with PJP. The sale will result in a reduction to Duke Energy’s consolidated indebtedness of $259 million.

On August 12, 2003, Duke Energy announced that it has entered into an agreement to sell 25% undivided interest in the Duke Energy Vermillion facility for approximately $44 million. Duke Energy expects to record a loss on the sale of approximately $19 million during third quarter 2003. Duke Energy will continue to own the remaining 75% interest in the facility. The sale is subject to regulatory approval but is expected to close by second quarter 2004.

For information on subsequent events related to regulatory matters, see Note 5 to the Consolidated Financial Statements, Notices of Proposed Rulemaking section. For information on subsequent events related to litigation and contingencies see Note 10 to the Consolidated Financial Statements, Litigation section. For information on subsequent events related to debt, credit facilities and other financing matters, see Note 8 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Price Risk

Duke Energy, substantially through its subsidiaries, is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products marketed and purchased as a result of its proprietary trading activities. Duke Energy employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including forward contracts, futures, swaps and options for trading purposes. On April 11, 2003, Duke Energy announced that it will be exiting proprietary trading at DENA and International Energy. This announcement includes proprietary trading activity within Other Operations (DEM). Duke Energy is also exposed to the impact of market fluctuations in commodity prices and interest rates as a result of its ownership of energy related assets and interest in structured contracts, as well as use of certain interest rate hedge instruments. The use of undesignated non-trading derivatives to manage these risks is reflected as other than trading. (See Notes 2 and 7 to the Consolidated Financial Statements.)

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

Effective January 1, 2003, in connection with the implementation of the remaining provisions of EITF Issue No. 02-03, Duke Energy designated as hedges certain contracts that were previously economic hedges under EITF Issue No. 98-10. Derivative contracts which were not designated as hedges continue to be reported under the mark-to-market accounting method.

Duke Energy is also exposed to market fluctuations in interest rates and foreign exchange rates related to variable rate debt and ownership and investments in foreign operations. Duke Energy closely monitors the risks associated with these exposures and, where appropriate, uses derivatives to hedge interest rate and foreign exchange rate exposures. These derivatives are designated and qualify as effective hedge positions of future cash flows, or fair values of Duke Energy assets and liabilities.

The fair value of designated hedges on Duke Energy’s June 30, 2003 Consolidated Balance Sheets is $1,135 million. This amount represents the combination of certain amounts presented as assets and liabilities for unrealized gains and losses on mark-to-market and hedging transactions on Duke Energy’s Consolidated Balance Sheets.

Credit Risks. In addition to the risk associated with the market fluctuation in the price of natural gas, electricity and other energy-related products marketed and purchased, Duke Energy is exposed to the risk of loss resulting from non-performance of contractual obligations by a counterparty. During 2003, certain counterparties who have contractual arrangements with Duke Energy have either encountered financial difficulty or declared bankruptcy. Duke Energy has taken active measures, such as the modification of collateral agreements and modification of existing contracts, to mitigate the risks associated with such counterparties and as of June 30, 2003, has not realized material losses from non-performance of such counterparties. While Duke Energy has the processes in place to monitor and attempt to mitigate economic exposure to these counterparties, the energy sector remains financially distressed.

Item 4. Controls and Procedures.

Duke Energy’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Duke Energy’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this quarterly report. Duke Energy’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in Duke Energy’s reports under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in Duke Energy’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Duke Energy’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In late 1999, Duke Energy discovered that operations and maintenance personnel at its Moss Landing, California facility were occasionally “backflushing,” a practice initially implemented by the facility’s prior owner, to remove debris from the inlet side of the condensers. The flow of wastewater from this practice was not specifically authorized in the facility’s discharge permit. Upon its discovery, Duke Energy promptly reported the noncompliance to the California Regional Water Quality Control Board (Control Board) and stopped the discharges. After ongoing discussions of this matter, Duke Energy and the Control Board have agreed to the terms of a stipulated order with a civil penalty of $250,000, the bulk of which will be paid as a Supplemental Environmental Project. The Control Board formally approved the stipulated order on May 16, 2003.

For additional information concerning litigation and other contingencies, see Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies;” and Item 3, “Legal Proceedings,” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies,” in Duke Energy’s Form 10-K for December 31, 2002, which are incorporated herein by reference.

Management believes that the final disposition of these proceedings will have no material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Duke Energy Corporation Annual Meeting of Shareholders held on April 24, 2003, the shareholders elected Robert J. Brown, William T. Esrey, George Dean Johnson, Jr., James G. Martin and Richard B. Priory to serve as Class III directors with terms expiring in 2006. Michael E.J. Phelps was elected to serve as a Class I director with a term expiring in 2004. See tabulation of votes below.

Director	For	Withheld
Robert J. Brown	689,132,379	51,499,583
William T. Esrey	711,640,998	28,990,964
George Dean Johnson, Jr.	714,326,843	26,305,119
James G. Martin	714,202,790	26,429,172
Richard B. Priory	709,219,430	31,412,532
Michael E.J. Phelps	617,462,834	123,169,128

G. Alex Bernhardt, Sr., Ann Maynard Gray, Max Lennon, Leo E. Linbeck, Jr., and James T. Rhodes terms of office as director continued after the annual meeting.

The shareholders approved three shareholder proposals presented in the proxy statement for the meeting. With respect to the ratification of the selection of Deloitte & Touche LLP to act as independent auditors to make examination of Duke Energy’s accounts for the year 2003, 695,609,862 shares voted for the proposal, 39,316,807 shares voted against the proposal and 5,705,279 shares abstained. With respect to the proposal to approve amendments to the Duke Energy Corporation 1998 Long-Term Incentive Plan, 504,780,529 shares voted for the proposal, 46,330,359 shares voted against the proposal and 9,621,253 shares abstained. With respect to the proposal to approve the amendment and restatement of the Duke Energy Corporation 2000 Policy Committee Short-Term Incentive Plan to become the Duke Energy Corporation Executive Short-Term Executive Plan, 493,442,492 shares voted for the proposal, 57,783,208 shares voted against the proposal and 9,506,437 shares abstained.

The shareholders did not approve two shareholder proposals presented in the proxy statement for the meeting. With respect to the proposal relating to a study of the risk and responsibility for public harm due to

Duke Energy’s nuclear program, 29,315,628 shares voted for the proposal, 490,118,299 shares voted against the proposal and 41,298,025 shares abstained. With respect to the proposal relating to the re-examination of Duke Energy’s dividend policy, 40,198,203 shares voted for the proposal, 509,117,164 shares voted against the proposal and 11,408,262 shares abstained.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

A Current Report on Form 8-K filed on April 30, 2003 contained disclosures under Item 7, “Financial Statements and Exhibits” and Item 9, “Regulation FD Disclosure.”

A Current Report on Form 8-K filed on May 8, 2003 contained disclosures under Item 5, “Other Events” and Item 7, “Financial Statements and Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE ENERGY CORPORATION

Date: August 14, 2003	/s/ Robert P. Brace
Robert P. Brace Executive Vice President and Chief Financial Officer

Date: August 14, 2003	/s/ Keith G. Butler
Keith G. Butler Senior Vice President and Controller