Form 10-K/A
period 2003-12-31
DUKE ENERGY CORP
filed 2004-08-09
CIK 30371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Title of class

Preferred Stock, par value $100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

Estimated aggregate market value of the common equity held by nonaffiliates of the registrant at June 30, 2003	$18,018,000,000
Number of shares of Common Stock, without par value, outstanding at March 2, 2004	912,888,377

Documents incorporated by reference:

The registrant is incorporating herein by reference certain sections of the proxy statement relating to the 2004 annual meeting of shareholders to provide information required by Part II, portions of Item 5, and Part III, Items 10, 11, 12,13 and 14 of this annual report.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Duke Energy Corporation (Duke Energy) for the fiscal year ended December 31, 2003 is being filed for the purpose of amending and revising Items 1, 2, 3, 6, 7, 8, 9A and 15. This Form 10-K/A is being filed in order to (1) present Duke Energy’s real estate operations, Crescent Resources, LLC (Crescent), as a separate reportable segment (see Note 3 to the Consolidated Financial Statements), (2) to present the effects of additional discontinued operations as a result of the change within the Field Services reportable segment (see Note 12 to the Consolidated Financial Statements), (3) to revise certain financial statement captions related to Crescent (see Note 24 to the Consolidated Financial Statements), (4) to provide updates to significant litigation matters since the original filing date of March 15, 2004 (see Note 17 to the Consolidated Financial Statements), (5) to remove the presentation of consolidated earnings before interest and taxes (EBIT) pursuant to the Securities and Exchange Commission’s rules on presentation of non-GAAP financial measures, and (6) to update for material subsequent events occurring since the original filing date of March 15, 2004 (see Note 23 to the Consolidated Financial Statements). These revisions did not affect consolidated net income, total assets, liabilities or stockholders’ equity.

DUKE ENERGY CORPORATION

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2003

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

Duke Energy operates the following business units: Franchised Electric, Natural Gas Transmission, Field Services, Duke Energy North America (DENA), International Energy and Crescent Resources, LLC (Crescent). Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. The entities under each business unit have similar economic characteristics, services, production processes, distribution methods and regulatory concerns. All of the Duke Energy business units are considered reportable segments under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

Beginning in 2004, Crescent, formerly part of Other Operations, is considered a separate reportable segment. All information for all the years presented within this report has been updated to show the impact of presenting Crescent as a separate reportable segment. Crescent develops high-quality commercial, residential and multi-family real estate projects, and manages “legacy” land holdings primarily in the Southeastern and Southwestern U.S.

All other entities previously included in Other Operations and now within Other still remain, primarily: DukeNet Communications, LLC (DukeNet), Duke Energy Merchants, LLC (DEM) and Duke/Fluor Daniel (D/FD). DukeNet develops and manages fiber optic communications systems for wireless, local and long-distance communications companies; and for selected educational, governmental, financial and health care entities. DEM is in the refined products business. During 2003, Duke Energy determined that it will exit the refined products business at DEM in an orderly manner, and is unwinding its portfolio of contracts. D/FD provides comprehensive engineering, procurement, construction, commissioning and operating plant services for fossil-fueled electric power generating facilities worldwide. D/FD is a 50/50 partnership between subsidiaries of Duke Energy and Fluor Corporation. During 2003, Duke Energy and Fluor Corporation announced that the D/FD partnership will be dissolved. The D/FD partners have adopted a plan for an orderly wind-down of the business targeted for completion in July 2005. Also previously included in Other Operations was Energy Delivery Services, an engineering, construction, maintenance and technical services firm specializing in electric transmission and distribution lines and substation projects, until its sale in December 2003. Additionally, Duke Capital Partners, LLC, a wholly owned merchant finance company that provided debt and equity capital and financial advisory services primarily to the merchant energy industry, had been previously included in Other Operations, but is now classified as discontinued operations.

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

Derivative.    A contract in which its price is based on the value of underlying securities, equity indices, debt instruments, commodities or other benchmarks or variables. Often used to hedge risk, derivatives involve the trading of rights or obligations, but not the direct transfer of property and gains or losses are often settled net.

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

Franchised Electric’s generation portfolio is a balanced mix of energy resources with different operating characteristics and fuel sources designed to provide energy at the lowest possible cost to meet its obligation to serve native load customers. All options including owned generation resources and purchased power opportunities are continually evaluated on a real time basis to select and dispatch the lowest cost resources available to meet system load requirements. The vast majority of customer energy needs are met by Franchised Electric’s large, low energy production cost nuclear and coal fired generating units that operate almost continuously (or at baseload levels). In 2003, more than 97% of the total generated energy came from Franchised Electric’s low cost, efficient nuclear and coal units (46.7% nuclear and 50.7% coal). The remainder of energy needs was supplied by hydro and combustion turbine generation or economical purchases from the wholesale market.

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

CRESCENT

Beginning in 2004, Crescent, formerly part of Other Operations, is considered a separate reportable segment. Crescent develops high-quality commercial, residential and multi-family real estate projects, and manages land holdings, primarily in the Southeastern and Southwestern U.S. On December 31, 2003, Crescent owned 1.3 million square feet of commercial, industrial and retail space, with an additional 0.9 million square feet under construction. This portfolio included 1.4 million square feet of office space, 0.4 million square feet of warehouse space and 0.4 million square feet of retail space. Crescent’s residential developments include high-end country club and golf course communities, with individual lots sold to custom builders and tract developments sold to national builders. Crescent had four multi-family communities at December 31, 2003, including two operating properties and two properties under development. On December 31, 2003, Crescent also managed approximately 134,000 acres of land.

Competition and Regulation

Crescent competes with multiple regional and national real estate developers across its various business lines in the Southeastern and Southwestern U.S. Crescent’s residential division sells developed lots to regional and national home builders and retail buyers, competing with other developers and home builders with an inventory of developed lots. Crescent’s commercial division leases office, industrial and retail space, competing with other public and private developers and owners of commercial property, including national real estate investment trusts (REITs). Similarly, Crescent’s multi-family division leases apartment units primarily to individuals, competing with other private developers and multi-family REITs.

Crescent is subject to the jurisdiction of the EPA and state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.)

OTHER

Beginning in 2004, with the exception of Crescent, all other entities previously part of Other Operations as defined in Duke Energy’s Form 10-K for December 31, 2003 and now within Other, still remain, primarily: DukeNet, DEM and D/FD. Unallocated corporate costs are also included in Other.

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

The entities within Other are subject to the jurisdiction of the EPA and international, state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.)

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

CRESCENT

(For information regarding Crescent’s properties, see “Business—Crescent” earlier in this section.)

OTHER

(For information regarding the properties of the business unit now known as Other, see “Business—Other” earlier in this section.)

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

Item 6. Selected Financial Data.(d)

	2003(b)(d)	2002(d)	2001(d)	2000(d)	1999(d)
	(in millions, except per share amounts)
Statement of Operations
Operating revenues	$22,154	$15,898	$17,946	$15,970	$9,618
Operating expenses	22,872	13,295	14,367	12,934	8,163
Gains on sales of investments in commercial and multi-family properties	84	106	106	75	116
(Losses) gains on sales of other assets, net	(199)	32	238	214	132

Operating (loss) income	(833)	2,741	3,923	3,325	1,703
Other income and expenses, net	556	379	311	707	314
Interest expense	1,380	1,097	760	887	583
Minority interest expense	61	116	326	305	141

(Loss) earnings from continuing operations before income taxes	(1,718)	1,907	3,148	2,840	1,293
Income tax (benefit) expense from continuing operations	(709)	611	1,149	1,035	456

(Loss) income from continuing operations	(1,009)	1,296	1,999	1,805	837
(Loss) income from discontinued operations, net of tax	(152)	(262)	(5)	(29)	10

(Loss) income before extraordinary item and cumulative effect of change in accounting principle	(1,161)	1,034	1,994	1,776	847
Extraordinary gain, net of tax	—	—	—	—	660
Cumulative effect of change in accounting principle, net of tax and minority interest	(162)	—	(96)	—	—

Net (loss) income	(1,323)	1,034	1,898	1,776	1,507
Dividends and premiums on redemption of preferred and preference stock	15	13	14	19	20

(Loss) earnings available for common stockholders	$(1,338)	$1,021	$1,884	$1,757	$1,487

Ratio of Earnings to Fixed Charges	— (c)	2.2	3.9	3.7	2.8
Common Stock Data(a)
Shares of common stock outstanding
Year-end	911	895	777	739	733
Weighted average	903	836	767	736	729
(Loss) earnings per share (from continuing operations)
Basic	$(1.13)	$1.53	$2.59	$2.43	$1.12
Diluted	(1.13)	1.53	2.57	2.42	1.12
(Loss) earnings per share (from discontinued operations)
Basic	$(0.17)	$(0.31)	$(0.01)	$(0.04)	$0.01
Diluted	(0.17)	(0.31)	(0.01)	(0.04)	0.01
(Loss) earnings per share (before extraordinary item and cumulative effect of change in accounting principle)
Basic	$(1.30)	$1.22	$2.58	$2.39	$1.13
Diluted	(1.30)	1.22	2.56	2.38	1.13
(Loss) earnings per share
Basic	$(1.48)	$1.22	$2.45	$2.39	$2.04
Diluted	(1.48)	1.22	2.44	2.38	2.03
Dividends per share	1.10	1.10	1.10	1.10	1.10
Balance Sheet
Total assets	$56,203	$60,122	$49,624	$59,276	$34,388
Long-term debt, less current maturities	20,622	20,221	12,321	10,717	8,683

(a)	Amounts prior to 2001 were restated to reflect the two-for-one common stock split effective January 26, 2001.
(b)	As of January 1, 2003, Duke Energy adopted the remaining provisions of Emerging Issues Task Force Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities” and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” In accordance with the transition guidance for these standards, Duke Energy recorded a net-of-tax and minority interest cumulative effect adjustment for change in accounting principles. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for further discussion.
(c)	Earnings were inadequate to cover fixed charges by $1,715 million for the year ended December 31, 2003.
(d)	Certain amounts have been revised. See Note 24 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Management’s Discussion and Analysis includes the effects of revisions in order to (1) present Duke Energy’s real estate operations, Crescent Resources, LLC (Crescent), as a separate reportable segment (see Note 3 to the Consolidated Financial Statements), (2) to present the effects of additional discontinued operations as a result of the change within the Field Services reportable segment (see Note 11 to the Consolidated Financial Statements), (3) to revise certain financial statement captions related to Crescent (see Note 24 to the Consolidated Financial Statements), (4) to provide updates to significant litigation matters since the original filing date of March 15, 2004 (see Note 17 to the Consolidated Financial Statements), (5) to remove the presentation of consolidated earnings before interest and taxes (EBIT) pursuant to the Securities and Exchange Commission’s rules on presentation of non-GAAP financial measures, and (6) to update for material subsequent events occurring since the original filing date of March 15, 2004 (see Note 23 to the Consolidated Financial Statements). These revisions did not affect consolidated net income, total assets, liabilities or stockholders’ equity.

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

Duke Energy’s current goals for 2004 include: positive net cash generation; investing in its strongest businesses such as Franchised Electric, Natural Gas Transmission and Crescent; continuing to size its businesses to market realities; addressing merchant energy issues; strengthening relationships with customers; and further reducing regulatory and legal uncertainty. A major focus for 2004 will be to complete the execution of the plans Duke Energy announced for its merchant and international business, including the sale of its assets in the Southeastern U.S and Australia, and its exit from Europe. Duke Energy also plans to preserve its dividend payout of $1.10 per share and to continue to pay down debt in 2004 by $3.5 to $4.0 billion to further strengthen its balance sheet. (Included in the expected 2004 debt reduction amount is approximately $900 million of Australian dollar denominated debt related to International Energy’s Australian operations.) Duke Energy believes it is well-positioned to generate cash in 2004 from operations, the settlement of the forward stock purchase component of the outstanding equity units, and from asset sales to meet its goals of reducing debt, paying the dividend and providing for maintenance and modest expansion.

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

Consolidated Operating Revenues

Year Ended December 31, 2003 as Compared to December 31, 2002.    Consolidated operating revenues for 2003 increased $6,256 million, compared to 2002. This change was driven by a $5,368 million increase in Non-regulated Electric, Natural Gas, Natural Gas Liquids and Other revenues, due primarily to increased NGL pricing, and due to the adoption of the final consensus on Emerging Issues Task Force (EITF) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities,” on January 1, 2003. As of that date, Duke Energy began to report revenues and expenses for certain derivative and non-derivative gas and other contracts on a gross basis instead of a net basis. Adopting the final consensus on EITF Issue No. 02-03 did not require a change to prior periods, which had already been changed in 2002 to report amounts on a net basis in accordance with earlier provisions of EITF Issue No. 02-03.

Regulated Natural Gas revenues also increased $742 million due primarily to increased transportation, storage and distribution revenues from assets acquired or consolidated as a part of the acquisition of Westcoast in March 2002.

Year Ended December 31, 2002 as Compared to December 31, 2001.    Consolidated operating revenues for 2002 decreased $2,048 million, compared to 2001. The decrease was due primarily to decreased trading and marketing net margins (included in Non-regulated Electric, Natural Gas, Natural Gas Liquids, and Other revenues on the Consolidated Statements of Operations) as a result of the negative impacts of a prolonged economic weakness, low commodity prices, continued low volatility levels, reduced spark spreads and decreased market liquidity. The decrease was also a result of decreased revenues on the sale of natural gas, NGLs and other petroleum products. The decrease was partially offset by increased transportation, storage and distribution revenue from assets acquired or consolidated as part of the Westcoast acquisition in March 2002.

For a more detailed discussion of operating revenues, see the segment discussions that follow.

Consolidated Operating Expenses

Year Ended December 31, 2003 as Compared to December 31, 2002.    Consolidated operating expenses for 2003 increased $9,577 million, compared to 2002. Changes in consolidated operating expenses were driven primarily by asset impairments and related charges, and by the same drivers that affected consolidated operating revenues: increased purchase costs for NGLs and the adoption of the final consensus on EITF Issue No. 02-03, and additional expenses due to the acquisition of Westcoast.

Year Ended December 31, 2002 as Compared to December 31, 2001.    Consolidated operating expenses for 2002 decreased $1,072 million, compared to 2001. The decrease was due primarily to a reduction in expenses related to the purchases of natural gas, NGLs and other petroleum products. The decrease was partially offset by increased operating expenses from assets acquired or consolidated as part of the Westcoast acquisition in March 2002, and various asset impairment and severance charges related to market conditions and strategic actions taken by management.

For a more detailed discussion of operating expenses, see the segment discussions that follow.

Consolidated Gains on Sales of Investments in Commercial and Multi-Family Real Estate

Consolidated gains on sales of investments in commercial and multi-family real estate were $84 million in 2003, and $106 million in 2002 and 2001. For a detailed discussion of this item see the Crescent segment discussion below.

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

Consolidated Operating Income

Year Ended December 31, 2003 as Compared to December 31, 2002.    For 2003, consolidated operating income decreased $3,574 million, compared to 2002. Lower operating income was driven by decreased operating income at DENA of $3,699 million, due primarily to asset impairments and related charges, as discussed above.

Year Ended December 31, 2002 as Compared to December 31, 2001.    Consolidated operating income for 2002 decreased $1,182 million, compared to 2001. The decrease was driven by a $1,430 million decrease at DENA due to decreased trading and marketing results (as previously described), decreased average prices realized on electric generation, and certain charges taken as a result of 2002 market conditions and strategic actions by management. Also contributing to the decrease was a $314 million decrease at Field Services due to decreased commodity prices such as NGLs and natural gas. Slightly offsetting these decreases was a $488 million increase at Natural Gas Transmission due primarily to the acquisition of Westcoast in March 2002.

For a more detailed discussion of these variances, see segment discussions below.

Consolidated Other Income and Expenses

Other Income and Expenses increased $177 million for the year ended December 31, 2003 and $68 million for the year ended December 31, 2002. The increase for 2003 was driven primarily by DENA’s $178 million gain on the sale of its 50% ownership interest in Duke/UAE Ref-Fuel LLC (Ref-Fuel) in June 2003 and Natural

Gas Transmission’s $90 million gain on sales of various investments in 2003, offset by foregone earnings from the sale of those investments. The increase for 2002 was driven by Natural Gas Transmission’s $32 million gain on the sale of a portion of its partnership interests in Northern Border Partners L.P. in 2002.

Segment Results

Management evaluates segment performance primarily based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations and represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash and cash equivalents are managed centrally by Duke Energy. Since the business units do not manage those items, the gains and losses on foreign currency remeasurement associated with cash balances, and third-party interest income on those balances, are generally excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Duke Energy’s ownership interest in operations without regard to financing methods or capital structures.

EBIT is viewed as a non-Generally Accepted Accounting Principle (GAAP) measure under the rules of the Securities and Exchange Commission (SEC). EBIT should not be considered an alternative to, or more meaningful than, net income or operating cash flow as determined in accordance with GAAP. Duke Energy’s EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner.

Business segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Franchised Electric	$1,403	$1,595	$1,626
Natural Gas Transmission	1,317	1,161	607
Field Services	186	149	334
Duke Energy North America	(3,341)	169	1,487
International Energy	210	102	236
Crescent	133	158	167

Total reportable segment EBIT	(92)	3,334	4,457
Other	(272)	(368)	(539)

Total reportable segment and other EBIT	(364)	2,966	3,918
Minority interest expense and other(a)	26	38	(10)
Interest expense	(1,380)	(1,097)	(760)

Consolidated (loss) earnings from continuing operations before income taxes	$(1,718)	$1,907	$3,148

(a)	Includes interest income, foreign currency remeasurement gains and losses, and additional minority interest expense not allocated to the segment results.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Franchised Electric

	Years Ended December 31,
	2003	2002	2001
	(in millions, except where noted)
Operating revenues	$4,883	$4,888	$4,746
Operating expenses	3,533	3,329	3,185
Gains on sales of other assets, net	6	—	—

Operating income	1,356	1,559	1,561
Other income, net of expenses	47	36	65

EBIT	$1,403	$1,595	$1,626

Sales, Gigawatt-hours (GWh)	82,828	83,783	79,685

The following table shows the changes in GWh sales and average number of customers for Franchised Electric for the past two years.

Increase (decrease) over prior year	2003	2002
Residential sales(a)	(2.3)%	5.2%
General service sales(a)	0.4%	2.4%
Industrial sales(a)	(5.7)%	(2.4)%
Wholesale sales	5.1%	35.4%
Total Franchised Electric sales(b)	(1.1)%	5.1%
Average number of customers	2.0%	2.4%

(a)	Major components of Franchised Electric’s retail sales.
(b)	Consists of all components of Franchised Electric’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Year Ended December 31, 2003 as Compared to December 31, 2002

Operating Revenues.    Operating revenues for 2003 decreased $5 million, compared to 2002. The decrease was driven primarily by:

•	An $80 million decrease from lower GWh sales to retail customers due to mild weather, particularly during the summer months of 2003

•	A $30 million decrease due to a one year rate decrement ordered by the PSCSC during the third quarter of 2003 (see Note 4 to the Consolidated Financial Statements)

•	A $28 million decrease in sales to industrial customers, which continued to decline due to the sluggish economy in North Carolina and South Carolina

•	An $87 million increase from wholesale power sales, as a result of favorable market conditions. The primary driver was higher prices for natural gas, which increased both the market price and demand for wholesale power, coupled with availability of low cost generation (primarily coal-fired generation for Franchised Electric).

•	A $38 million increase due to continued growth in the number of residential and general service customers in Franchised Electric’s service territory

Operating Expenses.    Operating expenses for 2003 increased $204 million, compared to 2002. The increase was driven primarily by:

•	Increased depreciation and amortization expense of $137 million, primarily driven by amortization expense related to North Carolina’s clean air legislation, which totaled $115 million (see Note 4 to the Consolidated Financial Statements)

•	Increased severance expenses of $42 million due to additional workforce reductions in 2003

•	Charges in 2003 of $40 million for right-of-way maintenance costs

•	Insurance recoveries in 2002 of $25 million related to injuries and damages claims

•	Decreased storm costs of $59 million, with $30 million incurred in 2003 compared to $89 million associated with an ice storm in December 2002

•	Decreased purchased power expense of $12 million, driven by lower demand from retail customers due to the milder weather

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

Field Services

	Years Ended December 31,
	2003	2002	2001
	(in millions, except where noted)
Operating revenues	$8,661	$5,990	$8,341
Operating expenses	8,428	5,854	7,891
Losses on sales of other assets, net	(4)	—	—

Operating income	229	136	450
Other income, net of expenses	67	60	45
Minority interest expense	110	47	161

EBIT	$186	$149	$334

Natural gas gathered and processed/transported, TBtu/d (a)	7.5	8.0	8.2
NGL production, MBbl/d (b)	359.1	384.4	390.0
Average natural gas price per MMBtu (c)	$5.39	$3.22	$4.27
Average NGL price per gallon (d)	$0.53	$0.38	$0.45

(a)	Trillion British thermal units per day
(b)	Thousand barrels per day
(c)	Million British thermal units
(d)	Does not reflect results of commodity hedges

Year Ended December 31, 2003 as Compared to December 31, 2002

Operating Revenues.    Operating revenues for 2003 increased $2,671 million, compared to 2002. The increase was due primarily to a $2.17 per MMBtu increase in average natural gas prices of approximately $2,250 million and a $0.15 per gallon increase in average NGL prices of approximately $1,195 million. Lower throughput and NGL production partially offset higher revenues by approximately $120 million related to natural gas volume and approximately $380 million related to lower NGL production. The results of cash flow hedging also partially offset higher revenues by approximately $179 million, as hedge contracts locked in an average MMBtu price below market.

Operating Expenses.    Operating expenses for 2003 increased $2,574 million, compared to 2002. The increase was due primarily to increased costs of raw natural gas and natural gas liquids supply of approximately $2,985 million, offset by lower throughput volumes of approximately $440 million. Other factors contributing to higher operating expenses included severance charges in 2003 and other employee related expenditure increases totaling approximately $36 million.

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

Minority Interest Expense.    Minority interest expense at Field Services increased $63 million in 2003, compared to 2002, due to increased earnings from Duke Energy Field Services, LLC (DEFS), Duke Energy’s joint venture with ConocoPhillips. The increase in minority interest expense was not proportionate to the increase in Field Services’ earnings as the Field Services segment includes the results of incremental hedging activities contracted at the Duke Energy corporate level that are not included in DEFS.

EBIT. EBIT for 2003 increased $37 million compared to the same period in 2002, as a result of better pricing and other factors discussed above.

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

Year Ended December 31, 2002 as Compared to December 31, 2001

Operating Revenues.    Operating revenues for 2002 decreased $2,351 million, compared to 2001. The decrease was due primarily to a $1.05 per MMBtu decrease in average natural gas prices and a decrease in average NGL prices of approximately $0.07 per gallon. Other factors contributing to lower operating revenues were reduced levels of natural gas gathered and processed/transported (throughput) of 0.2 TBtu per day, and a lower trading and marketing net margin as a result of market conditions.

Operating Expenses.    Operating expenses for 2002 decreased $2,037 million, compared to 2001. The decrease was due primarily to a decrease in average natural gas prices of $1.05 per MMBtu, a $0.07 per gallon decrease in average NGL prices and lower throughput levels. Partially offsetting these decreases were increases in operating and maintenance costs and general administrative costs of $113 million, resulting from increased maintenance on equipment, pipeline integrity and core business process improvements. Additionally, Field Services recorded, as part of its internal review of balance sheet accounts, approximately $53 million of charges ($37 million at Duke Energy’s 70% share) in 2002, as described above.

Minority Interest Expense.    Minority interest at Field Services decreased $114 million in 2002, compared to 2001, due primarily to decreased earnings from DEFS, Duke Energy’s joint venture with ConocoPhillips. The decrease in minority interest expense was not proportionate to the decrease in Field Services’ earnings as the Field Services segment includes the results of incremental hedging activities contracted at the Duke Energy corporate level that are not included in DEFS.

EBIT.    EBIT for 2002 decreased $185 million, compared to 2001, primarily as a result of the changes in commodity prices and increases in operating, and general and administrative costs.

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

Crescent

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Operating revenues	$284	$226	$213
Operating expenses	232	177	151
Gains on sales of investments in commercial and multi-family real estate	84	106	106

Operating income	136	155	168
Other income, net of expenses	—	1	1
Minority interest expense (benefit)	3	(2)	2

EBIT	$133	$158	$167

Year Ended December 31, 2003 as Compared to December 31, 2002

Operating Revenues.    Operating revenues for 2003 increased $58 million, compared to 2002. The increase was driven primarily by increased revenues of $69 million from residential developed lot sales offset by a $5 million decrease in commercial rents. Residential developed lot sales increased in 2003 primarily due to sales in a new development in South Carolina of $51 million and increased sales in an existing project in Florida of $28 million. The decrease in commercial rents was due to a smaller portfolio of commercial properties in 2003 as a result of decreased development activities in the commercial sector.

Operating Expenses.    Operating expenses for 2003 increased $55 million, compared to 2002. The cost of residential developed lot sales increased $50 million as a result of increased sales as discussed above.

Gains on Sales of Investments in Commercial and Multi-Family Real Estate.    2003 Gains on sales of Investments in Commercial and Multi-family Real Estate decreased $22 million compared to 2002 primarily due to a $40 million decrease in legacy land sales offset by a $17 million increase in commercial land sales. The decrease in legacy land sales is due to a declining inventory of large, contiguous tracts in North and South Carolina, as well as a decrease in demand by large tract purchasers. The increase in commercial land sales is due to the initial sales of land at our Potomac Yard project in the Washington, DC area.

EBIT.    For 2003, EBIT decreased $25 million, compared to 2002, due primarily to decreased land management sales partially offset by earnings from commercial land sales and increased residential developed lot sales.

Matters Impacting Future Crescent’s Results

Crescent plans sustained levels of earnings in its development activities, while generating additional cash flow through increased sales of developed and undeveloped land. Crescent estimates 0%-2% compounded annual earnings growth over the next three years.

Year Ended December 31, 2002 as Compared to December 31, 2001

Operating Revenues.    Operating revenues for 2002 increased $13 million, compared to 2001. The increase was driven primarily by a $29 million increase in Crescent’s residential developed lot sales in 2002, due to the addition of several high-end communities offset by a $19 million reduction in commercial rental revenue due to soft market conditions and a smaller portfolio of commercial properties due to large portfolio sales in 2001.

Operating Expenses.    Operating expenses for 2002 increased $26 million, compared to 2001. The increase was driven by a $28 million increase in the cost of developed lot sales resulting from an increase in sales as discussed above.

Gains on Sales of Investments in Commercial and Multi-Family Real Estate.    The 2002 gains on sales of investments in commercial and multi-family real estate remained flat over 2001. However, commercial project sales decreased $30 million due to a reduced inventory of commercial buildings available for sale resulting from large portfolio sales in 2001. Offsetting this decrease was a $29 million increase in legacy land sales in 2002, resulting from opportunities to accelerate sales of large, contiguous tracts in North and South Carolina.

Other

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Operating revenues	$1,628	$303	$597
Operating expenses	1,933	655	1,113
Gains on sales of other assets, net	—	32	—

Operating loss	(305)	(320)	(516)
Other income (loss), net of expenses	33	(48)	(23)

EBIT	$(272)	$(368)	$(539)

Year Ended December 31, 2003 as Compared to December 31, 2002

Operating Revenues.    Operating revenues for 2003 increased $1,325 million, compared to 2002. The increase was driven primarily by:

•	A $1,300 million increase at Duke Energy Merchants, LLC (DEM) in connection with the January 1, 2003 adoption of the final consensus on EITF Issue No. 02-03. See earlier discussion under “Consolidated Operating Revenues.”

•	A $70 million increase in revenues at Energy Delivery Services (EDS), as a result of EDS beginning operations in May 2002 and thus not recognizing a full year of operations in the prior year. EDS was sold in December 2003.

•	A $172 million decrease due to the sale of Duke Engineering & Services, Inc. (DE&S) and DukeSolutions, Inc. (DukeSolutions) in 2002

Operating Expenses.    Operating expenses for 2003 increased $1,278 million, compared to 2002. The increase was driven primarily by:

•	A $1,300 million increase at DEM, due primarily to the adoption of the final consensus on EITF Issue No. 02-03, as described earlier

•	A $72 million increase at EDS, as a result of EDS beginning operations in May 2002 and thus not recognizing a full year of operations in the prior year. EDS was sold in December 2003.

•	A $51 million increase for a 2003 write-off related to a corporate risk management information system that was abandoned

•	A $164 million decrease due to the sale of DE&S and DukeSolutions in 2002

•	A $21 million decrease in DEM’s general and administrative costs due to the wind-down of its business

Gains on Sales of Other Assets, net.    Gains on sales of other assets for 2003 decreased $32 million, due primarily to a 2002 net gain of $33 million on the sale of Duke Energy’s remaining water operations.

Other Income, net of expenses.    Other income, net of expenses increased $81 million for 2003, compared to 2002, due primarily to increased earnings related to Duke/Fluor Daniel (D/FD).

EBIT.    For 2003, EBIT increased $96 million, compared to 2002. As discussed above, the increase in EBIT was primarily driven by the increase in other income, offset by the decrease due to the sale of assets.

Matters Impacting Future Other Results

In 2003, a significant portion of Other was either sold or classified as held-for-sale. For 2004, Other will be comprised mainly of DEM, DukeNet Communications, LLC (DukeNet), D/FD and certain unallocated corporate costs. DEM is still winding down its positions in ammonia, coal, hydrocarbon, and refined products. Earnings from DukeNet should remain relatively stable, while earnings from D/FD will continue to decrease as the partnership winds down.

Year Ended December 31, 2002 as Compared to December 31, 2001

Operating Revenues.    Operating revenues for 2002 decreased $294 million, compared to 2001. The decrease was driven primarily by:

•	A $339 million decrease due primarily to the sale of DE&S and DukeSolutions in 2002, resulting in a partial year of revenues compared to a full year in 2001

•	A $142 million decrease due to revenues in 2001 on corporately managed energy risk positions used to hedge exposure to commodity prices

•	A $92 million increase in revenues from EDS, which was formed in the second quarter of 2002

•	A $39 million increase at DEM as a result of increased trading and marketing net margins in 2002, and the write-offs for Enron Corporation (Enron) and Agrifos in 2001

Operating Expenses.    Operating expenses for 2002 decreased $458 million, compared to 2001. The decrease was driven primarily by:

•	A $364 million decrease due primarily to sale of DE&S and DukeSolutions in 2002, resulting in a partial year of expenses

•	A $134 million decrease due to expenses in 2001 on corporately managed energy risk positions used to hedge exposure to commodity prices

•	A $52 million decrease due to expenses associated with increased contributions in 2001 to the Duke Energy Foundation (an independent, Internal Revenue Code section 501(c)(3) entity that funds Duke Energy’s charitable contributions)

•	A $77 million increase in operating expenses as a result of the formation of EDS in the second quarter of 2002

•	A $17 million increase for severance charges in 2002 at D/FD due to the downturn in the domestic power industry.

Gains on Sales of Other Assets, net.    Gains on sales of other assets for 2002 was comprised primarily of a $33 million net gain on the sale of Duke Energy’s remaining water operations.

Other Income, net of expenses.    Other income, net of expenses decreased $25 million due primarily to decreased equity earnings from D/FD.

EBIT.    EBIT for 2002 increased $171 million, compared to 2001. The increase was due primarily to gains on sales of other assets, as described above, earnings generated from EDS and the DEM write-off for Enron and Agrifos in 2001.

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

Minority interest expense decreased $55 million in 2003 as compared to 2002, and decreased $210 million in 2002 as compared to 2001. Through June 30, 2003, minority interest expense included expense related to regular distributions on trust preferred securities of Duke Energy and its subsidiaries. As of July 1, 2003, those distributions were accounted for as interest expense on a prospective basis in accordance with the adoption of SFAS No. 150. As a result of this accounting change, and due to lower distributions related to Catawba River Associates, LLC (changes in its ownership structure as of October 2002 caused costs associated with this financing to be classified as interest expense from minority interest), minority interest expense decreased $75 million for 2003 and $31 million for 2002.

Minority interest expense as shown and discussed in the preceding business segment EBIT sections includes only minority interest expense related to EBIT of Duke Energy’s joint ventures. It does not include minority interest expense related to interest and taxes of the joint ventures. Total minority interest expense related to the joint ventures (including the portion related to interest and taxes) increased $20 million in 2003 as compared to 2002, and decreased $179 million in 2002 as compared to 2001. The 2003 change was driven by increased earnings at DEFS, and Natural Gas Transmission, offset by decreased earnings at DETM. The 2002 change was driven by decreased earnings at DETM and decreased earnings from DEFS.

Income tax expense decreased $1,320 million for the year ending December 31, 2003, compared to the same period in 2002, due primarily to the large write-offs in 2003. Income tax expense decreased $538 million in 2002, compared to 2001, due primarily to a $1,241 decrease in earnings from continuing operations before income taxes, favorable foreign taxes due to the acquisition of regulated Westcoast entities, a benefit from a change in the federal tax law relating to the deduction of employee stock ownership plan dividends, and a state tax settlement finalized during 2002.

Loss from discontinued operations was $152 million for 2003, $262 million for 2002 and $5 million for 2001. These amounts represent operating losses and net loss on dispositions related primarily to International Energy’s Australian and European operations, Duke Capital Partners, LLC (DCP) and certain businesses at DEFS and DEM. (See Note 12 to the Consolidated Financial Statements.) The 2003 amount is primarily comprised of a $223 million after-tax charge for International Energy’s impairment charges incurred as a result of classifying its Australian assets as held for sale and to exit the European market. The 2002 amount is primarily comprised of $194 million charge for the impairment of goodwill for International Energy’s European trading and marketing business.

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

Risk Management Activities

Duke Energy uses two comprehensive accounting models for its risk management activities in reporting its consolidated financial position and results of operations as required by GAAP: a fair value model and an accrual model. For the three years ended December 31, 2003, the determination as to which model was appropriate was primarily based on accounting guidance issued by the Financial Accounting Standards Board (FASB) and the EITF. Effective January 1, 2003, Duke Energy adopted EITF Issue No. 02-03. While the implementation of such guidance changed the presentation of the accounting used for certain of Duke Energy’s transactions, the overall application of the models remains the same.

The fair value model incorporates the use of mark-to-market (MTM) accounting. Under this method, an asset or liability is recognized at fair value on the Consolidated Balance Sheets and the change in the fair value of that asset or liability is recognized in Non-regulated Electric, Natural Gas, Natural Gas Liquids and Other in the Consolidated Statements of Operations during the current period. While DENA is the primary business segment that uses this accounting model, International Energy, Field Services, Other and Franchised Electric also have certain transactions subject to this model. For the year ended December 31, 2003, Duke Energy applied MTM accounting to its derivative contracts, unless subject to hedge accounting or the normal purchase and normal sale exemption (as described below). For the years ended December 31, 2002 and 2001, Duke Energy also applied MTM accounting to energy trading contracts, as defined by EITF Issue No 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities.”

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

Often for a derivative instrument that is initially subject to MTM accounting, Duke Energy applies either hedge accounting or the normal purchase and normal sales exemption in accordance with SFAS No. 133. The use of hedge accounting and the normal purchase and normal sales exemption provide effectively for the use of the accrual model. Under this model, there is generally only limited recognition related to hedge ineffectiveness in the Consolidated Statements of Operations for changes in the fair value of a contract until the service is provided or the associated delivery period occurs (settlement).

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

Crescent sells residential developed lots in North Carolina, South Carolina, Georgia, Florida, Texas and Arizona. Crescent recognizes revenues from the sale of residential developed lots at closing. Profit is recognized under the full accrual method using estimates of average gross profit per lot within a project or phase of a project based on total estimated project costs. Land and land development costs are allocated to land sold based on relative sales values. Crescent recognizes revenues from commercial project sales at closing using the full accrual method. Profit is recognized based on the difference between the sales price and the carrying cost of the project.

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

Duke Energy currently anticipates net cash provided by operating activities in 2004 to be approximately $4.0 billion. In addition to net cash provided by operating activities, Duke Energy also expects to generate approximately $2.2 billion of proceeds from asset sales in 2004, including approximately $900 million of debt that is intended to be transferred in connection with the Australian sales transaction and subsequently retired. Achievement of these projected amounts is subject to a number of factors, including, but not limited to, regulatory constraints, economic trends, divestiture opportunities and market volatility. The 2004 asset sales principally include International Energy’s Australian operations, including its related debt, and DENA’s Southeast merchant generation plants. Management anticipates either an initial public offering or the sale of the Australian operations by mid-2004, and the sale of merchant generation plants by the end of 2004.

Duke Energy’s projected 2004 capital and investment expenditures are approximately $2.5 billion. Duke Energy is focusing on reducing risk and restructuring its business for future success, including opportunities to reduce further projected capital and investment expenditures. Duke Energy will invest in its strongest business sectors with an overall focus on positive net cash generation. Based on this goal, approximately 65% of total projected 2004 capital expenditures are projected to be allocated to Natural Gas Transmission and Franchised Electric. Total projected capital and investment expenditures include approximately $1.5 billion for maintenance and upgrades of existing plants, pipelines, and infrastructure to serve load growth. Additionally, Duke Energy has approximately $0.3 billion in capital and investment expenditures designated for Crescent, including amounts for residential real estate. Expenditures at Crescent and Natural Gas Transmission constitute the majority of the expansion capital planned in 2004 by Duke Energy.

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

Duke Energy monitors compliance with all debt covenants and restrictions, and does not currently believe that it will be in violation or breach of its debt covenants. However, circumstances could arise that may alter that view. If and when management had a belief that such potential breach could exist, appropriate action will be taken to mitigate any such issue. Duke Energy also maintains an active dialogue with the credit rating agencies, and believes that the current credit ratings have stabilized as evidenced by the Stable Outlook ratings of the agencies that are retained to rate Duke Energy and its subsidiaries.

Operating Cash Flows

Net cash provided by operating activities was $3,419 million in 2003 compared to $4,199 million in 2002, a decrease of $780 million. The decrease in cash provided by operating activities was due primarily to lower cash settlements from trading and hedging activities, and less cash flows in 2003 from changes in working capital, principally accounts payables and accounts receivable. Additionally, in 2003, Duke Energy made a voluntary contribution of $181 million to its U.S. defined benefit pension plan. No contributions to the Duke Energy defined pension plan were made in 2002 or 2001. No decision for the U.S. plan on 2004 contributions has been reached due to significant uncertainty around pending U.S. Congressional action over required interest rates used to determine minimum funding requirements. Also, Duke Energy made contributions to the Westcoast retirement plans (Westcoast plans) of approximately $11 million in 2003 and $9 million in 2002. Duke Energy anticipates that it will make contributions of approximately $27 million to the Westcoast plans in 2004.

Net cash provided by operating activities was $4,199 million in 2002 compared to $3,749 million in 2001, an increase of $450 million. The increase in cash provided by operating activities was due primarily to higher cash earnings plus changes in working capital from 2001. Although net income significantly decreased in 2002 (see Results of Operation for further discussion) many of the items affecting net income were non-cash. Non-cash items affecting earnings included an increase in depreciation expense, primarily due to the acquisition of Westcoast; non-cash impairment charges for goodwill (at International Energy), project sites (primarily at DENA) and property plant and equipment; and higher deferred tax expense.

Investing Cash Flows

Cash used in investing activities was $421 million in 2003 compared to $6,461 million in 2002, a decrease of $6,040 million. Additionally, cash used in investing activities was $6,461 million in 2002 compared to $5,435 million in 2001, an increase of $1,026 million. The primary use of cash related to investing activities is capital and investment expenditures, which are detailed by business segment in the following table.

Capital and Investment Expenditures by Business Segment(a)

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Franchised Electric	$1,030	$1,269	$1,115
Natural Gas Transmission	766	2,878	748
Field Services	211	309	587
Duke Energy North America	277	2,013	3,213
International Energy	71	412	442
Crescent(c)	290	275	452
Other(b)	116	193	483
Cash acquired in acquisitions	—	(77)	(17)

Total consolidated	$2,761	$7,272	$7,023

(a)	Amounts include the acquisition of Westcoast in 2002
(b)	Amounts include deferral in the consolidation of fifty percent of the profit earned by D/FD for the construction of DENA’s merchant generation plants, which is associated with Duke Energy’s ownership.
(c)	Amounts include capital expenditures for residential real estate included in operating cash flows of $196 million in 2003, $179 million in 2002 and $230 million in 2001.

Capital and investment expenditures, including Crescent residential real estate investments, decreased $4,511 million in 2003 compared to 2002. The decrease was due primarily to the 2002 acquisition of Westcoast for $1,707 million, net of cash acquired, and lower investments in generating facilities at DENA, resulting from the downturn in the merchant energy portion of its business, the most significant of which are due to deferred construction on the Moapa, Grays Harbor, and Luna facilities of $621 million, decreases in expenditures for the Marshall, Sandersville, and Moss Landing facilities of $380 million, and a decrease in turbine purchases of

$434 million. Capital and investment expenditures also decreased in 2003 due to a decrease in plant construction costs at Franchised Electric primarily due to a decrease of approximately $250 million in expenditures related to environmental equipment at its coal-fired plants and the Mill Creek combustion turbine plant, which was completed in 2003; a decrease in plant construction costs at International Energy of $268 million, primarily in Australia; a decrease in investments in Natural Gas Transmission’s 50% interest in Gulfstream of $226 million; and a reduction in investments at Other (primarily related to DCP).

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

Capital and investment expenditures increased $249 million in 2002 compared to 2001. The increase was due primarily to cash used in the acquisition of Westcoast of $1,707 million, net of cash acquired, partially offset by decreases in capital expenditures and investment expenditures. Capital expenditures decreased when compared to 2001 due to a decrease in DENA investments in generating facilities of approximately $1,030 million, as a result of management’s revised outlook for the merchant energy portion of its business, and a decrease in acquisitions of businesses and assets of approximately $375 million when compared to 2001. These decreases in capital expenditures were partially offset by an increase in plant construction costs at Franchised Electric of approximately $185 million primarily due to expenditures at the Mill Creek combustion turbine plant and related to environmental equipment at coal-fired plants; and an increase in investments in property plant and equipment of approximately $520 million at Natural Gas Transmission due primarily to increased expansion and maintenance projects related to the Westcoast, Algonquin Gas Transmission Company, East Tennessee Natural Gas Company, and Texas Eastern Transmission LP (Texas Eastern) systems, along with the Maritimes & Northeast Pipeline (M&N Pipeline) expansion costs after its consolidation in 2002. Investment activities also decreased when compared to 2001, due primarily to reduced investments at Other (primarily related to a decrease of approximately $110 million in notes receivable at DCP) and a decrease of approximately $205 million in expenditures for Natural Gas Transmission’s investment in Gulfstream. The remaining decrease of approximately $440 million is associated with a decrease in capital and investment expenditures throughout Duke Energy’s segments.

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

Financing Cash Flows and Liquidity

Duke Energy’s consolidated capital structure as of December 31, 2003, including short-term debt, was 58% debt, 37% common equity and 5% minority interests. Fixed charges coverage ratio, calculated using SEC guidelines, was 2.2 times for 2002 and 3.9 times for 2001. Earnings were inadequate to cover fixed charges by $1,715 million for the year ended December 31, 2003 as a result of approximately $3.5 billion in non-cash impairment charges incurred in 2003.

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

For additional information on subsequent debt issuances and redemptions see Subsequent Events section.

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

Duke Energy’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in acceleration of due dates of certain borrowings and/or termination of the agreements. As of December 31, 2003, Duke Energy was in compliance with those covenants. In addition, certain of the agreements contain cross-acceleration provisions that may allow for acceleration of payments or termination of the agreements upon: (1) nonpayment or (2) acceleration of other significant indebtedness of the applicable borrower or certain of its subsidiaries. None of the credit agreements contain material adverse change clauses or any covenants based upon credit ratings.

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

In June 2003, S&P lowered its long-term ratings of Duke Energy, Duke Capital and its subsidiaries (with the exception of Maritimes & Northeast Pipeline, LLC and Maritimes & Northeast Pipeline, LP (collectively, M&N Pipeline) and DEFS) one ratings level. In addition, S&P lowered its Canadian commercial paper ratings of Westcoast and Union Gas one ratings level. S&P’s actions were based on concern about Duke Energy’s ability to strengthen its financial profile during the remainder of 2003 and in 2004, and its ability to absorb any further weakening in operating cash flows, while still meeting its debt reduction targets. S&P concluded its actions by leaving Duke Energy and its subsidiaries, excluding M&N Pipeline and DEFS, on Negative Outlook. In February 2004, S&P again lowered its long-term ratings of Duke Energy and its subsidiaries, with the exception M&N Pipeline, DEFS and DETM one ratings level. S&P’s actions were based upon Duke Energy’s weaker than anticipated financial performance in 2003 and the execution risk associated with Duke Energy’s 2004 debt reduction plans. Additionally, S&P noted that Duke Energy’s continuation of trading and marketing activities around merchant generation assets will continue to expose Duke Energy to market risk and the need to dedicate material liquidity to support such activities. At the conclusion of S&P’s actions, Duke Energy, Duke Capital and its subsidiaries all have a Stable Outlook, with the exception of DETM, which remained on Negative Outlook until July 9, 2004 when it was upgraded to stable.

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

Other Financing Matters.    As of December 31, 2003, Duke Energy and its subsidiaries had effective SEC shelf registrations for up to $1,950 million in gross proceeds from debt and other securities. Subsequent to December 31, 2003, these SEC shelf registrations were reduced by $488 million as a result of the senior unsecured notes issued by Duke Capital in February 2004. Additionally, as of December 31, 2003, Duke Energy had access to 700 million Canadian dollars (U.S. $542 million) available under Canadian shelf registrations for issuances in the Canadian market. A shelf registration is effective in Canada for a 25-month period. Of the total amount available under Canadian shelf registrations, 200 million Canadian dollars will expire in June 2004 and 500 million Canadian dollars will expire in November 2005.

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

Contractual Obligations as of December 31, 2003

	Payments Due By Period
	Total	Less than 1 year (2004)	2-3 Years (2005 & 2006)	4-5 Years (2007 & 2008)	More than 5 Years (Beyond 2008)
	(in millions)
Long-term debt(a)	$34,922	$2,484	$7,460	$3,739	$21,239
Capital leases(a)	367	15	193	36	123
Operating leases(b)	508	98	127	76	207
Purchase Obligations:
Firm capacity payments(c)	2,917	444	560	444	1,469
Energy commodity contracts(d)	10,571	5,221	3,531	958	861
Other purchase obligations(e)	4,561	1,120	1,264	376	1,801
Other long-term liabilities on the Consolidated Balance Sheets(f)	544	133	212	199	—

Total contractual cash obligations	$54,390	$9,515	$13,347	$5,828	$25,700

(a)	See Note 14 to the Consolidated Financial Statements. Amount also includes interest payments over life of debt.
(b)	See Note 17 to the Consolidated Financial Statements.
(c)	Includes firm capacity payments that provide Duke Energy with uninterrupted firm access to natural gas transportation and storage, electricity transmission capacity, refining capacity and the option to convert natural gas to electricity at third-party owned facilities (tolling arrangements) in some natural gas and power locations throughout North America. Also includes firm capacity payments under electric power agreements entered into to meet Franchised Electric’s native load requirements.
(d)	Includes contractual obligations to purchase physical quantities of power, natural gas and NGLs. Amount includes certain normal purchases, energy derivates and hedges per SFAS No. 133. For contracts where the price paid is based on an index, the amount is based on forward market prices at December 31, 2003. For certain of these amounts, Duke Energy may net settle rather than paying cash. Amount excludes contracts to purchase commodities that do not require delivery of physical quantities and also are expected to net settle. The amounts presented for this line item have been revised from the originally presented total of $15, 923 million to adjust for amounts related to certain intercompany contracts that were included in the amount previously disclosed.
(e)	Includes purchase commitments for coal, nuclear fuel supply contracts, outsourcing of certain real estate services, contracts for software, telephone, data and consulting or advisory services. Amount also includes contractual obligations for engineering, procurement and construction costs for nuclear plant refurbishments, environmental projects on fossil facilities, pipeline and real estate projects, and major maintenance of certain merchant plants. Amount excludes certain open purchase orders for services that are provided on demand, and the timing of the purchase can not be determined.
(f)	Includes expected retirement plan contributions for 2004 (see Note 21 to the Consolidated Financial Statements), certain executive benefits, Department of Energy assessment fee (see Note 4 to the Consolidated Financial Statements), and asset retirement obligations which are contractually committed and contributions to the nuclear decommissioning trust fund (see Note 7 to the Consolidated Financial Statements). Duke Energy has not determined these amounts beyond 2008. The majority of asset retirement obligations is not yet contractually committed, and thus is excluded. Amount excludes reserves for litigation, environmental remediation, asbestos-related injuries and damages claims and self-insurance claims (see Note 17 to the Consolidated Financial Statements) because Duke Energy is uncertain as to the timing of when cash payments will be required. Additionally, amount excludes annual insurance premiums that are necessary to operate the business, including nuclear insurance (see Note 17 to the Consolidated Financial Statements), funding of other post-employment benefits (see Note 21 to the Consolidated Financial Statements) and regulatory credits (see Note 4 to the Consolidated Financial Statements) because the amount and timing of the cash payments are uncertain. Also amount excludes Deferred Income Taxes and Investment Tax Credits on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year. Liabilities Associated with Assets Held for Sale (see Note 12 to the Consolidated Financial Statements) are also excluded as Duke Energy expects these liabilities will be assumed by the buyer upon sale of the assets.

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

In the second quarter of 2004, DEFS acquired gathering, processing and transmission assets in southeast New Mexico from ConocoPhillips for a total purchase price approximately $80 million, consisting of $74 million in cash and the assumption of approximately $6 million of liabilities.

On July 2, 2004, Duke Energy realigned certain subsidiaries resulting in all of its wholly owned merchant generation facilities being owned by a newly created entity, Duke Energy Americas, LLC (DEA), a directly wholly owned subsidiary of Duke Capital. DEA and Duke Capital are pass-through entities for US income tax purposes. As a result of these changes, Duke Capital will recognize a federal and state tax expense of approximately $900 million in the third quarter of 2004 from the elimination of the deferred tax assets that existed on its balance sheet prior to the July 2, 2004 reorganization. Correspondingly, Duke Energy, the parent of Duke Capital, will reflect, through consolidation, the elimination of the $900 million deferred tax asset at Duke Capital and the creation of a deferred tax asset of approximately $900 million on its balance sheet. Duke Energy will additionally recognize an approximate $45 million income tax benefit and corresponding deferred tax asset as a result of restating its deferred taxes to reflect a change in state tax rates. In future periods, as these deferred tax assets are converted into cash due to the realization of certain tax losses, Duke Energy intends to infuse the related cash flows back into Duke Capital. Most of these cash benefits result from tax losses arising from the sales of DENA’s Southeastern U.S generation assets and the Moapa facility.

Asset Sales

In January 2004, Duke Energy, through its wholly owned subsidiary Duke Energy Royal, LLC, agreed to sell its interest in six energy service agreements and Duke Energy Huntington Beach, LLC. In February 2004, DEFS entered into a purchase and sale agreement to sell certain gas gathering and processing plant assets in West Texas. Also in February 2004, DEM sold its 15-percent ownership interest in Caribbean Nitrogen Company. Additionally, during the first and second quarter of 2004, DENA sold turbines and surplus equipment. In total, all of these transactions resulted in cash proceeds of approximately $209 million and a net gain of approximately $14 million.

During the first and second quarter of 2004, DETM sold certain physical power contracts in which it held a liability position. As part of the sale, DETM paid a third party an immaterial amount, which approximated the carrying value of the contracts at December 31, 2003.

In the first quarter of 2004, Duke Energy recorded a $238 million after-tax gain related to International Energy’s Asia Pacific power generation and natural transmission businesses. The estimated fair value, less costs to sell was classified as “held for sale” as of December 31, 2003. The gain recorded in the first quarter of 2004 restores the loss recorded during the fourth quarter of 2003. The December 31, 2003 estimated fair value was based upon third-party bids received by International Energy. During the first quarter, Duke Energy determined that it was likely a bid in excess of the originally determined fair value would be accepted. In April 2004, Duke Energy completed the sale of the Asia-Pacific businesses to Alinta Ltd. for a gross sales price of approximately $1.2 billion. This resulted in recording an additional $40 million after-tax gain in the second quarter. Duke Energy received approximately $390 million of cash proceeds, net of debt repayment of approximately $840 million of debt retired (as a non-cash financing activity) as part of the Asia-Pacific operations. The $840 million does not include approximately $50 million of Australian debt which has been placed in trust and fully funded in connection with the closing of the sale transaction and will be repaid in September 2004. This trust is included in the Consolidated Financial Statements as Duke Energy is the primary beneficiary of the trust and, therefore, is required to consolidate the trust under provisions of FIN 46. The Asia-Pacific debt had been classified as Current and Non-Current Liabilities Associated with Assets Held for Sale on the December 31, 2003 Consolidated Balance Sheet. All gains related to this transaction and the results of operations for these assets are included in Net Gain (Loss) on Dispositions, net of tax, within Discontinued Operations, in the 2004 Consolidated Statements of Operations.

On May 4, 2004 Duke Energy announced the sale of its merchant generation business in the southeastern United States to KGen Partners LLC (KGen). The sale transaction has obtained all required regulatory approvals and consents and closed on August 5, 2004. This transaction resulted in a cumulative pre-tax loss of approximately $367 million, of which approximately $360 million was recognized in the first quarter of 2004 to reduce the carrying value of those assets to their estimated fair values, while the remaining amount of the loss will be recognized by Duke Energy in the third quarter of 2004. Subsequent to the closing of the transaction, DENA will continue to provide certain transitional services and operating and maintenance services for the sold assets, including potential exercise of limited plant dispatch rights for a period not to exceed six months form the date of August 5, 2004. DENA anticipates recognizing the sale transaction in the third quarter of 2004, pending resolution of certain continuing involvement provisions.

In conjunction with the sale of DENA’s southeastern assets to KGen, Duke Energy arranged a letter of credit with a face amount of $120 million in favor of Georgia Power Company, to secure obligations of a KGen subsidiary under a seven-year power sales agreement, commencing in May 2005, under which KGen will provide power from its Murray facility to Georgia Power. Duke Energy is the primary obligor to the letter of credit provider, but KGen has an obligation to reimburse Duke Energy for any payments made by it under the letter of credit, as well as expenses incurred by Duke Energy in connection with the letter of credit. Duke Energy will operate the Murray facility under an operation and maintenance agreement with a KGen subsidiary.

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

In May 2004, Duke Energy reached an agreement to sell its 30% equity interest in Compañia de Nitrógeno de Cantarell, S.A. de C.V., nitrogen production and delivery facility in the Bay of Campeche, Gulf of Mexico for approximately $60 million. Duke Energy recorded a non-cash charge of $13 million to Operation, Maintenance and Other expenses on the Consolidated Statements of Operations in the first quarter of 2004 in anticipation of this sale. The sale is expected to close in the third quarter of 2004.

In the second quarter of 2004, Duke Energy announced an agreement to sell one of DENA’s deferred facilities, Moapa, to Nevada Power Company for approximately $182 million in cash, with closing expected during the fourth quarter of 2004 pending regulatory approvals. The Moapa asset was classified as “held for sale” in the June 30, 2004 Consolidated Balance Sheet. This facility will not be reported in Discontinued Operations as, among other considerations, the facility never entered into operations and has no associated historical operating revenues or costs.

Debt and Financing Related Matters

In March 2004, Duke Energy redeemed the entire issue of 7.20% Duke Energy debt to an affiliate due in 2037 for approximately $350 million, in connection with the redemption of its Duke Energy Capital Trust I 7.20% Cumulative Quarterly Income Preferred Securities due 2037. As the securities were redeemed at par, security holders received $25 per each note held, plus accrued and unpaid distributions to the redemption date.

In April 2004, Duke Capital purchased $101 million of its outstanding notes in the open market. These purchases included $49 million of Duke Capital 5.50% senior notes due March 1, 2014 and $52 million of Duke Capital 4.37% senior notes due March 1, 2009. The securities were redeemed at the then current market price plus accrued interest.

In May 2004, Duke Energy redeemed Duke Energy Series C 6.60% Senior Notes due 2038, at a $200 million face value. As the securities were redeemed at par, security holders received $25 per each note held, plus accrued interest to the redemption date.

In May 2004, Duke Energy issued 22,449,000 shares of its common stock in the settlement of the forward purchase contract component of its Equity Units issued in March 2001. Duke Energy issued 35,000,000 Equity Units in March 2001 at $25 per unit. Under the terms of the contract, the Equity Unit holders were required to purchase common stock at a settlement rate based on the current market price of Duke Energy’s common stock at the time of settlement. The rate was 0.6414 shares of stock per Equity Unit.

In June 2004, Westcoast Energy, Inc. redeemed all remaining outstanding Cumulative Redeemable First Preferred Shares, Series 6. The Series 6 Shares were redeemed for 25.00 per share in Canadian dollars plus all accrued and unpaid dividends to the date of redemption for a total redemption amount of approximately 104 million Canadian dollars.

In June 2004, Duke Energy redeemed the entire issue of its 7.20% debt due to an affiliate in 2039 for approximately $250 million, in connection with the redemption of its Duke Energy Capital Trust II 7.20% Trust Preferred Securities. As the securities were redeemed at par, security holders received $25 per preferred security held, plus accrued and unpaid distributions to the redemption date.

In July 2004, Duke Energy announced that on August 31, 2004, it will redeem the entire issue of Duke Capital Financing Trust III 8 3/8% Trust Preferred Securities due August 31, 2029 with a face value of $250 million. As the securities are being redeemed at par, security holders will receive $25 per preferred security held, plus accrued and unpaid distributions to the redemption date. Additionally, Duke Energy plans to remarket $750 million of its 4.32% senior notes, due in 2006, underlying its 8.00% Equity Units on August 11, 2004. Proceeds from the remarketed notes will be held by a collateral agent and used to purchase U.S. Treasury securities to satisfy the forward stock purchase contract component of the Equity Units in November 2004.

Regulatory Matters

Bulk Power Marketing Profit Sharing.    On June 9, 2004, the NCUC approved Duke Energy’s proposal to share an amount equal to 50% of the North Carolina retail allocation of the profits from certain wholesale sales of bulk power from Duke Power generating units at market based rates (BPM Profits). Duke Energy also informed the NCUC that it would no longer include BPM Profits in calculating its North Carolina retail jurisdictional rate of return for its quarterly reports to the NCUC. As approved by the NCUC, the sharing arrangement provides for 50% of the North Carolina allocation of BPM Profits to be distributed through various assistance programs, up to a maximum of $5 million per year. Any amounts exceeding the maximum will be used to reduce rates for industrial customers in North Carolina.

On June 29, 2004, Duke Energy informed the PSCSC that it would no longer include BPM Profits in calculating its South Carolina retail jurisdictional rate of return for its quarterly reports to the PSCSC. Duke Energy proposed to establish an entity to receive 50% of the South Carolina allocable share of the BPM Profits to support public assistance programs, education programs to promote economic development, and grants to promote the attraction and retention of industrial customers. The PSCSC has not addressed the appropriateness of the proposed change in reporting BPM Profits. Duke Energy’s sharing proposal does not require PSCSC approval.

The sharing agreement in both states applies to BPM Profits from January 1, 2004 until the earlier of December 31, 2007, or the effective date of any rates approved by the respective commission after a general rate case. The 2004 year-to-date total of $27 million of shared profits was recorded as a $14 million decrease to revenues (for the portion related to reduced industrial customers rates) and a $13 million charge to expenses (for the portion related to donations to charitable, educational and economic development programs in North Carolina and South Carolina) in the second quarter of 2004.

For information on additional subsequent events related to debt and other financing matters refer to Financing Cash Flows and Liquidity—Significant Financing Activities and Other Financing Matters sections. For information on additional subsequent events related to Regulatory Matters refer to Note 4 to the Consolidated Financial Statements. For information on subsequent events related to litigation and contingencies refer to Note 17—Litigation to the Consolidated Financial Statements. For information on subsequent events related to the MOX guarantee refer to Note 18 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

DUKE ENERGY CORPORATION

Consolidated Statements Of Operations

	Years Ended December 31,
	2003	2002	2001
	(as Revised, See Note 24)
	(In millions, except per-share amounts)
Operating Revenues
Non-regulated electric, natural gas, natural gas liquids, and other	$14,186	$8,818	$11,936
Regulated electric	5,026	4,880	5,088
Regulated natural gas	2,942	2,200	922

Total operating revenues	22,154	15,898	17,946

Operating Expenses
Natural gas and petroleum products purchased	11,473	5,382	6,909
Fuel used in electric generation and purchased power	2,087	2,191	2,022
Operation and maintenance	3,777	3,313	3,712
Depreciation and amortization	1,799	1,511	1,258
Property and other taxes	526	534	430
Impairment and other related charges	2,956	364	—
Impairment of goodwill	254	—	36

Total operating expenses	22,872	13,295	14,367

Gains on Sales of Investments in Commercial and Multi-family Real Estate	84	106	106
(Losses) Gains on Sales of Other Assets, net	(199)	32	238

Operating (Loss) Income	(833)	2,741	3,923

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	123	218	164
Gains on sales of equity investments	279	32	—
Other income and expenses, net	154	129	147

Total other income and expenses	556	379	311
Interest Expense	1,380	1,097	760
Minority Interest Expense	61	116	326

(Loss) Earnings From Continuing Operations Before Income Taxes	(1,718)	1,907	3,148
Income Tax (Benefit) Expense From Continuing Operations	(709)	611	1,149

(Loss) Income From Continuing Operations	(1,009)	1,296	1,999
Discontinued Operations
Net operating loss, net of tax	(23)	(262)	(5)
Net loss on dispositions, net of tax	(129)	—	—

Loss From Discontinued Operations	(152)	(262)	(5)
(Loss) Income Before Cumulative Effect of Change in Accounting Principle	(1,161)	1,034	1,994
Cumulative Effect of Change in Accounting Principle, net of tax and minority interest	(162)	—	(96)

Net (Loss) Income	(1,323)	1,034	1,898
Dividends and Premiums on Redemption of Preferred and Preference Stock	15	13	14

(Loss) Earnings Available For Common Stockholders	$(1,338)	$1,021	$1,884

Common Stock Data
Weighted-average shares outstanding	903	836	767
(Loss) Earnings per share (from continuing operations)
Basic	$(1.13)	$1.53	$2.59
Diluted	$(1.13)	$1.53	$2.57
Loss per share (from discontinued operations)
Basic	$(0.17)	$(0.31)	$(0.01)
Diluted	$(0.17)	$(0.31)	$(0.01)
(Loss) Earnings per share (before cumulative effect of change in accounting principle)
Basic	$(1.30)	$1.22	$2.58
Diluted	$(1.30)	$1.22	$2.56
(Loss) Earnings per share
Basic	$(1.48)	$1.22	$2.45
Diluted	$(1.48)	$1.22	$2.44
Dividends per share	$1.10	$1.10	$1.10

See Notes to Consolidated Financial Statements.

DUKE ENERGY CORPORATION

Consolidated Balance Sheets

	December 31,
	2003	2002
	(as Revised, see Note 24)
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,160	$874
Receivables (net of allowance for doubtful accounts of $280 at 2003 and $349 at 2002)	2,888	4,861
Inventory	941	971
Assets held for sale	424	—
Unrealized gains on mark-to-market and hedging transactions	1,566	2,144
Other	694	887

Total current assets	7,673	9,737

Investments and Other Assets
Investments in unconsolidated affiliates	1,398	2,015
Nuclear decommissioning trust funds	925	708
Goodwill	3,962	3,747
Notes receivable	260	589
Unrealized gains on mark-to-market and hedging transactions	1,857	2,480
Assets held for sale	1,444	—
Investments in residential, commercial and multi-family real estate (net of accumulated depreciation of $32 at 2003 and 2002)	1,331	1,440
Other	1,117	1,645

Total investments and other assets	12,294	12,624

Property, Plant and Equipment
Cost	46,009	47,368
Less accumulated depreciation and amortization	12,139	11,266

Net property, plant and equipment	33,870	36,102

Regulatory Assets and Deferred Debits
Deferred debt expense	275	263
Regulatory assets related to income taxes	1,152	936
Other	939	460

Total regulatory assets and deferred debits	2,366	1,659

Total Assets	$56,203	$60,122

See Notes to Consolidated Financial Statements.

DUKE ENERGY CORPORATION

Consolidated Balance Sheets—(Continued)

	December 31,
	2003	2002
	(as Revised, see Note 24)
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

See Notes to Consolidated Financial Statements.

DUKE ENERGY CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001
	(as Revised, See Note 24)
	(In millions)
Cash Flows From Operating Activities
Net (loss) income	$(1,323)	$1,034	$1,898
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	1,987	1,692	1,450
Cumulative effect of change in accounting principle	162	—	96
Gains on sales of investments in commercial and multi-family real estate	(103)	(106)	(106)
Gain on sales of equity investments and other assets	(86)	(81)	(238)
Impairment charges	3,495	545	36
Deferred income taxes	(534)	495	129
Purchased capacity levelization	194	175	156
Contribution to company-sponsored pension plan	(181)	—	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(15)	596	91
Receivables	1,126	12	3,166
Inventory	(30)	134	(192)
Other current assets	(77)	(335)	694
Increase (decrease) in
Accounts payable	(1,030)	798	(3,545)
Taxes accrued	(168)	(332)	183
Other current liabilities	79	(194)	325
Capital expenditures for residential real estate	(196)	(179)	(230)
Cost of residential real estate sold	167	117	90
Other, assets	(29)	200	(11)
Other, liabilities	(19)	(372)	(243)

Net cash provided by operating activities	3,419	4,199	3,749

Cash Flows From Investing Activities
Capital expenditures, net of refund	(2,275)	(4,745)	(5,700)
Investment expenditures	(290)	(641)	(1,093)
Acquisition of Westcoast Energy Inc., net of cash acquired	—	(1,707)	—
Proceeds from sales of commercial and multi-family real estate	314	169	378
Net proceeds from the sales of equity investment and other assets, and sales of and collections on notes receivable	1,966	516	943
Other	(136)	(53)	37

Net cash used in investing activities	(421)	(6,461)	(5,435)

Cash Flows From Financing Activities
Proceeds from the
Issuance of long-term debt	3,009	5,114	2,673
Issuance of common stock and common stock related to employee benefit plans	277	1,323	1,432
Payments for the redemption of
Long-term debt	(2,849)	(1,837)	(1,298)
Preferred and preference stock and preferred member interests	(38)	(88)	(33)
Guaranteed preferred beneficial interests in subordinated notes	(250)	—	—
Notes payable and commercial paper	(1,702)	(1,067)	(246)
Distributions to minority interests	(2,508)	(2,260)	(3,063)
Contributions from minority interests	2,432	2,535	2,733
Dividends paid	(1,051)	(938)	(871)
Other	23	64	27

Net cash (used in) provided by financing activities	(2,657)	2,846	1,354

Changes in cash and cash equivalents associated with assets held for sale	(55)	—	—

Net increase (decrease) in cash and cash equivalents	286	584	(332)
Cash and cash equivalents at beginning of period	874	290	622

Cash and cash equivalents at end of period	$1,160	$874	$290

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$1,324	$1,011	$733
Cash (refunded) paid for income taxes	$(18)	$344	$770
Significant non-cash transactions:
Acquisition of Westcoast Energy Inc.
Fair value of assets acquired	$—	$9,254	$—
Liabilities assumed, including debt and minority interests	—	8,047	—
Issuance of common stock	—	1,702	—
Capital lease obligations related to property, plant and equipment	$—	$117	$—

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

For information related to certain reclassifications made in connection with Crescent Resources LLC (Crescent) activities see Note 24.

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

Components of Inventory

	December 31,
	2003	2002
	(in millions)
Materials and supplies	$445	$433
Natural gas	299	271
Coal	87	84
Petroleum products	110	167
Trading mark-to-market inventory	—	16

Total inventory	$941	$971

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

Classification of Contract	Accounting Method	Presentation of Gains & Losses or Revenue & Expense
Trading derivatives	Mark-to-market(a)	Net basis in Non-regulated Electric, Natural Gas, Natural Gas Liquids, and Other
Non-trading derivatives:

Cash flow hedge	Accrual(b)	Gross basis in the same income statement category as the related hedged item

Fair value hedge	Accrual	Gross basis in the same income statement category as the related hedged item

Normal purchase or normal sale	Accrual	Gross basis upon settlement in the corresponding income statement category based on commodity type

Undesignated	Mark-to-market	Net basis in the related income statement category for interest rate, currency and commodity derivative.

(a)	An accounting method whereby the change in the fair value of the asset or liability is recognized in the Consolidated Statements of Operations during the current period.
(b)	An accounting method whereby there is only limited recognition in the Consolidated Statements of Operations for changes in fair value of a contract until the service is provided or the associated delivery period occurs except to the extent a cash flow or fair value hedge is ineffective.

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

Investments in Residential, Commercial, and Multi-Family Real Estate.    Investments in residential, commercial and multifamily real estate are carried at cost, net of any related depreciation, and include real estate properties being held for resale, except for any properties meeting the criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” to be presented as Assets Held for Sale, as well as tax-deferred investments being held by qualified intermediaries for future real estate investments. Proceeds from sales of residential properties are presented as revenues and the cost of properties sold are included in operating and maintenance expenses in the consolidated statements of operations. Cash flows related to the acquisition, development and disposal of residential properties are included in cash flows from operating activities in the consolidated statements of cash flows. Gains and losses on sales of commercial and multifamily properties as well as “legacy” land sales are presented as such in the consolidated statements of operations, and cash flows related to these activities are included in cash flows from investing activities in the consolidated statements of cash flows.

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

Duke Energy uses the criteria in SFAS No. 144 to determine when an asset is classified as held for sale. Upon classification as held for sale, the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets.

If an asset or asset group held for sale or sold has clearly distinguishable operations and cash flows, and Duke Energy will not have significant continuing involvement in the operations after the disposal and cash flows of the assets sold have been eliminated from Duke Energy’s ongoing operations, then the related results of operations for the current and prior periods, including any related impairments, are reflected as Discontinued Operations in the Consolidated Statements of Operations. If an asset held for sale does not have clearly distinguishable operations and cash flows, impairments and gains or losses on sales are recorded as (Losses) Gains on Sales of Other Assets, net in the Consolidated Statements of Operations. Impairments for all other long-lived assets, other than goodwill, are recorded as Impairment and Other Related Charges in the Consolidated Statements of Operations.

Unamortized Debt Premium, Discount and Expense.    Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

Crescent sells residential developed lots in North Carolina, South Carolina, Georgia, Florida, Texas and Arizona. Crescent recognizes revenues from the sale of residential developed lots at closing. Profit is recognized under the full accrual method using estimates of average gross profit per lot within a project or phase of a project based on total estimated project costs. Land and land development costs are allocated to land sold based on relative sales values. Crescent recognizes revenues from commercial project sales at closing using the full accrual method. Profit is recognized based on the difference between the sales price and the carrying cost of the project.

Nuclear Fuel.    Amortization of nuclear fuel purchases is included in the Consolidated Statements of Operations as Fuel Used in Electric Generation and Purchased Power. The amortization is recorded using the units-of-production method.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

Deferred Returns and AFUDC.    Deferred returns, recorded in accordance with SFAS No. 71, represent the estimated financing costs associated with funding regulatory assets. Those costs arise primarily from the funding of purchased capacity costs above levels collected in rates. Deferred returns are non-cash items and are primarily recognized as an addition to purchased capacity costs, which are included in Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets, with an offsetting credit to Other Income and Expenses, net. The amount of deferred returns included in Other Income and Expenses, net was $6 million in 2003, $24 million in 2002 and $43 million in 2001.

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

Cumulative Effect of Changes in Accounting Principles.    As of January 1, 2003, Duke Energy adopted the remaining provisions of EITF Issue No. 02-03 and SFAS No. 143, “Accounting for Asset Retirement Obligations.” In accordance with the transition guidance for these standards, Duke Energy recorded a net-of-tax and minority interest cumulative effect adjustment for change in accounting principles of $162 million, or $0.18 per basic share, as a reduction in earnings.

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

Consolidated Pro Forma Results for Duke Energy, including Westcoast (unaudited)

	For the years ended December 31,
	2002	2001
	(in millions, except per share amounts)
Income Statement Data
Operating revenues	$16,216	$20,213
Income before cumulative effect of change in accounting principle	1,071	2,189
Cumulative effect of change in accounting principle, net of tax	—	(96)
Preferred and preference stock dividends	13	14
Earnings available to common stockholders	$1,058	$2,079

Common Stock Data
Weighted-average shares outstanding	846	817
Earnings per share (before cumulative effect of change in accounting principle)
Basic	$1.25	$2.66
Diluted	$1.25	$2.63
Earnings per share
Basic	$1.25	$2.54
Diluted	$1.25	$2.52

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

Dispositions.    The following table details proceeds from the sale of Duke Energy’s assets and businesses for 2003 and 2002.

Proceeds from Sales of Assets and Businesses

	For the years ended December 31,
	2003	2002
	(in millions)
Sales of discontinued operations (see Note 12)(a)	$693	$45
Sales which were recorded as purchase price adjustments to the Westcoast acquisition (see above disclosure)(b)	243	53
Sales of other assets and businesses(c)	1,190	214
Cash disposed of in sales	(16)	—

Net proceeds, including debt assumed by buyers	2,110	312
Debt assumed by buyers	(387)	—

Net proceeds included in the Consolidated Statements of Cash Flows(d)	$1,723	$312

(a)	2003 includes $259 million of debt assumed by buyer
(b)	2003 includes $58 million of debt assumed by buyer
(c)	2003 includes $70 million of debt assumed by buyer
(d)	Excludes investing activities related to sales and collections of notes receivable of $243 million for 2003 and $204 million for 2002, and proceeds from sales of Crescent’s commercial and multi-family real estate of $314 million for 2003 and $169 million for 2002

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

The sale of other assets and businesses for approximately $214 million in gross proceeds for 2002 resulted in gains of $32 million recorded in (Losses) Gains on Sales of Other Assets, net on the Consolidated Statements of Operations, and gains of $32 million recorded in Gains on Sales of Equity Investments in the Consolidated Statements of Operations. Significant sales of other assets and businesses in 2002 are detailed by business segment as follows:

•	Natural Gas Transmission’s sales of assets totaled $81 million in proceeds. Those sales resulted in gains of $32 million, which were included in Gains on Sales of Equity Investments in the Consolidated Statements of Operations. Significant sales included a portion of Natural Gas Transmission’s limited partnership interests in Northern Border Partners L.P.

•	Sales of assets and businesses previously included in Other Operations totaled $133 million in proceeds. Those sales resulted in gains of $32 million, which were included in (Losses) Gains on Sales of Other Assets, net in the Consolidated Statements of Operations. Significant sales included portions of the Duke Engineering & Services, Inc. (DE&S) and DukeSolutions, Inc. (DukeSolutions) businesses, and the sale of Duke Energy’s remaining water operations.

3. Business Segments

Duke Energy is a leading energy company located in the Americas with an affiliated real estate operation. Duke Energy provides its services through the business segments described below.

Duke Energy operates the following business units: Franchised Electric, Natural Gas Transmission, Field Services, DENA, International Energy and Crescent. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. The entities under each business unit have similar economic characteristics, services, production processes, distribution methods and regulatory concerns. All of the Duke Energy business units are considered reportable segments under SFAS No. 131.

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

Beginning in 2004, Crescent, formerly part of Other Operations, is considered a separate reportable segment. All information for all the years presented within this report has been updated to show the impact of presenting Crescent as a separate reportable segment. Crescent develops high-quality commercial, residential and multi-family real estate projects, and manages “legacy” land holdings primarily in the Southeastern and Southwestern U.S.

All other entities previously included in Other Operations and now within Other still remain, primarily: DukeNet Communications, LLC (DukeNet), Duke Energy Merchants, LLC (DEM) and Duke/Fluor Daniel (D/FD). DukeNet develops and manages fiber optic communications systems for wireless, local and long-distance communications companies; and for selected educational, governmental, financial and health care entities. DEM is in the refined products business. During 2003, Duke Energy determined that it will exit the refined products business at DEM in an orderly manner and is unwinding its portfolio of contracts. D/FD provides comprehensive engineering, procurement, construction, commissioning and operating plant services for fossil-fueled electric power generating facilities worldwide. D/FD is a 50/50 partnership between subsidiaries of Duke Energy and Fluor Corporation. During 2003, Duke Energy and Fluor Corporation announced that the D/FD partnership will be dissolved. The D/FD partners have adopted a plan for an orderly wind-down of the business targeted for completion in July 2005. Also previously included in Other Operations was Energy Delivery Services Inc., an engineering, construction, maintenance and technical services firm specializing in electric transmission and distribution lines and substation projects, until its sale on December 31, 2003. Additionally, Duke Capital Partners, LLC (DCP), a wholly owned merchant finance company that provided debt and equity capital and financial advisory services primarily to the merchant energy industry, had been previously included in Other Operations, but is now classified as discontinued operations.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

Duke Energy’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Energy’s segments are the same as those described in Note 1. Management evaluates segment performance primarily based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT).

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated (Loss) Earnings from Continuing Operations before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures	Segment Assets(b)
	(in millions)
Year Ended December 31, 2003
Franchised Electric	$4,862	$21	$4,883	$1,403	$748	$1,030	$16,088
Natural Gas Transmission	2,942	255	3,197	1,317	393	766	16,384
Field Services	7,987	674	8,661	186	299	211	6,417
Duke Energy North America	4,115	206	4,321	(3,341)	251	277	9,184
International Energy	597	—	597	210	57	71	4,550
Crescent (c)	284	—	284	133	7	290	1,653

Total reportable segments	20,787	1,156	21,943	(92)	1,755	2,645	54,276
Other	1,367	261	1,628	(272)	44	116	2,585
Eliminations	—	(1,417)	(1,417)	62	—	—	(658)
Interest expense	—	—	—	(1,380)	—	—	—
Minority interest expense and other(d)	—	—	—	(36)	—	—	—

Total consolidated	$22,154	$—	$22,154	$(1,718)	$1,799	$2,761	$56,203

Year Ended December 31, 2002
Franchised Electric	$4,880	$8	$4,888	$1,595	$614	$1,269	$14,642
Natural Gas Transmission	2,200	264	2,464	1,161	324	2,878	15,189
Field Services	4,875	1,115	5,990	149	286	309	6,793
Duke Energy North America	2,725	(1,173)	1,552	169	190	2,013	13,487
International Energy	737	6	743	102	54	412	5,803
Crescent (c)	226	—	226	158	8	275	1,685

Total reportable segments	15,643	220	15,863	3,334	1,476	7,156	57,599
Other	133	170	303	(368)	35	193	3,357
Eliminations and reclassifications	122	(390)	(268)	43	—	—	(834)
Interest expense	—	—	—	(1,097)	—	—	—
Minority interest expense and other(d)	—	—	—	(5)	—	—	—
Cash acquired in acquisitions	—	—	—	—	—	(77)	—

Total consolidated	$15,898	$—	$15,898	$1,907	$1,511	$7,272	$60,122

Year Ended December 31, 2001
Franchised Electric	$4,737	$9	$4,746	$1,626	$588	$1,115	$14,193
Natural Gas Transmission	922	138	1,060	607	141	748	5,047
Field Services	6,752	1,589	8,341	334	271	587	7,113
Duke Energy North America	4,562	(1,548)	3,014	1,487	103	3,213	14,107
International Energy	668	16	684	236	62	442	5,115
Crescent (c)	213	—	213	167	11	452	1,601

Total reportable segments	17,854	204	18,058	4,457	1,176	6,557	47,176
Other	92	505	597	(539)	82	483	3,294
Eliminations	—	(709)	(709)	230	—	—	(846)
Interest expense	—	—	—	(760)	—	—	—
Minority interest expense and other(d)	—	—	—	(240)	—	—	—
Cash acquired in acquisitions	—	—	—	—	—	(17)	—

Total consolidated	$17,946	$—	$17,946	$3,148	$1,258	$7,023	$49,624

(a)	Segment results exclude results of entities classified as discontinued operations
(b)	Includes assets held for sale
(c)	Capital expenditures for residential properties are included in operating cash flows on the Consolidated Statement of Cash flows. Capital expenditures for commercial and multi-family properties are included in investing cash flows on the Consolidated Statement of Cash flows.
(d)	Includes interest income, foreign currency remeasurement gains and losses, and additional minority interest expense not allocated to the segment results.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

Geographic Data

	U.S.	Canada	Latin America	Other Foreign	Consolidated
	(in millions)
2003
Consolidated revenues	$16,617	$4,854	$556	$127	$22,154
Consolidated long-lived assets	35,220	9,272	2,449	1,589	48,530
2002
Consolidated revenues	$13,850	$1,308	$674	$66	$15,898
Consolidated long-lived assets	38,138	7,895	2,118	2,234	50,385
2001
Consolidated revenues	$15,668	$1,771	$197	$310	$17,946
Consolidated long-lived assets	35,494	516	2,573	1,594	40,177

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

In 2002, the state of North Carolina passed clean air legislation that includes provisions that freeze electric utility rates from June 20, 2002 (the effective date of the statute) to December 31, 2007 (rate freeze period), subject to certain conditions, in order for certain North Carolina electric utilities, including Duke Energy, to make significant reductions in emissions of sulfur dioxide and nitrogen oxides from the state’s coal-fired power plants over the next ten years. Included in the legislation are provisions that allow electric utilities, including

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

Duke Energy, to accelerate the recovery of these compliance costs by amortizing them over seven years (2003-2009). Franchised Electric’s amortization expense for 2003 included $115 million related to this clean air legislation. The legislation provides for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized within certain limits although the legislation requires that a minimum of 70% of the total be amortized within the rate freeze period. In year 2003, amortization of compliance costs were approximately 54% of the annual levelized compliance costs.

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

6. Income Taxes

The following details the components of income tax (benefit) expense from continuing operations:

Income Tax (Benefit) Expense from Continuing Operations

	For the Years Ended December 31,
	2003		2002	2001
	(in millions)
Current income taxes
Federal	$(234)		$84	$822
State	(78)		14	106
Foreign	130		18	27

Total current income taxes	(182)		116	955

Deferred income taxes
Federal	(472)		440	165
State	(9)		21	9
Foreign	(33)		48	33

Total deferred income taxes	(514)		509	207

Investment tax credit amortization	(13)		(14)	(13)

Total income tax (benefit) expense from continuing operations	$(709	)(a)	$611	$1,149	(b)

(a)	Excludes $94 million of deferred federal, state and foreign tax benefits related to the cumulative effect of changes in accounting principles recorded net of tax.
(b)	Excludes $59 million of deferred federal and state tax benefits related to the cumulative effect of change in accounting principle recorded net of tax.

The taxes recorded for discontinuing operations are excluded from the continuing operations section above and are presented as a separate column in Note 12.

(Loss) Earnings from Continuing Operations before Income Taxes

	For the Years Ended December 31,
	2003	2002	2001
	(in millions)
Domestic	$(2,019)	$1,620	$2,929
Foreign	301	287	219

Total (loss) income	$(1,718)	$1,907	$3,148

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

Income Tax (Benefit) Expense from Continuing Operations Reconciliation to Statutory Rate

	For the Years Ended December 31,
	2003	2002	2001
	(in millions)
Income tax (benefit) expense, computed at the statutory rate of 35%	$(601)	$667	$1,102
State income tax, net of federal income tax effect	(57)	23	74
Tax differential on foreign earnings	(9)	(34)	(17)
Employee stock ownership plan dividends	(20)	(33)	(2)
Other items, net	(22)	(12)	(8)

Total income tax (benefit) expense from continuing operations	$(709)	$611	$1,149

Effective tax rate	41.3%	32.0%	36.5%

Net Deferred Income Tax Liability Components

	December 31,
	2003	2002
	(in millions)
Deferred credits and other liabilities	$1,190	$1,540
Other	38	145

Total deferred income tax assets	1,228	1,685
Valuation allowance	(39)	(41)

Net deferred income tax assets	1,189	1,644

Investments and other assets	(985)	(1,043)
Accelerated depreciation rates	(3,006)	(4,224)
Regulatory assets and deferred debits	(1,059)	(856)

Total deferred income tax liabilities	(5,050)	(6,123)

Total net deferred income tax liabilities	$(3,861)	$(4,479)

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Deferred Tax Liabilities

	December 31,
	2003	2002
	(in millions)
Current deferred tax assets, included in other current assets	$62	$59
Non-current deferred tax assets, included in other investments and other assets	197	296
Non-current deferred tax liabilities	(4,120)	(4,834)

Total net deferred income tax liabilities	$(3,861)	$(4,479)

Valuation allowances have been established for certain foreign net operating loss carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. The net change in the total valuation allowance is included in “Tax differential on foreign earnings” of the Reconciliation to Statutory Rate.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

Upon adoption of SFAS No. 143, Duke Energy’s regulated electric and regulated natural gas operations classified removal and nuclear decommissioning costs for property that does not have an associated legal retirement obligation as a regulatory liability, in accordance with regulatory treatment. The total amount of removal and nuclear decommissioning costs included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets was $1,207 million as of December 31, 2003, which consisted of $1,190 million related to regulated electric operations and $17 million related to regulated natural gas operations. The total amount of removal and nuclear decommissioning costs included as a liability in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets was $1,160 million as of December 31, 2002, which consisted of $1,139 million related to regulated electric operations and $21 million related to regulated natural gas operations.

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

The amounts in the table above represent the combination of amounts presented as assets and (liabilities) for Unrealized Gains and Losses on Mark-to-Market and Hedging Transactions on Duke Energy’s Consolidated Balance Sheets. All amounts in the table represent fair value except that certain hedging amounts include assets related to the application of the normal purchases and normal sales exception for electricity contracts of $267 million as of December 31, 2003. Duke Energy began applying the normal purchases and normal sales exception of DIG Issue C15 for electricity contracts July 1, 2001. For those contracts that were previously designated as cash flow hedges, Duke Energy treated the change as a de-designation under SFAS No. 133, and the fair value of each qualifying contract on July 1, 2001 became the contract’s net carrying amount. The contract’s net carrying amount will reduce upon settlement of the associated contracts.

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

Changes in the Carrying Amount of Goodwill

	Balance December 31, 2002	Acquired Goodwill	Impairments	Dispositions(c)	Other(a)	Balance December 31, 2003
	(in millions)
Natural Gas Transmission	$2,760	$—	$—	$(27)	$491	$3,224
Field Services	481	—	—	—	12	493
Duke Energy North America	100	—	(100)	—	—	—
International Energy	246	—	—	(5)	(3)	238
Crescent	6	—	—	—	1	7
Other(b)	154	—	(154)	—	—	—

Total consolidated	$3,747	$—	$(254)	$(32)	$501	$3,962

	Balance December 31, 2001	Acquired Goodwill	Impairments	Dispositions	Other(a)	Balance December 31, 2002
Natural Gas Transmission	$481	$2,279	$—	$—	$—	$2,760
Field Services	571	—	—	—	(90)	481
Duke Energy North America	91	—	—	—	9	100
International Energy	427	18	(194)	—	(5)	246
Crescent	—	—	—	—	6	6
Other(b)	160	—	—	—	(6)	154

Total consolidated	$1,730	$2,297	$(194)	$—	$(86)	$3,747

(a)	Amounts consist primarily of foreign currency translation and purchase price adjustments to prior year acquisitions.
(b)	Amount represents corporate goodwill that is allocated to DENA for the purpose of impairment testing pursuant to SFAS No. 142. As a result, the impairment charge in 2003 was recorded in the DENA segment.
(c)	Amounts were included in the disposal of a portion of a reporting unit within Natural Gas Transmission and International Energy.

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

10. Investments in Unconsolidated Affiliates and Related Party Transactions

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

As of December 31, 2003 investments in affiliates were carried at approximately $66 million less than the amount of underlying equity in net assets (5% of total investment in affiliates as of December 31, 2003). This amount is related to the difference in the carrying amount and the underlying net assets of investments owned by Field Services. Such difference has been fully allocated to the respective investee’s long-lived assets and the amounts are being amortized into income over the life of the underlying related long-lived assets.

As of December 31, 2002 investments in affiliates were carried at approximately $330 million less than the amount of underlying equity in net assets (16% of total investment in affiliates as of December 31, 2002). Approximately $146 million related to recording investments acquired as part of the Westcoast acquisition at fair value. These assets were sold in 2003. Approximately $161 million related to the difference in the carrying amount and the underlying net assets of investments owned by Field Services. Such difference has been fully allocated to the respective investee’s long-lived assets, and the amounts are being amortized into income over the life of the underlying related long-lived assets.

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

Crescent.    As of December 31, 2003 investments included various real estate development projects.

Other.    As of December 31, 2003 investments primarily included participation in various construction and support activities for fossil-fueled generating plants through D/FD.

Investments in Unconsolidated Affiliates

	As of:
	December 31, 2003			December 31, 2002
	Domestic	International	Total	Domestic	International	Total
	(in millions)
Natural Gas Transmission	$787	$5	$792	$1,044	$191	$1,235
Field Services	194	—	194	239	—	239
Duke Energy North America	139	39	178	296	43	339
International Energy	—	147	147	—	122	122
Crescent	15	—	15	17	—	17
Other	66	6	72	58	5	63

Total	$1,201	$197	$1,398	$1,654	$361	$2,015

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

Equity in Earnings of Unconsolidated Affiliates

	For the years ended:
	December 31, 2003			December 31, 2002			December 31, 2001
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
	(in millions)
Natural Gas Transmission	$19	$8	$27	$87	$19	$106	$38	$7	$45
Field Services	56	—	56	60	—	60	45	—	45
Duke Energy North America	22	(2)	20	39	5	44	54	—	54
International Energy	—	27	27	—	63	63	—	35	35
Crescent	—	—	—	—	—	—	2	—	2
Other (a)	(9)	2	(7)	(54)	(1)	(55)	(17)	—	(17)

Total	$88	$35	$123	$132	$86	$218	$122	$42	$164

(a)	Includes equity investments at the corporate level and the elimination of 50% of the profit earned by D/FD on construction projects with DENA and Duke Power. D/FD is 50% owned by Duke Energy. See additional information in the Related Party Transactions section that follows.

Summarized Combined Financial Information of Unconsolidated Affiliates

	As of December 31,
	2003	2002
	(in millions)
Balance Sheet
Current assets	$1,552	$2,233
Noncurrent assets	8,435	14,865
Current liabilities	(979)	(1,711)
Noncurrent liabilities	(4,062)	(8,665)

Net assets	$4,946	$6,722

	For the Years Ended December 31,
	2003	2002	2001
Income Statement
Operating revenues	$6,253	$6,072	$5,177
Operating expenses	5,526	5,094	4,525
Net income	550	830	475

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

In order to eliminate exposure to international markets outside of Latin America and Canada, in 2003 Duke Energy decided to pursue a possible sale or initial public offering of International Energy’s Asia-Pacific power generation and natural gas transmission business. This business is expected to be sold within twelve months. As a result of this decision, International Energy recorded a pre-tax loss, which represents the excess of the carrying value over the estimated fair value of the business, less estimated costs to sell. Fair value of the business was estimated based primarily on comparable third party sales and analysis from outside advisors. This loss was included in Discontinued Operations—Net Loss on Dispositions in the Consolidated Statements of Operations.

Additionally in 2003, International Energy restructured and began exiting its operations in Europe. This business is expected to be sold over the next twelve months. Also in 2003, International Energy sold its Dutch gas marketing business for $84 million and sold a power generation plant in France for $79 million. Duke Energy recorded a pre-tax net gain on these sales, which was included in Discontinued Operations—Net Loss on Dispositions in the Consolidated Statements of Operations. An income tax benefit was recorded in 2003, primarily associated with the goodwill impairment recognized in 2002 for the gas marketing business in Europe, the 2003 sale of that business and certain other exit costs. This tax benefit was included in Discontinued Operations—Net Loss on Dispositions in the Consolidated Statements of Operations.

During 2003, Duke Energy decided to exit the merchant finance business conducted by DCP. As a result, Duke Energy recorded a pre-tax loss, which represents the excess of the carrying value of the notes receivable over the fair value, less costs to sell. Fair value of the notes receivable, the primary component of the business, was estimated based primarily on discounted cash flow analysis. The loss was included in Discontinued Operations—Net Loss on Dispositions, in the Consolidated Statements of Operations. Duke Energy expects that the exit of the merchant finance business will occur within twelve months.

Crescent routinely develops real estate projects and operates those facilities until they are substantially leased and a sales agreement is finalized. If a project has distinguishable operations and cash flows and Crescent

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DEFS sold two packages of assets for a total sales price of $90 million. The gain on these sales was included in Discontinued Operations—Net Loss on Dispositions in the Consolidated Statements of Operations. The assets sold consisted of various gas processing plants and gathering pipelines in Mississippi, Texas, Alabama, Louisiana and Oklahoma.

DEM sold Duke Energy Hydrocarbons LLC for approximately $83 million. Duke Energy recorded a loss on the sale, which was included in Discontinued Operations—Net Loss on Dispositions, in the Consolidated Statements of Operations.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

International Energy completed the sale of its 85.7% majority interest in P.T. Puncakjaya Power (PJP) in Indonesia for $78 million. The sale resulted in a reduction to Duke Energy’s consolidated indebtedness of $259 million. Duke Energy recorded a loss on the sale, which was included in Discontinued Operations—Net Loss on Dispositions in the Consolidated Statements of Operations. In addition, in the first quarter of 2004, DEFS sold assets in West Texas for approximately $62 million. The table below has been updated to reflect the related operations as discontinued for the years ended December 31, 2003, 2002 and 2001.

Discontinued Operations

		Operating Loss			Loss on Disposition
	Operating Revenues	Pre-tax Operating Income (Loss)	Income Tax Expense (Benefit)	Operating Income (Loss), Net of Tax	Pre-tax Gain (Loss) on Dispositions	Income Tax Expense (Benefit)	Gain (Loss) on Dispositions, Net of Tax
	(in millions)
Year Ended December 31, 2003
Field Services	$279	$9	$4	$5	$18	$7	$11
International Energy	759	(29)	(4)	(25)	(242)	(119)	(123)
Crescent	5	1	1	—	18	7	11
Other	30	(4)	(1)	(3)	(46)	(18)	(28)

Total consolidated	$1,073	$(23)	$—	$(23)	$(252)	$(123)	$(129)

Year Ended December 31, 2002
Field Services	$261	$(24)	$(9)	$(15)	$—	$—	$—
International Energy	133	(256)	7	(263)	—	—	—
Other	57	25	9	16	—	—	—

Total consolidated	$451	$(255)	$7	$(262)	$—	$—	$—

Year Ended December 31, 2001
Field Services	$331	$1	$1	$—	$—	$—	$—
International Energy	107	(18)	(3)	(15)	—	—	—
Other	74	13	3	10	—	—	—

Total consolidated	$512	$(4)	$1	$(5)	$—	$—	$—

The 2002 discontinued operations pre-tax operating income (loss) for International Energy included a goodwill impairment loss of $194 million, which was not deductible for tax purposes until 2003 when the business was restructured.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

13. Property, Plant and Equipment

	December 31,
	2003	2002
	(in millions)
Land(a)	$503	$391
Plant
Electric generation, distribution and transmission(a)	23,577	23,360
Natural gas transmission and distribution	11,536	10,801
Gathering and processing facilities(a)	5,435	5,167
Other buildings and improvements(a)	448	540
Nuclear fuel	863	827
Equipment	1,166	1,057
Vehicles	135	168
Construction in process(b)	1,029	3,624
Other(a)	1,317	1,433

Total property, plant and equipment	46,009	47,368
Total accumulated depreciation(c), (d)	(12,139)	(11,266)

Total net property, plant and equipment	$33,870	$36,102

(a)	Includes capitalized leases: $293 million for 2003 and $425 million for 2002.
(b)	Includes $49 million as of December 31, 2003 and $1,165 million as of December 31, 2002 related to DENA merchant power plants for which construction has been deferred. The majority of deferred merchant plant costs were written down in 2003 due to impairment. (See Note 11 for additional information on impairment and other related charges.)
(c)	Includes accumulated amortization of nuclear fuel: $604 million for 2003 and $566 million for 2002.
(d)	Includes accumulated amortization of capitalized leases: $87 million for 2003 and $139 million for 2002.

Capitalized interest of $132 million for 2003, $250 million for 2002 and $167 million for 2001 is included in the Consolidated Statements of Operations.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

14. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2003	2002
	(in millions)
Unsecured debt	6.5%	2004 – 2038	$16,562	$16,222
Secured debt	2.8%	2004 – 2019	2,344	2,654
First and refunding mortgage bonds	4.6%	2008 – 2027	1,215	690
Trust preferred securities(a)	7.5%	2029 – 2039	876	—
Capital leases	8.9%	2005 – 2032	367	339
Other debt(b)	2.0%	2004 – 2017	309	514
Commercial paper(c)	1.3%		240	2,030
Preferred stock with sinking fund requirements(d)	6.8%	2004 – 2015	25	—
Fair value hedge carrying value adjustment		2004 – 2032	95	123
Unamortized debt discount and premium, net			(81)	(107)

Total debt(e), (f)			21,952	22,465
Current maturities of long-term debt			(1,200)	(1,329)
Short-term notes payable and commercial paper(g)			(130)	(915)

Total long-term debt			$20,622	$20,221

(a)	Upon the implementation of SFAS No. 150, effective July 1, 2003, the trust preferred securities were reclassified to Long-term Debt from Guaranteed Preferred Beneficial Interests in Subordinated Notes of Duke Energy Corporation or Subsidiaries. Additionally, upon the adoption of the provisions of FIN 46R as of December 31, 2003, Duke Energy’s remaining trust subsidiaries that had issued the trust preferred securities were deconsolidated since Duke Energy was not the primary beneficiary of the trust subsidiaries. This resulted in Duke Energy reflecting debt to affiliates in the December 31, 2003 Long-term Debt balance.
(b)	Includes $172 million of Duke Energy pollution control bonds as of December 31, 2003 and 2002. As of December 31, 2003, $40 million was secured by first and refunding mortgage bonds and $77 million was secured by a letter of credit, and as of December 31, 2002, $117 million was secured by first and refunding mortgage bonds.
(c)	Includes $150 million as of December 31, 2003 and $1,150 million as of December 31, 2002 that was classified as Long-term Debt on the Consolidated Balance Sheets. The weighted-average days to maturity were 18 days as of December 31, 2003 and 20 days as of December 31, 2002.
(d)	Upon the implementation of SFAS No. 150, effective July 1, 2003, the preferred stock with sinking fund requirements was reclassified to Long-term Debt from Preferred and Preference Stock with Sinking Fund Requirements. As of December 31, 2003, there were 250,000 issued and outstanding shares of 6.75% Preferred Stock, Series X issued in 1993.
(e)	As of December 31, 2003, $437 million of debt was denominated in Brazilian reais with the principal indexed annually to Brazilian inflation and $3,673 million of debt was denominated in Canadian dollars. As of December 31, 2002, $675 million of debt was denominated in Australian dollars, $346 million of debt was denominated in Brazilian reais with the principal indexed annually to Brazilian inflation and $3,462 million of debt was denominated in Canadian dollars.
(f)	Excludes $883 million of long-term debt, notes payable and commercial paper denominated in Australian dollars related to International Energy’s Australian operations. As of December 31, 2003, International Energy’s Australian operations were classified as discontinued operations, and the debt associated with the Australian operations was reclassified to Current and Non-Current Liabilities Associated with Assets Held for Sale as the debt is intended to be transferred in the sale transaction and subsequently retired.
(g)	Weighted-average rates on outstanding short-term notes payable and commercial paper was 1.7% as of December 31, 2003 and 2.6% as of December 31, 2002.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

Convertible Debt.    As of December 31, 2003, unsecured debt included $770 million of 1.75% convertible senior notes due in 2023. These senior notes, which were issued in May 2003, are convertible to Duke Energy common stock at a premium of 40% above the May 1, 2003 closing common stock market price of $16.85 per share. Upon conversion, the senior notes are potentially convertible into approximately 32.6 million shares of common stock. The conversion of these senior notes into shares of Duke Energy common stock is contingent on the occurrence of certain events during specified periods. These events include whether the price of Duke Energy common stock reaches specified thresholds, the credit rating of Duke Energy falls below certain thresholds, the holders put the senior notes back to Duke Energy, the convertible notes are called for redemption by Duke Energy, or specified transactions have occurred. The conditions that permit such conversion were not satisfied as of December 31, 2003. Therefore, the contingently issuable shares of common stock were not included in the calculation of diluted earnings per share for the year ended December 31, 2003. Holders of the senior notes may require Duke Energy to purchase all or a portion of their senior notes for cash on May 15, 2007, May 15, 2012, and May 15, 2017, at a price equal to the principal amount of the senior notes plus accrued interest, if any. Duke Energy may redeem for cash all or a portion of the senior notes at any time on or after May 20, 2007, at a price equal to the sum of the issue price plus accrued interest, if any, on the redemption date.

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

For additional information on subsequent debt issuances and redemptions see Note 23.

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

Duke Energy’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in acceleration of due dates of certain borrowings and/or termination of the agreements. As of December 31, 2003, Duke Energy was in compliance with those covenants. In addition, certain of the credit agreements contain cross-acceleration provisions that may allow for acceleration of payments or termination of the agreements upon: (1) nonpayment or (2) acceleration of other significant indebtedness of the applicable borrower or certain of its subsidiaries. None of the credit agreements contain material adverse change clauses or any covenants based upon credit ratings.

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

Preferred Stock without Sinking Fund Requirements

Rate/Series	Year Issued	Shares Issued and Outstanding at December 31, 2003	December 31,
			2003	2002
			(dollars in millions)
4.50% C	1964	175,000	$18	$18
7.85% S	1992	300,000	30	30
7.00% W	1993	249,989	25	25
7.04% Y	1993	299,995	30	30
6.375% (Preferred Stock A)	1993	1,257,185	31	31

Total			$134	$134

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

If NEIL’s losses exceed its reserves for any of the above three programs, Duke Energy is liable for assessments of up to 10 times its annual premiums. The current potential maximum assessments are: Primary Property Insurance—$34 million, Excess Property Insurance—$39 million and Business Interruption Insurance—$28 million.

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

In the U.S., administration greenhouse gas policy currently favors voluntary actions, continued research, and technology development over near-term mandatory greenhouse gas reduction requirements. Although several bills have been introduced in Congress that would compel CO2 emissions reductions, none have advanced through the legislature and there are presently no federal mandatory greenhouse gas reduction requirements. The likelihood of any federal mandatory CO2 emissions reduction regime being enacted in the near future, or the specific requirements of any such regime that were to become law, is highly uncertain. Some states are contemplating or have taken steps to manage greenhouse gas emissions, and while a number of states in the Northeast and far West recently began discussing the possible implementation of regional greenhouse gas reduction programs in the future, the outcome of such discussions is very uncertain. To the extent that a Kyoto Protocol emissions reductions regime comes into legal effect, or that significant greenhouse gas emissions reduction policies are legally adopted or promulgated in non-Kyoto jurisdictions, including the U. S. or its various states, such mandatory emissions reduction requirements could have far-reaching and significant implications for industry in those jurisdictions, including the respective energy sectors. Duke Energy cannot estimate with certainty the potential effect of the Canadian greenhouse gas reduction policy currently under development or estimate the potential effect of U.S. federal or state level greenhouse gas policy on future consolidated results of operations, cash flows or financial position due to the uncertainty of the Canadian policy

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

and the speculative nature of U.S. federal and state policy. Duke Energy stays abreast of and engaged in the greenhouse gas policy developments of the countries, states and regions in which it operates, and will continue to assess and respond to their potential implications for Duke Energy’s business operations in the U.S., Canada and around the world.

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

Duke Energy asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions. Moreover, the EPA’s allegations run counter to previous EPA guidance regarding the applicability of the NSR permitting requirements. In 2003, the Court issued an opinion in response to the parties’ motions for summary judgment which effectively adopted Duke Energy’s position regarding the legal tests for determining what is “routine” and for calculation of emissions. Based upon a joint motion of the parties in the case, the Court on April 15, 2004 entered an Order and Final Judgment finding in favor of Duke Energy. The joint motion notified the Court that the government could not prove its allegations at trial against Duke Energy in light of the legal standards established by the Court in its 2003 order. The judgment reflects that Duke Energy did not violate the NSR program under the CAA. The government filed its appeal of the judgment to the U.S. 4th Circuit Court of Appeals in June 2004. Based on the current rulings by the trial court, Duke Energy does not believe the outcome of this matter will have a material adverse effect on its consolidated results of operations, cash flows or financial position. Subsequent rulings by an appellate court could significantly affect the outcome.

Western Energy Litigation.    Commencing in 2000, plaintiffs have filed and served 31 lawsuits in state and federal courts in California, Montana, Oregon and Washington against numerous energy companies, including Duke Energy affiliates, and current and former Duke Energy executives. Most of these suits seek class action certification on behalf of purchasers of electric and/or natural gas energy residing in the states of California, Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana. The plaintiffs allege that the defendants manipulated the electricity and/or natural gas markets in violation of various state and/or federal antitrust, unfair business practices, and other laws. Plaintiffs in certain cases further allege that such activities, including engaging in “round trip” trades, providing false information to natural gas trade publications, and unlawfully exchanging information, resulted in artificially high energy prices. Plaintiffs seek aggregate damages or restitution of billions of dollars from the defendants. To date, eight suits have been dismissed on filed rate and federal preemption grounds. Plaintiffs are appealing the dismissals. One suit was dismissed voluntarily.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

In July 2004, Duke Energy reached an agreement in principle resolving the class-action litigation involving the purchase of electricity filed on behalf of ratepayers and certain other electricity consumers in California, Washington, Oregon, Utah and Idaho. This agreement is part of a more comprehensive agreement involving the FERC refunds and other proceedings. This agreement (California Agreement) is addressed in more detail in the Western Energy Regulatory Matters and Investigations paragraph below.

Suits filed on behalf of electricity ratepayers in other western states, on behalf of entities that purchased electricity directly from a generator and on behalf of natural gas purchasers, remain pending. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits, but, based on rulings by trial courts and the California Settlement, Duke Energy does not presently believe the outcome of these matters will have a material adverse effect on its consolidated results of operations, cash flows or financial position. Subsequent rulings by appellate courts could significantly affect the outcome.

In 2003, Pacific Gas and Electric Company (PG&E) initiated arbitration proceedings regarding disputes with DETM relating to amounts owed in connection with the termination of a bilateral power contract between the parties in early 2001. PG&E sought in excess of $25 million from DETM pursuant to a disputed “true-up” agreement between the parties. The PG&E true-up dispute was resolved in connection with the California Settlement.

In 2002, Southern California Edison Company (SCE) initiated arbitration proceedings regarding disputes with DETM relating to amounts owed in connection with the termination of bilateral power contracts between the parties in early 2001. SCE disputes DETM’s termination calculation and seeks in excess of $80 million. This dispute is not resolved in the California Settlement. Based on the level of damages claimed by the plaintiff and Duke Energy’s assessment of possible outcomes in this matter, Duke Energy does not expect that the resolution of this matter will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Western Energy Regulatory Matters and Investigations.    Several investigations and regulatory proceedings at the state and federal levels are looking into the causes of high wholesale electricity prices in the western U.S. during 2000 and 2001. Duke Energy has resolved these issues which are described in detail below, through the California Settlement.

In the FERC refund proceedings, the FERC has ordered some sellers, including DETM, to refund, or to offset against outstanding accounts receivable, amounts billed for electricity sales in excess of a FERC-established proxy price. In 2002, the presiding administrative law judge in the FERC refund proceedings issued preliminary estimates that indicated DETM had a refund liability of approximately $95 million.

The FERC issued staff recommendations and an order in 2003 relating to the refund proceeding and investigations into the causes of high wholesale electricity prices in the western U.S. during 2000 and 2001. The Order modified the prior refund methodology by changing the gas proxy price used in the refund calculation. Duke Energy cannot predict with certainty the outcome of the methodology change, but Platts, an energy industry publication, reported that a FERC spokesman announced that the methodology change could result in an increase in the total aggregate refund amount for all generators from $1.8 billion to at least $3.3 billion. The 2003 order allowed generators to receive a gas cost credit in instances where companies incurred fuel costs exceeding the gas proxy price. DENA and DETM submitted gas cost data to the FERC and sought a gas price credit in the range of $72 million. The California parties challenged both the amount and availability of the credit. Resolution of the refund proceeding is included in the California Settlement.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

In 2003, the FERC issued an Order to Show Cause concerning Enron-type gaming behavior and a companion Order requiring suppliers, including DETM, to justify bids in the California Independent System Operator and California Power Exchange markets made above the level of $250 per megawatt hour from May 1, 2000 through October 1, 2000. Also in 2003, the FERC Staff and Duke Energy announced two agreements to resolve all matters at issue in both of these orders. Duke Energy agreed to pay up to $4.59 million to the benefit of California and western electricity consumers, pending final approval by the FERC. The FERC approved the agreement involving bidding practices and rejected the California parties’ objections to the agreement. The California parties sought review of the FERC’s ruling on this agreement from the 9th Circuit U.S. Court of Appeals. On April 19, 2004, the administrative law judge reviewing the remaining agreement issued a certification approving the settlement and rejecting the California parties’ objections. That agreement was submitted to the FERC for review. The California Parties’ challenge of the two agreements is resolved through the California Settlement.

At the state level, the California Public Utilities Commission (CPUC), a California State Senate Select Committee, the California Attorney General (with participation by the Attorneys General of Washington and Oregon) and the San Diego District Attorney are conducting formal and informal investigations involving some Duke Energy entities regarding the California energy markets, including review of alleged manipulation of energy prices. In addition, the U.S. Attorney’s Office in San Francisco served a grand jury subpoena on Duke Energy in 2002 seeking, in general, information relating to possible manipulation of the electricity markets in California, including potential antitrust violations. All investigations, other than criminal investigations, are resolved through the California Settlement. Duke Energy does not believe the outcome of any remaining criminal investigation will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

In July 2004, Duke Energy reached an agreement in principle (California Settlement), to settle the FERC refund proceedings and other significant litigation related to the western energy markets during 2000-2001. The parties to the settlement agreement include FERC staff, the state of California, the state of Washington, the state of Oregon, PG&E, SCE, San Diego Gas & Electric Company, the California Department of Water Resources, the CPUC staff, private litigants and Duke Energy. The settlement is subject to approval by FERC and CPUC, and the class-action settlements are subject to court approval.

As part of the agreement, Duke Energy will provide approximately $208 million in cash and credits. In exchange, the parties to the agreement will forgo all claims relating to refunds or other monetary damages for sales of electricity during the settlement period, and claims alleging Duke Energy received unjust or unreasonable rates for the sale of electricity during the settlement period. The settlement resolves:

•	All western refund proceedings pending before the FERC

•	Market price investigations by attorneys general in California, Washington and Oregon

•	Private electricity-related class-action litigation filed on behalf of California, Washington, Oregon, Idaho and Utah ratepayers

•	Natural gas price issues raised by the California attorney general, PG&E, SCE and San Diego Gas & Electric Company.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

Duke Energy recorded an approximate $105 million pre-tax charge in the second quarter of 2004 at DENA to reflect the settlement agreement. This charge was recorded in Operation, Maintenance and Other on the Consolidated Statements of Operations.

Financial Effect of California Settlement (in millions)
Cash	$85
Write-off of receivables and credits due to Duke Energy	123

Settlement total	208
Reserves and offsets	(103)

Second quarter 2004 pre-tax earnings impact	$105

Trading Related Litigation.    Beginning in 2002, 17 shareholder class-action lawsuits were filed against Duke Energy: 13 in the United States District Court for the Southern District of New York and four in the United States District Court for the Western District of North Carolina. These lawsuits arose out of allegations that Duke Energy improperly engaged in “round trip” trades which resulted in an alleged overstatement of revenues over a three-year period. By late 2003, the two federal courts had dismissed all 17 lawsuits. Plaintiffs in the New York cases have appealed the dismissal order to the Second Circuit United States Court of Appeals. By letter dated April 16, 2004, Duke Energy received notice that a shareholder has reactivated a litigation demand previously sent to Duke Energy in 2002. This demand arises out of the same issues raised in the dismissed shareholder lawsuits. The notice states that the shareholder intends to initiate derivative shareholder litigation within 90 days from the date of the letter. Duke Energy’s Board of Directors appointed a special committee to review the demand. The special committee determined that there are no grounds with respect to the allegations made in the derivative demand to commence or maintain an action on behalf of Duke Energy against the individuals named in such derivative demand, and that, accordingly, it would not be in the best interests of Duke Energy to bring such claims.

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

Since August 2003, plaintiffs have filed three class action lawsuits brought on behalf of entities who bought and sold natural gas futures and options contracts on the New York Mercantile Exchange during the years 2000 through 2002 in federal district court for the Southern District of New York. The lawsuits initially named Duke Energy as a defendant, along with numerous other entities. In the latest consolidated complaint filed in January 2004, the plaintiffs dropped Duke Energy from the cases and added DETM as a defendant. Plaintiffs claim defendants violated the Commodity Exchange Act by reporting false and misleading trading information to trade publications, resulting in monetary losses to the plaintiffs. Plaintiffs seek class action certification, unspecified damages and other relief. These cases are in very early stages. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits.

Trading Related Investigations.    In 2002 and 2003, Duke Energy responded to information requests and subpoenas from the SEC, and to grand jury subpoenas issued by the U.S. Attorney’s office in Houston, Texas.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

The information requests and subpoenas sought documents and information related to trading activities, including so-called “round-trip” trading. Duke Energy received notice in 2002 that the SEC formalized its trading-related investigation and is cooperating with the SEC. The investigation remains open, and Duke Energy cannot predict the outcome.

On April 21, 2004, the Houston-based federal grand jury issued indictments for three former employees of DETMI Management Inc. (DETMI), which is one of two members of DETM. The indictments state that the employees “did knowingly devise, intend to devise, and participate in a scheme to defraud and to obtain money and property from Duke Energy by means of materially false and fraudulent pretenses, representations and promises, and material omissions, and to deprive Duke Energy and its shareholders of the intangible right to the honest services of employees of Duke Energy.” The indictments further state that the alleged conduct was purportedly motivated, in part, by a desire to increase individual bonuses. In statements made by the U.S. Attorney’s office, Duke Energy was characterized as a victim in this activity and was commended for its cooperation with the investigation. The alleged conduct was identified in the spring and summer of 2002 and was related to DETM’s Eastern Region trading activities. In 2002 Duke Energy recorded the appropriate financial adjustments associated with the cited activities and did not consider the financial effect to be material. In February 2004, Duke Energy received a request for information from the U. S. Attorney’s office in Houston focused on the natural gas price reporting activity of a former DETM trader. Duke Energy is cooperating with the government in this investigation and cannot predict the outcome.

In the fourth quarter of 2002, the Commodity Futures Trading Commission (CFTC) issued data requests to DETM seeking information concerning natural gas price data submitted to publishers of natural gas price indices. In September 2003, DETM and the CFTC reached a settlement regarding reporting of natural gas trading information that occurred prior to September 2002. On September 17, 2003, the CFTC filed and simultaneously approved an order settling an administrative action against DETM. The CFTC order states DETM’s Houston offices knowingly reported trades that did not occur and reported certain trades at false prices and/or volumes. DETM agreed to pay a civil penalty of $28 million without admitting or denying the CFTC’s findings. Duke Energy recorded a $17 million charge, net of minority interest, in the third quarter of 2003 to reflect the settlement. The previous practices in question were isolated in one area of DETM, its natural gas trading operation in the Eastern market, based in Houston.

Sonatrach/Citrus Trading Corporation (Citrus).    Duke Energy LNG Sales, Inc. (Duke LNG) claims in an arbitration that Sonatrach, the Algerian state-owned energy company, together with its subsidiary, Sonatrading Amsterdam B.V. (Sonatrading), breached their shipping obligations under a liquefied natural gas (LNG) purchase agreement and related transportation agreements (the LNG Agreements) relating to Duke LNG’s purchase of LNG from Algeria and its transportation by LNG tanker to Lake Charles, Louisiana. Sonatrading and Sonatrach claim that Duke LNG repudiated the LNG Agreements by allegedly failing to perform LNG marketing obligations. In 2003, the arbitration panel issued its Partial Award on liability issues, finding that Sonatrach and Sonatrading breached their obligations to provide shipping, rendering them liable to Duke LNG for any resulting damages. The arbitration panel also found that Duke LNG breached the LNG Purchase Agreement by failing to perform marketing obligations. Also in 2003, Sonatrading terminated the LNG Agreements and seeks in the arbitration to recover resulting damages from Duke LNG. The final hearing on damages issues has been tentatively scheduled for September 2005.

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

Following the commencement of the Citrus litigation, Duke LNG terminated the Citrus Agreement and filed a counterclaim in the Texas action asserting that Citrus breached the terms of the Citrus Agreement by among other things, failing to provide sufficient security for the gas transactions. Citrus denies that Duke LNG had the right to terminate the agreement and contends that Duke LNG’s termination of the agreement was itself a breach entitling Citrus to terminate the agreement and recover damages. On March 16, 2004, Citrus filed suit against PanEnergy Corp (PanEnergy) in the Harris County, Texas district court alleging that PanEnergy is financially responsible for losses incurred by Citrus as a result of Duke LNG’s alleged breaches. The action against PanEnergy now has been consolidated with the original Citrus lawsuit in federal court. No trial date has been set for these matters and discovery is proceeding. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with the Sonatrach and Citrus matters.

Enron Bankruptcy.    In December 2001, Enron filed for relief pursuant to Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Additional affiliates have filed for bankruptcy since that date. Certain affiliates of Duke Energy engaged in transactions with various Enron entities prior to the bankruptcy filings. In 2001, Duke Energy recorded a reserve to offset its exposure to Enron. In 2002, various Enron trading entities demanded payment from DETM and DEM for certain energy commodity sales transactions without regard to any set-off rights. DETM and DEM filed an adversary proceeding against Enron, seeking, among other things, a declaration affirming each plaintiff’s right to set off its respective debts to Enron. In 2003, DETM, DEM and other Duke Energy affiliates entered into an agreement in principle with Enron and its trading entities to resolve the outstanding disputes pending before the bankruptcy court. The proposed agreement was approved by the Unsecured Creditor’s Committee and on March 11, 2004, the bankruptcy court approved the settlement. No party appealed the court’s approval of the agreement prior to the April 12, 2004 deadline, and the agreement is final. The terms of the agreement are confidential but resulted in a net pre-tax gain in the second quarter of 2004 of approximately $130 million (net of minority interest expense of $5 million), due to the write-off of net payables to Enron reflected on the March 31, 2004 Consolidated Balance Sheet. Of the gain, $113 million was recorded at DENA, $21 million at DEM and $1 million at Field Services as a credit to Operation, Maintenance and Other on the Consolidated Statements of Operations.

AES Puerto Rico LP (AES).    On June 9, 2003, AES filed suit against Duke/Fluor Daniel Caribbean, S.E. (D/FD Caribbean) and others, including Duke Capital, in Delaware federal court, alleging claims in excess of $100 million arising out of the construction by D/FD Caribbean of a coal fired power plant in Puerto Rico. D/FD Caribbean disputed the allegations made by AES and alleged its own claims, in excess of $50 million. Duke Energy holds an indirect 50% ownership interest in D/FD Caribbean through its affiliate D/FD. The parties settled their disputes in November 2003. The results of the settlement did not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

Hubline Construction Disputes.    A number of disputes arose during 2003 between Algonquin Gas Transmission (Algonquin) and Maritimes & Northeast Pipeline, L.L.C. (Maritimes) and several of their contractors who provided construction and related services for Algonquin’s “Hubline” gas pipeline constructed in and around Boston Harbor, Massachusetts and the related Phase III expansion of the Maritimes pipeline. Algonquin and Maritimes participated in dispute resolution proceedings in late 2003 with Stolt Offshore Inc. (Stolt), Algonquin’s main contractor on the Hubline project and with Michels Corporation (Michels), a contractor on both the Hubline and Phase III projects. Algonquin and Maritimes have resolved all material claims arising out of the Hubline and Phase III projects. The Stolt settlement includes Stolt’s commitment to indemnify Algonquin with respect to any remaining subcontractor claims and lawsuits. Only immaterial claims relating to Murphy Bros. and its work on the related Phase III expansion of Maritimes remain open. The results of these settlements did not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

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

ExxonMobil Disputes.    On April 8, 2004, Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (3946231, and collectively with MNGI, ExxonMobil) filed a Demand for Arbitration against Duke Energy, DETMI, DTMSI Management, Ltd. (DTMSI) and other affiliates of Duke Energy. MNGI and DETMI are the sole members of DETM. 3946231 and DTMSI are the sole beneficial owners of Duke Energy Marketing Limited Partnership (DEMLP, and with DETM, the Ventures). Among other allegations, ExxonMobil claims that DETMI and DTMSI engaged in allegedly wrongful actions relating to affiliate trading, payment of service fees, expense allocations and distribution of earnings in breach of the agreements and fiduciary duties relating to the Ventures. ExxonMobil seeks to recover actual damages, plus attorneys’ fees and exemplary damages. These amounts are not clearly quantified in the arbitration demand. Duke Energy denies these allegations, will vigorously defend against ExxonMobil’s claims and has filed counterclaims asserting that ExxonMobil breached its venture obligations and other contractual obligations. These matters are in very early stages. It is not possible to predict with certainty whether Duke Energy or any of its affiliates will incur any liability as a result of these matters or to estimate the damages, if any, that might be incurred.

On November 13, 2003, MNGI filed a Demand for Arbitration against Duke Energy and DETMI. MNGI claims that, under the terms of the limited liability company agreement of DETM and general fiduciary principles, DETMI and Duke Energy have full financial responsibility for the settlement reached between DETM and the CFTC. MNGI demands reimbursement for a 40% share of the $28 million CFTC settlement, plus 40% of all related expenses incurred by DETM. On March 5, 2004, MNGI filed an amended claim, adding DENA as a party. In June 2004, the parties settled this dispute. Due to a previously established reserve, the settlement did not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

Mixed Oxide (MOX) Guarantees.    DCS is the prime contractor to the U.S. Department of Energy (the DOE) under a contract (the Prime Contract) in which DCS will design, construct, operate and deactivate a MOX fuel fabrication facility (the MOX FFF). The domestic MOX fuel project was prompted by an agreement between the U.S. and the Russian Federation to dispose of excess plutonium in their respective nuclear weapons programs by fabricating MOX fuel and irradiating such MOX fuel in commercial nuclear reactors. As of December 31, 2003, Duke Energy Corporation, through its indirect wholly owned subsidiary, Duke Project Services Group, Inc. (DPSG), held a 40% ownership interest in DCS. Additionally, Duke Power has entered into a subcontract with DCS (the Duke Power Subcontract) to prepare the McGuire and Catawba nuclear reactors (the Nuclear Reactors) for use of the MOX fuel and to provide for certain terms and conditions applicable to the purchase of MOX fuel produced at the MOX FFF for use in the Nuclear Reactors.

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

Additionally, DPSG and the other owners of DCS have issued a guarantee to Duke Power (the Duke Power Guarantee) under which the owners of DCS jointly and severally guarantee to Duke Power all of DCS’ payment

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

and performance obligations under the Duke Power Subcontract or any other agreement between DCS and Duke Power implementing the Prime Contract. The Duke Power Subcontract consists of a “Base Subcontract” phase and three option phases. DCS has the right to extend the term of the Duke Power Subcontract to cover the three option phases on a sequential basis, subject to Duke Power and DCS reaching agreement, through good-faith negotiations on certain remaining open terms applying to each of the option phases. Under the Base Subcontract phase, Duke Power will perform technical and regulatory work required to prepare the Nuclear Reactors to use MOX fuel and will receive cost reimbursement plus a fixed fee. The first option phase includes Duke Power’s modification of the Nuclear Reactors and related Duke Power facilities, and provides for Duke Power to receive cost reimbursement plus a fee. The second option phase includes Duke Power performance of additional technical and regulatory work, and provides for Duke Power to receive cost reimbursement plus a fee. The third option phase provides for Duke Power to purchase from DCS MOX fuel produced at the MOX FFF for use in the Nuclear Reactors, at discounts to prices of equivalent uranium fuel, over a 15-year period starting upon completion of the second option phase. In October 2003, DCS exercised its right to extend the term of the Duke Power Subcontract to cover the first option phase and Duke Power and DCS agreed to add the related terms and conditions to the Duke Power Subcontract. As of December 31, 2003, DCS’s performance obligations under the Duke Power Subcontract included only the Base Subcontract phase and the first option phase.

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

As of December 31, 2003, Duke Energy was unable to estimate the maximum potential amount of future payments DPSG could be required to make under the DOE Guarantee and the Duke Power Guarantee due to the uncertainty of whether: (i) the DOE will exercise its options under the Prime Contract; (ii) the parties to the Prime Contract and the Duke Power Subcontract, respectively, will reach agreement on the remaining open terms for each option phase under the contracts, and if so, what the terms and conditions might be; and (iii) the U.S. Congress will authorize funding for DCS’ work under the Prime Contract. Even though neither the DOE Guarantee nor the Duke Power Guarantee provide for a specific limitation on a guarantor’s payments, any liability of DPSG under the DOE Guarantee or the Duke Power Guarantee is directly related to and limited by the terms and conditions contained in the Prime Contract and the Duke Power Subcontract and any other agreements between Duke Power and DCS implementing the Prime Contract, respectively. DPSG also has recourse to the other owners of DCS for any amounts paid under the DOE Guarantee or the Duke Power Guarantee in excess of its proportional ownership percentage of DCS.

On April 15, 2004, DCS and the DOE entered into an amendment to the Prime Contract that, among other things, clarified that the DOE Guarantee solely covers the guarantors’ obligations to reimburse the DOE, in the event DCS fails to provide such reimbursement, for any payments made by the DOE to DCS pursuant to the Prime Contract that DCS expends on costs that are not “allowable” under certain applicable federal acquisition regulations. Even though the DOE Guarantee does not provide for a specific limitation on the guarantor’s reimbursement obligations, Duke Energy estimates that the maximum potential amount of future payments DPSG could be required to make under the DOE Guarantee has been significantly reduced and is considered immaterial, as a result of the amendment discussed above.

As of December 31, 2003, Duke Energy had no liabilities recorded on its Consolidated Balance Sheet for the above mentioned MOX guarantees.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

Duke Energy’s $1.625 million of Equity Units, which will result in an issuance of approximately 41.5 million shares, is not included in “potential dilution for the period” in the above table because their inclusion would be antidilutive.

Additionally, Duke Energy’s $770 million convertible debt issuance, which is potentially convertible into approximately 33 million shares, is not included in “potential dilution for the period” in the above table because the market price and other contingencies for issuance has not been met as of December 31, 2003.

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

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2000	22,506	$31
Granted	7,090	37
Exercised	(2,285)	25
Forfeited	(905)	33

Outstanding at December 31, 2001	26,406	33
Granted(a)	9,406	34
Exercised	(1,452)	23
Forfeited	(3,151)	37

Outstanding at December 31, 2002	31,209	34
Granted	8,248	15
Exercised	(339)	11
Forfeited	(6,702)	34

Outstanding at December 31, 2003	32,416	29

(a)	Includes 2,746,044 converted Westcoast stock options

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

Components of Net Periodic Pension Costs—as of December 31,

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

Plan Assets Duke Energy U.S.:

Asset Category	Target Allocation	Percentage of Fair Value of Plan Assets at September 30
		2003	2002
U.S. equity securities	45%	44%	44%
Non-U.S. equity securities	20	20	19
Debt securities	32	35	36
Real estate	3	1	—
Cash equivalents / other	—	—	1

Total	100%	100%	100%

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

Plan Assets Westcoast:

Asset Category	Target Allocation	Percentage of Fair Value of Plan Assets at September 30
		2003	2002
Canadian equity securities	25%	37%	33%
U.S. equity securities	20	15	13
EAFE securities(a)	20	15	14
Debt securities	35	33	40

Total	100%	100%	100%

(a)	EAFE—Europe, Australasia, Far East

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

Components of Net Periodic Post-Retirement Benefit Costs—as of December 31,

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

Reconciliation of Funded Status to Accrued Post-Retirement Benefit Costs—as of December 31,

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

Assumed Health Care Cost Trend Rates

	Duke Energy U.S.
	Not Medicare Eligible		Medicare Eligible		Westcoast
	2003	2002	2003	2002	2003	2002
Health care cost trend rate assumed for next year	10.50%	10.50%	13.50%	13.50%	10.00%	10.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	6.00%	6.00%	6.00%	6.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2008	2012	2011	2008	2008

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

Sensitivity to Changes in Assumed Health Care Cost Trend Rates Duke Energy U.S. Plan

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(in millions)
Effect on total service and interest costs	$3	$(3)
Effect on post-retirement benefit obligation	56	(48)

Sensitivity to Changes in Assumed Health Care Cost Trend Rates Westcoast Plans

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(in millions)
Effect on total service and interest costs	$1	$—
Effect on post-retirement benefit obligation	10	(9)

See Note 1 for disclosure and discussion of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

22. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions, except per share data)
	(as revised, see Note 24)
2003
Operating revenues	$6,170	$5,151	$5,557	$5,276	$22,154
Operating income (loss)	889	676	245	(2,643)	(833)
Income (loss) before cumulative effect of change in accounting principle	387	424	49	(2,021)	(1,161)
Net income (loss)	225	424	49	(2,021)	(1,323)
Earnings (loss) per share (before cumulative effect of change in accounting principle)
Basic and diluted	$0.43	$0.46	$0.05	$(2.23)	$(1.30)
Earnings (loss) per share
Basic and diluted	$0.25	$0.46	$0.05	$(2.23)	$(1.48)
2002
Operating revenues	$3,352	$3,595	$3,784	$5,167	$15,898
Operating income	662	896	529	654	2,741
Net income (loss)	382	474	230	(52)	1,034
Earnings (loss) per share
Basic	$0.48	$0.57	$0.27	$(0.06)	$1.22
Diluted	$0.48	$0.56	$0.27	$(0.06)	$1.22

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

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

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

During the third quarter of 2002, Duke Energy recorded the following unusual or infrequently occurring items: charges at DENA for the termination of certain turbines on order and the write-down of other uninstalled turbines of $121 million (see Note 11), the partial write-off of site development costs (primarily in California) of $31 million (see Note 11), partial impairment of a merchant plant of $31 million (see Note 11), and demobilization costs related to the deferral of DENA merchant power projects of $12 million; charges of $91 million at International Energy for the write-off of site-development costs and the write-down of uninstalled turbines, primarily related to planned energy plants in Brazil (including amounts classified as discontinued operations, see Note 11 and Note 12); and severance charges of $33 million for work force reductions.

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

23. Subsequent Events (Unaudited)

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

In the second quarter of 2004, DEFS acquired gathering, processing and transmission assets in southeast New Mexico from ConocoPhillips for a total purchase price approximately $80 million, consisting of $74 million in cash and the assumption of approximately $6 million of liabilities.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

On July 2, 2004, Duke Energy realigned certain subsidiaries resulting in all of its wholly owned merchant generation facilities being owned by a newly created entity, Duke Energy Americas, LLC (DEA), a directly wholly owned subsidiary of Duke Capital. DEA and Duke Capital are pass-through entities for US income tax purposes. As a result of these changes, Duke Capital will recognize a federal and state tax expense of approximately $900 million in the third quarter of 2004 from the elimination of the deferred tax assets that existed on its balance sheet prior to the July 2, 2004 reorganization. Correspondingly, Duke Energy, the parent of Duke Capital, will reflect, through consolidation, the elimination of the $900 million deferred tax asset at Duke Capital and the creation of a deferred tax asset of approximately $900 million on its balance sheet. Duke Energy will additionally recognize an approximate $45 million income tax benefit and corresponding deferred tax asset as a result of restating its deferred taxes to reflect a change in state tax rates. In future periods, as these deferred tax assets are converted into cash due to the realization of certain tax losses, Duke Energy intends to infuse the related cash flows back into Duke Capital. Most of these cash benefits result from tax losses arising from the sales of DENA’s Southeastern U.S. generation assets and the Moapa facility.

Asset Sales

In January 2004, Duke Energy, through its wholly owned subsidiary Duke Energy Royal, LLC, agreed to sell its interest in six energy service agreements and Duke Energy Huntington Beach, LLC. In February 2004, DEFS entered into a purchase and sale agreement to sell certain gas gathering and processing plant assets in West Texas. Also in February 2004, DEM sold its 15-percent ownership interest in Caribbean Nitrogen Company. Additionally, during the first and second quarter of 2004, DENA sold turbines and surplus equipment. In total, all of these transactions resulted in cash proceeds of approximately $209 million and a net gain of approximately $14 million.

During the first and second quarter of 2004, DETM sold certain physical power contracts in which it held a liability position. As part of the sale, DETM paid a third party an immaterial amount, which approximated the carrying value of the contracts at December 31, 2003.

In the first quarter of 2004, Duke Energy recorded a $238 million after-tax gain related to International Energy’s Asia Pacific power generation and natural transmission businesses. The estimated fair value, less costs to sell was classified as “held for sale” as of December 31, 2003. The gain recorded in the first quarter of 2004 restores the loss recorded during the fourth quarter of 2003. The December 31, 2003 estimated fair value was based upon third-party bids received by International Energy. During the first quarter, Duke Energy determined that it was likely a bid in excess of the originally determined fair value would be accepted. In April 2004, Duke Energy completed the sale of the Asia-Pacific businesses to Alinta Ltd. for a gross sales price of approximately $1.2 billion. This resulted in recording an additional $40 million after-tax gain in the second quarter. Duke Energy received approximately $390 million of cash proceeds, net of debt repayment of approximately $840 million of debt retired (as a non-cash financing activity) as part of the Asia-Pacific operations. The $840 million does not include approximately $50 million of Australian debt which has been placed in trust and fully funded in connection with the closing of the sale transaction and will be repaid in September 2004. This trust is included in the Consolidated Financial Statements as Duke Energy is the primary beneficiary of the trust and, therefore, is required to consolidate the trust under provisions of FIN 46. The Asia-Pacific debt had been classified as Current and Non-Current Liabilities Associated with Assets Held for Sale on the December 31, 2003 Consolidated Balance Sheet. All gains related to this transaction and the results of operations for these assets are included in Net Gain (Loss) on Dispositions, net of tax, within Discontinued Operations, in the 2004 Consolidated Statements of Operations.

On May 4, 2004 Duke Energy announced the sale of its merchant generation business in the southeastern United States to KGen Partners LLC (KGen). The sale transaction has obtained all required regulatory approvals

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

and consents and closed on August 5, 2004. This transaction resulted in a cumulative pre-tax loss of approximately $367 million, of which approximately $360 million was recognized in the first quarter of 2004 to reduce the carrying value of those assets to their estimated fair values, while the remaining amount of the loss will be recognized by Duke Energy in the third quarter of 2004. Subsequent to the closing of the transaction, DENA will continue to provide certain transitional services and operating and maintenance services for the sold assets, including potential exercise of limited plant dispatch rights for a period not to exceed six months form the date of August 5, 2004. DENA anticipates recognizing the sale transaction in the third quarter of 2004, pending resolution of certain continuing involvement provisions.

In conjunction with the sale of DENA’s southeastern assets to KGen, Duke Energy arranged a letter of credit with a face amount of $120 million in favor of Georgia Power Company, to secure obligations of a KGen subsidiary under a seven-year power sales agreement, commencing in May 2005, under which KGen will provide power from its Murray facility to Georgia Power. Duke Energy is the primary obligor to the letter of credit provider, but KGen has an obligation to reimburse Duke Energy for any payments made by it under the letter of credit, as well as expenses incurred by Duke Energy in connection with the letter of credit. Duke Energy will operate the Murray facility under an operation and maintenance agreement with a KGen subsidiary.

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

In May 2004, Duke Energy reached an agreement to sell its 30% equity interest in Compañia de Nitrógeno de Cantarell, S.A. de C.V., nitrogen production and delivery facility in the Bay of Campeche, Gulf of Mexico for approximately $60 million. Duke Energy recorded a non-cash charge of $13 million to Operation, Maintenance and Other expenses on the Consolidated Statements of Operations in the first quarter of 2004 in anticipation of this sale. The sale is expected to close in the third quarter of 2004.

In the second quarter of 2004, Duke Energy announced an agreement to sell one of DENA’s deferred facilities, Moapa, to Nevada Power Company for approximately $182 million in cash, with closing expected during the fourth quarter of 2004 pending regulatory approvals. The Moapa asset was classified as “held for sale” in the June 30, 2004 Consolidated Balance Sheet. This facility will not be reported in Discontinued Operations as, among other considerations, the facility never entered into operations and has no associated historical operating revenues or costs.

Debt and Financing Related Matters

In March 2004, Duke Energy redeemed the entire issue of 7.20% Duke Energy debt to an affiliate due in 2037 for approximately $350 million, in connection with the redemption of its Duke Energy Capital Trust I 7.20% Cumulative Quarterly Income Preferred Securities due 2037. As the securities were redeemed at par, security holders received $25 per each note held, plus accrued and unpaid distributions to the redemption date.

In April 2004, Duke Capital purchased $101 million of its outstanding notes in the open market. These purchases included $49 million of Duke Capital 5.50% senior notes due March 1, 2014 and $52 million of Duke Capital 4.37% senior notes due March 1, 2009. The securities were redeemed at the then current market price plus accrued interest.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

In May 2004, Duke Energy redeemed Duke Energy Series C 6.60% Senior Notes due 2038, at a $200 million face value. As the securities were redeemed at par, security holders received $25 per preferred security held, plus accrued interest to the redemption date.

In May 2004, Duke Energy issued 22,449,000 shares of its common stock in the settlement of the forward purchase contract component of its Equity Units issued in March 2001. Duke Energy issued 35,000,000 Equity Units in March 2001 at $25 per unit. Under the terms of the contract, the Equity Unit holders were required to purchase common stock at a settlement rate based on the current market price of Duke Energy’s common stock at the time of settlement. The rate was 0.6414 shares of stock per Equity Unit.

In June 2004, Westcoast Energy, Inc. redeemed all remaining outstanding Cumulative Redeemable First Preferred Shares, Series 6. The Series 6 Shares were redeemed for 25.00 per share in Canadian dollars plus all accrued and unpaid dividends to the date of redemption for a total redemption amount of approximately 104 million Canadian dollars.

In June 2004, Duke Energy redeemed the entire issue of its 7.20% debt due to an affiliate in 2039 for approximately $250 million, in connection with the redemption of its Duke Energy Capital Trust II 7.20% Trust Preferred Securities. As the securities were redeemed at par, security holders received $25 per each note held, plus accrued and unpaid distributions to the redemption date.

In July 2004, Duke Energy announced that on August 31, 2004, it will redeem the entire issue of Duke Capital Financing Trust III 8 3/8% Trust Preferred Securities due August 31, 2029 with a face value of $250 million. As the securities are being redeemed at par, security holders will receive $25 per preferred security held, plus accrued and unpaid distributions to the redemption date. Additionally, Duke Energy plans to remarket $750 million of its 4.32% senior notes, due 2006, underlying its 8.00% Equity Units on August 11, 2004. Proceeds from the remarketed notes will be held by a collateral agent and used to purchase U.S. Treasury securities to satisfy the forward stock purchase contract component of the Equity Units in November 2004.

Regulatory Matters

Bulk Power Marketing Profit Sharing.    On June 9, 2004, the NCUC approved Duke Energy’s proposal to share an amount equal to 50% of the North Carolina retail allocation of the profits from certain wholesale sales of bulk power from Duke Power generating units at market based rates (BPM Profits). Duke Energy also informed the NCUC that it would no longer include BPM Profits in calculating its North Carolina retail jurisdictional rate of return for its quarterly reports to the NCUC. As approved by the NCUC, the sharing arrangement provides for 50% of the North Carolina allocation of BPM Profits to be distributed through various assistance programs, up to a maximum of $5 million per year. Any amounts exceeding the maximum will be used to reduce rates for industrial customers in North Carolina.

On June 29, 2004, Duke Energy informed the PSCSC that it would no longer include BPM Profits in the calculating of its South Carolina retail jurisdictional rate of return for its quarterly reports to the PSCSC. Duke Energy proposed to establish an entity to receive 50% of the South Carolina allocable share of the BPM Profits to support public assistance programs, education programs to promote economic development funding, and grants to promote the attraction and retention of industrial customers. The PSCSC has not addressed the proposed change in reporting BPM Profits. Duke Energy’s sharing proposal does not require PSCSC approval.

The sharing agreement in both states applies to BPM Profits from January 1, 2004 until the earlier of December 31, 2007, or the effective date of any rates approved by the respective commission after a general rate

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

case. The 2004 year-to-date total of $27 million of shared profits was recorded as a $14 million decrease to revenues (for the portion related to reduced industrial customers rates) and a $13 million charge to expenses (for the portion related to donations to charitable, educational and economic development programs in North Carolina and South Carolina) in the second quarter of 2004.

For information on additional subsequent events related to debt and other financing matters refer to Note 14. For information on additional subsequent events related to Regulatory Matters refer to Note 4. For information on subsequent events related to litigation and contingencies refer to Note 17—Litigation. For information on subsequent events related to the MOX guarantee, refer to Note 18.

24. Revisions to Classifications in the Consolidated Statements of Cash Flows, Statements of Operations and Balance Sheets

In 2004, Duke Energy elected to change its business segments to present Crescent as separate segment. Following with this change, management determined that revisions were required to revise certain financial statement line items related to Crescent’s activities. Prior to and including the quarter ending March 31, 2004, the cash outflows related to Crescent’s purchases of commercial, residential and multi-family real estate were presented as a component of the capital expenditures within cash flows from investing activities. The proceeds from the sales of these properties, as well as proceeds from the sales of “legacy” land were shown as part of the reconciliation of net income to net cash flows from operating activities, and thus included in cash flows from operating activities.

Duke Energy has since determined that the cash inflows and outflows from Crescent’s purchases and sales of commercial and multi-family properties, as well as proceeds from the sales of “legacy” land should have been presented as a component of cash flows from investing activities. All cash inflows and outflows related to Crescent’s residential properties should have been presented within cash flows from operating activities.

Prior to, and including the quarter ending March 31, 2004, all sales of real estate by Crescent were reported in revenues and the cost basis for all properties sold was included in operation and maintenance expense in the Consolidated Statements of Operations. Consistent with the change in presentation noted above for the Consolidated Statements of Cash Flows, Duke Energy has determined that amounts related to the purchases and sales of commercial and multi-family real estate, as well as the sales proceeds and underlying cost of “legacy” land should have been presented in the Consolidated Statements of Operations as Gains on Sales of Investments in Commercial and Multi-Family Real Estate, rather than presented in revenues and operation and maintenance expenses.

Crescent’s real estate investments were previously classified in Inventory and Property, Plant and Equipment on the Consolidated Balance Sheets. Going forward, these amounts will be classified into a non-current asset line, Investments in Residential, Commercial and Multi-Family Real Estate, net. Accordingly, this revised presentation has been reflected in the accompanying Consolidated Balance Sheets.

Additionally, operating revenues and operating expenses have also been revised to reflect additional discontinued operations. See Note 12 for additional information.

DUKE ENERGY CORPORATION

Notes To Consolidated Financial Statements — Continued

The following shows the reclassifications made to the accompanying financial statements to reflect the items discussed above.

Reclassification of Cash flows from Operating and Investing Activities (in millions)
	For the years ended December 31,
	2003	2002	2001
Net cash provided by operating activities, as previously reported	$3,929	$4,547	$4,357
Reclassifications	(510)	(348)	(608)

Net cash provided by operating activities, as revised	$3,419	$4,199	$3,749

Net cash used in investing activities, as previously reported	$(931)	$(6,809)	$(6,043)
Reclassifications	510	348	608

Net cash used in investing activities, as revised	$(421)	$(6,461)	$(5,435)

Reclassification of Operating Revenues and Operating Expenses (in millions)
	For the years ended December 31,
	2003	2002	2001
Total operating revenues, as previously reported	$22,410	$16,122	$18,324
Reclassifications	(256)	(224)	(378)

Total operating revenues, as revised	$22,154	$15,898	$17,946

Total operating expenses, as previously reported	$23,044	$13,413	$14,639
Reclassifications	(172)	(118)	(272)

Total operating expenses, as revised	$22,872	$13,295	$14,367

Gains on sales of investments in commercial and multi-family real estate, as previously reported	$—	$—	$—
Reclassifications	84	106	106

Total gains on sales of investments in commercial and multi-family real estate, as revised	$84	$106	$106

Reclassification of Balance Sheets (in millions)
	For the years ended December 31,
	2003	2002
Inventory, as previously Reported	$1,156	$1,134
Reclassifications to Investments in residential, commercial and multi-family real estate, net	(215)	(163)

Inventory, as revised	$941	$971

Net Property, Plant and Equipment, as previously reported	$34,986	$37,379
Reclassifications to Investments in residential, commercial and multi-family real estate, net	(1,116)	(1,277)

Net Property, Plant and Equipment, as revised	$33,870	$36,102

Investments in residential, commercial and multifamily real estate, as previously reported	$—	$—
Reclassifications	1,331	1,440

Investments in residential, commercial and multifamily real estate, as revised	$1,331	$1,440

DUKE ENERGY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions(a)	Balance at End of Period
	(In millions)
December 31, 2003:
Injuries and damages	$367	$1	$4		$73	$299
Allowance for doubtful accounts	349	65	16		150	280
Other(b)	513	183	18		299	415

	$1,229	$249	$38		$522	$994

December 31, 2002:
Injuries and damages	$459	$14	$5		$111	$367
Allowance for doubtful accounts	265	161	5		82	349
Other(b)	406	222	114	(c)	229	513

	$1,130	$397	$124		$422	$1,229

December 31, 2001:
Injuries and damages	$531	$31	$11		$114	$459
Allowance for doubtful accounts	200	160	4		99	265
Other(b)	377	201	84		256	406

	$1,108	$392	$99	(d)	$469	$1,130

(a)	Principally cash payments and reserve reversals.
(b)	Principally property insurance reserves and litigation and other reserves, included in Other Current Liabilities, or Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(c)	Includes the reclassification of $50 million of a $58 million suspense account to a nuclear insurance operation account in accordance with a settlement agreement between Duke Power, the North Carolina Utilities Commission and the Public Service Commission of South Carolina (see Note 4 to the Consolidated Financial Statements, “Regulatory Matters—Franchised Electric”).
(d)	Principally reserves for construction costs, and litigation and other reserves assumed in business acquisitions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 3, effective January 1, 2004, Duke Energy realigned its segments for financial reporting purposes.

As discussed in Note 24, the accompanying consolidated financial statements have been revised.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Charlotte, North Carolina March 15, 2004 (August 9, 2004 as to Notes 3, 12, 24 and the “Litigation” section of Note 17)

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

The Board of Directors pursues its oversight role for the financial statements through the audit committee, which is composed entirely of independent directors who are not employees of Duke Energy. The audit committee meets with management and internal auditors periodically to review accounting control issues and to monitor each group’s discharge of its responsibilities. The audit committee also meets periodically with Duke Energy’s independent registered public accounting firm, Deloitte & Touche LLP. The registered public accounting firm has free access to the audit committee and the Board of Directors to discuss internal accounting control, auditing and financial reporting matters without the presence of management.

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

In performing its audit of Duke Energy’s Consolidated Financial Statements for the year ended December 31, 2003, Duke Energy’s independent registered public accounting firm, Deloitte & Touche LLP (Deloitte), noted certain matters involving Duke Energy’s internal controls that it considered to be a reportable condition under the standards established by the Public Accounting Oversight Board (United States). A reportable condition involves matters relating to significant deficiencies in the design or operation of internal controls that, in Deloitte’s judgment, could adversely affect Duke Energy’s ability to record, process, summarize and report financial data consistent with the assertions of management on the financial statements. The reportable condition noted by Deloitte related to the sufficiency of supporting documentation and transaction analysis, the application of generally accepted accounting principles, and the treatment of intercompany transactions during the consolidation process. The reportable condition was not considered by Deloitte to be a material weakness under the applicable auditing standards and had no material affect on Duke Energy’s financial statements. Management has discussed the reportable condition with the Duke Energy Audit Committee and is implementing procedures and controls to address the identified conditions and enhance the reliability of Duke Energy’s internal control procedures.

Management has concluded that the Disclosure Controls Evaluation identified no changes in Duke Energy’s internal control over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, Duke Energy’s internal control over financial reporting.

In 2004, Duke Energy elected to change its business segments to present Crescent Resources, LLC as a separate segment. In connection with this change, management determined that revisions were required to the presentation of the Consolidated Statements of Cash Flows, Statements of Operations and Balance Sheets related to its real estate activities. Management evaluated such revisions and determined that while this matter represents a significant deficiency, it did not represent a material weakness and that Duke Energy’s disclosure controls are effective.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001, as revised

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001, as revised

Consolidated Balance Sheets as of December 31, 2003 and 2002, as revised

Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income (Loss) for

    the Years ended December 31, 2003, 2002 and 2001

Notes to the Consolidated Financial Statements

Quarterly Financial Data, as revised (unaudited, included in Note 22 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for

    the years Ended December 31, 2003, 2002 and 2001

Report of Independent Registered Public Accounting Firm

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

Date: August 9, 2004	DUKE ENERGY CORPORATION (Registrant)

	By:	PAUL M. ANDERSON
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

Date: August 9, 2004

David L. Hauser, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ DAVID L. HAUSER
Attorney-In-Fact

EXHIBIT INDEX

Exhibits filed with the original Form 10-K on March 15, 2004 are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**). Exhibits filed herewith are designated by a triple asterisk (***).

Exhibit Number
2-1	Amended and Restated Combination Agreement dated as of September 20, 2001, among Duke Energy Corporation, 3058368 Nova Scotia Company, 3946509 Canada Inc. and Westcoast Energy Inc. (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001, File No. 1-4928, as Exhibit 10.7).

3-1	Restated Articles of Incorporation of registrant, dated June 18, 1997 (filed with Form S-8, No. 333-29563, effective June 19, 1997, as Exhibit 4(G)).

3-2	Articles of Amendment to Restated Articles of Incorporation of registrant (filed with Post-Effective Amendment No. 2 to Form S-3 of the registrant, file number 333-81573, filed December 12, 2001 as Exhibit 4(B)-1).

3-3	Articles of Amendment to Restated Articles of Incorporation of registrant (filed with Form 10-Q of the registrant for the quarter ended March 31, 2002, File No. 1-4928, as Exhibit 3).

3-4	By-Laws of registrant, as amended (filed with Form 10-K for the year ended December 31, 2002, File No. 1-4928, as Exhibit 3-4.)

4	Rights Agreement, dated as of December 17, 1998, between the registrant and The Bank of New York, as Rights Agent (filed with Form 8-K dated February 11, 1999).

10-1**	Directors’ Charitable Giving Program (filed with Form 10-K for the year ended December 31, 1992, File No. 1-4928, as Exhibit 10-P).

*10-1.1**	Amendment to Directors’ Charitable Giving Program dated June 18, 1997.

*10-1.2**	Amendment to Directors’ Charitable Giving Program dated July 28, 1997.

*10-1.3**	Amendment to Directors’ Charitable Giving Program dated February 18, 1998.

10-2**	Estate Conservation Plan (filed with Form 10-K for the year ended December 31, 1992, File No. 1-4928, as Exhibit 10-R).

10-3	Formation Agreement between PanEnergy Trading and Market Services, Inc. and Mobil Natural Gas, Inc. dated May 29, 1996 (filed with Form 10-Q of PanEnergy Corp for the quarter ended June 30, 1996, File No. 1-8157, as Exhibit 2).

10-4**	Duke Energy Corporation 1998 Long-Term Incentive Plan, as amended (filed as Exhibit 1 to Schedule 14A of the registrant, March 28, 2003, File No. 1-4928).

10-5**	Duke Energy Corporation Executive Short-Term Incentive Plan (filed as Exhibit 2 to Schedule 14A of registrant, March 28, 2003, File No. 1-4928).

*10-6**	Duke Energy Corporation Executive Savings Plan, as amended and restated.

10-7**	Duke Energy Corporation Executive Cash Balance Plan (filed with Form 10-K Report of TEPPCO Partners, LP, File No. 1-10403, for the year ended December 31, 1999, as Exhibit 10.8).

10-8**	Duke Energy Corporation Retirement Benefit Equalization Plan (filed with Form 10-K Report of TEPPCO Partners, LP, File No. 1-10403, for the year ended December 31, 1999, as Exhibit 10.9).

10-9**	Form of Key Employee Severance Agreement and Release between the registrant and certain key executives (filed with Form 10-K of the registrant for the year ended December 31, 1999, as Exhibit 10-BB).

Exhibit Number

10-10**	Form of Change in Control Agreement between the registrant and certain key executives (filedwith Form 10-K of the registrant for the year ended December 31, 1999, as Exhibit 10-CC).

10-11	Contribution Agreement by and among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services LLC, dated as of December 16, 1999 (filed as Exhibit 2.1 to Form 8-K of the registrant, filed December 30, 1999).

10-12	Governance Agreement by and among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services LLC, dated as of December 16, 1999 (filed as Exhibit 2.2 to Form 8-K of the registrant, filed December 30, 1999).

10-13	First Amendment to Contribution and Governance Agreement dated as of March 23, 2000 among Phillips Petroleum Company, Duke Energy Corporation and Duke Energy Field Services, LLC (incorporated by reference to Exhibit 10.7 (b) to Registration Statement on Form S-1/A (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on March 27, 2000).

10-14	Parent Company Agreement dated as of March 31, 2000 among Phillips Petroleum Company, Duke Energy Corporation, Duke Energy Field Services, LLC and Duke Energy Field Services Corporation (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1/A (Registration No. 333-32502) of Duke Energy Field Services Corporation, filed on May 4, 2000).

10-15	Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC by and between Phillips Gas Company and Duke Energy Field Services Corporation, dated as of March 31, 2000 (filed as Exhibit 3.1 to Form 10 of Duke Energy Field Services LLC, File No. 000-31095, filed July 20, 2000).

10-16	First Amendment to the Parent Company Agreement dated as of May 25, 2000 among Phillips Petroleum Company, Duke Energy Corporation, Duke Energy Field Services, LLC and Duke Energy Field Services Corporation (filed as Exhibit 10.8 (b) to Form 10 of Duke Energy Field Services LLC, File No. 000-31095, filed July 20, 2000).

10-17	Limited Liability Company Agreement of Gulfstream Management & Operating Services, LLC dated as of February 1, 2001 between Duke Energy Gas Transmission Corporation and Williams Gas Pipeline Company (filed with Form 10-K for the year ended December 31, 2002, File No. 1-4928, as Exhibit 10-18).

*10-18**	Employment Agreement dated November 2003 between Paul M. Anderson and Duke Energy Corporation.

*10-18.1**	First Amendment to Employment Agreement dated March 9, 2004 between Paul M. Anderson and Duke Energy Corporation.

*10-19**	Supplemental Compensation Agreement dated June 17, 1997 between Duke Power Company and Dr. Ruth G. Shaw.

*10-20**	Separation Agreement and General Release dated January 30, 2004 between Duke Energy Corporation and Robert Brace.

*10-21**	Letter agreement dated January 28, 2004 between Duke Energy Corporation and Richard W. Blackburn.

*10-22**	Amendment and Supplement to Key Employee Severance Agreement and General Release dated as of February 2, 2004 between Duke Energy Corporation and Richard B. Priory.

***12	Computation of Ratio of Earnings to Fixed Charges.

Exhibit Number

*21	List of Subsidiaries.

***23(a)	Consent of Independent Registered Public Accounting Firm.

*24(a)	Power of attorney authorizing David L. Hauser and others to sign the annual report on behalf of the registrant and certain of its directors and officers.

*24(b)	Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.

***31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.