Form 10-Q/A
period 2004-03-31
DUKE ENERGY CORP
filed 2004-08-09
CIK 30371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, without par value, outstanding at April 30, 2004            914,883,510

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2004 is being filed for the purpose of amending and revising Items 1, 2, and 4 of Part I and Items 1 and 6 of Part II. This Form 10-Q/A is being filed in order to (1) revise certain financial statement captions related to Crescent (see Note 16 to the Consolidated Financial Statements), (2) to provide updates to significant litigation matters since the original filing date of May 10, 2004 (see Note 12 to the Consolidated Financial Statements), (3) to remove the presentation of consolidated earnings before interest and taxes (EBIT) pursuant to the Securities and Exchange Commission’s rules on presentation of non-GAAP financial measures, and (4) to update for material subsequent events occurring since the original filing date of May 10, 2004 (see Note 15 to the Consolidated Financial Statements). These revisions did not affect consolidated net income, total assets, liabilities or stockholders’ equity.

DUKE ENERGY CORPORATION

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2004

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

i

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

	Three Months Ended March 31,
	2004	2003
	(as Revised, See Note 16)
Operating Revenues
Non-regulated electric, natural gas, natural gas liquids, and other	$3,456	$4,012
Regulated electric	1,251	1,279
Regulated natural gas	982	879

Total operating revenues	5,689	6,170

Operating Expenses
Natural gas and petroleum products purchased	3,032	3,492
Operation, maintenance and other	791	674
Fuel used in electric generation and purchased power	564	548
Depreciation and amortization	436	431
Property and other taxes	154	140

Total operating expenses	4,977	5,285

Gains on Sales of Investments in Commercial and Multi-Family Real Estate	59	2
(Losses) Gains on Sales of Other Assets, net	(338)	2

Operating Income	433	889

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	34	34
Gains on sales of equity investments	—	14
Other income and expenses, net	25	26

Total other income and expenses	59	74
Interest Expense	356	326
Minority Interest Expense	38	50

Earnings From Continuing Operations Before Income Taxes	98	587
Income Tax Expense from Continuing Operations	33	195

Income From Continuing Operations	65	392
Discontinued Operations
Net operating income, net of tax	7	3
Net gain (loss) on dispositions, net of tax	239	(8)

Income (Loss) From Discontinued Operations	246	(5)
Income Before Cumulative Effect of Change in Accounting Principle	311	387
Cumulative Effect of Change in Accounting Principle, net of tax and minority interest	—	(162)

Net Income	311	225
Dividends and Premiums on Redemption of Preferred and Preference Stock	2	3

Earnings Available For Common Stockholders	$309	$222

Common Stock Data
Weighted-average shares outstanding
Basic	912	897
Diluted	915	897
Earnings per share (from continuing operations)
Basic	$0.07	$0.43
Diluted	$0.07	$0.43
Earnings per share (from discontinued operations)
Basic	$0.27	$—
Diluted	$0.27	$—
Earnings per share (before cumulative effect of change in accounting principle)
Basic	$0.34	$0.43
Diluted	$0.34	$0.43
Earnings per share
Basic	$0.34	$0.25
Diluted	$0.34	$0.25
Dividends per share	$0.275	$0.275

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2004	December 31, 2003
	(as Revised, see Note 16)
ASSETS
Current Assets
Cash and cash equivalents	$1,500	$1,160
Receivables, net	2,689	2,888
Inventory	663	941
Assets held for sale	297	424
Unrealized gains on mark-to-market and hedging transactions	1,320	1,566
Other	1,056	694

Total current assets	7,525	7,673

Investments and Other Assets
Investments in unconsolidated affiliates	1,365	1,398
Nuclear decommissioning trust funds	960	925
Goodwill	3,932	3,962
Notes receivable	232	260
Unrealized gains on mark-to-market and hedging transactions	1,635	1,857
Assets held for sale	2,089	1,444
Investments in residential, commercial and multi-family real estate, net of accumulated depreciation of $33 at March 31, 2004 and $32 at December 31, 2003.	1,357	1,331
Other	887	1,117

Total investments and other assets	12,457	12,294

Property, Plant and Equipment
Cost	45,545	46,009
Less accumulated depreciation and amortization	12,609	12,139

Net property, plant and equipment	32,936	33,870

Regulatory Assets and Deferred Debits
Deferred debt expense	326	275
Regulatory assets related to income taxes	1,194	1,152
Other	913	939

Total regulatory assets and deferred debits	2,433	2,366

Total Assets	$55,351	$56,203

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	March 31, 2004	December 31, 2003
	(as Revised, see Note 16)
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,000	$2,317
Notes payable and commercial paper	275	130
Taxes accrued	291	14
Interest accrued	305	304
Liabilities associated with assets held for sale	883	651
Current maturities of long-term debt	1,489	1,200
Unrealized losses on mark-to-market and hedging transactions	993	1,283
Other	1,397	1,799

Total current liabilities	7,633	7,698

Long-term Debt, including debt to affiliates of $516 at March 31, 2004 and $876 at December 31, 2003	20,034	20,622

Deferred Credits and Other Liabilities
Deferred income taxes	4,280	4,120
Investment tax credit	162	165
Unrealized losses on mark-to-market and hedging transactions	1,556	1,754
Liabilities associated with assets held for sale	305	737
Other	5,546	5,524

Total deferred credits and other liabilities	11,849	12,300

Commitments and Contingencies
Minority Interests	1,723	1,701

Preferred and preference stock without sinking fund requirements	134	134

Common Stockholders’ Equity
Common stock, no par, 2 billion shares authorized; 914 million and 911 million shares outstanding at March 31, 2004 and December 31, 2003, respectively	9,598	9,519
Retained earnings	4,121	4,060
Accumulated other comprehensive income	259	169

Total common stockholders’ equity	13,978	13,748

Total Liabilities and Common Stockholders’ Equity	$55,351	$56,203

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2004	2003
	(as Revised, See Note 16)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$311	$225
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	476	484
Cumulative effect of change in accounting principle	—	162
Net gains on sales of investments in commercial and multi-family real estate	(59)	(2)
Net losses (gains) on sales of equity investments and other assets	80	(4)
Deferred income taxes	15	(38)
Purchased capacity levelization	50	47
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	204	(116)
Receivables	305	(818)
Inventory	272	166
Other current assets	(314)	(183)
Increase (decrease) in
Accounts payable	(400)	1,063
Taxes accrued	280	309
Other current liabilities	(199)	114
Capital expenditures for residential real estate	(46)	(36)
Cost of residential real estate sold	21	10
Other, assets	11	(42)
Other, liabilities	69	126

Net cash provided by operating activities	1,076	1,467

CASH FLOWS FROM INVESTING ACTIVITIES
Capital and investment expenditures, net of refund	(574)	(769)
Proceeds from sales of commercial and multi-family real estate	167	1
Net proceeds from the sales of equity investment and other assets, and sales of and collections on notes receivable	183	306
Other	(5)	24

Net cash used in investing activities	(229)	(438)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Issuance of long-term debt	72	824
Issuance of common stock and common stock related to employee benefit plans	59	80
Payments for the redemption of Long-term debt	(418)	(882)
Notes payable and commercial paper	130	(307)
Distributions to minority interests	(418)	(837)
Contributions from minority interests	363	593
Dividends paid	(265)	(258)
Other	1	10

Net cash used in financing activities	(476)	(777)

Changes in cash and cash equivalents associated with assets held for sale	(31)	—

Net increase in cash and cash equivalents	340	252
Cash and cash equivalents at beginning of period	1,160	857

Cash and cash equivalents at end of period	$1,500	$1,109

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

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units and other factors. These Consolidated Financial Statements and other information included in this quarterly report on Form 10-Q/A should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Duke Energy’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

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

Also included in the reclassified amounts are increases to both non-regulated electric, natural gas, natural gas liquids and other revenues and to purchases of natural gas and petroleum products of $236 million related to the Field Services segment.

For certain information related to certain reclassifications made in connection with Crescent Resources LLC (Crescent) activities see Note 16.

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

Duke Energy’s $1,625 million of Equity Units, which will result in an issuance of approximately 41.5 million shares, is not included in “potential dilution for the period” in the above table because their inclusion would be antidilutive.

Additionally, Duke Energy’s $770 million convertible debt issuance, which is potentially convertible into approximately 33 million shares is not included in “potential dilution for the period” in the above table because the market price and other contingencies for issuance had not been met as of March 31, 2004.

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

Pro Forma Stock Based Compensation (in millions, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Earnings available for common stockholders, as reported	$309	$222
Add: stock-based compensation expense included in reported net income, net of related tax effects	3	2
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(6)	(7)

Pro forma earnings available for common stockholders, net of related tax effects	$306	$217

Earnings per share
Basic—as reported	$0.34	$0.25
Basic—pro forma	$0.34	$0.24
Diluted—as reported	$0.34	$0.25
Diluted—pro forma	$0.34	$0.24

4. Inventory

Inventory consists primarily of materials and supplies; natural gas and natural gas liquid products held in storage for transmission, processing and sales commitments; coal held for electric generation; and petroleum products. This inventory is recorded at the lower of cost or market value, primarily using the average cost method.

Inventory (in millions)

	March 31, 2004	December 31, 2003
Materials and supplies	$434	$445
Natural gas	85	299
Coal	77	87
Petroleum products	67	110

Total inventory	$663	$941

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

In March 2004, Duke Energy redeemed the entire issue of 7.20% Duke Energy debt to an affiliate due in 2037 for approximately $350 million, in connection with the redemption of its Duke Capital Trust I 7.20% Cumulative Quarterly Income Preferred Securities due 2037. As the securities were redeemed at par, security holders received $25 per preferred security held, plus accrued and unpaid distributions to the redemption date.

In April 2004, approximately $840 million of debt was retired (as a non-cash financing activity) as part of the sale of the Asia-Pacific operations. This does not include approximately $50 million of Australian debt which has been placed in trust and fully funded in connection with the closing of the sale transaction and will be repaid in September 2004. This trust is included in the Consolidated Financial Statements as Duke Energy is the primary beneficiary of the trust and, therefore, is required to consolidate the trust under provisions of FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The Asia-Pacific debt had been classified as Current and Non-Current Liabilities Associated with Assets Held for Sale on the December 31, 2003 Consolidated Balance Sheet. Duke Energy completed the sale of the Asia-Pacific assets, which includes substantially all of Duke Energy’s assets in Australia and New Zealand, to Alinta Ltd. on April 23, 2004.

In May 2004, Duke Energy redeemed its Series C 6.60% senior notes due in 2038, at a $200 million face value. As the securities were redeemed at par, security holders received $25 per each note held, plus accrued interest to the redemption date.

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

Credit Facilities Summary as of March 31, 2004 (in millions)

				Amounts Outstanding
	Expiration Date	Credit Facilities Capacity	Commercial Paper	Letters of Credit	Other Borrowings	Total
Duke Energy
$125 364-day bi-lateral(a,b)	August 2004
$475 multi-year syndicated(a,b)	August 2004
$150 one-year bi-lateral(a,b)	September 2005
Total Duke Energy		$750	$371	$—	$—	$371
Duke Capital LLC
$252 364-day syndicated letter of credit(a,b,c,d)	April 2004
$538 multi-year syndicated letter of credit(b,c,d)	April 2004
$550 multi-year syndicated(a,b,c)	August 2004
Total Duke Capital LLC		1,340	—	666	—	666
Westcoast Energy Inc.
$153 364-day syndicated(b,e,f)	July 2004
$77 two-year syndicated(b,g)	July 2005
Total Westcoast Energy Inc.		230	—	—	—	—
Union Gas Limited
$260 364-day syndicated(e,h)	July 2004	260	—	—	—	—
Duke Energy Field Services, LLC
$250 364-day syndicated(c,e,i)	March 2005	250	—	—	—	—
Duke Australia Finance Pty Ltd.
$229 364-day syndicated(c,j,k,)	September 2004	229	34	—	109	143
Duke Australia Pipeline Finance Pty Ltd.
$238 multi-year syndicated(k,l,)	February 2005	238	—	—	214	214

Total(m)		$3,297	$405	$666	$323	$1,394

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(c)	Credit facility contains an interest coverage covenant.
(d)	On April 9, 2004 credit facility expiration date extended from April 2004 to July 2004.
(e)	Credit facility contains an option at initial maturity allowing for the conversion of all outstanding loans to a term loan repayable one year after the initial maturity date.
(f)	Credit facility is denominated in Canadian dollars and was 200 million Canadian dollars as of March 31, 2004.
(g)	Credit facility is denominated in Canadian dollars and was 100 million Canadian dollars as of March 31, 2004.
(h)	Credit facility contains covenant requiring debt-to-total capitalization ratio to not exceed 75%. Credit facility is denominated in Canadian dollars, and was 340 million Canadian dollars as of March 31, 2004.
(i)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 53%.
(j)	Credit facility is guaranteed by Duke Capital LLC (Duke Capital), a wholly owned subsidiary of Duke Energy, and is denominated in Australian dollars. During March 2004 credit facility was reduced from 316 million to 300 million Australian dollars and the expiration date was extended to September 2004. Credit facility was 300 million Australian dollars as of March 31, 2004.

(k)	Credit facility pertains to operations that were classified as discontinued operations at March 31, 2004. Therefore, the outstanding debt associated with the credit facility was reclassified to Current and Non-Current Liabilities Associated with Assets Held for Sale on the Consolidated Balance Sheet. These facilities were retired as a result of the completion of the sale of the Asia-Pacific assets to Alinta, Ltd. in April 2004.
(l)	Credit facility is guaranteed by Duke Capital, is denominated in Australian dollars, and was 312 million Australian dollars as of March 31, 2004. Duke Australia Pipeline Finance Pty Ltd. is a wholly owned subsidiary of Duke Energy.
(m)	Various operating credit facilities and credit facilities that support commodity, foreign exchange, derivative and intra-day transactions are not included in this credit facilities summary.

6. Employee Benefit Obligations

The following table shows the components of the net periodic pension costs for the Duke Energy U.S. retirement plans and Westcoast Canadian retirement plans.

Components of Net Periodic Pension Costs (in millions)—for the three month period ended March 31,

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

The following table shows the components of the net periodic post-retirement benefit costs for the Duke Energy U.S. plans and Westcoast plans.

Components of Net Periodic Post-Retirement Benefit Costs (in millions)—for the three month period ended March 31,

	Duke Energy U.S.		Westcoast
	2004	2003	2004	2003
Service cost benefit	$1	$1	$1	$—
Interest cost on accumulated post- retirement benefit obligation	14	13	1	1
Expected return on plan assets	(5)	(5)	—	—
Amortization of net transition liability	4	5	—	—
Amortization of loss	4	1	—	—

Net periodic post-retirement benefit costs	$18	$15	$2	$1

7. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive Income.    Comprehensive income includes net income and all other non-owner changes in equity.

Total Comprehensive Income (in millions)

	Three Months Ended March 31,
	2004	2003
Net Income	$311	$225
Other comprehensive income
Foreign currency translation adjustments	(43)	164
Net unrealized gains on cash flow hedges(a)	127	176
Reclassification into earnings from cash flow hedges(b)	6	(52)

Other Comprehensive Income	90	288

Total Comprehensive Income	$401	$513

(a)	Net unrealized gains on cash flow hedges, net of $52 million tax expense in 2004 and $82 million tax expense in 2003.
(b)	Reclassification into earnings from cash flow hedges, net of $3 million tax expense in 2004 and $26 million tax benefit in 2003.

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

Also in the first quarter of 2004, Duke Energy recorded a $238 million after-tax gain related to International Energy’s Asia Pacific power generation and natural gas transmission businesses. The estimated fair value, less costs to sell was classified as “held for sale” as of December 31, 2003. The gain recorded in the first quarter of 2004 restores the loss recorded during the fourth quarter of 2003. The December 31, 2003 estimated fair value was based on third-party bids received by International Energy. During the first quarter, Duke Energy determined that it was likely a bid in excess of the originally determined fair value would be accepted. In April 2004, Duke Energy completed the sale of the Asia-Pacific businesses to Alinta Ltd. for a gross sales price of approximately $1.2 billion. This resulted in recording an additional $40 million after-tax gain in the second quarter. Duke Energy received approximately $390 million of cash proceeds, net of debt repayment of approximately $840 million of debt retired (as a non-cash financing activity) as part of the Asia-Pacific operations. The $840 million does not include approximately $50 million of Australian debt which has been placed in trust and fully funded in connection with the closing of the sale transaction and will be repaid in September 2004. This trust is included in the Consolidated Financial Statements as Duke Energy is the primary beneficiary of the trust and, therefore, is required to consolidate the trust under provisions of FIN 46. The Asia-Pacific debt had been classified as Current and Non-Current Liabilities Associated with Assets Held for Sale on the December 31, 2003 Consolidated Balance Sheet. All gains related to this transaction and the results of operations for these assets are included in Net Gain (Loss) on Dispositions, net of tax, within Discontinued Operations, in the Consolidated Statements of Operations.

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

The following table summarizes the operating results that have been classified as Discontinued Operations in the Consolidated Statements of Operations. The three-month period ended March 31, 2004 includes the results for International Energy’s Asia Pacific power generation and natural gas transmission businesses and its European operations, the merchant finance business conducted by DCP, and certain other assets at Field Services. In addition to the above, the three-month period ended March 31, 2003 contains Duke Energy Hydrocarbons LLC and certain of Crescent’s real estate projects that were all disposed of in 2003. For additional information related to the exit of these activities see the Notes to the Consolidated Financial Statements filed as part of Duke Energy’s Form 10-K/A for the year ended December 31, 2003. None of DENA’s assets held for sale met the criteria for discontinued operations presentation at March 31, 2004, due primarily to Duke Energy’s anticipated continuing involvement in the operations of one or more of the Southeastern plants after the date of sale.

Discontinued Operations (in millions)

		Operating Income			Net Gain (Loss) on Dispositions
	Operating Revenues	Pre-tax Operating Income (Loss)	Income Tax Expense (Benefit)	Operating Income (Loss), Net of Tax	Pre-tax Gain (Loss) on Dispositions	Income Tax Expense (Benefit)	Gain (Loss) on Dispositions, Net of Tax
Three Months Ended March 31, 2004
International Energy	$63	$3	$(1)	$4	$256	$18	$238
Field Services	14	1	—	1	2	1	1
Other	1	2	—	2	—	—	—

Total consolidated	$78	$6	$(1)	$7	$258	$19	$239

Three Months Ended March 31, 2003
International Energy	$201	$(2)	$(1)	$(1)	$—	$—	$—
Field Services	139	3	1	2	—	—	—
Crescent and Other	10	3	1	2	(12)	(4)	(8)

Total consolidated	$350	$4	$1	$3	$(12)	$(4)	$(8)

9. Business Segments

Duke Energy operates the following business units: Franchised Electric, Natural Gas Transmission, Field Services, DENA, International Energy, and Crescent. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. The entities under each business unit have similar economic characteristics, services, production processes, distribution methods and regulatory concerns. All of the Duke Energy business units are considered reportable segments under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

Duke Energy’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Energy’s segments are the same as those described in the Annual Report on Form 10-K/A. Management evaluates segment performance primarily based on earnings before interest and taxes from continuing operations (EBIT) after deducting minority interest expense related to those profits.

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

Business Segment Data (in millions)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Earnings from Continuing Operations before income taxes
Three Months Ended March 31, 2004
Franchised Electric	$1,266	$5	$1,271	$424
Natural Gas Transmission	982	56	1,038	398
Field Services	2,317	58	2,375	92
Duke Energy North America	627	29	656	(557)
International Energy	154	—	154	29
Crescent	39	—	39	60

Total reportable segments	5,385	148	5,533	446
Other	304	40	344	(5)
Eliminations	—	(188)	(188)	—
Interest expense	—	—	—	(356)
Minority interest expense and other(a)	—	—	—	13

Total consolidated	$5,689	$—	$5,689	$98

Three Months Ended March 31, 2003
Franchised Electric	$1,247	$4	$1,251	$454
Natural Gas Transmission	879	89	968	423
Field Services	2,082	468	2,550	30
Duke Energy North America	1,308	88	1,396	23
International Energy	172	—	172	40
Crescent	21	—	21	—

Total reportable segments	5,709	649	6,358	970
Other	461	56	517	(48)
Eliminations	—	(705)	(705)	—
Interest expense	—	—	—	(326)
Minority interest expense and other(a)				(9)

Total consolidated	$6,170	$—	$6,170	$587

(a)	Includes interest income, foreign currency remeasurement gains and losses, and additional minority interest expense not allocated to the segment results.

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

Segment assets include goodwill of $3,932 million at March 31, 2004 and $3,962 million at December 31, 2003, with $3,195 million at March 31, 2004 allocated to Natural Gas Transmission, $492 million to Field Services, $238 million to International Energy and $7 million to Crescent. The decrease of $30 million was related solely to foreign currency exchange rate fluctuations of $29 million at Natural Gas Transmission and $1 million at Field Services.

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

11. Regulatory Matters

FERC Orders No. 2004 and 2004-A and 2004-B (Standards of Conduct).    In November 2003, the Federal Energy Regulatory Commission (FERC) issued Order 2004, which harmonizes the standards of conduct applicable to natural gas pipelines and electric transmitting public utilities (“Transmission Providers”) previously subject to differing standards. In December 2003, Duke Energy filed a request for clarification and rehearing with the FERC regarding: (i) restrictions on how companies and their affiliates interact and share information, including corporate governance information, and (ii) expansion of coverage to affiliated gatherers, processors and intrastate and Hinshaw pipelines. On April 16, 2004, the FERC issued Order 2004-A adopting revised standards of conduct governing information flow between Transmission Providers and their “energy affiliates”. Order 2004-A accommodates unique corporate governance issues raised by Duke Energy’s corporate structure and clarifies provisions governing information flows for governance purposes. The FERC also clarified the expanded coverage of the rules to gatherers, processors and intrastate and Hinshaw pipelines. On August 2, 2004, FERC issued Order 2004-B, reaffirming the previous two orders and providing clarification on a number of issues. Duke Energy will be implementing compliance programs to meet the requirements of the orders related to information flow and governance processes. Duke Energy expects to be in full compliance with the orders, including significant training and information posting requirements, by the September 22, 2004 deadline, and expects the orders to have no material adverse effect on its consolidated results of operations, cash flows or financial position.

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

Union Gas Limited (Union Gas) filed cost of service evidence with the Ontario Energy Board (OEB) in 2003 to establish rates for 2004. The OEB issued a decision in March 2004 and Union Gas implemented these rates in May 2004.

Maritimes & Northeast Pipeline, L.L.C. filed its Section 4 rate case with the Federal Energy Regulatory Commission on June 30, 2004 seeking an increase in rates from $0.695/Dth to $1.07/Dth. FERC has issued an order accepting the rate filing and suspending the rates until January 1, 2005, at which time they will become effective, subject to refund. The rate case has been set for hearing.

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

Western Energy Litigation.    Commencing in 2000, plaintiffs have filed 31 lawsuits in state and federal courts in California, Montana, Oregon, and Washington against energy companies, including Duke Energy affiliates, and current and former Duke Energy executives. Most of the suits seek class-action certification on behalf of electricity and/or natural gas purchasers residing in the states of California, Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana. The plaintiffs allege that the defendants manipulated the electricity and/or natural gas markets in violation of state and/or federal antitrust, unfair business practices and other laws. Plaintiffs in some of the cases further allege that such activities, including engaging in “round trip” trades, providing false information to natural gas trade publications and unlawfully exchanging information resulted in artificially high energy prices. Plaintiffs seek aggregate damages or restitution of billions of dollars from the defendants. To date, eight suits have been dismissed on filed rate and federal preemption grounds. Plaintiffs are appealing the dismissals. One suit was dismissed voluntarily.

In July 2004, Duke Energy reached an agreement in principle resolving the class-action litigation involving the purchase of electricity filed on behalf of ratepayers and other electricity consumers of electricity in California, Washington, Oregon, Utah and Idaho will be resolved. This agreement is part of a more comprehensive agreement involving FERC refunds and other proceedings. This agreement (the California Settlement) is addressed in more detail in the Western Energy Regulatory Matters and Investigations section below.

Suits filed on behalf of electricity ratepayers in other western states, on behalf of entities that purchased electricity directly from a generator, and on behalf of natural gas purchasers remain pending. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits, but, based on rulings by trial courts and the California Settlement, Duke Energy does not presently believe the outcome of these matters will have a material adverse effect on its consolidated results of operations, cash flows or financial position. Subsequent rulings by appellate courts could significantly affect the outcome.

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

Western Energy Regulatory Matters and Investigations.    Several investigations and regulatory proceedings at the state and federal levels are looking into the causes of high wholesale electricity prices in the western United States during 2000 and 2001. Duke Energy has resolved these issues, which are described in detail below, through the California Settlement.

In FERC refund proceedings, the FERC has ordered some sellers, including DETM, to refund, or to offset against outstanding accounts receivable, amounts billed for electricity sales in excess of a FERC-established proxy price. In 2002, the presiding administrative law judge in the FERC refund proceedings issued preliminary estimates that indicated DETM had refund liability of approximately $95 million.

The FERC issued staff recommendations and an order in 2003 relating to the refund proceeding and investigations into the causes of high wholesale electricity prices in the western United States during 2000 and 2001. The order modified the prior refund methodology by changing the gas proxy price used in the refund calculation. Duke Energy cannot predict with certainty the outcome of the methodology change, but Platts, an energy industry publication, reported that a FERC spokesman announced that the methodology change could increase the total aggregate refund amount for all generators from $1.8 billion to at least $3.3 billion. The 2003 order allowed generators to receive a gas cost credit in instances where companies incurred fuel costs exceeding the gas proxy price. DENA and DETM submitted gas cost data to the FERC and sought a gas price credit in the range of $72 million. The California parties challenged both the amount and availability of the credit. Resolution of the refund proceeding was resolved through and included in the California Settlement.

In 2003, the FERC issued an Order to Show Cause concerning “Enron-type gaming behavior,” and a companion order requiring suppliers, including DETM, to justify bids in the CAISO and CalPX markets made above the level of $250 per megawatt hour from May 1, 2000 through October 1, 2000. Also in 2003, the FERC Staff and Duke Energy announced two agreements to resolve all matters at issue in both of those orders. Duke Energy agreed to pay up to $4.59 million to benefit California and western electricity consumers, pending final approval by the FERC. The FERC approved the agreement involving bidding practices and rejected the California parties’ objections to the agreement. The California parties sought review of the FERC’s ruling on this agreement from the 9th Circuit U.S. Court of Appeals. On April 19, 2004, the administrative law judge reviewing the remaining agreement approved the settlement and rejected the California parties’ objections. That agreement was submitted to the FERC for review. The California parties’ challenge of the two agreements are resolved through the California Settlement.

At the state level, the California Public Utilities Commission (CPUC), a California State Senate Select Committee, the California Attorney General (with participation by the Attorneys General of Washington and Oregon) and the San Diego District Attorney are conducting formal and informal investigations involving Duke Energy regarding the California energy markets, including review of alleged manipulation of energy prices. In addition, the U.S. Attorney’s Office in San Francisco served a grand jury subpoena on Duke Energy in 2002 seeking information relating to possible manipulation of the California electricity markets, including potential antitrust violations. All investigations, other than criminal investigations, are resolved through the California Settlement. Duke Energy does not believe the outcome of any remaining criminal investigation will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

In July 2004, Duke Energy reached an agreement in principle (the California Settlement), to settle the FERC refund proceedings and other significant litigation related to the western energy markets during 2000-2001. The parties to the settlement agreement include the FERC staff, the state of California, the state of Washington, the state of Oregon, PG&E, SCE, San Diego Gas & Electric Company, the California Department of Water Resources, the CPUC staff, private litigants and Duke Energy. The settlement is subject to approval by the FERC and the CPUC, and the class-action settlements are subject to court approval.

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

Trading Related Litigation.    Beginning in 2002, 17 shareholder class-action lawsuits were filed against Duke Energy: 13 in the U.S. District Court for the Southern District of New York and four in the U.S. District Court for the Western District of North Carolina. These lawsuits arose out of allegations that Duke Energy improperly engaged in “round trip” trades which resulted in an alleged overstatement of revenues over a three-year period. By late 2003, the two federal courts had dismissed all 17 lawsuits. Plaintiffs in the New York cases have appealed the dismissal order to the 2nd Circuit U.S. Court of Appeals. Duke Energy intends to vigorously defend against that appeal. By letter dated April 16, 2004, Duke Energy received notice that a shareholder has reactivated a litigation demand sent to Duke Energy in 2002. Arising out of the same issues raised in the dismissed shareholder lawsuits, the notice states that the shareholder intends to initiate derivative shareholder litigation within 90 days from the date of the letter. Duke Energy’s Board of Directors appointed a special committee to review the demand. The committee determined that there are no grounds to the allegations made in the derivative demand to commence or maintain an action on behalf of Duke Energy against the individuals named in the derivative demand, and that, accordingly, it would not be in the best interests of Duke Energy to bring such claims.

Since August 2003, plaintiffs have filed three class-action lawsuits in U.S. District Court for the Southern District of New York on behalf of entities who bought and sold natural gas futures and options contracts on the New York Mercantile Exchange during the years 2000 through 2002. The lawsuits initially named Duke Energy as a defendant, along with numerous other entities. In the latest consolidated complaint filed in January 2004, the plaintiffs dropped Duke Energy from the cases and added DETM as a defendant. Claiming defendants violated the Commodity Exchange Act by reporting false and misleading trading information to trade publications, resulting in monetary losses to the plaintiffs; plaintiffs seek class action certification, unspecified damages and other relief. These cases are in very early stages. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur.

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

On April 21, 2004, the Houston-based federal grand jury issued indictments for three former employees of DETMI Management Inc. (DETMI), which is one of two members of DETM. The indictments state that the employees “did knowingly devise, intend to devise, and participate in a scheme to defraud and to obtain money and property from Duke Energy by means of materially false and fraudulent pretenses, representations and promises, and material omissions, and to deprive Duke Energy and its shareholders of the intangible right to the honest services of employees of Duke Energy.” They further state that the alleged conduct was purportedly motivated, in part, by a desire to increase individual bonuses. Statements made by the U.S. Attorney’s office characterized Duke Energy as a victim in this activity and commended Duke Energy for its cooperation with the investigation. The alleged conduct was identified in the spring and summer of 2002 and was related to DETM’s Eastern Region trading activities. In 2002, Duke Energy recorded the appropriate financial adjustments associated with the cited activities, and did not consider the financial effect to be material. In February 2004, Duke Energy received a request for information from the U.S. Attorney’s office in Houston focused on the natural gas price reporting activity of a former DETM trader. Duke Energy is cooperating with the government in this investigation and cannot predict the outcome.

Sonatrach/Citrus Trading Corporation (Citrus).    Duke Energy LNG Sales Inc. (Duke LNG) claims in an arbitration that Sonatrach, the Algerian state-owned energy company, together with its subsidiary, Sonatrading Amsterdam B.V. (Sonatrading), breached their shipping obligations under a liquefied natural gas (LNG) purchase agreement and related transportation agreements (the LNG Agreements) relating to Duke LNG’s purchase of LNG from Algeria and its transportation by LNG tanker to Lake Charles, Louisiana. Sonatrading and Sonatrach claim that Duke LNG repudiated the LNG Agreements by allegedly failing to perform LNG marketing obligations. In 2003, an arbitration panel issued a Partial Award on liability issues, finding that Sonatrach and Sonatrading breached their obligations to provide shipping, making them liable to Duke LNG for any resulting damages. The panel also found that Duke LNG breached the LNG Purchase Agreement by failing to perform marketing obligations. Also in 2003, Sonatrading terminated the LNG Agreements and seeks to recover resulting damages from Duke LNG. The final hearing on damages issues has been tentatively scheduled for September 2005.

In conjunction with the Sonatrach LNG Agreements, Duke LNG entered into a natural gas purchase contract (the Citrus Agreement) with Citrus. Citrus filed a lawsuit in Texas against Duke LNG (now pending in U.S. District Court in Houston, Texas) alleging that Duke LNG breached the Citrus Agreement by failing to provide sufficient volumes of gas to Citrus. Duke LNG contends that Sonatrach caused Duke LNG to experience a loss of LNG supply that affected Duke LNG’s obligations and termination rights under the Citrus Agreement. Citrus seeks monetary damages and a judicial determination that Duke LNG did not experience such a loss. After Citrus filed its lawsuit, Duke LNG terminated the Citrus Agreement and filed a counterclaim asserting that Citrus had breached the agreement by, among other things, failing to provide sufficient security for the gas transactions. Citrus denies that Duke LNG had the right to terminate the agreement and contends that Duke LNG’s termination of the agreement was itself a breach, entitling Citrus to terminate the agreement and recover damages. On March 16, 2004, Citrus filed suit against PanEnergy Corp in Harris County, Texas district court, alleging that PanEnergy is financially responsible for losses incurred by Citrus as a result of Duke LNG’s alleged breaches. The action against PanEnergy has now been consolidated with the original Citrus lawsuit in federal court. No trial date has been set, and discovery is proceeding. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with the Sonatrach and Citrus matters.

Enron Bankruptcy.    In December 2001, Enron filed for relief pursuant to Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Other Enron affiliates have since filed for bankruptcy. Duke Energy affiliates engaged in transactions with various Enron entities prior to the bankruptcy filings. In 2001, Duke Energy recorded a reserve to offset its exposure to Enron. In 2002, various Enron trading entities demanded payment from DETM and DEM for some energy commodity sales transactions without regard to any set-off rights. DETM and DEM filed an adversary proceeding against Enron, seeking, among other things, a declaration affirming each plaintiff’s right to set off its respective debts to Enron. In 2003, DETM, DEM and other Duke Energy affiliates entered into an agreement in principle with Enron and its trading entities to resolve the outstanding disputes pending before the bankruptcy court. The proposed agreement was approved by the Unsecured Creditor’s Committee and on March 11, 2004, the bankruptcy court approved the settlement. No party appealed the court’s approval of the agreement prior to the April 12, 2004 deadline, and the agreement is now final. The terms of the agreement are confidential, but resulted in a net pre-tax gain in the second quarter of 2004 of approximately $130 million (net of minority interest expense of $5 million), due to the write-off of net payables to Enron that were on the Consolidated Balance Sheet. Of the gain, $113 million was recorded at DENA, $21 million at DEM and $1 million at Field Services as a credit to Operation, Maintenance and Other on the Consolidated Statements of Operations.

Hubline Construction Disputes.    A number of disputes arose during 2003 between Algonquin Gas Transmission (Algonquin) and Maritimes & Northeast Pipeline, L.L.C. (Maritimes) and several of their contractors who provided construction and related services for Algonquin’s “Hubline” gas pipeline constructed in and around Boston Harbor, Massachusetts and the related Phase III expansion of the Maritimes pipeline. Algonquin and Maritimes participated in dispute resolution proceedings in late 2003 with Stolt Offshore Inc. (Stolt), Algonquin’s main contractor on the Hubline project and with Michels Corporation (Michels), a contractor on both the Hubline and Phase III projects. Algonquin and Maritimes have resolved all material claims arising out of the Hubline and Phase III projects. The Stolt settlement includes Stolt’s commitment to indemnify Algonquin with respect to any remaining subcontractor claims and lawsuits. Only immaterial claims relating to Murphy Bros. and its work on the related Phase III expansion of Maritimes remain open. The results of these settlements did not have a material adverse effect on Duke Capital’s consolidated results of operations, cash flows or financial position

ExxonMobil Disputes.    On April 8, 2004, Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (3946231, and collectively with MNGI, ExxonMobil) filed a Demand for Arbitration against Duke Energy, DETMI, DTMSI Management Ltd. (DTMSI) and other affiliates of Duke Energy. MNGI and DETMI are the sole members of DETM. DTMSI and 3946231 are the sole beneficial owners of Duke Energy Marketing Limited Partnership (DEMLP, and with DETM, the Ventures). Among other allegations, ExxonMobil alleges that DETMI and DTMSI engaged in wrongful actions relating to affiliate trading, payment of service fees, expense allocations and distribution of earnings in breach of agreements and fiduciary duties relating to the Ventures. ExxonMobil seeks to recover actual damages, plus attorneys’ fees and exemplary damages not clearly quantified in the arbitration demand. Duke Energy denies these allegations, will vigorously defend against ExxonMobil’s claims, and has filed counterclaims asserting that ExxonMobil breached its Ventures obligations and other contractual obligations. These matters are in very early stages. It is not possible to predict with certainty whether Duke Energy or any of its affiliates will incur any liability as a result of these matters or to estimate the damages, if any, that might be incurred.

On November 13, 2003, MNGI filed a Demand for Arbitration against Duke Energy and DETMI. MNGI claims that, under the terms of the limited liability company agreement of DETM and general fiduciary principles, DETMI and Duke Energy have full financial responsibility for the settlement reached between DETM and the Commodity Futures Trading Commission (CFTC). MNGI demands reimbursement for a 40% share of the $28 million CFTC settlement, plus 40% of all related expenses incurred by DETM. On March 5, 2004, MNGI filed an amended claim, adding DENA as a party. In June 2004, the parties settled the dispute. Taking into consideration a previously established reserve, the settlement did not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position.

Asbestos-related Injuries and Damages Claims.    Duke Energy has experienced numerous claims relating to damages for personal injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Power on its electric generation plants during the 1960s and 1970s. In late 1999, after experiencing a significant increase in claims and conducting a comprehensive review, Duke Energy recorded an $800 million accrual to reflect the purchase of a third-party insurance policy and to cover anticipated future claims not recoverable under that policy. The insurance policy, combined with amounts covered by self-insurance reserves, provides for paid claims to an aggregate of $1.6 billion. Duke Energy conducted another review in 2003, and continues to estimate that claims will not exceed such amount. Duke Energy is uncertain as to when claims will be received, and portions may not be received and paid for 30 or more years. While Duke Energy has recorded an accrual related to this estimated liability, such estimates cannot be made with certainty and may change. Factors such as the frequency and magnitude of claims could change the estimates of the injuries and damages liability and insurance recoveries and result in a different amount than is currently reflected in the Consolidated Financial Statements. However, due to Duke Energy’s insurance program relating to this liability, management believes that any changes in the estimates would have no material adverse effect on consolidated results of operations, cash flows or financial position.

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

As of March 31, 2004, Duke Energy was unable to estimate the maximum potential amount of future payments DPSG could be required to make under the DOE Guarantee and the Duke Power Guarantee due to the uncertainty of whether: (i) the DOE will exercise its options under the Prime Contract; (ii) the parties to the Prime Contract and the Duke Power Subcontract, respectively, will reach agreement on the remaining open terms for each option phase under the contracts, and if so, what the terms and conditions might be; and (iii) the U.S. Congress will authorize funding for DCS’ work under the Prime Contract. Even though neither the DOE Guarantee nor the Duke Power Guarantee provide for a specific limitation on a guarantor’s payments, any liability of DPSG under the DOE Guarantee or the Duke Power Guarantee is directly related to and limited by the terms and conditions contained in the Prime Contract and the Duke Power Subcontract and any other agreements between Duke Power and DCS implementing the Prime Contract, respectively. DPSG also has recourse to the other owners of DCS for any amounts paid under the DOE Guarantee or the Duke Power Guarantee in excess of its proportional ownership percentage of DCS.

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

14. New Accounting Standards

The following new accounting standards have been adopted by Duke Energy subsequent to January 1, 2003 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

15. Subsequent Events

In the second quarter of 2004, DEFS acquired gathering, processing and transmission assets in southeast New Mexico from ConocoPhillips for a total purchase price of approximately $80 million, consisting of $74 million in cash and the assumption of approximately $6 million of liabilities.

On July 2, 2004, Duke Energy realigned certain subsidiaries resulting in all of its wholly owed merchant generation facilities being owned by a newly created entity, Duke Energy Americas, LLC (DEA), a directly wholly owned subsidiary of Duke Capital. DEA and Duke Capital are pass-through entities for U.S. income tax purposes. As a result of these changes, Duke Capital will recognize a federal and state tax expense of approximately $900 million in the third quarter of 2004 from the elimination of the deferred tax assets that existed on its balance sheet prior to the July 2, 2004 reorganization. Correspondingly, Duke Energy, the parent of Duke Capital, will reflect, through consolidation, the elimination of the $900 million deferred tax asset at Duke Capital and the creation of a deferred tax asset of approximately $900 million on its balance sheet. Duke Energy will additionally recognize an approximate $45 million income tax benefit and corresponding deferred tax asset as a result of restating its deferred taxes to reflect a change in state tax rates. In future periods, as these deferred tax assets are converted into cash due to the realization of certain tax losses, Duke Energy intends to infuse the related cash flows back into Duke Capital. Most of these cash benefits result from tax losses arising from the sales of DENA’s southeastern U.S. generation assets and the Moapa facility.

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

In May 2004, Duke Energy reached an agreement to sell its 30% equity interest in Compañia de Nitrógeno de Cantarell, S.A. de C.V., nitrogen production and delivery facility in the Bay of Campeche, Gulf of Mexico for approximately $60 million. Duke Energy recorded a non-cash charge of $13 million to Operation, Maintenance and Other expenses on the Consolidated Statements of Operations in the first quarter of 2004 in anticipation of the sale. The sale is expected to close in the third quarter of 2004.

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

As disclosed in Note 8 to the Consolidated Financial Statements, Assets Held for Sale and Discontinued Operations, on May 4, 2004 Duke Energy announced the sale of its merchant generation business in the southeastern United States to KGen Partners LLC (KGen). The sale transaction has obtained all required regulatory approvals and consents and closed on August 5, 2004. This transaction resulted in a cumulative pre-tax loss of approximately $367 million, of which approximately $360 million was recognized in the first quarter of 2004 to reduce the carrying value of those assets to their estimated fair values, while the remaining amount of the loss will be recognized by Duke Energy in the third quarter of 2004. Subsequent to the closing of the transaction, DENA will continue to provide certain transitional services and operating and maintenance services for the sold assets, including potential exercise of limited plant dispatch rights for a period not to exceed six months from the date of August 5, 2004. DENA anticipates recognizing the sale transaction in the third quarter of 2004, pending resolution of certain continuing involvement provisions.

In conjunction with the sale of DENA’s Southeastern assets to KGen Partners LLC, Duke Energy arranged a letter of credit with a face amount of $120 million in favor of Georgia Power Company to secure obligations of a KGen subsidiary under a seven-year power sales agreement, commencing in May, 2005, under which KGen will provide power from its Murray facility to Georgia Power. Duke Energy is the primary obligor to the letter of credit provider, but KGen has an obligation to reimburse Duke Energy for any payments made by it under the letter of credit as well as expenses incurred by Duke Energy in connection with the letter of credit. Duke Energy will operate the Murray facility under an operation and maintenance agreement with a KGen subsidiary.

Debt and Financing Related Matters

In April 2004, Duke Energy purchased $101 million of its outstanding notes in the open market. These purchases included $49 million of Duke Capital 5.50% senior notes due March 1, 2014 and $52 million of Duke Capital 4.37% senior notes due March 1, 2009. The securities were redeemed at the then current market price plus accrued interest.

On May 28, 2004, Duke Energy redeemed Duke Energy Series C 6.60% Senior Notes due 2038, with a face value of $200 million. As the securities were redeemed at par, security holders received $25 per each note held, plus accrued interest to the redemption date.

In May 2004, Duke Energy issued 22,449,000 shares of its common stock in the settlement of the forward purchase contract component of its Equity Units issued in March 2001. Duke Energy issued 35,000,000 Equity Units in March 2001 at $25 per unit. Under the terms of the contracts, the Equity Unit holders were required to purchase common stock at a settlement rate based on the current market price of Duke Energy’s common stock at the time of settlement. The rate was 0.6414 shares of stock per Equity Unit.

In June 2004, Duke Energy redeemed the entire issue of its 7.20% debt due to an affiliate for approximately $250 million, in connection with the redemption of its Duke Energy Capital Trust II 7.20% Trust Preferred Securities. As the securities were redeemed at par, security holders received $25 per each note held, plus accrued and unpaid distributions to the redemption date.

In June 2004 Westcoast Energy, Inc. redeemed all remaining outstanding Cumulative Redeemable First Preferred Shares, Series 6. The Series 6 Shares were redeemed for 25.00 per share in Canadian dollars plus all accrued and unpaid dividends to the date of redemption for a total redemption amount of approximately 104 million Canadian dollars.

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

The sharing agreement in both states applies to BPM Profits from January 1, 2004 until the earlier of December 31, 2007, or the effective date of any rates approved by the respective commission after a general rate case. The 2004 year-to-date total of $27 million of shared profits was recorded as a $14 million decrease to revenues (for the portion related to reduced industrial customer rates) and a $13 million charge to expense (for the portion related to donations to charitable, educational and economic development programs in North Carolina and South Carolina) in the second quarter of 2004.

For information on subsequent events related to debt and other financing matters refer to Note 5. For information on subsequent events related to regulatory matters refer to Note 11. For information on subsequent events related to the MOX guarantee refer to Note 13.

16. Revisions to Classifications in the Consolidated Statements of Cash Flows, Statements of Operations, and Balance Sheets for Crescent

In 2004, Duke Energy elected to change its business segments to present Crescent as separate segment. In connection with this change, management determined that revisions were required to revise certain financial statement line items related to Crescent’s activities. Prior to and including the quarter ending March 31, 2004, the cash outflows related to Crescent’s purchases of commercial, residential and multi-family real estate were presented as a component of capital expenditures within cash flows from investing activities. The proceeds from the sales of these properties, as well as proceeds from the sales of “legacy” land, were shown as part of the reconciliation of net income to net cash flows from operating activities, and thus included in cash flows from operating activities.

Duke Energy has since determined that the cash inflows and outflows from Crescent’s purchases and sales of commercial and multi-family properties, as well as the proceeds from the sales of “legacy” land should have been presented as a component of cash flows from investing activities. All cash inflows and outflows related to Crescent’s residential properties should have been presented within cash flows from operating activities.

Prior to, and including the quarter ending March 31, 2004, all sales of real estate by Crescent were reported in revenues and the cost basis for all properties sold was included in operation and maintenance expense in the Consolidated Statements of Operations. Consistent with the change in presentation noted above for the Consolidated Statements of Cash Flows, Duke Energy has determined that amounts related to the purchases and sales of commercial and multi-family real estate, as well as the sales proceeds and underlying cost of “legacy” land should have been presented in the Consolidated Statements of Operations as Gains on Sales of Investments in Commercial and Multi-Family Real Estate, rather than presented in revenues and operation maintenance expenses.

Additionally, Crescent’s real estate investments were previously classified in Inventory and Property, Plant and Equipment on the Consolidated Balance Sheets. Going forward, these amounts will be classified into one non-current asset line, Investments in residential, commercial and multi-family real estate, net. Accordingly, this revised presentation has been reflected in the accompanying Consolidated Balance Sheets.

The following shows the reclassifications made to the accompanying financial statements to reflect the items discussed above.

Reclassification of Cash Flows from Operating and Investing Activities

	Three Months Ended March 31,
	2004	2003
Net cash provided by operating activities, as previously reported	$1,289	$1,504
Reclassifications	(213)	(37)

Net cash provided by operating activities, as revised	$1,076	$1,467

Net cash used in investing activities, as previously reported	$(442)	$(475)
Reclassifications	213	37

Net cash used in investing activities, as revised	$(229)	$(438)

Reclassification of Operating Revenues and Operating Expenses
	Three Months Ended March 31,
	2004	2003
Total operating revenues, as previously reported	$5,845	$6,172
Reclassifications	(156)	(2)

Total operating revenues, as revised	$5,689	$6,170

Total operating expenses, as previously reported	$5,074	$5,285
Reclassifications	(97)	—

Total operating expenses, as revised	$4,977	$5,285

Gains on sales of investments in commercial and multi-family real estate, as previously reported	$—	$—
Reclassifications	59	2

Gains on sales of investments in commercial and multi-family real estate, as revised	$59	$2

Reclassification of Balance Sheet
	March 31, 2004	December 31, 2003
Inventory, as previously reported	$878	$1,156
Reclassifications to Investments in residential, commercial and multi-family real estate, net	(215)	(215)

Inventory, as revised	$663	$941

Net Property, Plant and Equipment, as previously reported	$34,078	$34,986
Reclassifications to Investments in residential, commercial and multi-family real estate, net	(1,142)	(1,116)

Net Property, Plant and Equipment, as revised	$32,936	$33,870

Investments in residential, commercial and multifamily real estate, as previously reported	$—	$—
Reclassifications	1,357	1,331

Investments in residential, commercial and multifamily real estate, as revised	$1,357	$1,331

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Management’s Discussion and Analysis includes the effects of revisions in order to (1) revise certain financial statement captions related to Crescent (see Note 16 to the Consolidated Financial Statements), (2) provide updates to significant litigation matters since the original filing date of May 10, 2004 (see Note 12 to the Consolidated Financial Statements), (3) remove the presentation of consolidated earnings before interest and taxes (EBIT) pursuant to the Securities and Exchange Commission’s rules on presentation of non-GAAP financial measures, and (4) update for material subsequent events occurring since the original filing date of May 10, 2004 (see Note 15 to the Consolidated Financial Statements). These revisions did not affect consolidated net income, total assets, liabilities or stockholders’ equity. The Management’s Discussion and Analysis reflects the effects of these changes.

Management’s Discussion and Analysis should be read in connection with the Consolidated Financial Statements.

Overview of Business Strategy and Economic Factors

Duke Energy’s business strategy is to develop integrated energy businesses in targeted regions where Duke Energy’s capabilities in developing energy assets; operating power plants, natural gas liquid (NGL) plants and natural gas pipelines; optimizing commercial operations including its affiliated real estate operation; and managing risk can provide comprehensive energy solutions for customers and create value for shareholders. For an in-depth discussion of Duke Energy’s business strategy and economic factors, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Duke Energy’s Form 10-K/A for the year ended December 31, 2003.

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

Consolidated Operating Revenues

Consolidated operating revenues for the three months ended March 31, 2004 decreased $481 million, compared to the same period in 2003. This change was driven by a $556 million decrease in Non-regulated Electric, Natural Gas, Natural Gas Liquids and Other revenues, due primarily to a decrease at DENA related to decreased sales volumes as a result of the wind-down of Duke Energy Trading and Marketing, LLC (DETM, Duke Energy’s 60/40 joint venture with ExxonMobil Corporation) and decreased gas prices; and a decrease in revenues at Duke Energy Merchants, LLC (DEM), due to the decision in 2003 to exit the refined products and NGL business at DEM. Partially offsetting these decreases were increased residential property sales at Crescent and increased third party revenues at Field Services (although Field Services’ segment revenues are down due to decreased intercompany sales, which eliminate on a consolidated basis). Field Services’ third party sales are up due primarily to an increase in gas volumes sold, and an increase in NGL prices and volumes.

Partially offsetting the decrease in Non-regulated Electric, Natural Gas, Natural Gas Liquids and Other revenues was an increase of $103 million in Regulated Natural Gas revenues, due primarily to foreign currency impacts related to the strengthening Canadian dollar.

For a more detailed discussion of operating revenues, see the segment discussions that follow.

Consolidated Operating Expenses

Consolidated operating expenses for the three months ended March 31, 2004 decreased $308 million, compared to the same period in 2003. Changes in consolidated operating expenses were driven primarily by a $460 million decrease in Natural Gas and Petroleum Products Purchased, due primarily to a decrease in the costs of raw natural gas at Field Services; a decrease in purchases at DEM, due to the decision in 2003 to exit the refined products and NGL business at DEM; and a decrease at DENA related to decreased purchases as a result of the wind-down of DETM and decreased gas prices. Partially offsetting these decreases was an increase related to foreign currency impacts due to the strengthening Canadian dollar.

Partially offsetting the decrease in Natural Gas and Petroleum Products Purchased was a $117 million increase in Operation, maintenance and other, due primarily to an increase in the volume of Crescent’s residential developed lot sales in 2004 versus 2003. Also contributing to the increase in Operation, maintenance and other was foreign currency impacts related to the strengthening Canadian dollar.

For a more detailed discussion of operating expenses, see the segment discussions that follow.

Consolidated Gains on Sales of Investments in Commercial and Multi-Family Real Estate

Consolidated gains on sales of investments in commercial and multi-family real estate increased $57 million due primarily to a $37 million increase in land management or “legacy” land sales due to several large sales closed in the first quarter of 2004 as compared to $2 million closed in the first quarter of 2003 and a $20 million increase in commercial project sales due to the sale of a commercial project in the Washington, DC area.

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

Segment Results

Beginning in 2004, Crescent, formerly part of Other Operations is considered a separate reportable segment. Crescent develops high-quality commercial, residential and multi-family real estate projects, and manages land holdings primarily in the Southeastern and Southwestern U.S. All other entities previously part of Other Operations and now within Other still remain, primarily: DukeNet Communications, LLC, Duke Energy Merchants, LLC and Duke/Fluor Daniel. Unallocated corporate costs are also recorded in Other in the following table.

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

EBIT is viewed as a non-Generally Accepted Accounting Principle (GAAP) measure under the rules of the Securities and Exchange Commission. EBIT should not be considered an alternative to, or more meaningful than, net income or operating cash flow as determined in accordance with GAAP. Duke Energy’s EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner.

EBIT by Business Segment (in millions)

	Three Months Ended March 31,
	2004	2003
Franchised Electric	$424	$454
Natural Gas Transmission	398	423
Field Services	92	30
Duke Energy North America	(557)	23
International Energy	29	40
Crescent	60	—

Total reportable segment EBIT	446	970
Other	(5)	(48)

Total reportable segment and other EBIT	441	922
Minority interest expense and other(a)	13	(9)
Interest expense	(356)	(326)

Consolidated earnings from continuing operations before income taxes	$98	$587

(a)	Includes interest income, foreign currency remeasurement gains and losses and additional minority interest expense not allocated to segment results.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Franchised Electric

	Three Months Ended March 31,
(in millions, except where noted)	2004	2003
Operating revenues	$1,271	$1,251
Operating expenses	851	813

Operating income	420	438
Other income, net of expenses	4	16

EBIT	$424	$454

Sales, Gigawatt-hours (GWh)	21,963	22,043

The following table shows the changes in GWh sales and average number of customers for Franchised Electric.

Increase (decrease) over prior year	Three Months Ended
Residential sales(a)	3.4%
General service sales(a)	2.6%
Industrial sales(a)	(4.0)%
Wholesale sales	(7.4)%
Total Franchised Electric sales(b)	(0.4)%
Average number of customers	1.5%

(a)	Major components of Franchised Electric’s retail sales.
(b)	Consists of all components of Franchised Electric’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

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

Natural Gas Transmission

	Three Months Ended March 31,
(in millions, except where noted)	2004	2003
Operating revenues	$1,038	$968
Operating expenses	638	567

Operating income	400	401
Other income, net of expenses	6	35
Minority interest expense	8	13

EBIT	$398	$423

Proportional throughput, TBtu(a)	1,089	1,082

(a)	Trillion British thermal units. Revenues are not significantly impacted by pipeline throughput fluctuations since revenues are primarily composed of demand charges.

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

Field Services

	Three Months Ended March 31,
(in millions, except where noted)	2004	2003
Operating revenues	$2,375	$2,550
Operating expenses	2,249	2,509

Operating income	126	41
Other income, net of expenses	18	15
Minority interest expense	52	26

EBIT	$92	$30

Natural gas gathered and processed/transported, TBtu/d(a)	7.3	7.7
NGL production, MBbl/d(b)	356.7	367.9
Average natural gas price per MMBtu(c,d,e)	$5.69	$6.59
Average NGL price per gallon(d,e)	$0.59	$0.58

(a)	Trillion British thermal units per day
(b)	Thousand barrels per day
(c)	Million British thermal units
(d)	Index based market price
(e)	Does not reflect results of commodity hedges

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

Duke Energy North America

	Three Months Ended March 31,
(in millions, except where noted)	2004	2003
Operating revenues	$656	$1,396
Operating expenses	871	1,382
Losses on sales of other assets, net	(352)	—

Operating (loss) income	(567)	14
Other income, net of expenses	(4)	9
Minority interest benefit	(14)	—

EBIT	$(557)	$23

Actual plant production, GWh(a)	5,461	5,110
Proportional megawatt capacity in operation	15,821	14,156

(a)	Includes plant production from plants accounted for under the equity method

Three Months Ended March 31, 2004 as Compared to March 31, 2003

Operating Revenues. Operating revenues for the three months ended March 31, 2004 decreased $740 million, compared to the same period in 2003. The decrease was driven primarily by:

•	A $570 million decrease in natural gas sales due primarily to decreased volumes delivered totaling $314 million as a result of the wind down of DETM, and weaker year on year prices totaling $242 million due primarily to lower average natural gas prices

•	A $41 million decrease in overall power revenues due primarily to a $57 million decrease resulting from lower average power sales prices offset by an increase in volumes delivered totaling $16 million

•	A $124 million decrease in net trading margin driven primarily by negative mark-to-market margins in 2004 of $93 million. Duke Energy made decisions in 2003 to either terminate construction or attempt to sell certain generation assets that reduced DENA’s anticipated future power generation and sales volumes. Accordingly, certain hedging contracts that typically served to either fix the price of future power sales or future natural gas fuel purchases, ceased to qualify for hedge accounting and have been subject to mark-to-market accounting during the three months ended March 31, 2004. During the quarter, changes in future power and gas prices have decreased the fair value of these contracts. Duke Energy’s management will continue its focus on reducing exposure to mark-to-market movements.

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

Crescent

	Three Months Ended March 31,
(in millions)	2004	2003
Operating revenues	$39	$21
Operating expenses	37	23
Gains on sales of investments in commercial and multi-family real estate	59	2

Operating income	61	—
Minority interest expense	1	—

EBIT	$60	$—

Three Months Ended March 31, 2004 as Compared to March 31, 2003

Operating Revenues.    Operating revenues for the three months ended March 31, 2004 increased $18 million, compared to the same period in 2003. The increase was driven primarily by residential developed lot sales due to increased sales at Crescent’s Palmetto Bluff project in Bluffton, South Carolina, Crescent’s LandMar division in northeastern Florida and Crescent’s Lake Keowee projects in northwestern South Carolina.

Operating Expenses.    Operating expenses for the three months ended March 31, 2004 increased $14 million, compared to the same period in 2003. The increase was driven primarily by an $11 million increase in the cost of residential developed lot sales due to increased sales at Crescent’s Palmetto Bluff project and Crescent’s LandMar division as noted above.

Gains on Sales of Investments in Commercial and Multi-Family Real Estate.    Gains on sales of investments in commercial and multi-family real estate increased $57 million due primarily to a $37 million increase in land management or “legacy” land sales due to several large sales closed in the first quarter of 2004 as compared to $2 million closed in the first quarter of 2003 and $20 million increase in commercial project sales due to the sale of a commercial project in the Washington, DC area.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities decreased $391 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to decreased cash flow from changes in working capital. Cash flow from changes in working capital for the 2004 period was lower than the 2003 period due primarily to less collateral being posted to Duke Energy from counterparties, higher general and administrative related payments and foreign taxes paid. Cash earnings from operations were comparable for the 2004 and 2003 periods.

Investing Cash Flows

Net cash used in investing activities decreased $209 million for the three months ended March 31, 2004, compared to the same period in 2003. Of this decrease, $195 million related to decreased capital and investment expenditures, due primarily to continued lower investments in generating facilities at DENA offset by an increase in investments in commercial and multi-family real estate at Crescent. The decrease also related to an increase in proceeds from the sales of investments in multi-family and commercial real estate of $166 million. The decrease in net cash used in investing activities was offset by a decrease of $123 million in net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable. Proceeds from the sales of equity investments and other assets were $61 million less for the first three months of 2004 compared to the same period in 2003 due primarily to Natural Gas Transmission’s sale of its wholly owned Empire State Pipeline during the first quarter of 2003. Additionally, during the first quarter of 2003, collections on notes receivable were significantly greater than in the first quarter of 2004.

For 2004, Duke Energy expects annual capital and investment expenditures to be approximately $2.5 billion, which is an increase of approximately $300 million from the $2.2 billion disclosed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Liquidity and Capital Resources—Known Trends and Uncertainties” in Duke Energy’s Form 10-K/A for December 31, 2003. The increase in projected capital and investment expenditures for 2004 is due largely to the contribution to Duke Energy’s external nuclear decommissioning fund of approximately $262 million in the second quarter of 2004.

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

In April 2004, approximately $840 million of debt was retired (as a non-cash financing activity) as part of the sale of the Asia-Pacific operations. This does not include approximately $50 million of Australian debt which has been placed in trust and fully funded in connection with the closing of the sale transaction and will be repaid in September 2004. This trust is included in the Consolidated Financial Statements as Duke Energy is the primary beneficiary of the trust and, therefore, is required to consolidate the trust under provisions of FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The Asia-Pacific debt had been classified as Current and Non-Current Liabilities Associated with Assets Held for Sale on the December 31, 2003 Consolidated Balance Sheet. Duke Energy completed the sale of the Asia-Pacific assets, which includes substantially all of Duke Energy’s assets in Australia and New Zealand, to Alinta Ltd. on April 23, 2004.

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

Credit Ratings.    The credit ratings of Duke Energy, Duke Capital and its subsidiaries have not changed since March 1, 2004 as reported in Duke Energy’s Form 10-K/A for December 31, 2003 - Financing Cash Flows and Liquidity. The following table summarizes the May 1, 2004 credit ratings from the rating agencies, retained by Duke Energy to rate its securities, its principal funding subsidiaries and its trading and marketing subsidiary DETM.

Credit Ratings Summary as of May 1, 2004

	Standard and Poor’s	Moody’s Investor Service	Dominion Bond Rating Service (DBRS)
Duke Energy(a)	BBB	Baa1	Not applicable
Duke Capital LLC(a)	BBB-	Baa3	Not applicable
Duke Energy Field Services(a)	BBB	Baa2	Not applicable
Texas Eastern Transmission, LP(a)	BBB	Baa2	Not applicable
Westcoast Energy Inc.(a)	BBB	Not applicable	A(low)
Union Gas Limited(a)	BBB	Not applicable	A
Maritimes & Northeast Pipeline, LLC(b)	A	A1	A
Maritimes & Northeast Pipeline, LP(b)	A	A1	A
Duke Energy Trading and Marketing, LLC(c)	BBB-	Not applicable	Not applicable

(a)	Represents senior unsecured credit rating
(b)	Represents senior secured credit rating
(c)	Represents corporate credit rating

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

A reduction in the credit rating of Duke Capital to below investment grade as of March 31, 2004 would have resulted in Duke Capital posting additional collateral of up to approximately $370 million, compared to $510 million at December 31, 2003. The other potential collateral posting requirements as disclosed in Duke Energy’s Form 10-K/A for December 31, 2003—Financing Cash Flows and Liquidity have not materially changed as of March 31, 2004. As a result the total potential collateral requirement including additional collateral, cash segregation and settlement payments declined from December 31, 2003.

Other Financing Matters.    As of March 31, 2004, Duke Energy and its subsidiaries had effective SEC shelf registrations for up to $1,462 million in gross proceeds from debt and other securities. Subsequent to March 31, 2004, these SEC shelf registrations were increased by $988 million to provide future funding flexibility. As of March 31, 2004 there have been no changes under Canadian shelf registrations as disclosed in Duke Energy’s Form 10-K/A for December 31, 2003—Financing Cash Flows and Liquidity.

Contractual Obligations and Commercial Commitments

Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. For an in-depth discussion of Duke Energy’s contractual obligations and commercial commitments, see “Contractual Obligations and Commercial Commitments” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis” in Duke Energy’s Form 10-K/A for December 31, 2003.

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

Subsequent Events

In the second quarter of 2004, DEFS acquired gathering, processing and transmission assets in southeast New Mexico from ConocoPhillips for a total purchase price of approximately $80 million, consisting of $74 million in cash and the assumption of approximately $6 million of liabilities.

On July 2, 2004, Duke Energy realigned certain subsidiaries resulting in all of its wholly owed merchant generation facilities being owned by a newly created entity, Duke Energy Americas, LLC (DEA), a directly wholly owned subsidiary of Duke Capital. DEA and Duke Capital are pass-through entities for U.S. income tax purposes. As a result of these changes, Duke Capital will recognize a federal and state tax expense of approximately $900 million in the third quarter of 2004 from the elimination of the deferred tax assets that existed on its balance sheet prior to the July 2, 2004 reorganization. Correspondingly, Duke Energy, the parent of Duke Capital, will reflect, through consolidation, the elimination of the $900 million deferred tax asset at Duke Capital and the creation of a deferred tax asset of approximately $900 million on its balance sheet. Duke Energy will additionally recognize an approximate $45 million income tax benefit and corresponding deferred tax asset as a result of restating its deferred taxes to reflect a change in state tax rates. In future periods, as these deferred tax assets are converted into cash due to the realization of certain tax losses, Duke Energy intends to infuse the related cash flows back into Duke Capital. Most of these cash benefits result from tax losses arising from the sales of DENA’s southeastern U.S. generation assets and the Moapa facility.

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

In May 2004, Duke Energy reached an agreement to sell its 30% equity interest in Compañia de Nitrógeno de Cantarell, S.A. de C.V., nitrogen production and delivery facility in the Bay of Campeche, Gulf of Mexico for approximately $60 million. Duke Energy recorded a non-cash charge of $13 million to Operation, Maintenance and Other expenses on the Consolidated Statements of Operations in the first quarter of 2004 in anticipation of the sale. The sale is expected to close in the third quarter of 2004.

In the second quarter of 2004, Duke Energy announced an agreement to sell one of DENA’s deferred facilities, Moapa, to Nevada Power Company for approximately $182 million in cash, with closing expected during the fourth quarter of 2004 pending regulatory approvals. The Moapa asset was classified as “held for sale” in the June 30, 2004 Consolidated Balance Sheets. This facility will not be reported in Discontinued Operations as, among other considerations, the facility never entered into operations and has no associated historical operating revenues or costs.

As disclosed in Note 8 to the Consolidated Financial Statements, Assets Held for Sale and Discontinued Operations, on May 4, 2004 Duke Energy announced the sale of its merchant generation business in the southeastern United States to KGen Partners LLC (KGen). The sale transaction has obtained all required regulatory approvals and consents and closed on August 5, 2004. This transaction resulted in a cumulative pre-tax loss of approximately $367 million, of which approximately $360 million was recognized in the first quarter of 2004 to reduce the carrying value of those assets to their estimated fair values, while the remaining amount of the loss will be recognized by Duke Energy in the third quarter of 2004. Subsequent to the closing of the transaction, DENA will continue to provide certain transitional services and operating and maintenance services for the sold assets, including potential exercise of limited plant dispatch rights for a period not to exceed six months from the date of August 5, 2004. DENA anticipates recognizing the sale transaction in the third quarter of 2004, pending resolution of certain continuing involvement provisions.

In conjunction with the sale of DENA’s Southeastern assets to KGen Partners LLC, Duke Energy arranged a letter of credit with a face amount of $120 million in favor of Georgia Power Company to secure obligations of a KGen subsidiary under a seven-year power sales agreement, commencing in May, 2005, under which KGen will provide power from its Murray facility to Georgia Power. Duke Energy is the primary obligor to the letter of credit provider, but KGen has an obligation to reimburse Duke Energy for any payments made by it under the letter of credit as well as expenses incurred by Duke Energy in connection with the letter of credit. Duke Energy will operate the Murray facility under an operation and maintenance agreement with a KGen subsidiary.

Debt and Financing Related Matters

In April 2004, Duke Energy purchased $101 million of its outstanding notes in the open market. These purchases included $49 million of Duke Capital 5.50% senior notes due March 1, 2014 and $52 million of Duke Capital 4.37% senior notes due March 1, 2009. The securities were redeemed at the then current market price plus accrued interest.

On May 28, 2004, Duke Energy redeemed Duke Energy Series C 6.60% Senior Notes due 2038, with a face value of $200 million. As the securities were redeemed at par, security holders received $25 per each note held, plus accrued interest to the redemption date.

In May 2004, Duke Energy issued 22,449,000 shares of its common stock in the settlement of the forward purchase contract component of its Equity Units issued in March 2001. Duke Energy issued 35,000,000 Equity Units in March 2001 at $25 per unit. Under the terms of the contracts, the Equity Unit holders were required to purchase common stock at a settlement rate based on the current market price of Duke Energy’s common stock at the time of settlement. The rate was 0.6414 shares of stock per Equity Unit.

In June 2004, Duke Energy redeemed the entire issue of its 7.20% debt due to an affiliate for approximately $250 million, in connection with the redemption of its Duke Energy Capital Trust II 7.20% Trust Preferred Securities. As the securities were redeemed at par, security holders received $25 per each note held, plus accrued and unpaid distributions to the redemption date.

In June 2004 Westcoast Energy, Inc. redeemed all remaining outstanding Cumulative Redeemable First Preferred Shares, Series 6. The Series 6 Shares were redeemed for 25.00 per share in Canadian dollars plus all accrued and unpaid dividends to the date of redemption for a total redemption amount of approximately 104 million Canadian dollars.

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

The sharing agreement in both states applies to BPM Profits from January 1, 2004 until the earlier of December 31, 2007, or the effective date of any rates approved by the respective commission after a general rate case. The 2004 year-to-date total of $27 million of shared profits was recorded as a $14 million decrease to revenues (for the portion related to reduced industrial customer rates) and a $13 million charge to expense (for the portion related to donations to charitable, educational and economic development programs in North Carolina and South Carolina) in the second quarter of 2004.

For information on subsequent events related to debt and credit facilities, see Note 5 to the Consolidated Financial Statements, Debt and Credit Facilities. For information related to the sale of International Energy’s Asia Pacific power generation and natural gas transmission businesses, and the sale of all of Duke Energy’s merchant generation assets in the Southeastern U.S., see Note 8 to the Consolidated Financial Statements, Assets Held for Sale and Discontinued Operations. For information related to litigation, see Note 12 to the Consolidated Financial Statements, Commitments and Contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Form 10-K/A for December 31, 2003.

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

As disclosed in Duke Energy’s 2003 Form 10-K/A, Duke Energy’s independent registered public accounting firm, Deloitte & Touche LLP (Deloitte), noted certain matters involving Duke Energy’s internal controls that it considered to be a reportable condition under the standards established by the Public Company Accounting Oversight Board (United States). The reportable condition was not considered by Deloitte to be a material weakness under the applicable auditing standards and had no material affect on Duke Energy’s financial statements. Management continues to implement procedures and controls to address the identified conditions and enhance the reliability of Duke Energy’s internal control procedures.

Management has concluded that the Disclosure Controls Evaluation identified no changes in Duke Energy’s internal control over financial reporting that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, Duke Energy’s internal control over financial reporting.

In 2004, Duke Energy elected to change its business segments to present Crescent Resources, LLC as a separate segment. In connection with this change, management determined that revisions were required to the presentation of the Consolidated Statements of Cash Flows, Statements of Operations and Balance Sheets related to its real estate activities. Management evaluated such revision and determined that, while this matter represents a significant deficiency, it did not represent a material weakness and Duke Energy’s disclosure controls are effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For additional information concerning litigation and other contingencies, see Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies;” and Item 3, “Legal Proceedings,” and Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies,” in Duke Energy’s Form 10-K/A for December 31, 2003, which are incorporated herein by reference.

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

DUKE ENERGY CORPORATION

Date: August 9, 2004	/s/ DAVID L. HAUSER
David L. Hauser
Group Vice President and
Chief Financial Officer

Date: August 9, 2004	/s/ KEITH G. BUTLER
Keith G. Butler
Vice President and Controller