Form 10-Q/A
period 2004-06-30
DUKE ENERGY CORP
filed 2004-08-10
CIK 30371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2004 is being filed for the purpose of amending and revising Item 1 of Part I. This Form 10-Q/A is being filed in order to correct data input errors within the Consolidated Statements of Cash Flows. These revisions did not affect net cash provided by operating activities, net cash used in investing activities, net cash used in financing activities or cash and cash equivalents.

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

See Notes to Consolidated Financial Statements.

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2004	2003
		(as Revised - see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$743	$649
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	943	972
Cumulative effect of change in accounting principle	—	162
Gains on sales of investments in commercial and multi-family real estate	(121)	(11)
Losses (gains) on sales of equity investments and other assets	64	(239)
Deferred income taxes	76	24
Purchased capacity levelization	100	97
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	150	(42)
Receivables	(50)	446
Inventory	104	(72)
Other current assets	171	(196)
Increase (decrease) in
Accounts payable	(293)	(284)
Taxes accrued	452	487
Other current liabilities	(18)	208
Capital expenditures for residential real estate	(138)	(76)
Cost of residential real estate sold	80	50
Other, assets	(41)	(188)
Other, liabilities	120	(163)

Net cash provided by operating activities	2,342	1,824

CASH FLOWS FROM INVESTING ACTIVITIES
Capital and investment expenditures, net of refund	(1,318)	(1,413)
Net proceeds from the sales of equity investment and other assets, and sales of and collections on notes receivable	718	1,279
Proceeds from the sales of commercial and multi-family real estate	303	47
Other	(102)	(51)

Net cash used in investing activities	(399)	(138)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the
Issuance of long-term debt	112	1,707
Issuance of common stock and common stock related to employee benefit plans	947	150
Payments for the redemption of
Long-term debt	(1,138)	(1,427)
Guaranteed preferred beneficial interests in subordinated notes	—	(250)
Preferred stock of a subsidiary	(76)	—
Notes payable and commercial paper	297	(710)
Distributions to minority interests	(703)	(1,484)
Contributions from minority interests	638	1,467
Dividends paid	(526)	(524)
Other	2	10

Net cash used in financing activities	(447)	(1,061)

Changes in cash and cash equivalents associated with assets held for sale	40	—

Net increase in cash and cash equivalents	1,536	625
Cash and cash equivalents at beginning of period	1,160	857

Cash and cash equivalents at end of period	$2,696	$1,482

Supplemental Disclosures
Significant non-cash transactions:
Non-cash proceeds related to sale of Asia-Pacific operations	$838	$—
Dividends declared but not paid	258	249
Proceeds from remarketing of Equity Units for senior notes	875	—

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

Exhibit Number
10-1	$600,000,000 364-Day Credit Agreement dated as of June 30, 2004, among Duke Capital LLC, the Banks listed therein and JPMorgan Chase Bank, as Administrative Agent (filed with the Quarterly Report on Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2004, File No. 1-4928, as Exhibit 10-1).

10-2	$600,000,000 Three-Year Credit Agreement dated as of June 30, 2004, among Duke Capital LLC, the Banks listed therein and JPMorgan Chase Bank, as Administrative Agent (filed with the Quarterly Report on Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2004, File No. 1-4928, as Exhibit 10-2).

10-3	$500,000,000 Three-Year Credit Agreement dated as of June 30, 2004, among Duke Energy Corporation, the Banks listed therein and Citicorp USA Inc,, as Administrative Agent (filed with the Quarterly Report on Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2004, File No. 1-4928, as Exhibit 10-3).

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY CORPORATION

Date: August 10, 2004	/s/ David L. Hauser
David L. Hauser
Group Vice President and Chief Financial Officer

Date: August 10, 2004	/s/ Keith G. Butler
Keith G. Butler
Vice President and Controller