Form 10-Q
period 2006-03-31
Duke Power CO LLC
filed 2006-05-10
CIK 30371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-4928

DUKE POWER COMPANY LLC

(Formerly Duke Energy Corporation)

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

Yes  ☐    No  ☒

All of the registrant’s limited liability company member interests are directly owned by Duke Energy Corporation (File No. 1-32853), which is a reporting company under the Securities Exchange Act of 1934, as amended

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1 to the Consolidated Financial Statements)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Duke Power Company LLC’s (Duke Power formerly Duke Energy Corporation) reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words. Those statements represent Duke Power’s intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside Duke Power’s control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include the risk factors set forth in Item 1A of the Form 10-K of Duke Power for the year ended December 31, 2005 as well as the following:

•	State, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the electric and natural gas industries

•	The outcomes of litigation and regulatory investigations, proceedings or inquiries

•	Industrial, commercial and residential growth in Duke Power’s service territories

•	Additional competition in electric markets and continued industry consolidation

•	The influence of weather and other natural phenomena on company operations, including the economic, operational and other effects of hurricanes and ice storms

•	The timing and extent of changes in commodity prices and interest rates

•	General economic conditions, including any potential effects arising from terrorist attacks and any consequential hostilities or other hostilities

•	Changes in environmental and other laws and regulations to which Duke Power and its subsidiaries are subject

•	The results of financing efforts, including Duke Power’s ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Power’s credit ratings and general economic conditions

•	Declines in the market prices of equity securities and resultant cash funding requirements for New Duke Energy’s defined benefit pension plans

•	The level of creditworthiness of counterparties to Duke Power’s transactions

•	Growth in opportunities for Duke Power’s business units, including the timing and success of efforts to develop domestic power and other projects

•	The performance of electric generation facilities

•	The extent of success in expanding electric markets

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies

•	Conditions of the capital markets and equity markets during the periods covered by the forward-looking statements and

•	The ability to successfully complete merger, acquisition or divestiture plans, including the prices at which Duke Power is able to sell assets; regulatory or other limitations imposed as a result of a merger, acquisition or divestiture; and the success of the business following a merger, acquisition or divestiture

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Power has described. Duke Power undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

	Three Months Ended March 31,
	2006	2005
Operating Revenues
Non-regulated electric, natural gas, natural gas liquids and other	$596	$2,901
Regulated electric	1,286	1,259
Regulated natural gas and natural gas liquids	1,319	1,168

Total operating revenues	3,201	5,328

Operating Expenses
Natural gas and petroleum products purchased	738	2,750
Operation, maintenance and other	757	808
Fuel used in electric generation and purchased power	399	349
Depreciation and amortization	396	481
Property and other taxes	148	153
Impairment and other charges	—	121

Total operating expenses	2,438	4,662

Gains on Sales of Investments in Commercial and Multi-Family Real Estate	26	42
Gains on Sales of Other Assets and Other, net	33	9

Operating Income	822	717

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	175	41
Gains on sales of equity investments	—	1,239
Other income and expenses, net	12	24

Total other income and expenses	187	1,304
Interest Expense	250	290
Minority Interest Expense	15	420

Earnings From Continuing Operations Before Income Taxes	744	1,311
Income Tax Expense from Continuing Operations	258	451

Income From Continuing Operations	486	860
(Loss) Income From Discontinued Operations, net of tax	(128)	8

Net Income	358	868
Dividends and Premiums on Redemption of Preferred and Preference Stock	—	2

Earnings Available For Common Stockholders	$358	$866

Common Stock Data
Weighted-average shares outstanding
Basic	928	954
Diluted	963	990
Earnings per share (from continuing operations)
Basic	$0.53	$0.90
Diluted	$0.50	$0.87
(Loss) Earnings per share (from discontinued operations)
Basic	$(0.14)	$0.01
Diluted	$(0.13)	$0.01
Earnings per share
Basic	$0.39	$0.91
Diluted	$0.37	$0.88
Dividends per share	$0.31	$0.275

See Notes to Unaudited Consolidated Financial Statements

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$785	$511
Short-term investments	32	632
Receivables (net of allowance for doubtful accounts of $160 at March 31, 2006 and $127 at December 31, 2005)	2,071	2,580
Inventory	799	863
Assets held for sale	326	1,528
Unrealized gains on mark-to-market and hedging transactions	49	87
Other	1,148	1,756

Total current assets	5,210	7,957

Investments and Other Assets
Investments in unconsolidated affiliates	2,037	1,933
Nuclear decommissioning trust funds	1,585	1,504
Goodwill	3,782	3,775
Notes receivable	145	138
Unrealized gains on mark-to-market and hedging transactions	58	62
Assets held for sale	2,614	3,597
Investments in residential, commercial and multi-family real estate (net of accumulated depreciation of $17 at March 31, 2006 and $17 at December 31, 2005)	1,326	1,281
Other	2,679	2,743

Total investments and other assets	14,226	15,033

Property, Plant and Equipment
Cost	41,414	40,823
Less accumulated depreciation and amortization	11,955	11,623

Net property, plant and equipment	29,459	29,200

Regulatory Assets and Deferred Debits
Deferred debt expense	264	269
Regulatory assets related to income taxes	1,372	1,338
Other	886	926

Total regulatory assets and deferred debits	2,522	2,533

Total Assets	$51,417	$54,723

See Notes to Unaudited Consolidated Financial Statements

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2006	December 31, 2005
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,315	$2,431
Notes payable and commercial paper	153	83
Taxes accrued	475	327
Interest accrued	253	230
Liabilities associated with assets held for sale	378	1,488
Current maturities of long-term debt	1,418	1,400
Unrealized losses on mark-to-market and hedging transactions	197	204
Other	1,913	2,255

Total current liabilities	6,102	8,418

Long-term Debt	14,601	14,547

Deferred Credits and Other Liabilities
Deferred income taxes	5,188	5,253
Investment tax credit	142	144
Unrealized losses on mark-to-market and hedging transactions	21	10
Liabilities associated with assets held for sale	988	2,085
Asset retirement obligations	2,090	2,058
Other	5,006	5,020

Total deferred credits and other liabilities	13,435	14,570

Commitments and Contingencies
Minority Interests	727	749

Common Stockholders’ Equity
Common stock, no par, 2 billion shares authorized; 927 million and 928 million shares outstanding at March 31, 2006 and December 31, 2005, respectively	10,340	10,388
Retained earnings	5,405	5,335
Accumulated other comprehensive income	807	716

Total common stockholders’ equity	16,552	16,439

Total Liabilities and Common Stockholders’ Equity	$51,417	$54,723

See Notes to Unaudited Consolidated Financial Statements

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$358	$868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	438	550
Gains on sales of investments in commercial and multi-family real estate	(26)	(42)
Gains on sales of equity investments and other assets	(11)	(1,272)
Impairment charges	—	121
Deferred income taxes	(40)	195
Minority Interest	15	413
Equity in earnings of unconsolidated affiliates	(175)	(41)
Purchased capacity levelization	(2)	(3)
Contribution to company-sponsored pension plans	(11)	(13)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	66	16
Receivables	545	36
Inventory	174	195
Other current assets	817	(95)
Increase (decrease) in	—	—
Accounts payable	(1,093)	(75)
Taxes accrued	(64)	107
Other current liabilities	(379)	(192)
Capital expenditures for residential real estate	(115)	(91)
Cost of residential real estate sold	42	38
Other, assets	27	(23)
Other, liabilities	154	185

Net cash provided by operating activities	720	877

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(560)	(503)
Investment expenditures	(69)	(5)
Acquisitions, net of cash acquired	(90)	—
Purchases of available-for-sale securities	(7,705)	(11,143)
Proceeds from sales and maturities of available-for-sale securities	8,256	11,352
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	28	1,322
Proceeds from the sales of commercial and multi-family real estate	56	51
Settlement of net investment hedges and other investing derivatives	(36)	(162)
Other	(7)	—

Net cash (used in) provided by investing activities	(127)	912

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	6	4
Issuance of common stock and common stock related to employee benefit plans	14	14
Payments for the redemption of:
Long-term debt	(40)	(419)
Notes payable and commercial paper	68	184
Distributions to minority interests	(157)	(195)
Contributions from minority interests	137	192
Dividends paid	(289)	(266)
Repurchase of common shares	(69)	(834)
Other	11	—

Net cash used in financing activities	(319)	(1,320)

Changes in cash and cash equivalents included in assets held for sale	—	(1)

Net increase in cash and cash equivalents	274	468
Cash and cash equivalents at beginning of period	511	533

Cash and cash equivalents at end of period	$785	$1,001

Supplemental Disclosures
Significant non-cash transactions:
AFUDC—equity component	$10	$5

See Notes to Unaudited Consolidated Financial Statements

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance December 31, 2004	957	$11,252	$4,539	$540	$526	$(416)	$—	$16,441
Net income	—	—	868	—	—	—	—	868
Other Comprehensive Income
Foreign currency translation adjustments (a)	—	—	—	47	—	—	—	47
Net unrealized gains on cash flow hedges (b)	—	—	—	—	143	—	—	143
Reclassification into earnings from cash flow hedges (c)	—	—	—	—	59	—	—	59

Total comprehensive income								1,117
Dividend reinvestment and employee benefits	1	18	7	—	—	—	—	25
Stock repurchase	(30)	(834)	—	—	—	—	—	(834)
Common stock dividends	—	—	(263)	—	—	—	—	(263)
Preferred and preference stock dividends	—	—	(2)	—	—	—	—	(2)

Balance March 31, 2005	928	$10,436	$5,149	$587	$728	$(416)	$—	$16,484

Balance December 31, 2005	928	$10,388	$5,335	$846	$(87)	$(60)	$17	$16,439

Net income	—	—	358	—	—	—	—	358
Other Comprehensive Income
Foreign currency translation adjustments (a)	—	—	—	59	—	—	—	59
Net unrealized gains on cash flow hedges (b)	—	—	—	—	5	—	—	5
Reclassification into earnings from cash flow hedges (c)	—	—	—	—	11	—	—	11
Other (d)	—	—	—	—	—	—	16	16

Total comprehensive income								449
Dividend reinvestment and employee benefits	1	21	1	—	—	—	—	22
Stock repurchase	(2)	(69)	—	—	—	—	—	(69)
Common stock dividends	—	—	(289)	—	—	—	—	(289)

Balance March 31, 2006	927	$10,340	$5,405	$905	$(71)	$(60)	$33	$16,552

(a)	Foreign currency translation adjustments, net of $0 tax expense in 2006 and $62 tax benefit in 2005. The 2005 tax benefit related to the settled net investment hedges (see Note 14). Substantially all of the 2005 tax benefit is an immaterial correction of an accounting error related to prior periods.
(b)	Net unrealized gains on cash flow hedges, net of $3 tax expense in 2006 and $74 tax expense in 2005.
(c)	Reclassification into earnings from cash flow hedges, net of $7 tax expense in 2006 and $30 tax expense in 2005. Reclassification into earnings from cash flow hedges for the three months ended March 31, 2006, is due primarily to the recognition of Duke Energy North America’s (DENA’s) unrealized net gains related to hedges on forecasted transactions which will no longer occur as a result of the announced plan to sell or otherwise dispose of substantially all of DENA’s assets and contracts outside of the Midwestern United States and certain contractual positions related to the Midwestern assets (see Notes 12 and 14).
(d)	Net of $8 tax expense in 2006.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

(Subsequently Renamed Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (“Old Duke Energy”). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. As a result of the merger transactions, each share of common stock of Old Duke Energy was converted into one share of Duke Energy common stock, and all outstanding membership interests in Duke Power are owned by Duke Energy. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (“New Duke Energy” or “Duke Energy”) and, on April 3, 2006, Old Duke Energy converted its form of organization from a North Carolina corporation to a North Carolina limited liability company named Duke Power Company LLC (Duke Power). The term “Duke Power” as used in this report refers to Old Duke Energy or to Duke Power, as the context requires.

Up through April 3, 2006, Duke Power represented a leading energy company located in the Americas with a real estate subsidiary. On April 3, 2006, Duke Power transferred to its parent, Duke Energy Corporation all of its membership interests in its wholly-owned subsidiary Duke Capital LLC (“Duke Capital”), including the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC, which Duke Power transferred to Duke Capital on April 1, 2006. Following these transactions, Duke Power is a utility company with operations in North Carolina and South Carolina.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Power (formerly Duke Energy Corporation) and all majority-owned subsidiaries where Duke Power has control, and those variable interest entities where Duke Power is the primary beneficiary, for the periods presented. These Consolidated Financial Statements also reflect Duke Power’s 12.5% undivided interest in the Catawba Nuclear Station.

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Power’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy’s Form 10-K for the year ended December 31, 2005.

Effective July 1, 2005, Duke Power deconsolidated Duke Energy Field Services, LLC (DEFS) due to a reduction in ownership and its inability to exercise control over DEFS. DEFS has been accounted for as an equity method investment since July 1, 2005.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications. The accompanying Consolidated Statement of Cash Flows for the three months ended March 31, 2005 reflects a change in the classification of expenditures for equipment related to clean air legislation in the state of North Carolina from cash flows from operating activities to cash flows from investing activities. As a result, net cash provided by operating activities for the three months ended March 31, 2005 has increased by $52 million, while net cash used in investing activities for the three months ended March 31, 2005 increased the same amount.

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

Certain other prior period amounts have been reclassified to conform to the presentation for the current period.

2. Earnings Per Common Share (EPS)

Basic EPS is computed by dividing earnings available for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing earnings available for common stockholders by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflect the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, stock-based performance unit awards, contingently convertible debt and phantom stock awards, were exercised, settled or converted into common stock.

The following table illustrates Duke Power’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three months ended March 31, 2006 and 2005.

(in millions, except per-share data)	Income	Average Shares	EPS
Three Months Ended March 31, 2006
Income from continuing operations	$486
Less: Dividends and premiums on redemption of preferred and preference stock	—

Income from continuing operations—basic	$486	928	$0.53

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock		3
Contingently convertible bond	2	32

Income from continuing operations—diluted	$488	963	$0.50

Three Months Ended March 31, 2005
Income from continuing operations	$860
Less: Dividends and premiums on redemption of preferred and preference stock	(2)

Income from continuing operations—basic	$858	954	$0.90

Effect of dilutive securities:
Stock options, phantom, performance and unvested stock, and common stock derivatives		3
Contingently convertible bond	2	33

Income from continuing operations—diluted	$860	990	$0.87

The decrease in weighted-average shares outstanding for the three months ended March 31, 2006 compared to the same period in 2005 was due primarily to the repurchase and retirement of 35 million shares of Duke Energy common stock, of which 2.4 million shares were repurchased during the first quarter of 2006 (see Note 3) and 32.6 million shares were repurchased throughout 2005.

Options, unvested stock, performance and phantom stock awards related to approximately 17 million shares as of March 31, 2006 and 20 million shares as of March 31, 2005 were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

3. Common Stock

In February 2005, Duke Power announced plans to execute up to approximately $2.5 billion in common stock repurchases over a three year period. In May 2005, in connection with the announcement of the merger with Cinergy, Duke Power suspended additional repurchases, pending further assessment. At the time of suspension, Duke Power had repurchased approximately $933 million of common stock. In the first quarter of 2006, as a result of the March 10, 2006 shareholder approval of the merger, Duke Power’s Board of Directors authorized the repurchase of up to an additional $1 billion of common stock under the previously announced share repurchase plan. During the quarter ended March 31, 2006, Duke Power repurchased 2.4 million shares for total consideration of approximately $69 million. The repurchases and corresponding commissions and other fees were recorded in Common Stockholder’s Equity as a reduction in common stock.

On March 18, 2005, Duke Power entered into an accelerated share repurchase transaction whereby Duke Power repurchased and retired 30 million shares of its common stock from an investment bank at the March 18, 2005 closing price of $27.46 per share. Total consideration paid to repurchase the shares of approximately $834 million, including approximately $10 million in commissions and other fees, was recorded in Common Stockholders’ Equity as a reduction in Common Stock.

4. Stock-Based Compensation

Effective January 1, 2006, Duke Power adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Duke Power previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion 25)” and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the grant date, no compensation cost was recognized in the accompanying Consolidated Statements of Operations.

Compensation expense for awards with graded vesting provisions is recognized in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Duke Power elected to adopt the modified prospective application method as provided by SFAS No.123(R), and accordingly, financial statement amounts from the prior periods presented in this Form 10-Q have not been restated. There were no modifications to outstanding stock options prior to the adoption of SFAS 123(R).

Duke Power recorded stock-based compensation expense for the three months ended March 31, 2006 and 2005 as follows, the components of which are further described below:

	Three Months Ended March 31 (in millions)
	2006	2005
Stock Options	$2	$—
Stock Appreciation Rights	—	1
Phantom Stock	4	4
Performance Awards	5	7
Other Stock Awards	1	—

Total	12	12

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

The tax benefit associated with the recorded expense for the three months ended March 31, 2006 and 2005 was approximately $5 million. There were no material differences in income from continuing operations, income from income taxes, net income, cash flows, or basic and diluted earnings per share from the adoption of SFAS No. 123(R).

The following table shows what earnings available for common stockholders, basic earnings per share and diluted earnings per share would have been if Duke Power had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation awards during prior periods.

Pro Forma Stock-Based Compensation (in millions, except per share amounts)

Three months ended March 31, 2005
Earnings available for common stockholders, as reported	$866
Add: stock-based compensation expense included in reported net income, net of related tax effects	7
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(7)

Pro forma earnings available for common stockholders, net of related tax effects	$866

Earnings per share
Basic—as reported	$0.91
Basic—pro forma	$0.91
Diluted—as reported	$0.88
Diluted—pro forma	$0.88

Duke Power’s 1998 Long-term Incentive Plan, as amended (the 1998 Plan), reserved 60 million shares of common stock for awards to employees and outside directors. Under the 1998 Plan, the exercise price of each option granted cannot be less than the market price of Duke Power’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to five years. Duke Power issues new shares upon exercising or vesting of share-based awards.

Upon the acquisition of Westcoast, Duke Power converted all stock options outstanding under the 1989 Westcoast Long-term Incentive Share Option Plan to Duke Power stock options. Certain of these options also provide for share appreciation rights under which the holder of a stock option may, in lieu of exercising the option, exercise the share appreciation right. The exercise price of these options equals the market price on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to four years.

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	25,506	$29
Exercised	(715)	22
Forfeited or expired	(490)	30

Outstanding at March 31, 2006	24,301	30	4.9	$97
Exercisable at March 31, 2006	21,822	31	4.7	64

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

On December 31, 2005, Duke Power had 22 million exercisable options with a $32 weighted-average exercise price. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was approximately $5 million and $8 million, respectively. Cash received from options exercised during the three months ended March 31, 2006 was approximately $16 million, with a related tax benefit of approximately $2 million.

There were no option grants during the three months ended March 31, 2006 or during the year ended December 31, 2005. Remaining compensation expense to be recognized for unvested options was determined using a Black-Scholes model.

The 1998 Plan allows for a maximum of twelve million shares of common stock to be issued under various stock-based awards. Payments for cash settled awards during the period were immaterial.

Stock-based performance awards outstanding under the 1998 Plan vest over periods from three to seven years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Duke Power awarded 1,272,390 shares (fair value of approximately $34 million, based on the market price of Duke Power’s common stock at the grant date) in the first quarter of 2005.

The following table summarizes information about stock-based performance awards outstanding at March 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Stock-based Performance Awards:
Outstanding at December 31, 2005	2,940,768	$25
Granted	—	—
Vested	(114,000)	27
Forfeited	(52,786)	25
Canceled	—	—

Outstanding at March 31, 2006	2,773,982	25

The total fair value of the shares vested during the three months ended March 31, 2006 and 2005 was approximately $3 million. As of March 31, 2006, Duke Power had approximately $25 million of compensation expense which is expected to be recognized by Duke Energy over a weighted-average period of 1.2 years.

Phantom stock awards outstanding under the 1998 Plan vest over periods from one to five years. Duke Power awarded 1,038,920 shares (fair value of approximately $28 million, based on the market price of Duke Power’s common stock at the grant date) in the first quarter of 2005.

The following table summarizes information about phantom stock awards outstanding at March 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Phantom Stock Awards:
Outstanding at December 31, 2005	2,517,020	$25
Granted	—	—
Vested	(493,329)	25
Forfeited	(19,352)	25
Canceled	—	—

Outstanding at March 31, 2006	2,004,339	25

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

The total fair value of the shares vested during the three months ended March 31, 2006 and 2005 was approximately $12 million and $7 million, respectively. As of March 31, 2006, Duke Power had approximately $23 million of compensation expense which is expected to be recognized by Duke Energy over a weighted-average period of 2.8 years.

Other stock awards outstanding under the 1998 Plan vest over periods from three to five years. Duke Power awarded 238,000 shares (fair value of approximately $7 million, based on the market price of Duke Power’s common stock at the grant date) in the first quarter of 2006 and 35,000 shares (fair value of approximately $1 million, based on the market price of Duke Power’s common stock at the grant date) in the first quarter of 2005.

The following table summarizes information about other stock awards outstanding at March 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Other Stock Awards:
Outstanding at December 31, 2005	178,337	$25
Granted	238,000	28
Vested	(18,630)	24
Forfeited	—	—
Canceled	—	—

Outstanding at March 31, 2006	397,707	27

The total fair value of the shares vested during the three months ended March 31, 2006 and 2005 was less than $1 million and approximately $1 million, respectively. As of March 31, 2006, Duke Power had approximately $9 million of compensation expense which is expected to be recognized by Duke Energy over a weighted-average period of 3.6 years.

Beginning in the second quarter of 2006, Duke Power will be allocated its proportionate share of stock-based compensation cost by Duke Energy, the amounts of which are not currently estimable.

5. Inventory

Inventory is recorded at the lower of cost or market value, primarily using the average cost method.

Inventory (in millions)

	March 31, 2006	December 31, 2005
Materials and supplies	$467	$434
Natural gas	140	269
Coal held for electric generation	162	115
Petroleum products	30	45

Total inventory	$799	$863

6. Debt and Credit Facilities

Available Credit Facilities and Restrictive Debt Covenants. During the three months ended March 31, 2006, Duke Power’s consolidated credit capacity decreased by $200 million due to the termination of a $100 million one-year bi-lateral credit facility and a $100 million 364-day bi-lateral credit facility.

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facilities.

Duke Power’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2006, Duke Power was in compliance with those covenants. In addition, credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Facilities Summary as of March 31, 2006 (in millions)

	Expiration Date	Credit Facilities Capacity	Amounts Outstanding
			Commercial Paper	Letters of Credit	Total
Duke Power
$500 multi-year syndicated (a), (b)	June 2010
$150 364-day bi-lateral (a), (b)	September 2006
Total Duke Power		$650	$453	$—	$453
Duke Capital LLC
$800 364-day syndicated (a), (b)	June 2006
$600 multi-year syndicated (a), (b)	June 2009
$130 three-year bi-lateral (b)	October 2007
$120 multi-year bi-lateral (b)	July 2009
$260 364-day bi-lateral (a), (b)	June 2006
Total Duke Capital LLC		1,910	—	408	408
Westcoast Energy Inc.
$86 364-day syndicated (b), (c)	June 2006
$172 multi-year syndicated (b), (d)	June 2010
Total Westcoast Energy Inc.		258	—	—	—
Union Gas Limited
$258 364-day syndicated (e), (f)	June 2006	258	—	—	—

Total		$3,076	$453	$408	$861

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(c)	Credit facility is denominated in Canadian dollars totaling 100 million Canadian dollars.
(d)	Credit facility is denominated in Canadian dollars totaling 200 million Canadian dollars.
(e)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 75%. Credit facility is denominated in Canadian dollars totaling 300 million Canadian dollars.
(f)	Credit facility contains an option at maturity allowing for the conversion of all outstanding loans to a term loan repayable up to one year after maturity date but not exceeding 18 months from the date of draw.

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

7. Employee Benefit Obligations

The following table shows the components of the net periodic pension costs for the Duke Power U.S. retirement plan and Westcoast Energy, Inc. (Westcoast) Canadian retirement plans.

Components of Net Periodic Pension Costs (in millions)—for the three month period ended March 31,

	Duke Power U.S.		Westcoast
	2006	2005	2006	2005
Service cost	$17	$15	$3	$2
Interest cost on projected benefit obligation	38	39	8	7
Expected return on plan assets	(56)	(57)	(8)	(6)
Amortization of loss	13	9	2	1

Net periodic pension costs	$12	$6	$5	$4

Duke Power’s policy is to fund amounts for its US retirement plan on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Power has not made contributions to its U.S. retirement plan for the three months ended March 31, 2006. Duke Energy does not anticipate making a contribution to the U.S. retirement plan for the remainder of 2006.

Westcoast’s policy is to fund the defined benefit (DB) retirement plans on an actuarial basis and in accordance with Canadian pension standards legislation, in order to accumulate assets sufficient to meet benefit payments to plan participants. Contributions to the defined contribution (DC) retirement plans are determined in accordance with the terms of the plans. Duke Power has contributed $10 million to the Westcoast DB plans for the three months ended March 31, 2006 compared to $12 million for the three months ended March 31, 2005. Duke Energy anticipates that it will make total contributions of approximately $40 million in 2006. Duke Power has contributed $1 million to the Westcoast DC plans for the three months ended March 31, 2006 and March 31, 2005. Duke Energy anticipates that it will make additional contributions of approximately $2 million for the remainder of 2006.

The following table shows the components of the net periodic post-retirement benefit costs for the Duke Power U.S. other post-retirement benefit plan and the Westcoast other post-retirement benefit plans.

Components of Net Periodic Post-Retirement Benefit Costs (in millions)—for the three month period ended March 31,

	Duke Power U.S.		Westcoast
	2006	2005	2006	2005
Service cost benefit	$2	$1	$1	$1
Interest cost on accumulated post-retirement benefit obligation	10	11	1	1
Expected return on plan assets	(4)	(4)	—	—
Amortization of net transition liability	4	4	—	—
Amortization of loss	3	2	1	—

Net periodic post-retirement benefit costs	$15	$14	$3	$2

Duke Power also sponsors employee savings plans that cover substantially all U.S. employees. Duke Power expensed employer matching contributions of $24 million for the three months ended March 31, 2006 compared to $20 million for the three months ended March 31, 2005.

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

As a result of the merger with Cinergy, effective April 3, 2006, the net periodic pension costs for the U.S. plans contained in the above tables are not indicative of the full year costs for Duke Power post-merger. Effective with the merger, Duke Energy will allocate to Duke Power its proportionate share of pension costs, the amounts of which are not currently estimable.

8. Marketable Securities

During the three-months ended March 31, 2006, Duke Power’s Natural Gas Transmission business unit received shares of stock as consideration for settlement of a customer’s transportation contract. The market value of the equity securities, determined by quoted market prices on the date of receipt, of approximately $23 million is reflected in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations for the three months ended March 31, 2006. Subsequent to receipt, these securities were accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as trading securities. During the three months ended March 31, 2006, these securities were sold and an additional gain of approximately $1 million was recognized in Other Income and Expenses, net in the Consolidated Statements of Operations for the three months ended March 31, 2006.

9. Acquisitions and Dispositions

Acquisitions. Duke Power consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the date of acquisition. The purchase price minus the estimated fair value of the acquired assets and liabilities meeting the definition of a business as defined in EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” is recorded as goodwill. The allocation of the purchase price may be adjusted if additional information on known contingencies existing at the date of acquisition becomes available within one year after the acquisition, and longer for certain income tax items.

During the first quarter of 2006, Duke Energy International, LLC (DEI) closed on two transactions which resulted in the acquisition of an additional 27.1% interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $31 million (approximately $18 million net of cash acquired). The project’s scope includes the production and processing of natural gas, sale of liquefied petroleum gas (LPG) and natural gas liquids and the generation, transmission and sale of electricity from a 169-megawatt power plant. These acquisitions increased DEI’s ownership in Aguaytia to approximately 65% and resulted in Duke Energy accounting for Aguaytia as a consolidated entity. Prior to the acquisition of this additional interest, Aguaytia was accounted for as an equity method investment.

During the first quarter of 2006, Duke Energy North American (DENA) acquired the remaining 33 1/3% interest in Bridgeport Energy LLC (Bridgeport) from United Bridgeport Energy LLC (UBE) for approximately $71 million. The assets and liabilities of Bridgeport have been classified as Assets Held For Sale in the accompanying Consolidated Balance Sheet as of March 31, 2006, and are included as part of DENA’s power generation assets which were sold to a subsidiary of LS Power Equity Partners (LS Power) (see Note 12).

On April 3, 2006, the previously announced merger between Duke Power and Cinergy was consummated (see Note 1 for additional information). The merger will be accounted for under the purchase method of accounting with Duke Power treated as the acquirer for accounting purposes. See Note 15 for discussion of regulatory impacts of the merger. Based on the market price of Duke Power common stock during the period including the two trading days before through the two trading days after May 9, 2005, the date Duke Power and Cinergy announced the merger, the transaction is valued at approximately $9 billion and will result in incremental goodwill to Duke Energy estimated at approximately $4 billion.

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

Dispositions. For the three months ended March 31, 2006, the sale of other assets and businesses resulted in approximately $28 million in proceeds and net pre-tax gains of $33 million recorded in Gains on Sales of Other Assets and Other, net. These sales exclude assets that were held for sale and reflected in discontinued operations, both of which are discussed in Note 12, and sales by Crescent Resources LLC (Crescent) which are discussed separately below. Significant sales of other assets during the three months ended March 31, 2006 are detailed as follows:

•	Natural Gas Transmission’s sale of certain Stone Mountain natural gas gathering system assets resulted in proceeds of $18 million (which is reflected in Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable within Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows), and pre-tax gain of $5 million which was recorded in Gains in Sales of Other Assets and Other, net in the accompanying Consolidated Statements of Operations. In addition, Natural Gas Transmission’s sale of stock, received as consideration for the settlement of a customers transportation contract, resulted in proceeds of approximately $24 million, (which is reflected in Other, assets within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows) and a pre-tax gain of $24 million, of which approximately $23 million was recorded in Gains on Sales of Other Assets and Other, net and approximately $1 million was recorded in Other Income and Expenses, net in the accompanying Consolidated Statements of Operations (see Note 8).

For the three months ended March 31, 2006, Crescent commercial and multi-family real estate sales resulted in $56 million of proceeds and $26 million of net pre-tax gains recorded in Gains on Sales of Investments in Commercial and Multi-Family Real Estate on the Consolidated Statements of Operations. Sales consisted of several large land tract sales.

For the three months ended March 31, 2005, the sale of other assets and businesses resulted in approximately $1.2 billion in proceeds, net pre-tax gains of $9 million recorded in Gains (Losses) on Sales of Other Assets and Other, net and pre-tax gains of $1.2 billion recorded in Gains on Sales of Equity Investments on the Consolidated Statements of Operations. These sales exclude assets held for sale as of March 31, 2005 and reflected in discontinued operations, both of which are discussed in Note 12, and sales by Crescent which are discussed separately below. Significant sales of other assets and equity investments during the three months ended March 31, 2005 are detailed as follows:

•	In February 2005, DEFS sold its wholly owned subsidiary Texas Eastern Products Pipeline Company, LLC (TEPPCO GP), which is the general partner of TEPPCO Partners, LP (TEPPCO LP), for approximately $1.1 billion and Duke Power sold its limited partner interest in TEPPCO LP for approximately $100 million, in each case to Enterprise GP Holdings LP, an unrelated third party. These transactions resulted in pre-tax gains of $1.2 billion, which have been classified as Gains on Sales of Equity Investments in the Consolidated Statement of Operations for the three months ended March 31, 2005. Minority Interest Expense of $343 million was recorded in the Consolidated Statement of Operations for the three months ended March 31, 2005 to reflect ConocoPhillips’ proportionate share in the pre-tax gain on sale of the TEPPCO GP.

For the three months ended March 31, 2005, Crescent’s commercial and multi-family real estate sales resulted in $51 million of proceeds and $42 million of net pre-tax gains recorded in Gains on Sales of Investments in Commercial and Multi-Family Real Estate on the Consolidated Statements of Operations. Sales consisted of several large land tract sales.

10. Severance

As discussed further in Note 12, during the third quarter of 2005, the Board of Directors of Duke Power authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As a result of this exit plan, DENA anticipates involuntary termination of approximately 250 employees by the end of the third quarter of 2006. Management anticipates future severance costs related to this exit plan not included in the following table will be immaterial.

Severance Reserve (in millions)	Balance at January 1, 2006	Provision/ Adjustments	Cash Reductions	Balance at March 31, 2006
Natural Gas Transmission	$3	$(1)	$—	$2
DENA	25	(8)	(3)	14
Other	3	1	—	4

Total (a)	$31	$(8)	$(3)	$20

(a)	Substantially all remaining severance payments are expected to be applied to the reserves within one year from the date that the provision was recorded.

11. Impairments and Other Charges

Field Services. During the three months ended March 31, 2005, the Field Services business unit recorded a charge of approximately $120 million due to the reclassification into earnings of pre-tax unrealized losses from AOCI as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk. See Note 14 for a discussion of the impacts of the DEFS disposition transaction on certain cash flow hedges.

12. Discontinued Operations and Assets Held for Sale

The following table summarizes the results classified as Discontinued Operations, net of tax, in the Consolidated Statements of Operations. All items discussed below relate to operations of Duke Capital, which was distributed by Duke Power to Duke Energy effective April 3, 2006 as discussed in Note 1.

Discontinued Operations (in millions)

		Operating (Loss) Income			Net Loss on Dispositions			(Loss) Income from Discontinued Operations, Net of Tax
	Operating Revenues	Pre-tax Operating (Loss) Income	Income Tax Expense (Benefit)	Operating (Loss) Income, Net of Tax	Pre-tax Loss on Dispositions	Income Tax (Benefit) Expense	Loss on Dispositions, Net of Tax
Three Months Ended March 31, 2006
DENA	$354	$(10)	$7	$(17)	$(156)	$(57)	$(99)	$(116)
International Energy	—	—	—	—	(19)	(7)	(12)	(12)

Total consolidated	$354	$(10)	$7	$(17)	$(175)	$(64)	$(111)	$(128)

Three Months Ended March 31, 2005
Field Services	$4	$—	$—	$—	$(1)	$—	$(1)	$(1)
DENA	491	4	(3)	7	—	—	—	7
International Energy	—	2	—	2	—	—	—	2

Total consolidated	$495	$6	$(3)	$9	$(1)	$—	$(1)	$8

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005.

Summarized Balance Sheet Information for Assets and Associated Liabilities Held for Sale (in millions)

	March 31, 2006	December 31, 2005
Current assets	$326	$1,528
Investments and other assets	1,085	2,059
Property, plant and equipment, net	1,529	1,538

Total assets held for sale	$2,940	$5,125

Current liabilities	$378	$1,488
Long-term debt	61	61
Deferred credits and other liabilities	927	2,024

Total liabilities associated with assets held for sale	$1,366	$3,573

DENA

During the third quarter of 2005, Duke Power’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. The DENA assets to be divested include:

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

Management has retained DENA’s Midwestern generation assets, consisting of approximately 3,600 MW of power generation, and certain contracts related to the Midwestern generating facilities, as the merger with Cinergy provides a sustainable business model for those assets (see Notes 9 and 15 for further details on the Cinergy merger). The exit plan is expected to be completed by the end of the third quarter of 2006. In addition, management will continue to wind down the limited remaining operations of DETM. The financial statement presentation for the assets and contracts to be sold, and the related results of operations, are discussed below.

Approximately $3 million of pre-tax deferred net losses remain in AOCI at March 31, 2006 related to hedges of forecasted transactions that are expected to occur prior to the anticipated disposal of the generation assets. This amount will be reclassified to earnings during the remainder of 2006 as the forecasted transactions occur. In addition, as of the September 2005 exit announcement date, management anticipated that additional charges would be incurred related to the exit plan, including termination costs for gas transportation, storage, structured power and other contracts of approximately $600 million to $800 million, which included approximately $40 million to $60 million of severance, retention and other transaction costs (see Note 10). Approximately $625 million has been incurred from the announcement date through March 31, 2006, of which approximately $160 million was incurred during the three month period ended March 31 2006 and was recognized in (Loss) Income From Discontinued Operations, net of tax. The actual amount of future additional

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

charges related to the DENA exit plan will vary depending upon changes in market conditions and other factors, and could differ materially from the original estimate.

During 2006 and 2005, DENA entered into agreements to sell or terminate certain of its contract portfolio, including certain transportation contracts. The total cash paid by Duke Power under such contract sales or terminations during 2006 was approximately $155 million, excluding approximately $600 million of cash paid to Barclays Bank PLC (Barclays) as discussed hereafter. These transactions resulted in pre-tax losses on sale of approximately $160 million during the three month period ended March 31, 2006, which were recorded in (Loss) Income From Discontinued Operations, net of tax, and are included in the $625 million incurred from the announcement date through March 31, 2006, as discussed above. Included in this amount are the effects of DENA’s November 2005 agreement to sell substantially all of its commodity contracts related to the Southeastern generation operations, which were substantially disposed of in 2004, certain commodity contracts related to DENA’s Midwestern power generation facilities, and contracts related to DENA’s energy marketing and management activities. Excluded from the contracts sold to Barclays are commodity contracts associated with the near-term value of DENA’s West and Northeastern generation assets and with remaining gas transportation and structured power contracts. Among other things, the agreement provided that effective upon execution all economic benefits and burdens under the contracts were transferred to Barclays. Cash consideration paid to Barclays amounted to approximately $600 million in January 2006. Additionally, in January 2006 Barclays provided DENA with cash equal to the net cash collateral posted by DENA under the contracts of approximately $540 million. The novation or assignment of physical power contracts was subject to FERC approval, which was received in January 2006.

In January 2006, Duke Power signed an agreement to sell to LS Power DENA’s entire fleet of power generation assets outside the Midwest, representing approximately 6,100 megawatts of power generation located in the Western and Northeast United States. In May 2006, the transaction with LS Power closed and total proceeds to Duke Energy from the sale are expected to be approximately $1.56 billion, including certain working capital adjustments. Additional proceeds of up to approximately $40 million are subject to LS Power obtaining certain state regulatory approvals. Subject to the resolution of these contingencies, an additional gain on the disposition of these assets could be recognized in a future period.

As of March 31, 2006 and December 31, 2005, DENA’s assets and liabilities to be disposed of under the exit plan were classified as Assets Held for Sale in the Consolidated Balance Sheets.

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

DENA’s Midwestern generation assets are being retained by Duke Energy and, therefore, the results of operations for these assets, including related commodity contracts, do not qualify for discontinued operations classification as of March 31, 2006, and remain in continuing operations. Additionally, as discussed further in Note 14, DENA’s Southeastern generation operations, including related commodity contracts do not meet the requirements for discontinued operations classification due to Duke Power’s continuing involvement with these

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

operations. In addition, the results for Duke Energy Trading and Marketing, LLC (DETM) will continue to be reported in continuing operations until the wind down of these operations is complete.

In the first quarter of 2005, DENA’s Grays Harbor facility was sold to an affiliate of Invenergy LLC, resulting in a pre-tax gain of approximately $21 million (excludes any potential contingent consideration).

International Energy

International Energy has recognized a receivable from Norsk Hydro ASA that relates to purchase price adjustments on the prior sale of International Energy’s European business. During the three months ended March 31, 2006, based on management’s best estimate of recoverability, International Energy recorded an allowance of approximately $19 million ($12 million after tax) against this receivable, which was recorded in (Loss) Income From Discontinued Operations, net on the Consolidated Statements of Operations. At March 31, 2006 and December 31, 2005, the carrying value of the receivable was approximately $24 million and $42 million, respectively, and is included in Receivables in the Consolidated Balance Sheets.

Field Services

In December 2004, based upon management’s assessment of the probable disposition of certain plant and transportation assets in Wyoming, Field Services classified these assets as Assets Held for Sale in the Consolidated Balance Sheets as of December 31, 2004. The book value of those assets was written down by $4 million ($3 million net of minority interest) to $10 million in December 2004, which represents the estimated fair value less cost to sell. The results of operations related to these assets were included in (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations. In February 2005, these assets were exchanged for certain gathering assets in Oklahoma of equivalent fair value.

In September 2004, Field Services recorded a pre-tax impairment charge of approximately $23 million ($16 million net of minority interest) related to management’s assessment of some additional gathering, processing, compression and transportation assets in Wyoming being held for sale. The estimated fair value of these assets less cost to sell was $27 million and they were classified as Assets Held For Sale in the Consolidated Balance Sheets as of December 31, 2004. The after-tax loss and results of operations were included in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. In the first quarter of 2005, Field Services sold these assets for proceeds of approximately $28 million.

13. Business Segments

Prior to the transfer of all of its interest in Duke Capital to Duke Energy on April 3, 2006, as discussed in Note 1, Duke Power operated the following business units: Franchised Electric, Natural Gas Transmission, Field Services, DENA, International Energy and Crescent. Duke Power’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. Except for DENA, all of the business units are considered reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Prior to the September 2005 announcement of the exiting of the majority of DENA’s businesses, DENA’s operations were considered a separate reportable segment. There is no aggregation within Duke Power’s defined business segments. Subsequent to the transfer of all of its interests in Duke Capital to Duke Energy on April 3, 2006, Duke Power is a utility company with operations in North Carolina and South Carolina.

The remainder of Duke Power’s operations is presented as “Other.” While it is not considered a business segment, Other primarily includes DENA’s continuing operations, certain unallocated corporate costs, certain discontinued hedges, DukeNet Communications, LLC, Duke Energy Merchants, LLC (DEM), Bison Insurance

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

Company Limited (Bison), Duke Power’s wholly owned, captive insurance subsidiary, and Duke Power’s 50% interest in Duke/Fluor Daniel (D/FD).

In February 2005, DEFS sold its wholly owned subsidiary TEPPCO GP, which is the general partner of TEPPCO LP, and Duke Power sold its limited partner interest in TEPPCO LP, in each case to Enterprise GP Holdings LP, an unrelated third party (see Note 9).

During the first quarter of 2005, Duke Power discontinued hedge accounting for certain contracts related to Field Services’ commodity price risk and changes in the fair value of these contracts subsequent to hedge discontinuance have been classified in Other. See Note 14 for further discussion.

During the first quarter of 2005, Duke Power recognized a charge to increase liabilities associated with mutual insurance companies of $28 million in Other, which was a correction of an immaterial accounting error related to prior periods.

Duke Power’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Power’s segments are the same as those described in the Notes to the Consolidated Financial Statements in Duke Power’s Annual Report on Form 10-K for the year ended December 31, 2005. Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT).

On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Power, so the associated realized and unrealized gains and losses from foreign currency transactions and interest and dividend income on those balances are excluded from the segments’ EBIT.

Transactions between reportable segments are accounted for on the same basis as unaffiliated revenues and expenses in the accompanying Consolidated Financial Statements.

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

Business Segment Data (in millions) (a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Earnings from Continuing Operations before Income Taxes
Three Months Ended March 31, 2006
Franchised Electric	$1,288	$4	$1,292	$359
Natural Gas Transmission	1,468	6	1,474	438
Field Services (c)	—	—	—	144
International Energy	231	—	231	87
Crescent	71	—	71	42

Total reportable segments	3,058	10	3,068	1,070
Other	143	19	162	(85)
Eliminations	—	(29)	(29)	—
Interest expense	—	—	—	(250)
Interest income and other (b)	—	—	—	9

Total consolidated	$3,201	$—	$3,201	$744

Three Months Ended March 31, 2005
Franchised Electric	$1,260	$5	$1,265	$336
Natural Gas Transmission	1,155	36	1,191	411
Field Services (c)	2,575	83	2,658	919
International Energy	168	—	168	68
Crescent	64	—	64	52

Total reportable segments	5,222	124	5,346	1,786
Other	106	(59)	47	(202)
Eliminations	—	(65)	(65)	—
Interest expense	—	—	—	(290)
Interest income and other (b)	—	—	—	17

Total consolidated	$5,328	$—	$5,328	$1,311

(a)	Segment results exclude results of any discontinued operations.

(b)	Other includes foreign currency transaction gains and losses, and additional minority interest expense not allocated to the segment results.
(c)	In July 2005, Duke Power completed the previously announced agreement with ConocoPhillips to reduce Duke Power’s ownership interest in DEFS from 69.7% to 50%. Field Services segment data includes DEFS as a consolidated entity for the three months ended March 31, 2005 and as an equity method investment for the three months ended March 31, 2006.

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

Segment assets in the following table are net of intercompany advances, intercompany notes receivable, intercompany current assets, intercompany derivative assets and investments in subsidiaries.

Segment Assets (in millions)

	March 31, 2006	December 31, 2005
Franchised Electric	$18,821	$18,840
Natural Gas Transmission	18,695	18,692
Field Services	1,415	1,423
DENA (a)	4,100	7,304
International Energy	3,406	3,163
Crescent	1,662	1,541

Total reportable segments	48,099	50,963
Other	4,021	4,496
Eliminations and reclassifications (b)	(703)	(736)

Total consolidated assets	$51,417	$54,723

(a)	DENA’s segment assets include DENA assets held for sale and other assets not included in DENA’s continuing operations as of March 31, 2006 and December 31, 2005.
(b)	Represents reclassification of federal tax balances in consolidation and the elimination of intercompany assets, such as accounts receivable and interest receivable.

In conjunction with the merger with Cinergy, effective April 3, 2006, Duke Energy has adopted new business segments that management believes properly align the various operations of the merged companies with how the chief operating decision maker will view the business. Accordingly, Duke Power will be part of the U.S. Franchised Electric and Gas business segment, which will also consist of Cincinnati Gas & Electric Company’s regulated transmission and distribution, PSI Energy and The Union Light, Heat and Power Company (ULH&P).

14. Risk Management Instruments

The following table shows the carrying value of Duke Power’s derivative portfolio as of March 31, 2006, and December 31, 2005.

Derivative Portfolio Carrying Value (in millions)

	March 31, 2006	December 31, 2005
Hedging	$(20)	$(17)
Trading	—	5
Undesignated	(91)	(53)

Total	$(111)	$(65)

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Power’s Consolidated Balance Sheets, excluding approximately $1.2 billion of derivative assets and $1.3 billion of derivative liabilities which were transferred to assets and liabilities held for sale.

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

The $38 million decrease in the undesignated derivative portfolio fair value is due primarily to realization of mark-to-market gains at DENA and mark-to-market movements as a result of higher commodity prices, partially offset by realized losses on certain contracts held by Duke Power related to Field Services’ commodity price risk. As a result of the transfer of 19.7% interest in DEFS to ConocoPhillips and the third quarter 2005 deconsolidation of its investment in DEFS, Duke Energy has discontinued hedge accounting for certain contracts held by Duke Power related to Field Services’ commodity price risk, which were previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted future sales by Field Services, and have been retained as undesignated derivatives. Since discontinuance of hedge accounting, these contracts have been marked-to-market in the Consolidated Statements of Operations. As a result, approximately $230 million of pre-tax losses were recognized in earnings by Duke Power as of March 31, 2005. These charges have been classified in the accompanying Consolidated Statements of Operations as follows: upon discontinuance of hedge accounting approximately $120 million of pre-tax losses were recognized as a component of Impairments and Other Charges, while approximately $110 million of pre-tax losses were recognized prior to the deconsolidation of DEFS as a component of Non-Regulated Electric, Natural Gas, Natural Gas Liquids, and Other Revenues as of March 31, 2005. Approximately $24 million of realized and unrealized pre-tax losses related to these contracts were recognized in earnings by Duke Power during the three months ended March 31, 2006 as a component of Other Income and Expenses, net as of a result of Duke Power’s investment in DEFS being accounted for using the equity method. Cash settlements on these contracts during the three months ended March 31, 2006 of approximately $40 million are classified as a component of net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows.

Included in Other Current Assets in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 are collateral assets of approximately $657 million and $1,279 million, respectively, which represents cash collateral posted by Duke Power with other third parties. Included in Other Current Liabilities in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 are collateral liabilities of approximately $584 million and $664 million, respectively, which represents cash collateral posted by other third parties to Duke Power. Subsequent to December 31, 2005, in connection with the sale to Barclays of contracts related to DENA’s energy marketing and management activities, which includes structured power and other contracts, Barclays provided DENA cash equal to the net collateral posted by DENA under the contracts. Net cash collateral received by Duke Power in January 2006 was approximately $540 million based on current market prices of the contracts (see Note 12).

During the first quarter of 2005, Duke Power settled certain hedges which were documented and designated as net investment hedges of the investment in Westcoast on their scheduled maturity and paid approximately $162 million. Losses recognized on this net investment hedge have been classified in AOCI as a component of foreign currency adjustments and will not be recognized in earnings unless the complete or substantially complete liquidation of Duke Energy’s investment in Westcoast occurs.

Commodity Cash Flow Hedges. Some Duke Power subsidiaries are exposed to market fluctuations in the prices of various commodities related to their ongoing power generating and natural gas gathering, distribution, processing and marketing activities. Duke Power closely monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts to protect margins for a portion of future sales and generation revenues and fuel expenses. Duke Power uses commodity instruments, such as swaps, futures, forwards and options as cash flow hedges for natural gas, electricity and natural gas liquid transactions. Duke Power’s hedging exposures to the price variability of these commodities does not extend beyond one year.

As of March 31, 2006, $33 million of the pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheet in AOCI, and are expected to

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

be recognized in Duke Energy’s earnings during the next 12 months as the hedged transactions occur. This amount includes approximately $3 million of pre-tax deferred net losses related to the DENA exit plan discussed in Note 12. However, due to the volatility of the commodities markets, the corresponding value in AOCI will likely change prior to its reclassification into earnings.

The ineffective portion of commodity cash flow hedges resulted in the recognition of pre-tax losses of approximately $10 million and $25 million in the three months ended March 31, 2006 and March 31, 2005, respectively. The amount recognized for transactions that no longer qualified as cash flow hedges was not material as of March 31, 2006 and was a pre-tax loss of approximately $120 million as of March 31, 2005, and are reported in (Loss) Income From Discontinued Operations, net of tax and Impairments and Other Charges in the Consolidated Statements of Operations, respectively.

Commodity Fair Value Hedges. Some Duke Power subsidiaries are exposed to changes in the fair value of some unrecognized firm commitments to sell generated power or natural gas due to market fluctuations in the underlying commodity prices. Duke Power actively evaluates changes in the fair value of such unrecognized firm commitments due to commodity price changes and, where appropriate, uses various instruments to hedge its market risk. These commodity instruments, such as swaps, futures and forwards, serve as fair value hedges for the firm commitments associated with generated power. The ineffective portion of commodity fair value hedges resulted in a pre-tax gain of $7 million and $1 million in the three months ended March 31, 2006 and March 31, 2005, respectively.

15. Regulatory Matters

Merger with Cinergy. As discussed in Note 9, on April 3, 2006, the merger between Duke Power and Cinergy was consummated. Approvals in connection with the merger were obtained from several federal and state agencies. Conditions of approval by such agencies include the following:

•	The Public Utilities Commission of Ohio (PUCO) approved the merger with conditions, including a requirement for CG&E to provide a rate credit of approximately $15 million for one year to facilitate economic development of increasing rates and a credit of approximately $21 million to The Cincinnati Gas and Electric Company’s (CG&E’s) gas and electric customers in Ohio for one year, with both credits beginning January 1, 2006.

•	The Federal Energy Regulatory Commission (FERC) approved the merger without conditions. On January 19, 2006, Public Citizen’s Energy Program, Citizen’s Action Coalition of Indiana, Ohio Partners for Affordable Energy and Southern Alliance for Clean Energy requested rehearing of the FERC approval. On February 21, 2006, the FERC issued an order granting rehearing of FERC’s order for further consideration.

•	The Public Service Commission of South Carolina (PSCSC) approved the merger with certain conditions which included a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing profit sharing arrangement.

•	The Kentucky Public Service Commission approved the merger with conditions which included a $7.6 million rate credit over 5 years.

•	While the merger transaction itself was not subject to approval by the Indiana Utility Regulatory Commission (IURC), the IURC approved certain affiliate agreements in connection with the merger on March 15, 2006, subject to certain conditions including a:

•	Rate credit of approximately $40 million to Indiana electric customers through a reduction of base rates over a one year period beginning 30 to 60 days following the close of the merger, and

•	$5 million for low income energy assistance and clean coal technology.

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

•	The North Carolina Utilities Commission (NCUC) approved the merger with conditions that require a:

•	Rate reduction of approximately $117.5 million for Duke Power’s North Carolina customers. The rate reduction will flow through as a credit rider to existing base rates for a one-year period following the close of the merger, and

•	$12 million to support various low income, environmental, economic development and educationally beneficial programs.

In its order, the NCUC stated that the merger will result in a significant change in Duke Energy’s organizational structure which constitutes a compelling factor that warrants a general rate review. Therefore, as a condition of its merger approval and no later than June 2007, Duke Power is required to file a general rate case or demonstrate that its existing rates and charges should not be changed. This review will be consolidated with the proceeding that the NCUC is required to undertake in connection with the North Carolina clean air legislation to review the company’s environmental compliance costs. The NCUC specifically noted that it has made no determination that the rates currently being charged by Duke Power are in fact unjust or unreasonable.

In April 2006, The Office of the Ohio Consumers’ Counsel (OCC) filed a Notice of Appeal with the Supreme Court of Ohio, requesting the Court remand the PUCO’s merger approval for a full evidentiary hearing. The Office of the Ohio Consumers’ Counsel alleges that the PUCO committed reversible error on both procedural and substantive grounds, in and among other things, failing to set the matter for a full evidentiary hearing, failing to consider evidence regarding the transfer of the Duke Energy North America (DENA) assets to CG&E, and failing to lift the stay on discovery. CG&E and OCC have resolved this matter through settlement and the OCC is expected to withdraw it’s appeal.

On April 4, 2006, Citizens Action Coalition of Indiana, Inc., filed a Verified Petition for Rehearing and Reconsideration claiming that PSI should be ordered to provide an additional $5 million in rate credits to customers to be consistent with the NCUC merger approval order. An order on the Petition is expected in the second quarter of 2006.

Franchised Electric. Rate Related Information. The NCUC and the PSCSC approve rates for retail electric sales within their states. The FERC approves Franchised Electric’s rates for electric sales to regulated wholesale customers.

In 2002, the state of North Carolina passed clean air legislation that freezes electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Power, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Power, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provides for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). Franchised Electric’s amortization expense related to this clean air legislation totals approximately $700 million from inception, with approximately $62 million recorded for the first quarter 2006 and $85 million recorded for the first quarter 2005. As of March 31, 2006, cumulative expenditures totaled $504 million, with $79 million incurred in the first quarter 2006 and $52 million incurred in the first quarter 2005 and are included in Net Cash (Used in) Provided by Investing Activities on the Consolidated Statements of Cash Flows. Duke Power has changed the classification of these expenditures for clean air legislation from cash flows used in operating

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

activities to cash flows used in investing activities, as discussed in Note 1. In recent filings with the NCUC, Franchised Electric has estimated the costs to comply with the legislations as approximately $1.7 billion. Actual costs may be higher or lower than the estimate based on changes in construction costs, final federal and state environmental regulations, including, among other things, the North Carolina Clean Air legislation and the Clean Air Interstate Rule, and Franchised Electric’s continuing analysis of its overall environmental compliance plan. Any change in compliance costs will be included in future filings with the NCUC.

Other. Franchised Electric is engaged in planning efforts to meet projected load growth in its service territory. Long-term projections indicate a need for significant capacity additions, which may include new nuclear and coal facilities. Because of the long lead times required to develop such assets, Franchised Electric is taking steps now to ensure those options are available. In March 2006, Duke Power announced that it has entered into an agreement with Southern Company to evaluate potential construction of a new nuclear plant at a site jointly owned in Cherokee County, South Carolina. With selection of the Cherokee County site, Duke Power is moving forward with previously announced plans to develop an application to the U.S. Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) for two Westinghouse AP1000 (advanced passive) reactors. Each reactor is capable of producing approximately 1,117 megawatts. The COL application submittal to the NRC is anticipated in late 2007 or early 2008. Submitting the COL application does not commit Duke Power to build nuclear units. Duke Power will decide whether to proceed with construction at a later date. Steps are also being taken to maintain the option to bring a new coal facility on line as early as 2011.

Natural Gas Transmission. Rate Related Information. In November 2005, The British Columbia Pipeline System (BC Pipeline) filed an application with the National Energy Board (NEB) for interim and final tolls for 2006. In December 2005, the NEB approved the 2006 interim tolls as filed and BC Pipeline started negotiations with its shippers to reach a settlement on final tolls for years 2006 and 2007. BC Pipeline reached a toll settlement agreement in principle with its customers for the 2006 and 2007 fiscal years on March 30, 2006. This agreement includes an increase in the equity percentage used in rate purposes from 31% in 2005 to 35% in 2006 and 36% in 2007. The toll settlement agreement is in the process of being finalized, at which time it will be presented to the NEB for approval.

Union Gas has rates that are approved by the OEB. Effective January 1, 2006, Union Gas implemented new rates approved by the OEB in December 2005, reflecting items previously approved. Union Gas’ earnings for 2006 continue to be subject to the earnings sharing mechanism implemented by the OEB in 2005.

In December 2005, Union Gas filed an application with the OEB for new rates effective January 1, 2007. A decision from the OEB is expected in late 2006. Rates for the sale of gas are adjusted quarterly to reflect updated commodity price forecasts. The difference between the approved and the actual cost of gas incurred in the current period is deferred for future recover from or return to customers, subject to approval by the OEB. These differences are directly flowed through to customers and, therefore, no rate of return is earned on the related deferred balances. The OEB’s review and approval of these gas purchase costs primarily considers the prudence of the cost incurred.

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

Management believes that the effects of these matters will have no material adverse effect on Duke Power’s future consolidated results of operations, cash flows or financial position.

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

16. Commitments and Contingencies

Environmental

Duke Power is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Remediation activities. Like others in the energy industry, Duke Power and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Power operations, sites formerly owned or used by Duke Power entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Power or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Power may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Power’s consolidated results of operations, cash flows or financial position.

Clean Water Act. The U. S. Environmental Protection Agency’s (EPA’s) final Clean Water Act Section 316(b) rule became effective July 9, 2004. The rule establishes aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Eight of Duke Power’s eleven coal and nuclear-fueled generating facilities in North Carolina and South Carolina, and its three natural gas-fired generating facilities in California are affected sources under the rule. The three California facilities are part of the DENA business were sold as part of the transaction announced in January 2006 (see Note 12) that closed in May 2006. The rule requires a Comprehensive Demonstration Study (CDS) for each affected facility to provide information needed to determine necessary facility-specific modifications and cost estimates for implementation. These studies will be completed over the next three to five years. Once compliance measures are determined and approved by regulators, a facility will typically have five or more years to implement the measures. Due to the wide range of measures potentially applicable to a given facility, and since the final selection of compliance measures will be at least partially dependent upon the CDS information, Duke Power is not able to estimate its cost for complying with the rule at this time.

Clean Air Mercury Rule. The EPA’s final Clean Air Mercury Rule (CAMR) was published in the Federal Register May 18, 2005. The rule limits total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program. Phase 1 begins in 2010 and Phase 2 begins in 2018. The rule gives states the option of participating in the national trading program. If a state chooses not to participate, then the rule sets a fixed limit on that state’s annual emissions. The emission controls Duke Power is installing to comply with North Carolina clean air legislation will contribute significantly to achieving compliance with the CAMR requirements. Duke Power currently estimates that the additional cost of complying with Phase 1 of the CAMR will have no material adverse effect on Duke Power’s consolidated results of operations, cash flows or financial position, and is currently unable to estimate the cost of complying with Phase 2 of the CAMR.

Clean Air Interstate Rule. The EPA’s final Clean Air Interstate Rule (CAIR) was published in the Federal Register May 12, 2005. The rule limits total annual SO2 and NOx emissions from electric generating facilities

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

across the Eastern United States through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. The rule gives states the option of participating in the national trading program. If a state chooses not to participate, then the rule sets a fixed limit on that state’s annual emissions. The emission controls Duke Power is installing to comply with North Carolina clean air legislation will contribute significantly to achieving compliance with the CAIR requirements. Duke Power currently estimates that the additional cost of complying with Phase 1 of the CAIR will have no material adverse effect on Duke Power’s consolidated results of operations, cash flows or financial position, and is currently unable to estimate the cost of complying with Phase 2 of the CAIR. On July 11, 2005, Duke Power and others filed petitions with the U.S. Court of Appeals for the District of Columbia Circuit requesting the Court to review certain elements of the EPA’s CAIR. Duke Power is seeking to have the EPA revise the method of allocating SO2 emission allowances to entities under the rule.

Extended Environmental Activities, Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $55 million as of both March 31, 2006 and December 31, 2005. These accruals represent Duke Power’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Power’s consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR)/EPA Litigation. In 2000, the U.S. Justice Department, acting on behalf of the EPA, filed a complaint against Duke Power in the U.S. District Court in Greensboro, North Carolina, for alleged violations of the Clean Air Act (CAA). The EPA claims that 29 projects performed at 25 of Duke Power’s coal-fired units were major modifications, as defined in the CAA, and that Duke Power violated the CAA when it undertook those projects without obtaining permits and installing emission controls for SO2, NOx and particulate matter. The complaint asks the Court to order Duke Power to stop operating the coal-fired units identified in the complaint, install additional emission controls and pay unspecified civil penalties.

Duke Power asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions. In August 2003, the trial Court issued a summary judgment opinion adopting Duke Power’s legal positions, and on April 15, 2004, the Court entered Final Judgment in favor of Duke Power. The government appealed the case to the U.S. Fourth Circuit Court of Appeals. On June 15, 2005, the Fourth Circuit ruled in favor of Duke Power and effectively adopted Duke Power’s view that permitting of projects is not required unless the work performed implicates a net increase in the hourly rate of emissions. The EPA filed a request for rehearing with the Fourth Circuit, which was denied. The EPA decided not to petition the U.S. Supreme Court to hear an appeal of the matter. Some environmental groups who intervened in the early stages in the case have filed their petition for appeal. The Supreme Court has not yet determined whether it would hear the matter. Based on the current rulings, Duke Power does not believe the outcome of this matter will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Western Energy and Natural Gas Litigation and Regulatory Matters. Duke Power and several of its affiliates, as well as other energy companies, are parties to 34 lawsuits filed by or on behalf of electricity and/or natural gas purchasers in several Western states. Many of the suits seek class-action certification. The plaintiffs allege that the defendants conspired to manipulate the electricity and/or natural gas markets in violation of state and/or federal antitrust, unfair business practices and other laws. Plaintiffs in some of the cases further allege that

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

such activities, including engaging in “round trip” trades, providing false information to natural gas trade publications and unlawfully exchanging information, resulted in artificially high energy prices. Plaintiffs seek aggregate damages or restitution of billions of dollars from the defendants. Six of these cases were dismissed on filed rate and/or federal preemption grounds, and the plaintiffs in each of these dismissed cases have appealed their respective rulings to the U.S. Ninth Circuit Court of Appeals. It is not possible to predict with certainty whether Duke Power will incur any liability or to estimate the damages, if any, that Duke Power might incur in connection with these lawsuits, but Duke Power does not presently believe the outcome of these matters will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

In 2002, Southern California Edison Company (SCE) initiated arbitration proceedings regarding disputes with DETM relating to amounts owed in connection with the termination of bi-lateral power contracts between the parties in early 2001. This matter proceeded to hearing in November 2005. In January 2006, the parties reached an agreement in principle to resolve the matters at issue in the arbitration. The parties entered into a Settlement Agreement and Mutual Release dated as of March 10, 2006, and on March 24, 2006, DETM paid the settlement amount, including interest, into escrow. The agreement will require regulatory approval. Based on the terms of the Settlement Agreement and Mutual Release, Duke Power does not expect that the resolution of this matter will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Trading Related Litigation. Commencing August 2003, plaintiffs filed three class-action lawsuits in the U.S. District Court for the Southern District of New York on behalf of entities who bought and sold natural gas futures and options contracts on the New York Mercantile Exchange during the years 2000 through 2002. DETM, along with numerous other entities, is named as a defendant. The plaintiffs claim that the defendants violated the Commodity Exchange Act by reporting false and misleading trading information to trade publications, resulting in monetary losses to the plaintiffs. Plaintiffs seek class action certification, unspecified damages and other relief. On September 24, 2004, the court denied a motion to dismiss the plaintiffs’ claims filed on behalf of DETM and other defendants, and on September 30, 2005, the court certified the class. Duke Power has reached an agreement with the plaintiffs in these consolidated cases to resolve all issues and on February 8, 2006, the court granted preliminary approval of this settlement. The agreement is subject to final court approval after notification to all class members. Duke Power does not expect that the resolution of this matter will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

On January 28, 2005, four plaintiffs filed suit in Tennessee Chancery Court against Duke Power affiliates and other energy companies seeking class action certification on behalf of indirect purchasers of natural gas who allege that they have been harmed by defendants’ manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and unlawfully exchanging information, resulting in artificially high natural gas prices paid by plaintiffs in the State of Tennessee. Alleging that defendants violated state antitrust laws and other laws, plaintiffs seek unspecified damages and other relief. Defendants removed this case to the United States District Court for the Western District of Tennessee in March 2005, and the case was transferred to a federal judge in Nevada in Multidistrict Litigation (MDL) proceeding 1566. Plaintiffs filed a motion to remand the case to state court, and the defendants filed motions to dismiss the complaint on various grounds, including the filed rate doctrine and federal preemption. The court has yet to rule on these motions. Duke Power is unable to express an opinion regarding the probable outcome of these matters at this time.

On August 8, 2005, a plaintiff filed a lawsuit in state court in Kansas against Duke Power and DETM, as well as other energy companies, claiming that the plaintiff was harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements. Duke Power removed this case to the

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

United States District Court for the District of Kansas on September 8, 2005, and the case was subsequently transferred to a federal judge in the MDL 1566 proceeding. Plaintiffs motion to remand the case to state court, was denied on April 26, 2006. On September 26, 2005, a class action petition was filed by two plaintiffs in state court in Kansas against various defendants including Duke Power and DETM, based on substantially similar allegations. This matter also was moved to federal court, and defendants are seeking to have the case transferred to the MDL 1566 proceeding. Plaintiffs have filed a motion to remand the case to state court. The plaintiffs in the foregoing cases claim the defendants violated Kansas’ antitrust laws and seek damages in unspecified amounts. Duke Power is unable to express an opinion regarding the probable outcome of these matters at this time.

Trading Related Investigations. Beginning in February 2004, Duke Power has received requests for information from the U.S. Attorney’s office in Houston focused on the natural gas price reporting activities of certain individuals involved in DETM trading operations. Duke Power has cooperated with the government in this investigation and is unable to express an opinion regarding the probable outcome at this time.

Sonatrach/Sonatrading Arbitration. Duke Energy LNG Sales Inc. (Duke LNG) claims in an arbitration commenced in January 2001 in London that Sonatrach, the Algerian state-owned energy company, together with its subsidiary, Sonatrading Amsterdam B.V. (Sonatrading), breached their shipping obligations under a liquefied natural gas (LNG) purchase agreement and related transportation agreements (the LNG Agreements) relating to Duke LNG’s purchase of LNG from Algeria and its transportation by LNG tanker to Lake Charles, Louisiana. Duke LNG seeks damages of approximately $27 million. Sonatrading and Sonatrach, on the other hand, claim that Duke LNG repudiated the LNG Agreements by allegedly failing to diligently perform LNG marketing obligations. Sonatrading and Sonatrach seek damages in the amount of approximately $250 million. In 2003, an arbitration tribunal issued a Partial Award on liability issues, finding that Sonatrach and Sonatrading breached their obligations to provide shipping. The tribunal also found that Duke LNG breached the LNG Purchase Agreement by failing to perform marketing obligations. The final hearing on damages was concluded in March 2006 and the parties are awaiting a ruling from the tribunal.

Citrus Trading Corporation (Citrus) Litigation. In conjunction with the Sonatrach LNG Agreements, Duke LNG entered into a natural gas purchase contract (the Citrus Agreement) with Citrus. Citrus filed a lawsuit in March 2003 in the U.S. District Court for the Southern District of Texas against Duke LNG and PanEnergy Corp alleging that Duke LNG breached the Citrus Agreement by failing to provide sufficient volumes of gas to Citrus. Duke LNG contends that Sonatrach caused Duke LNG to experience a loss of LNG supply that affected Duke LNG’s obligations and termination rights under the Citrus Agreement. Citrus seeks monetary damages and a judicial determination that Duke LNG did not experience such a loss. After Citrus filed its lawsuit, Duke LNG terminated the Citrus Agreement and filed a counterclaim asserting that Citrus had breached the agreement by, among other things, failing to provide sufficient security under a letter of credit for the gas transactions. Citrus denies that Duke LNG had the right to terminate the agreement and contends that Duke LNG’s termination of the agreement was itself a breach, entitling Citrus to terminate the agreement and recover damages in the amount of approximately $187 million. The parties filed cross motions for partial summary judgment regarding the letter of credit issue which were subsequently denied by the Court. Other motions for partial summary judgment remain pending. No trial date has been set. It is not possible to predict with certainty whether Duke Power will incur any liability or to estimate the damages, if any, that Duke Power might incur in connection with the Sonatrach and Citrus matters.

Exxon Mobil Disputes. In April 2004, Mobil Natural Gas, Inc. (MNGI) and 3946231 Canada, Inc. (3946231, and collectively with MNGI, Exxon Mobil) filed a Demand for Arbitration against Duke Power, DETMI, DTMSI Management Ltd. (DTMSI) and other affiliates of Duke Power. MNGI and DETMI are the sole members of DETM. DTMSI and 3946231 are the sole beneficial owners of Duke Energy Marketing Limited Partnership

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

(DEMLP, and with DETM, the Ventures). Among other allegations, Exxon Mobil alleges that DETMI and DTMSI engaged in wrongful actions relating to affiliate trading, payment of service fees, expense allocations and distribution of earnings in breach of agreements and fiduciary duties relating to the Ventures. Exxon Mobil seeks to recover actual damages, plus attorneys’ fees and exemplary damages; aggregate damages were not specified in the arbitration demand. Duke Power denies these allegations, and has filed counterclaims asserting that Exxon Mobil breached its Ventures obligations and other contractual obligations. By order dated May 2, 2005, the arbitrators granted Duke Power’s Motion for Partial Summary Judgment, effectively eliminating a significant portion of Exxon Mobil’s claims. Exxon Mobil filed a motion for reconsideration of the ruling as well as for an extension of the date for the arbitration hearing. Exxon Mobil also filed a motion to dismiss certain of Duke Power’s counterclaims. Following a hearing in December 2005 on the motion for reconsideration, the arbitrators issued their ruling on January 26, 2006, generally reaffirming the original order, with a limited exception with respect to affiliate trades that is not expected to have a significant impact on the case. The panel also dismissed one of Duke Power’s counterclaims. In response to a request from Exxon Mobil, the arbitration panel has postponed the commencement date of the arbitration hearing from January 2006 to October 2006 in Houston, Texas. On February 28, 2006, Duke Power filed an expert report in support of its claims. On the same date, Exxon Mobil also filed a Second Amended Statement of Claim and various expert reports in support of its claims. Duke Power is evaluating Exxon Mobil’s filings and expects to respond by August 2006. In August 2004, DEMLP initiated arbitration proceedings in Canada against certain Exxon Mobil entities asserting that those entities wrongfully terminated two gas supply agreements with the Ventures and wrongfully failed to assume certain related gas supply agreements with other parties. A hearing in the Canadian arbitration, originally scheduled to commence in August 2005 in Calgary, Canada, was held in March 2006. The parties submitted post closing briefs and the arbitrators have scheduled oral arguments on May 16 and 17, 2006. Under the current procedural order governing the Arbitration, a ruling is expected by the third quarter of 2006. It is not possible to predict with certainty whether Duke Power will incur any liability or to estimate the damages, if any, that might be incurred by Duke Power or any of its affiliates as a result of these matters.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit has been filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (“ERISA”) and the Age Discrimination in Employment Act. These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Company Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (e.g., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. The plaintiffs also seek to divide the putative class into sub-classes based on age. Six causes of action are alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. The plaintiffs seek a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Power filed its answer in March 2006. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Hurricane Katrina Lawsuit. In April 2006, Duke Energy was named in the third amended complaint of a purported class action filed in the United States District Court for the Southern District of Mississippi. Plaintiffs claim that Duke Energy, along with numerous other utilities, oil companies, coal companies and chemical companies, is liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that Duke Energy’s, and others, greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. Duke Energy has not been served with this lawsuit. It is not possible to predict with

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Power has experienced numerous claims relating to damages for personal injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities on its electric generation plants during the 1960s and 1970s. Duke Power has third-party insurance to cover losses related to these asbestos-related injuries and damages above a certain aggregate deductible. The insurance policy, including the policy deductible and reserves, provided for coverage to Duke Power up to an aggregate of $1.6 billion when purchased in 2000. Probable insurance recoveries related to this policy are classified in the Consolidated Balance Sheets as Other within Investments and Other Assets. Amounts recognized as reserves in the Consolidated Balance Sheets, which are not anticipated to exceed the coverage, are classified in Other Deferred Credits and Other Liabilities and Other Current Liabilities and are based upon Duke Power’s best estimate of the probable liability for future asbestos claims. These reserves are based upon current estimates and are subject to uncertainty. Factors such as the frequency and magnitude of future claims could change the current estimates of the related reserves and claims for recoveries reflected in the accompanying Consolidated Financial Statements. However, management of Duke Power does not currently anticipate that any changes to these estimates will have any material adverse effect on Duke Power’s consolidated results of operations, cash flows or financial position.

Other Litigation and Legal Proceedings. Duke Power and its subsidiaries are involved in other legal, tax and regulatory proceedings in various forums regarding performance, contracts, royalty disputes, mismeasurement and mispayment claims (some of which are brought as class actions), and other matters arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will have no material adverse effect on Duke Power’s consolidated results of operations, cash flows or financial position.

Duke Power has exposure to certain legal matters that are described herein. As of March 31, 2006, Duke Power has recorded reserves of approximately $1.3 billion for these proceedings and exposures. Duke Power has insurance coverage for certain of these losses incurred. As of March 31, 2006, Duke Power has recognized approximately $1.0 billion of probable insurance recoveries related to these losses. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5.

Duke Power expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. As part of its normal business, Duke Power is a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. These arrangements are largely entered into by Duke Capital. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Power or Duke Capital having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events. (For further information see Note 17.)

In addition, Duke Power enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

trading contracts or qualifying hedge positions included in Unrealized Gains or Losses on Mark-to-Market and Hedging Transactions.

See Note 17 for discussion of Calpine guarantee obligation.

17. Guarantees and Indemnifications

Duke Power and its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Power and its subsidiaries enter into these arrangements to facilitate a commercial transaction with a third party by enhancing the value of the transaction to the third party.

Duke Capital has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. The maximum potential amount of future payments Duke Capital could have been required to make under these performance guarantees as of March 31, 2006 was approximately $575 million. Of this amount, approximately $375 million relates to guarantees of the payment and performance of less than wholly owned consolidated entities. Approximately $50 million of the performance guarantees expire between 2006 and 2007, with the remaining performance guarantees expiring after 2007 or having no contractual expiration. Additionally, Duke Capital has issued joint and several guarantees to some of the D/FD project owners, guaranteeing the performance of D/FD under its engineering, procurement and construction contracts and other contractual commitments. These guarantees have no contractual expiration and no stated maximum amount of future payments that Duke Capital could be required to make. Additionally, Fluor Enterprises Inc., as 50% owner in D/FD, has issued similar joint and several guarantees to the same D/FD project owners. In accordance with the D/FD partnership agreement, each of the partners is responsible for 50% of any payments to be made under those guarantees.

Westcoast has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. Those guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt, purchase contracts and leases. The maximum potential amount of future payments Westcoast could have been required to make under those performance guarantees as of March 31, 2006 was approximately $15 million. Of those guarantees, approximately $10 million expire in 2006, with the remainder having no contractual expiration.

Duke Capital uses bank-issued stand-by letters of credit to secure the performance of non-wholly owned entities to a third party or customer. Under these arrangements, Duke Capital has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Duke Capital could have been required to make under these letters of credit as of March 31, 2006 was approximately $90 million. Substantially all of these letters of credit were issued on behalf of less than wholly owned consolidated entities and expire in 2006 or 2007.

Duke Capital has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly owned entity to honor its obligations to a third party. As of March 31, 2006, Duke Capital had guaranteed approximately $10 million of outstanding surety bonds related to obligations of non-wholly owned entities. The majority of these bonds expire in various amounts in 2006.

Natural Gas Transmission, International Energy, and Crescent have issued guarantees of debt and performance guarantees associated with non-consolidated entities and less than wholly owned consolidated entities. If such

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

entities were to default on payments or performance, Natural Gas Transmission, International Energy, or Crescent would be required under the guarantees to make payment on the obligation of the less than wholly owned entity. As of March 31, 2006, Natural Gas Transmission was the guarantor of approximately $15 million of debt at Westcoast associated with less than wholly owned entities, which expire in 2019. International Energy was the guarantor of approximately $10 million of performance guarantees associated with less than wholly owned entities. Substantially all of these guarantees expire between 2006 and 2008. Crescent was the guarantor of approximately $15 million of debt associated with less than wholly owned entities, which expire in 2006.

Duke Capital has issued guarantees to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly owned by Duke Power but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Power has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Power for any amounts paid by Duke Capital related to the DE&S guarantees. Duke Power also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Capital related to the DukeSolutions guarantees. Further, Duke Power granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Power has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2006 to 2019, with others having no specific term. Duke Power is unable to estimate the total maximum potential amount of future payments under these guarantees, since some of the underlying agreements have no limits on potential liability.

In connection with Duke Power’s sale of the Murray merchant generation facility to KGen, in August 2004, Duke Capital guaranteed in favor of a bank the repayment of any draws under a $120 million letter of credit issued by the bank to Georgia Power Company. The letter of credit, which expires in 2006, is related to the obligation of a KGen subsidiary under a seven-year power sales agreement, commencing in May 2005. Duke Capital will be required to ensure reissuance of this letter of credit or issue similar credit support until the power sales agreement expires in 2012. Duke Power will operate the sold Murray facility under an operation and maintenance agreement with the KGen subsidiary. As a result, the guarantee has an immaterial fair value. Further, KGen has agreed to indemnify Duke Power for any payments Duke Capital makes with respect to the $120 million letter of credit.

In 1999, IDC issued approximately $100 million in bonds to purchase equipment for lease to Hidalgo, a subsidiary of Duke Capital. Duke Capital unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and Duke Capital remained obligated under the lease guaranty. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Gross exposure under the guarantee obligation as of March 31, 2006 is approximately $200 million, which includes principal and interest. Duke Power does not believe a loss under the guarantee obligation is probable as of March 31, 2006, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of March 31, 2006. No demands for payment of principal or interest have been made under the guarantee. If future losses are incurred under the guarantee, Duke Capital has certain rights which should allow it to mitigate such loss.

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

Duke Power has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants. Typically, claims may be made by third parties for various periods of time, depending on the nature of the claim. Duke Power’s potential exposure under these indemnification agreements can range from a specified amount, such as the purchase price, to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Duke Power is unable to estimate the total potential amount of future payments under these indemnification agreements due to several factors, such as the unlimited exposure under certain guarantees.

As of March 31, 2006, the amounts recorded for the guarantees and indemnifications mentioned above are immaterial, both individually and in the aggregate.

18. Related Party Transactions

As discussed in Note 9, in February 2005, DEFS sold its wholly owned subsidiary TEPPCO GP, the general partner of TEPPCO Partners, L.P. (TEPPCO), for approximately $1.1 billion and Duke Power sold its limited partner interest in TEPPCO for approximately $100 million. Prior to the completion of these sale transactions, Duke Power accounted for its investment in TEPPCO under the equity method of accounting. For the three months ended March 31, 2005, TEPPCO had operating revenues of approximately $1,524 million, operating expenses of approximately $1,463 million, operating income of approximately $61 million, income from continuing operations of approximately $46 million, and net income of approximately $47 million.

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

In July 2005, Duke Power completed the transfer of a 19.7% interest in DEFS to ConocoPhillips, Duke Power’s co-equity owner in DEFS, which reduced Duke Power’s ownership interest in DEFS from 69.7% to 50% and resulted in Duke Power and ConocoPhillips becoming equal 50% owners of DEFS. As a result of this transaction, Duke Power deconsolidated its investment in DEFS and subsequently has accounted for the investment using the equity method of accounting (see Note 9). Duke Power’s 50% of equity in earnings of DEFS for the three-months ended March 31, 2006 was approximately $146 million and Duke Power’s investment in DEFS as of March 31, 2006 was $1,379 million, which is included in Investments in Unconsolidated Affiliates in the accompanying Consolidated Balance Sheets. During the three-months ended March 31, 2006, Duke Power had gas sales to, purchases from, and other operating expenses from affiliates of DEFS of approximately $34 million, $8 million and $4 million, respectively. As of March 31, 2006, Duke Power had payables to affiliates of DEFS of approximately $83 million. Additionally, Duke Power received approximately $90 million in distributions of earnings from DEFS in 2006, which are included in Other, assets within Cash Flows from Operating Activities in the accompanying Consolidated Statements of Cash Flows. Duke Power has recognized an approximate $60 million receivable as of March 31, 2006 due to its share of a distribution declared by DEFS in March 2006 but paid in April 2006. Summary financial information for DEFS, which is accounted for under the equity method, as of and for the three-months ended March 31, 2006 is as follows:

Three-months Ended March 31, 2006
(in millions)
Operating revenues	$3,309
Operating expenses	$2,994
Operating income	$315
Net income	$291

March 31, 2006
(in millions)
Current assets	$1,893
Non-current assets	$4,876
Current liabilities	$1,976
Non-current liabilities	$2,015
Minority interest	$93

DEFS is a limited liability company which is a pass-through entity for U.S. income tax purposes. DEFS also owns corporations who file their own respective, federal, foreign and state income tax returns and income tax expense related to these corporations is included in the income tax expense of DEFS. Therefore, DEFS’ net income does not include income taxes for earnings which are pass-through to the members based upon their ownership percentage and Duke Power recognizes the tax impacts of its share of DEFS’ pass-through earnings in its income tax expense from continuing operations in the accompanying Consolidated Statements of Operations.

Also see Notes 9, 11, 13 and 17 for additional related party information.

19. New Accounting Standards

The following new accounting standards were adopted by Duke Power subsequent to March 31, 2005 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (SFAS No. 153). In December 2004, the FASB issued SFAS No. 153 which amends APB Opinion No. 29, “Accounting

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

for Nonmonetary Transactions,” by eliminating the exception to the fair-value principle for exchanges of similar productive assets, which were accounted for under APB Opinion No. 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS No. 153 also eliminates APB Opinion No. 29’s concept of culmination of an earnings process. The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits. Commercial substance is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. If the difference is significant, the transaction is considered to have commercial substance and should be recognized at fair value. SFAS No. 153 is effective for nonmonetary transactions occurring on or after July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on Duke Power’s consolidated results of operations, cash flows or financial position.

FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN 47). In March 2005, the FASB issued FIN 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 were effective for Duke Power as of December 31, 2005.

FASB Staff Position (FSP) No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence” (FSP No. APB 18-1). In July of 2005, the FASB staff issued FSP No. APB 18-1 which provides guidance for how an investor should account for its proportionate share of an investee’s equity adjustments for other comprehensive income (OCI) upon a loss of significant influence. APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB Opinion No. 18), requires a transaction of an equity method investee of a capital nature be accounted for as if the investee were a consolidated subsidiary, which requires the investor to record its proportionate share of the investee’s adjustments for OCI as increases or decreases to the investment account with corresponding adjustments in equity. FSP No. APB 18-1 requires that an investor’s proportionate share of an investee’s equity adjustments for OCI should be offset against the carrying value of the investment at the time significant influence is lost and equity method accounting is no longer appropriate. However, to the extent that the offset results in a carrying value of the investment that is less than zero, an investor should (a) reduce the carrying value of the investment to zero and (b) record the remaining balance in income. The guidance in FSP No. APB 18-1 was effective for Duke Power beginning October 1, 2005. The adoption of FSP No. APB 18-1 did not have a material impact on Duke Power’s consolidated results of operations, cash flows or financial position.

SFAS No. 123(R). In December of 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For Duke Power, timing for implementation of SFAS No. 123(R) was January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an acceptable alternative. Instead, Duke Power is required to determine an appropriate expense for stock options and record compensation expense in the Consolidated Statements of Operations for stock options. Duke Power implemented SFAS No. 123(R) using the modified prospective transition method, which required Duke Power to record compensation expense for all unvested awards beginning January 1, 2006.

Duke Power currently also has retirement eligible employees with outstanding share-based payment awards (unvested stock awards, stock based performance awards and phantom stock awards). Compensation cost related to

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

those awards was previously expensed over the stated vesting period or until actual retirement occured. Effective January 1, 2006, Duke Power is required to recognize compensation cost for new awards granted to employees over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Awards, including stock options, granted to employees that are already retirement eligible will be deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards will be recognized on the date such awards are granted.

SFAS No. 123(R), which was adopted by Duke Power effective January 1, 2006, is not anticipated to have a material impact on its consolidated results of operations, cash flows or financial position in 2006 based on awards outstanding as of the implementation date. However, the impact to Duke Energy and Duke Power, via an allocation from Duke Energy, in periods subsequent to adoption of SFAS No. 123(R) will be largely dependent upon the nature of any new share-based compensation awards issued to employees. (See Note 4).

Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107). On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued SAB 107 to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. Duke Power adopted SFAS No. 123R and SAB 107 effective January 1, 2006.

FSP No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The FASB issued FSP No. FAS 115-1 and 124-1 in November 2005 which was effective for Duke Power beginning January 1, 2006. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The adoption of FSP No. FAS 115-1 and 124-1 did not have a material impact on Duke Power’s consolidated results of operations, cash flows or financial position.

The following new accounting standards have been issued, but have not yet been adopted by Duke Power as of March 31, 2006:

Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This Statement is effective January 1, 2007. Duke Power does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows or financial position.

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair

DUKE ENERGY CORPORATION

(Subsequently Duke Power Company LLC—See Note 1)

Notes to Consolidated Financial Statements—(Continued)

value method. This Statement is effective January 1, 2007. Duke Power does not anticipate the adoption of SFAS No. 156 will have any material impact on its consolidated results of operations, cash flows or financial position.

FASB Staff Position (FSP) No. FIN 46 (R)-6, “Determining the Variability to Be Considered In Applying Interpretation No. 46(R)” In April 2006, the FASB staff issued FSP No. FIN 46 (R)-6 to address how to determine the variability to be considered in applying FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. The variability that is considered in applying Interpretation 46(R) affects the determination of whether the entity is a variable interest entity, which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This Statement is effective July 1, 2006. Duke Power does not anticipate the adoption of FSP No. FIN 46 (R)-6 will have any material impact of its consolidated results of operations, cash flows or financial position.

FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” In February 2006, the FASB staff issued FSP No. 123(R)-4 to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance amends SFAS 123(R). FSP 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. FSP 123(R)-4 applies only to options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP 123(R)-4 is effective for Duke Power as of April 1, 2006. Duke Power adopted SFAS 123(R) as of January 1, 2006 (see Footnote 4). The adoption of FSP No. FAS 123(R)-4 did not have a material impact on Duke Power’s consolidated statement of operations, cash flows or financial position.

20. Income Tax Expense

Although the outcome of tax audits is uncertain, management believes that adequate provisions for income and other taxes have been made for potential liabilities resulting from such matters. As of March 31, 2006, Duke Power has total provisions of approximately $143 million for uncertain tax positions, as compared to $141 million as of December 31, 2005, including interest. Management is not aware of any issues for open tax years that upon final resolution are expected to have a material adverse effect on Duke Power’s consolidated results of operations, cash flows or financial position.

The effective tax rate for the three months ended March 31, 2006 was approximately 34.7% as compared to the effective tax rate of 34.4% for the same period in 2005.

As of March 31, 2006 and December 31, 2005, approximately $283 million and $68 million, respectively, of current deferred tax assets were included in Other within Current Assets on the Consolidated Balance Sheets. At March 31, 2006, this balance exceeded 5% of total current assets.

21. Subsequent Events

On April 3, 2006, Duke Power consummated the previously announced merger with Cinergy. See Notes 1, 9 and 15 for additional information. Additionally, see Note 1 for discussion regarding Duke Power’s transfer of its membership interests in Duke Capital, Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC to Duke Energy Corp. on April 3, 2006.

For information on subsequent events related to basis of presentation, acquisitions and dispositions, discontinued operations and assets held for sale, business segments, regulatory matters, and related party transactions see Notes 1, 9, 12, 13, 15 and 18, respectively.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (“Old Duke Energy”). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. As a result of the merger transactions, each share of common stock of Old Duke Energy was converted into one share of Duke Energy common stock, and all outstanding membership interests in Duke Power are owned by Duke Energy. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (“New Duke Energy” or “Duke Energy”) and, on April 3, 2006, Old Duke Energy converted its form of organization from a North Carolina corporation to a North Carolina limited liability company named Duke Power Company LLC (Duke Power). The term “Duke Power” as used in this report refers to Old Duke Energy or to Duke Power, as the context requires.

Up through April 3, 2006, Duke Power represented a leading energy company located in the Americas with a real estate subsidiary. On April 3, 2006, Duke Power transferred to its parent, Duke Energy Corporation, all of its membership interests in its wholly-owned subsidiary Duke Capital LLC (“Duke Capital”), including the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC, which Duke Power transferred to Duke Capital on April 1, 2006. Following these transactions, Duke Power is a utility company with operations in North Carolina and South Carolina. Details of the pro-forma results of Duke Power as a result of the above transactions are contained in Exhibit 99.1 of Duke Power’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2006, which is incorporated herein by reference.

Executive Overview

For the three months ended March 31, 2006, Duke Power Company LLC (formerly Duke Energy Corporation and, collectively with its subsidiaries, Duke Power) reported net income of $358 million and diluted earnings per share of $0.37 as compared to net income and diluted earnings per share of $868 million and $0.88, respectively, for the three months ended March 31, 2005. The decrease in net income and earnings per share was due primarily to the pre-tax gain of approximately $900 million (net of minority interest of approximately $343 million) recorded in 2005 related to Duke Energy Field Services, LLC’s (DEFS’) sale of Texas Eastern Products Pipeline Company, LLC (TEPPCO GP), which is the general partner of TEPPCO Partners, LP (TEPPCO LP), and Duke Power’s sale of its limited partner interests in TEPPCO LP and the recognition of prior year hedge losses. Despite historically mild winter weather, Duke Power’s electric and gas operations delivered solid performance for the three months ended March 31, 2006. Highlights for the quarter include:

•	Despite mild weather, Franchised Electric delivered higher results for the three months ended March 31, 2006 due primarily to improved bulk power marketing results, customer growth and lower regulatory amortization;

•	Natural Gas Transmission’s earnings increased for the three months ended March 31, 2006 as compared to the same period in the prior year, primarily due to an approximate $24 million gain on the settlement of a customer’s transportation contract. Excluding this gain, earnings growth was primarily the result of U.S. pipeline expansion projects, natural gas processing and favorable foreign exchange rate impacts from the strengthening Canadian currency;

•	Field Services results benefited from strong commodity prices and gas marketing results, offset by the reduction in ownership percentage by Duke Power as a result of the DEFS disposition transaction whereby Duke Power reduced its ownership interest in DEFS from 69.7% to 50% effective July 1, 2005;

•	International Energy experienced improved results over the same period of the prior year primarily due to improved prices and volumes in Latin America, favorable foreign exchange rate impacts in Brazil and increased margins at National Methanol Company;

•	Crescent Resources, LLC (Crescent) had lower earnings for the three months ended March 31, 2006 as compared to the same period of the prior year due to lower legacy land sales;

•	Duke Energy North America’s (DENA’s) discontinued operations incurred losses for the three months ended March 31, 2006, compared to gains for the three months ended March 31, 2005, due primarily to certain contract terminations as a result of progress towards completing the exit plan; and

•	Additionally, earnings for the three months ended March 31, 2006 as compared to the prior year period were favorably impacted by reduced hedge losses as a result of the prior year charges recognized in connection with the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk and lower charges for liabilities associated with mutual insurance companies.

On April 3, 2006, Duke Power and Cinergy Corp. (Cinergy) consummated the previously announced merger, which combines the Duke Power and Cinergy regulated franchises as well as deregulated generation in the Midwestern United States. Throughout the remainder of 2006, management will be focused on establishing an industry-leading electric power platform through successful execution of the merger plan, primarily the timely, cost-effective integration of the legacy Duke Power and Cinergy businesses. As a result of the merger, Duke Energy expects to expense approximately $55 million of voluntary and involuntary severance costs throughout the remainder of 2006. Duke Power will be allocated its proportionate share of the severance costs, however, at this time the amounts to be allocated are not readily determinable.

Duke Power has made substantial progress in completing the DENA exit plan. Substantially all of DENA’s portfolio of derivative contracts (approximately 95%) has been transferred to Barclays Bank PLC (Barclays), which essentially eliminated Duke Power’s credit, collateral, market and legal risk associated with DENA’s derivative trading positions. In May 2006, the transaction with LS Power closed and total proceeds to Duke Energy from the sale are expected to be approximately $1.56 billion, including certain working capital adjustments. Additional proceeds to Duke Energy of up to approximately $40 million are subject to LS Power obtaining certain state regulatory approvals. Subject to the resolution of these contingencies, an additional gain on the disposition of these assets could be recognized in a future period.

RESULTS OF OPERATIONS

Results of Operations and Variances (in millions)

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)
Operating revenues	$3,201	$5,328	$(2,127)
Operating expenses	2,438	4,662	(2,224)
Gains on sales of investments in commercial and multi-family real estate	26	42	(16)
Gains on sales of other assets and other, net	33	9	24

Operating income	822	717	105
Other income and expenses, net	187	1,304	(1,117)
Interest expense	250	290	(40)
Minority interest expense	15	420	(405)

Earnings from continuing operations before income taxes	744	1,311	(567)
Income tax expense from continuing operations	258	451	(193)

Income from continuing operations	486	860	(374)
(Loss) income from discontinued operations, net of tax	(128)	8	(136)

Net income	358	868	(510)
Dividends and premiums on redemption of preferred and preference stock	—	2	(2)

Earnings available for common stockholders	$358	$866	$(508)

Consolidated Operating Revenues

Three Months Ended March 31, 2006 as Compared to March 31, 2005. Consolidated operating revenues for the three months ended March 31, 2006 decreased $2,127 million, compared to the same period in 2005. This change was driven primarily by:

•	A $2,658 million decrease due to the deconsolidation of DEFS, effective July 1, 2005

Partially offsetting this decrease in revenues were:

•	A $283 million increase at Natural Gas Transmission due to new Canadian assets, primarily the Empress System (approximately $145 million), recovery of higher natural gas commodity costs (approximately $118 million), resulting from higher natural gas prices passed through to customers without a mark-up at Union Gas Limited (Union Gas), and favorable Canadian dollar foreign exchange impacts (approximately $55 million), partially offset by lower gas usage due to unseasonably warmer weather (approximately $85 million)

•	An approximate $110 million increase in Other related to the prior year impact of the realized and unrealized mark-to-market losses of Field Services’ hedges that had been recorded in operating revenues prior to the deconsolidation of DEFS, and

•	A $63 million increase at International Energy due to higher energy prices in Latin America (approximately $44 million) and increased ownership and resulting consolidation of Aguaytia (approximately $20 million).

For a more detailed discussion of operating revenues, see the segment discussions that follow.

Consolidated Operating Expenses

Three Months Ended March 31, 2006 as Compared to March 31, 2005. Consolidated operating expenses for the three months ended March 31, 2006 decreased $2,224 million, compared to the same period in 2005. This change was driven primarily by:

•	A $2,571 million decrease due to the deconsolidation of DEFS, effective July 1, 2005

Partially offsetting this decrease in expenses were:

•	A $279 million increase at Natural Gas Transmission due to new Canadian assets, primarily the Empress System (approximately $131 million), recovery of higher natural gas commodity costs (approximately $118 million), resulting from high natural gas prices passed through to customers without a mark-up at Union Gas, Canadian dollar foreign exchange impacts (approximately $44 million), partially offset by lower gas usage due to unseasonably warmer weather (approximately $67 million), and

•	A $38 million increase at International Energy primarily due to higher fuel prices and volumes in Latin America (approximately $18 million), and increased ownership and resulting consolidation of Aguaytia (approximately $13 million).

For a more detailed discussion of operating expenses, see the segment discussions that follow.

Consolidated Gains on Sales of Other Assets and Other, Net

Consolidated gains on sales of other assets and other, net for the three months ended March 31, 2006 increased $24 million, compared to the same period in 2005. The increase was due primarily to a $23 million gain on the settlement of a customer’s transportation contract at Natural Gas Transmission.

Consolidated Operating Income

Consolidated operating income for the three months ended March 31, 2006 increased $105 million, compared to the same period in 2005. Increased operating income was primarily driven by an approximate $230 million negative impact to operating income during the three months ended March 31, 2005 related to the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk. This favorable variance for the three months ended March 31, 2006 as compared to the same period in the prior year was partially offset by impacts of the deconsolidation of DEFS, effective July 1, 2005. Other drivers to operating income are discussed above.

For more detailed discussions, see the segment discussions that follow.

Consolidated Other Income and Expenses, net

Consolidated other income and expenses, net for the three months ended March 31, 2006 decreased $1,117 million, compared to the same period in 2005. The decrease was due primarily to the $1,239 million pre-tax gains recorded in 2005, associated with the sale of TEPPCO GP and Duke Power’s limited partner interest in TEPPCO LP, as discussed above, partially offset by an increase of approximately $130 million in equity in earnings of unconsolidated affiliates primarily due to the deconsolidation of DEFS starting July 1, 2005.

Consolidated Interest Expense

Consolidated interest expense for the three months ended March 31, 2006 decreased $40 million, compared to the same period in 2005. This decrease was due primarily to the deconsolidation of DEFS.

Consolidated Minority Interest Expense

Consolidated minority interest expense for the three months ended March 31, 2006 decreased $405 million, compared to the same period in 2005. The decrease primarily resulted from the 2005 gain associated with the sale of TEPPCO GP and the impact of deconsolidation of DEFS, as discussed above.

Consolidated Income Tax Expense from Continuing Operations

Consolidated income tax expense from continuing operations for the three months ended March 31, 2006 decreased $193 million, compared to the same period in 2005. The decrease primarily resulted from lower earnings, due primarily to the 2005 gains associated with the sale of TEPPCO GP and Duke Power’s limited partner interest in TEPPCO LP as discussed above. The effective tax rate was relatively flat for the first quarter 2006 (34.7%) compared to the same period in 2005 (34.4%).

Consolidated (Loss) Income from Discontinued Operations, net of tax

Consolidated (loss) income from discontinued operations, net of tax for the three months ended March 31, 2006 decreased $136 million, compared to the same period in 2005. The decrease primarily resulted from an approximate $100 million after-tax loss associated with certain contract terminations at DENA, an approximate $12 million after-tax loss associated with an allowance recorded against a receivable from Norsk Hydro, and a $21 million pre-tax gain related to DENA’s sale of its Grays Harbor facility in the first three months of 2005.

Segment Results

Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Power, so the gains and losses on foreign currency remeasurement, and interest and dividend income on those balances, are excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Duke Power’s ownership interest in operations without regard to financing methods or capital structures.

Duke Power’s segment EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment (in millions)

	Three Months Ended March 31,
	2006	2005
Franchised Electric	$359	$336
Natural Gas Transmission	438	411
Field Services (b)	144	919
International Energy	87	68
Crescent	42	52

Total reportable segment EBIT	1,070	1,786
Other	(85)	(202)

Total reportable segment and other EBIT	985	1,584
Interest expense	(250)	(290)
Interest income and other (a)	9	17

Consolidated earnings from continuing operations before income taxes	$744	$1,311

(a)	Includes interest income, foreign currency transaction gains and losses, additional minority interest expense not allocated to the segment results and intersegment eliminations.
(b)	In July 2005, Duke Power completed the previously announced agreement with ConocoPhillips to reduce Duke Power’s ownership interest in DEFS from 69.7% to 50%. Field Services segment data includes DEFS as a consolidated entity for the three month period ended March 31, 2005 and as an equity method investment for the three months ended March 31, 2006.

The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Franchised Electric

	Three Months Ended March 31,
(in millions, except where noted)	2006	2005	Increase (Decrease)
Operating revenues	$1,292	$1,265	$27
Operating expenses	938	931	7
Gains on sales of other assets and other, net	—	1	(1)

Operating income	354	335	19
Other income and expenses, net	5	1	4

EBIT	$359	$336	$23

Sales, Gigawatt-hours (GWh)	20,580	21,163	(583)

The following table shows the percent changes in GWh sales and average number of customers for Franchised Electric.

Increase (decrease) over prior year	Three Months Ended March 31, 2006
Residential sales (a)	(4.5)%
General service sales (a)	(1.2)%
Industrial sales (a)	(3.5)%
Wholesale sales	(9.8)%
Total Franchised Electric sales (b)	(2.8)%
Average number of customers	1.8%

(a)	Major components of Franchised Electric’s retail sales.
(b)	Consists of all components of Franchised Electric’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Three Months Ended March 31, 2006 as Compared to March 31, 2005

Operating Revenues. The increase was driven primarily by:

•	A $25 million increase in fuel revenues driven by increased fuel rates for retail customers due primarily to increased coal costs. The delivered cost of coal in 2006 is approximately $11 per ton higher than the same period in 2005, representing a 20% increase.

•	A $13 million increase in wholesale power revenues, due to higher market prices. Gross margin increased by $9 per MWh, an increase of approximately 60%, due to higher average market rates for power resulting from an increase in natural gas prices in 2006. The higher market prices are offsetting decreased sales volumes of (9.8)% due primarily to mild weather.

•	A $12 million increase related to demand from retail customers, due primarily to continued growth in the number of residential and general service customers in Franchised Electric’s service territory. The number of customers in 2006 has increased by approximately 41,000 compared to 2005, partially offset by

•	A $24 million decrease in GWh sales to retail customers due to mild winter weather. Weather statistics in 2006 for heating degree days were approximately 8% below normal in first quarter compared to 1% above normal during the same period in 2005.

Operating Expenses. The increase was driven primarily by:

•	A $32 million increase in fuel expenses, due primarily to higher coal costs. Generation fueled by coal accounted for at least 45% of total generation during the first quarter for both 2006 and 2005 and the delivered cost of coal in 2006 is approximately $11 per ton higher than the same period in 2005.

•	A $7 million increase in operating and maintenance expenses, primarily related to higher non-outage maintenance costs at generating plants and increased storm charges, partially offset by

•	A $23 million decrease in regulatory amortization expenses, due primarily to decreased amortization of compliance costs related to clean air legislation passed by the state of North Carolina. The legislation provides for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized by December 31, 2007. Franchised Electric’s amortization expense related to this clean air legislation totals approximately $700 million from inception, with approximately $63 million recorded for the first quarter 2006 and $85 million recorded for the first quarter 2005.

•	An $8 million decrease in purchased power expense, due primarily to milder weather, which resulted in lower retail demand, coupled with good generation availability.

EBIT. EBIT for the three months ended March 31, 2006 increased compared to the same period in 2005 primarily due to strong wholesale sales results, customer growth and lower regulatory amortization. This increase in segment EBIT was partially offset by mild winter weather.

Natural Gas Transmission

	Three Months Ended March 31,
(in millions, except where noted)	2006	2005	Increase (Decrease)
Operating revenues	$1,474	$1,191	$283
Operating expenses	1,068	789	279
Gains on sales of other assets and other, net	29	2	27

Operating income	435	404	31
Other income and expenses, net	12	16	(4)
Minority interest expense	9	9	—

EBIT	$438	$411	$27

Proportional throughput, TBtu (a)	963	1,056	(93)

(a)	Trillion British thermal units. Revenues are not significantly impacted by pipeline throughput fluctuations since revenues are primarily composed of demand charges.

Three Months Ended March 31, 2006 as Compared to March 31, 2005

Operating Revenues. The increase was driven primarily by:

•	A $166 million increase due to new Canadian assets, primarily the Empress System, U.S. business expansion and higher processing revenues as a result of commodity prices

•	A $118 million increase from recovery of higher natural gas commodity costs, resulting from higher natural gas prices passed through to customers without a mark-up at Union Gas. This revenue increase is offset in expenses

•	A $55 million increase due to foreign exchange rates favorably impacting revenues from the Canadian operations as a result of the strengthening Canadian dollar (partially offset by currency impacts to expenses)

•	A $4 million increase from completed and operational pipeline expansion projects in the United States, partially offset by

•	An $85 million decrease in gas distribution revenues at Union Gas primarily resulting from lower gas usage due to unseasonably warmer weather.

Operating Expenses. The increase was driven primarily by:

•	A $159 million increase due to new Canadian assets, primarily gas purchase cost associated with the Empress System, U.S. expansion project provisions in 2006 and increased transmission and storage operation expenses

•	A $118 million increase related to increased natural gas prices at Union Gas. This amount is offset in revenues

•	A $44 million increase caused by foreign exchange impacts (offset by currency impacts to revenues, as discussed above), partially offset by

•	A $67 million decrease in gas purchase costs, primarily resulting from lower gas usage due to unseasonably warmer weather.

Gain on sale of other assets and other, net. The increase was driven primarily by a $23 million gain on the settlement of a customer’s transportation contract and a $5 million gain on the sale of Stone Mountain assets.

Other Income and expenses, net. The decrease was driven primarily by a $5 million construction fee received from an affiliate as a result of the successful completion of the Gulfstream Natural Gas System LLC (Gulfstream), 50% owned by Duke Power, Phase II project in 2005.

EBIT. The increase in EBIT was due primarily to the contract termination gain, U.S. business operations and strengthening Canadian currency, partially offset by the 2005 Gulfstream success fee and warmer weather at Union Gas.

Field Services

	Three Months Ended March 31,
(in millions, except where noted)	2006	2005	Increase (Decrease)
Operating revenues	$—	$2,658	$(2,658)
Operating expenses	2	2,573	(2,571)
Gains on sales of other assets and other, net	—	2	(2)

Operating (loss) income	(2)	87	(89)
Equity in earnings of unconsolidated affiliates (a)	146	—	146
Other income and expenses, net	—	1,251	(1,251)
Minority interest expense	—	419	(419)

EBIT (a)	$144	$919	$(775)

Natural gas gathered and processed/transported, TBtu/d (b)	6.9	6.7	0.2
NGL production, MBbl/d (c)	357	360	(3)
Average natural gas price per MMBtu (d), (e)	$8.98	$6.27	$2.71
Average NGL price per gallon (e)	$0.89	$0.73	$0.16

a	Includes Duke Power’s 50% equity in earnings of DEFS net income subsequent to the deconsolidation of DEFS effective July 1, 2005. Results of DEFS for the three months ended March 31, 2005 are presented on a consolidated basis.
b	Trillion British thermal units per day
c	Thousand barrels per day
d	Million British thermal units. Average price based on NYMEX Henry Hub
e	Does not reflect results of commodity hedges.

In July 2005, Duke Power completed the transfer of a 19.7% interest in DEFS to ConocoPhillips, Duke Power’s co-equity owner in DEFS, which reduced Duke Power’s ownership interest in DEFS from 69.7% to 50% (the DEFS disposition transaction) and resulted in Duke Power and ConocoPhillips becoming equal 50% owners in DEFS. As a result of the DEFS disposition transaction, Duke Power deconsolidated its investment in DEFS and subsequently has accounted for DEFS as an investment utilizing the equity method of accounting.

Three months ended March 31, 2006 as Compared to March 31, 2005

Operating Revenues. The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS.

Operating Expenses. The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS. Operating expenses for the three months ended March 31, 2005 were impacted by approximately $120 million of losses recognized due to the reclassification of pre-tax unrealized losses in AOCI as a result of the discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk, which were previously accounted for as cash flow hedges.

Equity in Earnings of Unconsolidated Affiliates. The increase is due to Duke Power’s 50% of equity in earnings of DEFS’ net income for the three months ended March 31, 2006. DEFS’ earnings during the three months ended March 31, 2006 have continued to be favorably impacted by increased commodity prices as compared to the prior period as well as a gain on sale of assets to an unrelated third party during the three months ended March 31, 2006 (of which Duke Power’s 50% share was approximately $14 million). These increases have been partially offset by higher operating costs and pipeline integrity work for the three months ended March 31, 2006.

Other Income, net of expenses. The decrease is due to the DEFS disposition transaction and subsequent deconsolidation of DEFS. During the three months ended March 31, 2005, DEFS had a pre-tax gain on the sale of its wholly-owned subsidiary, TEPPCO GP, the general partner of TEPPCO LP of $1.1 billion, and Duke Power had a pre-tax gain on the sale of its limited partner interest in TEPPCO LP of approximately $97 million. TEPPCO GP and Duke Power’s limited partner interest in TEPPCO LP were each sold to Enterprise GP Holdings LP, an unrelated third party.

Minority Interest Expense. The decrease was due to the DEFS disposition transaction and subsequent deconsolidation of DEFS. Minority interest expense for the three months ended March 31, 2005 was due primarily to the gain on the sale of TEPPCO GP to Enterprise GP Holdings LP for approximately $1.1 billion, as discussed above.

EBIT. The decrease in EBIT resulted primarily from the gain on sale of TEPPCO GP and Duke Power’s limited partner interest in TEPPCO LP during the three months ended March 31, 2005 and the DEFS disposition transaction, which reduced Duke Power’s ownership interest in DEFS from 69.7% to 50%. These decreases were partially offset by increased commodity prices for the three months ended March 31, 2006 as compared to the prior period, a gain on sale of assets to an unrelated third party, and charges related to Duke Power’s discontinuance of certain cash flow hedges entered into to hedge Field Services’ commodity price risk during the three months ended March 31, 2005. As a result of the discontinuance of hedge accounting treatment, approximately $120 million of pre-tax unrealized losses in AOCI related to these contracts were recognized by Duke Power in the first three months of 2005.

Supplemental Data

Below is supplemental information for DEFS operating results for the three months ended March 31, 2006:

(in millions)	Three Months Ended March 31, 2006
Operating revenues	$3,309
Operating expenses	2,994

Operating income	315
Other income, net of expenses	8
Interest expense, net	31
Income tax expense	1

Net income	$291

International Energy

	Three Months Ended March 31,
(in millions, except where noted)	2006	2005	Increase (Decrease)
Operating revenues	$231	$168	$63
Operating expenses	157	119	38

Operating income	74	49	25
Other income and expenses, net	20	21	(1)
Minority interest expense	7	2	5

EBIT	$87	$68	$19

Sales, GWh	4,998	4,535	463
Proportional megawatt capacity in operation	3,988	4,139	(151)

Three Months Ended March 31, 2006 as Compared to March 31, 2005

Operating Revenues. The increase was primarily driven by:

•	A $21 million increase in El Salvador due to higher energy prices and a favorable change in regulatory price bid methodology

•	A $20 million increase in Peru due to increased ownership and resulting consolidation of Aguaytia (See Note 9 to the Consolidated Financial Statements, “Acquisitions and Dispositions”)

•	A $14 million increase in Brazil mainly due to favorable exchange rates and higher average energy prices, and

•	A $9 million increase in Argentina primarily due to higher energy prices and slightly increased generation.

Operating Expenses. The increase was primarily driven by:

•	A $18 million increase in El Salvador due primarily to higher fuel prices and increased fuel volumes as a result of increased generation

•	A $13 million increase in Peru due to increased ownership and resulting consolidation of Aguaytia (See Note 9 to the Consolidated Financial Statements, “Acquisitions and Dispositions”), and

•	A $6 million increase in Brazil mainly due to unfavorable exchange rates, partially offset by lower general and administrative expense.

Minority Interest Expense. The increase was primarily driven by increase in Peru due to increased ownership and resulting consolidation of Aguaytia (See Note 9 to the Consolidated Financial Statements, “Acquisitions and Dispositions”).

EBIT. The increase was due primarily to higher energy prices in El Salvador and Argentina and favorable exchange rates in Brazil.

Crescent

	Three Months Ended March 31,
(in millions)	2006	2005	Increase (Decrease)
Operating revenues	$71	$64	$7
Operating expenses	61	51	10
Gains on sales of investments in commercial and multi-family real estate	26	42	(16)

Operating income	36	55	(19)
Other income and expenses, net	8	—	8
Minority interest expense	2	3	(1)

EBIT	$42	$52	$(10)

Three Months Ended March 31, 2006 as Compared to March 31, 2005

Operating Revenues. The increase was driven primarily by an $8 million increase in residential developed lot sales due to increased sales at the Palmetto Bluff project in Bluffton, South Carolina.

Operating Expenses. The increase was driven primarily by a $4 million increase in the cost of residential developed lot sales associated with the increased developed lot sales noted above along with a $4 million increase in corporate administrative expense due to increased incentive compensation accruals tied to budgeted operating results.

Gains on Sales of Investments in Commercial and Multi-Family Real Estate. The decrease was driven primarily by a $16 million reduction in legacy land sales due to several large tract sales closed in the first quarter of 2005.

Other Income, net of expenses. The increase is primarily due to approximately $5 million of equity earnings from a new residential joint venture in Austin, Texas along with an approximate $2 million gain from the sale of an interest in a portfolio of commercial office buildings.

EBIT. As discussed above, the decrease in EBIT was driven primarily by the decrease in legacy land sales in the first quarter of 2006 as compared to the first quarter of 2005.

Other

	Three Months Ended March 31,
(in millions)	2006	2005	Increase (Decrease)
Operating revenues	$162	$47	$115
Operating expenses	241	256	(15)
Gains on sales of other assets and other, net	5	3	2

Operating loss	(74)	(206)	132
Other income and expenses, net	(15)	3	(18)
Minority interest benefit	(4)	(1)	(3)

EBIT	$(85)	$(202)	$117

Actual plant production, GWh (a)	16	190	(174)
Net proportional megawatt capacity in operation (a)	3,600	3,600	—

(a)	DENA continuing operations

During the third quarter of 2005, the Board of Directors of Duke Power authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. As a result of this exit plan, DENA’s continuing operations (which primarily include the operations of the Midwestern generation assets, DENA’s remaining Southeastern operations related to the assets which were disposed of in 2004, the remaining operations of DETM, and certain general and administrative costs) are classified in Other.

Three Months Ended March 31, 2006 as Compared to March 31, 2005

Operating Revenues. The increase was driven primarily by an approximate $110 million increase as a result of the prior year impact of realized and unrealized mark-to-market losses on certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk which were accounted for as Operating Revenues prior to the deconsolidation of DEFS, effective July 1, 2005.

Operating Expenses. The decrease was driven primarily by:

•	A $22 million decrease due primarily to lower charges for liabilities associated with mutual insurance companies primarily due to the prior year $28 million mutual insurance liability adjustment, which was a correction of an immaterial accounting error, partially offset by

•	A $5 million increase associated with merger costs to achieve in 2006.

Other Income and Expenses, net. The decrease was driven primarily by a $24 million net loss resulting from realized and unrealized mark-to-market impacts in 2006 of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk which are recorded in Other income and expenses, net on the Consolidated Statements of Operations subsequent to the deconsolidation of DEFS, effective July 1, 2005.

EBIT. The increase was due primarily to the realized and unrealized mark-to-market impact of certain discontinued cash flow hedges originally entered into to hedge Field Services’ commodity price risk and lower charges for liabilities associated with mutual insurance companies. Additionally, EBIT was favorably impacted by approximately $10 million due to stronger period over period results at DENA’s continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities decreased $157 million for the three months ended March 31, 2006 compared to the same period in 2005. This change was driven primarily by:

•	The settlement of the payable to Barclays (approximately $600 million) in 2006, offset by

•	Collateral received by Duke Power (approximately $540 million) during 2006 from Barclays

(For additional information on the above, see Note 12 to the Consolidated Financial Statements, “Discontinued Operations and Assets Held for Sale”)

Investing Cash Flows

Cash flows from investing activities decreased $1,039 million to net cash used in investing activities of $127 million for the three months ended March 31, 2006 from net cash provided by investing activities of $912 million for the same period in 2005. This change was driven primarily by:

•	Approximately $1.2 billion in proceeds received in 2005 from the sale of TEPPCO GP and Duke Power’s interest in TEPPCO LP

•	An approximate $200 million increase in 2006 capital and investment expenditures, primarily due to an increase in investments in real estate at Crescent of approximately $120 million and a $71 million purchase of the remaining interest in the Bridgeport facility at DENA, partially offset by

•	Approximately $370 million in net purchases (net of sales and maturities) of marketable securities at DEFS in 2005, which was deconsolidated effective July 1, 2005.

Financing Cash Flows and Liquidity

Net cash used in financing activities decreased $1,001 million for the three months ended March 31, 2006, compared to the same period in 2005. This change was driven primarily by:

•	A $765 million decrease in share repurchases under the accelerated share repurchase plan due to the repurchase of 30 million shares of common stock for approximately $834 million, including approximately $10 million in commissions and other fees during the three months ended March 31, 2005, compared to the repurchase of 2.4 million shares for approximately $69 million during the three months ended March 31, 2006.

•	An approximate $380 million decrease in redemptions of Long-term debt in 2006, primarily at Franchised Electric and DENA, partially offset by

•	A $116 million decrease in net proceeds from the issuance of notes payable and commercial paper in 2006

Duke Power previously announced plans to execute up to approximately $2.5 billion in common stock repurchases over a three year period. On May 9, 2005, in connection with the announcement of the merger with Cinergy, Duke Power suspended additional repurchases, pending further assessment. At the time of suspension, Duke Power had repurchased approximately $933 million of common stock. In the first quarter of 2006, as a result of the March 10, 2006 shareholder approval of the merger, Duke Power’s Board of Directors authorized the repurchase of up to an additional $1 billion of common stock under the previously announced share repurchase plan. During the quarter ended March 31, 2006, Duke Power repurchased 2.4 million shares for total consideration of approximately $69 million. The repurchases and corresponding commissions and other fees were recorded in Common Stockholder’s Equity as a reduction in common stock. Through March 31, 2006, Duke Power has repurchased 35 million shares of common stock for approximately $1 billion.

Significant Financing Activities. During the three months ended March 31, 2006, Duke Power’s consolidated credit capacity decreased by $200 million due to the termination of a $100 million one-year bi-lateral credit facility and a $100 million 364-day bi-lateral credit facility.

In December 2004, Duke Power reached an agreement to sell its partially completed Grays Harbor power generation facility to an affiliate of Invenergy LLC. In 2004, Duke Power terminated its capital lease with the dedicated pipeline which would have transported natural gas to Grays Harbor. As a result of this termination, approximately $94 million was paid by Duke Power in January 2005.

On March 1, 2005, redemption notices were sent to the bondholders of the $100 million PanEnergy 8.625% bonds due in 2025. These bonds were redeemed on April 15, 2005 at a redemption price of 104.03 or approximately $104 million.

During the three-month period ended March 31, 2005, Duke Power increased the portion of outstanding commercial paper balances classified as long-term debt from $150 million to $300 million. This non-current classification is due to the existence of long-term credit facilities which back-stop these commercial paper balances along with Duke Power’s intent to refinance such balances on a long-term basis.

Available Credit Facilities and Restrictive Debt Covenants. Duke Power’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2006, Duke Power was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Ratings. The credit ratings of Duke Power, Duke Capital LLC (Duke Capital) and its subsidiaries were unchanged through March 31, 2006 as disclosed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources” in Duke Power’s Annual Report on Form 10-K for the year ended December 31, 2005.

During March 2006, Moody’s Investor’s Service (Moody’s) placed the rating of Duke Power under review for possible upgrade. During April 2006, Moody’s concluded their review and upgraded the credit rating of Duke Power one ratings level to the rating disclosed in the table below. Moody’s concluded their ratings action with a positive ratings outlook at Duke Power.

During April 2006, S&P also made ratings changes subsequent to the consummation of Duke Power’s previously announced merger with Cinergy. S&P assigned a new credit rating to Duke Power and concluded its actions placing Duke Power on stable outlook.

The following table summarizes the May 1, 2006 credit ratings from the agencies retained by Duke Power to rate its securities.

Credit Ratings Summary as of May 1, 2006

	Standard and Poor’s	Moody’s Investor Service	Dominion Bond Rating Service
Duke Power Company LLC (a)	BBB	A3	Not applicable

(a)	Represents senior unsecured credit rating

Duke Power’s credit ratings are dependent on, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures and balance distributions to Duke Energy, while maintaining the strength of its current balance sheet. If, as a result of market conditions or other factors, Duke Power is unable to maintain its current balance sheet strength, or if its earnings and cash flow outlook materially deteriorates, Duke Power’s credit rating could be negatively impacted.

Duke Power and its subsidiaries are required to post collateral under derivatives and other marketing contracts. Typically, the amount of the collateral is dependent upon Duke Power’s economic position at points in time during the life of a contract and the credit rating of the subsidiary (or its guarantor, if applicable) obligated under the collateral agreement. Business activity by DENA generates the majority of Duke Power’s collateral requirements. DENA conducts business throughout the United States and Canada through Duke Energy North America LLC and its 100% owned affiliates Duke Energy Marketing America, LLC (DEMA) and Duke Energy Marketing Canada Corp (DEMC). DENA also participates in DETM. During the third quarter of 2005, the Board of Directors of Duke Power authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining assets and contracts outside the Midwestern United States.

On November 18, 2005, Duke Power announced it signed an agreement to transfer substantially all of the DENA portfolio of derivatives contracts to Barclays. Under the agreement, Barclays acquired substantially all of DENA’s outstanding gas and power derivatives contracts which essentially eliminated Duke Power’s credit, collateral, market and legal risk associated with DENA’s derivative trading positions effective on the date of signing. Substantially all of the underlying contracts have either already transferred (approximately 95% of portfolio) or will transfer to Barclays over a period of months.

A reduction in DETM’s credit rating to below investment grade as of March 31, 2006 would have resulted in Duke Capital posting additional collateral of up to approximately $90 million. Additionally, in the event of a reduction in DETM’s credit rating to below investment grade, collateral agreements may require the segregation of cash held as collateral to be placed in escrow. As of March 31, 2006, Duke Capital would have been required to escrow approximately $130 million of such cash collateral held if DETM’s credit rating had been reduced to below investment grade. Amounts above reflect Duke Power’s 60% ownership of DETM and the allocation of collateral to DENA for contracts executed by DETM on its behalf.

A reduction in the credit rating of Duke Capital to below investment grade as of March 31, 2006 would have resulted in Duke Capital posting additional collateral of up to approximately $330 million. Additionally, in the event of a reduction in Duke Capital’s credit rating to below investment grade, certain interest rate and foreign exchange swap agreements may require settlement payments due to termination of the agreements. As of March 31, 2006, Duke Capital could have been required to pay an immaterial amount in such settlement payments if Duke Capital’s credit rating had been reduced to below investment grade. Duke Capital would fund any additional collateral requirements through a combination of cash on hand and the use of credit facilities.

A majority of the additional collateral requirements stated above relate to the contracts that are in process of being transferred to Barclays. Any additional posting requirements, for these contracts, as a result of downgrade of DETM or Duke Capital rating below investment grade would be reimbursed by Barclays.

If credit ratings for Duke Power fall below investment grade there is likely to be a negative impact on its working capital and terms of trade that is not possible to quantify fully in addition to the posting of additional collateral and segregation of cash described above. Effective April 3, 2006, the entities that generated the majority of Duke Power’s collateral requirements have been transferred out of Duke Power to Duke Energy (see Note 1 to the Consolidated Financial Statements, “Basis of Presentation”).

Other Financing Matters. As of March 31, 2006, Duke Power and its subsidiaries had effective SEC shelf registrations for up to $1,542 million in gross proceeds from debt and other securities. Additionally, as of March 31, 2006, Duke Power had access to 200 million Canadian dollars (approximately U.S. $172 million) available under the Canadian shelf registrations for issuances in the Canadian market. A shelf registration is effective in Canada for a 25-month period. The 200 million available under Canadian shelf registrations expires in July 2006.

Off-Balance Sheet Arrangements

During the first quarter of 2006, there were no material changes to Duke Power’s off-balance sheet arrangements. For information on Duke Power’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in Duke Power’s Annual Report on Form 10-K for the year-ended December 31, 2005.

Contractual Obligations

Duke Power enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the first quarter of 2006, there were no material changes in Duke Power’s contractual obligations. For an in-depth discussion of Duke Power’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Duke Power’s Annual Report on Form 10-K for the year-ended December 31, 2005.

As discussed in Note 1 to the Consolidated Financial Statements, “Basis of Presentation,” on April 3, 2006, Duke Power transferred to Duke Energy all of its membership interests in Duke Capital, Duke Energy Merchants, LLC, and Duke Energy Merchant Finance, LLC. As a result of this transfer, a significant portion of the contractual obligations disclosed in the Duke Power Annual Report on Form 10-K for the year ended December 31, 2005 have been transferred to Duke Energy effective April 3, 2006. As of April 3, 2006, Duke Power’s contractual obligations relate primarily to purchase commitments for coal, nuclear fuel and purchased power.

OTHER ISSUES

Merger with Cinergy. On April 3, 2006, the previously announced merger between Duke Power and Cinergy was consummated. In accordance with the terms of the merger, each outstanding share of Cinergy common stock was converted into 1.56 shares of common stock of newly created holding company (which was renamed Duke Energy Corporation), which resulted in the issuance of approximately 313 million shares. Additionally, each common share of Duke Power was converted into one share of the holding company. The merger will be accounted for under the purchase method of accounting with Duke Energy treated as the acquirer for accounting purposes. (For additional information on the merger, see Note 1 to the Consolidated Financial Statements, “Basis of Presentation.”)

(For additional information on other issues related to Duke Power, see Note 15 to the Consolidated Financial Statements, “Regulatory Matters.”)

New Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by Duke Power as of March 31, 2006:

Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This Statement is effective January 1, 2007. Duke Power does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows or financial position.

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair value method. This Statement is effective January 1, 2007. Duke Power does not anticipate the adoption of SFAS No. 156 will have any material impact on its consolidated results of operations, cash flows or financial position.

FASB Staff Position (FSP) No. FIN 46 (R)-6, “Determining the Variability to Be Considered In Applying Interpretation No. 46(R)” In April 2006, the FASB staff issued FSP No. FIN 46 (R)-6 to address how to determine the variability to be considered in applying FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. The variability that is considered in applying Interpretation 46(R) affects the determination of whether the entity is a variable interest entity, which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This Statement is effective July 1, 2006. Duke Power does not anticipate the adoption of FSP No. FIN 46 (R)-6 will have any material impact of its consolidated results of operations, cash flows or financial position.

FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” In February 2006, the FASB staff issued FSP No. 123(R)-4 to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance amends SFAS 123(R). FSP 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. FSP 123(R)-4 applies only to options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP 123(R)-4 is effective for Duke Power as of April 1, 2006. Duke Power adopted SFAS 123(R) as of January 1, 2006 (see Footnote 4). The adoption of FSP No. FAS 123(R)-4 did not have a material impact on Duke Power’s consolidated statement of operations, cash flows or financial position.

Subsequent Events

On April 3, 2006, Duke Power consummated the previously announced merger with Cinergy. See Note 1 to the Consolidated Financial Statements, “Basis of Presentation,” Note 9 to the Consolidated Financial Statements, “Acquisitions and Dispositions,” and Note 15 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information. Additionally, see Note 1 to the Consolidated Financial Statements, “Basis of Presentation,” for discussion regarding Duke Power’s transfer of its membership interests in Duke Capital, Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC to Duke Energy Corp. on April 3, 2006.

For information on subsequent events related to basis of presentation, acquisitions and dispositions, discontinued operations and assets held for sale, business segments, regulatory matters, and related party transactions see Notes 1, 9, 12, 13, 15 and 18 to the Consolidated Financial Statements, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of Duke Power’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Power’s Annual Report on Form 10-K for the year ended December 31, 2005.

Commodity Price Risk

Duke Power is exposed to the impact of market fluctuations in the prices of natural gas, electricity, NGLs and other energy-related products marketed and purchased as a result of its ownership of energy related assets, remaining proprietary trading contracts, and interests in structured contracts classified as undesignated. Duke Power employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, including forward contracts, futures, swaps and options.

Duke Power’s largest commodity exposure is due to market price fluctuations of NGLs primarily in the Field Services segment and, to a lesser extent, in the Natural Gas Transmission segment. Based on a sensitivity analysis as of March 31, 2006, it was estimated that price changes of fifteen cents per gallon and sixteen cents per gallon in the price of NGLs (net of related hedges and an equivalent price change in crude oil) would have a corresponding effect on pre-tax income of approximately $120 million and $130 million, respectively, over the next 12 months. Comparatively, a fifteen cent price change sensitivity analysis as of December 31, 2005 would have impacted pre-tax income by approximately $105 million over the next 12 months. The increase is due primarily to the NGL production after December 31, 2005 being included in the March 31, 2006 sensitivity which is currently not hedged.

Normal Purchases and Normal Sales. During 2005, the Board of Directors of Duke Power authorized and directed management to execute the sale or disposition of substantially all of DENA’s remaining physical and commercial assets outside the Midwestern United States and certain contractual positions related to the

Midwestern assets. As a result, Duke Power recognized a pre-tax loss of approximately $1.9 billion in 2005 for the disqualification of its power and gas forward sales contracts previously designated under the normal purchases normal sales exception. This loss is partially offset by the recognition of a pre-tax gain of approximately $1.2 billion for the discontinuance of hedge accounting for natural gas and power cash flow hedges. Duke Energy retained the Midwestern generation assets of DENA, representing approximately 3,600 megawatts of power generation, and combined with Cinergy’s commercial operations, will provide a sustainable business model for these assets in the region (see Note 9 to the Consolidated Financial Statements, “Acquisitions and Dispositions,” for further details on the Cinergy merger).

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

DER computations are based on historical simulation, which uses price movements over an eleven day period. The historical simulation emphasizes the most recent market activity, which is considered the most relevant predictor of immediate future market movements for natural gas, electricity and other energy-related products. DER computations use several key assumptions, including a 95% confidence level for the resultant price movement and the holding period specified for the calculation. Duke Power’s DER amounts for commodity derivatives recorded using the mark-to-market model of accounting are shown in the following table.

Daily Earnings at Risk

	March 31, 2006 One-Day Impact on Pre-tax Income from Continuing and Discontinued Operations for 2006(a)	Estimated Average One- Day Impact on Pre-tax Income from Continuing and Discontinued Operations for First Quarter 2006(a)	Estimated Average One- Day Impact on Pre-tax Income from Continuing and Discontinued Operations for 2005(a)	High One-Day Impact on Pre-tax Income from Continuing and Discontinued Operations for First Quarter 2006(a)	Low One-Day Impact on Pre-tax Income from Continuing and Discontinued Operations for First Quarter 2006(a)
	(in millions)
Calculated DER	$1	$6	$10	$13	$1

(a)	DER measures the mark-to-market portfolio’s impact on earnings. While this calculation includes both trading and undesignated contracts, the trading portion, as defined by EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and for Contracts Involved in Energy Trading and Risk Management Activities,” is not material.

The DER figures above do not include the hedges which were de-designated as a result of the transfer of 19.7% of Duke Power’s interest in DEFS to ConocoPhillips (see Note 14 to the Consolidated Financial Statements, “Risk Management Instruments”). The calculated consolidated DER at March 31, 2006 consists of approximately $1 million related to discontinued operations and less than a million related to continuing operations. DER has decreased since December 31, 2005 due to the continued wind down of DENA. Effective April 3, 2006, the entities that generated substantially all of Duke Power’s commodity price risk have been transferred out of Duke Power to Duke Energy (see Note 1 to the Consolidated Financial Statements, “Basis of Presentation”).

Credit Risk

Credit risk represents the loss that Duke Power would incur if a counterparty fails to perform under its contractual obligations. To reduce credit exposure, Duke Power seeks to enter into payment netting agreements with counterparties that permit Duke Power to offset receivables and payables with such counterparties. Duke

Power attempts to further reduce credit risk with certain counterparties by entering into agreements that enable Duke Power to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events. Duke Power may, at times, use credit derivatives or other structures and techniques to provide for third-party credit enhancement of Duke Power’s counterparties’ obligations.

Duke Power’s principal customers for power and natural gas marketing and transportation services are industrial end-users, marketers, local distribution companies and utilities located throughout the U.S., Canada and Latin America. Duke Power has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and marketers throughout these regions. These concentrations of customers may affect Duke Power’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, Duke Power analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

In 1999, the Industrial Development Corp of the City of Edinburg, Texas (IDC) issued approximately $100 million in bonds to purchase equipment for lease to Duke Hidalgo (Hidalgo), a subsidiary of Duke Capital. Duke Capital unconditionally and irrevocably guaranteed the lease payments of Hidalgo to IDC through 2028. In 2000, Hidalgo was sold to Calpine Corporation and Duke Capital remained obligated under the lease guaranty. In January 2006, Hidalgo and its subsidiaries filed for bankruptcy protection in connection with the previous bankruptcy filing by its parent, Calpine Corporation in December 2005. Gross exposure under the guarantee obligation as of March 31, 2006 is approximately $200 million, which includes principal and interest. Duke Power does not believe a loss under the guarantee obligation is probable as of March 31, 2006, but continues to evaluate the situation. Therefore, no reserves have been recorded for any contingent loss as of March 31, 2006. No demands for payment of principal or interest have been made under the guarantee. If future losses are incurred under the guarantee, Duke Capital has certain rights which should allow it to mitigate such loss.

The following table represents Duke Power’s distribution of unsecured credit exposure with the largest 30 enterprise credit exposures at March 31, 2006. These credit exposures are aggregated by ultimate parent company, include on and off balance sheet exposures, are presented net of collateral, and take into account contractual netting rights.

Distribution of Largest 30 Enterprise Credit Exposures

As of March 31, 2006

% of Total
Investment Grade—Externally Rated	75%
Non-Investment Grade—Externally Rated	5%
Investment Grade—Internally Rated	15%
Non-Investment Grade—Internally Rated	5%

Total	100%

“Externally Rated” represents enterprise relationships that have published ratings from at least one major credit rating agency. “Internally Rated” represents those relationships which have no rating by a major credit rating agency. For those relationships, Duke Power utilizes appropriate rating methodologies and credit scoring models to develop a public rating equivalent. The total of the unsecured credit exposure included in the table above represents approximately 56% of the gross fair value of Duke Power’s Receivables and Unrealized Gains on Mark-to-Market and Hedging Transactions on the Consolidated Balance Sheet at March 31, 2006.

Duke Power had no net exposure to any one customer that represented greater than 10% of the gross fair value of trade accounts receivable, energy trading assets and derivative assets at March 31, 2006. Based on Duke Power’s policies for managing credit risk, its exposures and its credit and other reserves, Duke Power does not anticipate a materially adverse effect on its financial position or results of operations as a result of non-performance by any counterparty. Effective April 3, 2006, the entities that generated the majority of Duke Power’s collateral requirements have been transferred out of Duke Power to Duke Energy (see Note 1 to the Consolidated Financial Statements, “Basis of Presentation”).

Item 4.	Controls and Procedures.

Duke Power’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Duke Power’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. The required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this quarterly report. Duke Power’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in Duke Power’s reports under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Duke Power continuously evaluates its internal control over financial reporting and implements or modifies procedures and controls as necessary or desirable to enhance the reliability of Duke Power’s internal control. However, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Duke Power’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2006, see Note 15 to the Consolidated Financial Statements, “Regulatory Matters” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A.	Risk Factors

The risk factors presented in the Duke Power Form 10-K for the year-ended December 31, 2005 have changed as a result of the transfer to its parent, Duke Power Corporation, all of Duke Power’s membership interests in its wholly-owned subsidiary Duke Capital LLC, including the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC, as discussed in Note 1 to the Consolidated Financial Statements “Basis of Presentation.” Following these transactions, Duke Power is a utility company with operations in North Carolina and South Carolina.

Following are the risk factors of Duke Power following the transactions discussed above.

Duke Power’s franchised electric revenues, earnings and results are dependent on state legislation and regulation that affect electric generation, transmission, distribution and related activities, which may limit Duke Power’s ability to recover costs.

Duke Power’s franchised electric businesses are regulated on a cost-of-service/rate-of-return basis subject to the statutes and regulatory commission rules and procedures of North Carolina and South Carolina. If Duke Power’s franchised electric earnings exceed the returns established by the state regulatory commissions, Duke Power’s retail electric rates may be subject to review by the commissions and possible reduction, which may decrease Duke Power’s future earnings.

Duke Power may incur substantial costs and liabilities due to Duke Power’s ownership and operation of nuclear generating facilities.

Duke Power’s ownership interest in and operation of three nuclear stations subject Duke Power to various risks including, among other things: the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials; limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

Duke Power’s ownership and operation of nuclear generation facilities requires Duke Power to meet licensing and safety-related requirements imposed by the NRC. In the event of non-compliance, the NRC may increase regulatory oversight, impose fines, and/or shut down a unit, depending upon its assessment of the severity of the situation. Revised security and safety requirements promulgated by the NRC, which could be prompted by, among other things, events within or outside of Duke Power’s control, such as a serious nuclear incident at a facility owned by a third-party, could necessitate substantial capital and other expenditures at Duke Power’s nuclear plants. In addition, if a serious nuclear incident were to occur, it could have a material adverse effect on Duke Power’s results of operations and financial condition.

Duke Power’s ownership and operation of nuclear generation facilities also requires Duke Power to maintain funded trusts that are intended to pay for the decommissioning costs of Duke Power’s nuclear power plants. Poor investment performance of these decommissioning trusts’ holdings and other factors impacting decommissioning costs could unfavorably impact Duke Power’s liquidity and results of operations as Duke Power could be required to significantly increase Duke Power’s cash contributions to the decommissioning trusts.

Duke Power relies on access to short-term money markets and longer-term capital markets to finance Duke Power’s capital requirements and support Duke Power’s liquidity needs, and Duke Power’s access to those markets can be adversely affected by a number of conditions, many of which are beyond Duke Power’s control.

Duke Power’s business is financed to a large degree through debt and the maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from Duke Power’s assets. Accordingly, Duke Power relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for capital requirements not satisfied by the cash flow from Duke Power’s operations and to fund investments originally financed through debt instruments with disparate maturities. If Duke Power is not able to access capital at competitive rates, Duke Power’s ability to finance Duke Power’s operations and implement Duke Power’s strategy will be adversely affected. Market disruptions may increase Duke Power’s cost of borrowing or adversely affect Duke Power’s ability to access one or more financial markets. Such disruptions could include: economic downturns; capital market conditions generally; market prices for electricity; terrorist attacks or threatened attacks on Duke Power’s facilities or unrelated energy companies; or the overall health of the energy industry. Restrictions on Duke Power’s ability to access financial markets may also affect Duke Power’s ability to execute Duke Power’s business plan as scheduled. An inability to access capital may limit Duke Power’s ability to pursue improvements that Duke Power may otherwise rely on for future growth.

Duke Power maintains revolving credit facilities to provide back-up for commercial paper programs and/or letters of credit at various entities. These facilities typically include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Some facilities also include targeted Earnings Before Interest, Taxes, Depreciation and Amortization interest coverage ratios. Failure to maintain these covenants could preclude Duke Power from issuing commercial paper or letters of credit or borrowing under the revolving credit facility and could require Duke Power to immediately pay down any outstanding drawn amounts under other revolving credit agreements.

Duke Power is exposed to credit risk of counterparties with whom Duke Power does business.

Adverse economic conditions affecting, or financial difficulties of, counterparties with whom Duke Power does business could impair the ability of these counterparties to pay for Duke Power’s services or fulfill their contractual obligations, or cause them to delay such payments or obligations. Duke Power depends on these counterparties to remit payments on a timely basis. Any delay or default in payment could adversely affect Duke Power’s cash flows, financial condition or results of operations.

Duke Power is subject to numerous environmental laws and regulations that require significant capital expenditures, can increase Duke Power’s cost of operations, and which may impact or limit Duke Power’s business plans, or expose Duke Power to environmental liabilities.

Duke Power is subject to numerous environmental laws and regulations affecting many aspects of Duke Power’s present and future operations, including air emissions (such as reducing NOx, SO2 and mercury emissions in the U.S., or controlling greenhouse-gas emissions), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require Duke Power to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations, and litigation may arise of which the outcome Duke Power cannot predict. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for clean up costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps Duke Power takes to ensure that its facilities are in compliance could be prohibitively expensive. As a result, Duke Power may be required to shut down or alter the operation of its facilities, which may cause Duke Power to incur losses. Further, Duke Power’s regulatory rate structure and Duke Power’s contracts with clients may not necessarily allow Duke Power to recover capital costs Duke Power incurs to comply with new environmental regulations. Also, Duke Power may not be able to obtain or maintain from time to time all required environmental regulatory approvals for Duke Power’s operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Duke Power fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of Duke Power’s facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Should Duke Power fail to comply with all applicable environmental laws, Duke Power may be subject to penalties and fines imposed against Duke Power by regulatory authorities. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on Duke Power’s financial condition or results of operations, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

For example, North Carolina enacted clean air legislation that requires North Carolina electric utilities, including Duke Power, to make significant reductions in emissions of sulfur dioxide and nitrogen oxides from the state’s coal-fired power plants by 2013. Duke Power estimates the cost of achieving the proposed emission reductions to be approximately $1.7 billion. Actual costs may be higher or lower than the estimate based on changes in construction costs, final federal and state environmental regulations, including, among other things, the North Carolina Clean Air legislation and the Clean Air Interstate Rule, and Franchised Electric’s continuing analysis of its overall environmental compliance plan. Any change in compliance costs will be included in future filings with the NCUC. Similarly, the EPA recently issued the Clean Air Interstate Rule (CAIR), which established cap and trade programs to reduce SO2 and NOx emissions starting in 2009 to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards. EPA issued the Clean Air Mercury Rule (CAMR) which establishes a cap and trade program to reduce mercury emissions from coal-fired power plants starting in 2010. The DOT developed new regulations effective in 2004 that establish mandatory inspections for all natural gas transmission pipelines in high-consequence areas within 10 years. These regulations require pipeline operators to implement integrity management programs, including more frequent inspections, and other safety protections in areas where the consequences of potential pipeline accidents pose the greatest risk to life and property. Although Duke Power believes that, in most cases, it is legally entitled to recover these kinds of costs, if Duke Power cannot recover these costs in a timely manner, or in an amount sufficient to cover it’s actual costs, Duke Power’s financial conditions and results of operations could be materially and adversely impacted. Revised or additional regulations, which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from Duke Power’s customers or through commercial means, could have a material adverse effect on Duke Power’s results of operations.

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect Duke Power’s financial condition, results of operations or cash flows and Duke Power’s utilities’ businesses.

Increased competition resulting from deregulation or restructuring efforts, including from the recently enacted Power Policy Act of 2005, could have a significant adverse financial impact on Duke Power and consequently on Duke Power’s results of operations and cash flows. Increased competition could also result in increased pressure to lower costs, including the cost of electricity. Retail competition and the unbundling of regulated energy could have a significant adverse financial impact on Duke Power due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. Duke Power cannot predict the extent and timing of entry by additional competitors into the electric markets. Duke Power cannot predict when it will be subject to changes in legislation or regulation, nor can Duke Power predict the impact of these changes on it’s financial condition, results of operations or cash flows.

Duke Power is involved in numerous legal proceedings, the outcome of which are uncertain, and resolution adverse to Duke Power could negatively affect Duke Power’s cash flows, financial condition or results of operations.

Duke Power is subject to numerous legal proceedings. Litigation is subject to many uncertainties, and Duke Power cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of some of the matters in which Duke Power is involved could require it to make additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on it’s cash flows and results of operations. Similarly, it is reasonably possible that the terms of resolution could require Duke Power to change it’s business practices and procedures, which could also have a material effect on Duke Power’s cash flows and results of operations.

Duke Power’s results of operations may be negatively affected by sustained downturns or sluggishness in the economy, including low levels in the market prices of commodities, all of which are beyond Duke Power’s control.

Sustained downturns or sluggishness in the economy generally affect the markets in which Duke Power operates and negatively influence Duke Power’s energy operations. Declines in demand for electricity as a result of economic downturns in Duke Power’s territories will reduce overall electricity sales and lessen Duke Power’s cash flows, especially as Duke Power’s industrial customers reduce production and, therefore, consumption of electricity. Although Duke Power is subject to regulated allowable rates of return and recovery of fuel costs under a fuel adjustment clause, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thus diminishing results of operations.

Lower demand for the electricity Duke Power sells and lower prices for electricity result from multiple factors that affect the markets where Duke Power sells electricity, including:

•	weather conditions, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively, and periods of low rainfall that decrease Duke Power’s ability to generate hydroelectric energy;

•	general economic conditions, including downturns in the U.S. or other economies which impact energy consumption particularly in which sales to industrial or large commercial customers comprise a significant portion of total sales;

•	availability of competitively priced alternative energy sources, which are preferred by some customers over electricity produced from coal, nuclear or gas plants, and of energy-efficient equipment which reduces energy demand;

•	ability to procure satisfactory levels of inventory, such as coal and natural gas;

•	capacity and transmission service into, or out of, Duke Power’s markets;

•	natural disasters, acts of terrorism, wars, embargoes and other catastrophic events to the extent they affect Duke Power’s operations and markets, as well as the cost and availability of insurance covering such risks; and

•	federal, state and foreign energy and environmental regulation and legislation.

Duke Power’s operating results may fluctuate on a seasonal and quarterly basis.

Electric power generation is generally a seasonal business. In most parts of the United States and other markets in which Duke Power operates, demand for power peaks during the hot summer months, with market prices also peaking at that time. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of Duke Power’s businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period comparison less relevant.

Duke Power’s business is subject to extensive regulation that will affect Duke Power’s operations and costs.

Duke Power is subject to regulation by FERC and the NRC, by federal, state and local authorities under environmental laws and by state public utility commissions under laws regulating Duke Power’s businesses. Regulation affects almost every aspect of Duke Power’s businesses, including, among other things, Duke Power’s ability to: take fundamental business management actions; determine the terms and rates of Duke Power’s transmission and distribution businesses’ services; make acquisitions; issue equity or debt securities; engage in transactions between Duke Power’s affiliates; and pay dividends. Changes to these regulations are ongoing, and Duke Power cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on Duke Power’s business. However, changes in regulation (including re-regulating previously deregulated markets) can cause delays in or affect business planning and transactions and can substantially increase Duke Power’s costs.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for First Quarter of 2006

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under Plans or Programs (a) (in billions)
January 1 to January 31	—	—	—	—
February 1 to February 28	—	—	—	—
March 1 to March 31	2,400,000	$29.05	2,400,000	$1.5

(a)	Duke Power previously announced plans to execute up to approximately $2.5 billion in common stock repurchases over a three year period. On May 9, 2005, Duke Power announced plans to suspend additional repurchases under the open-market purchase plan, pending further assessment, primarily due to the merger with Cinergy. At the time of suspension, Duke Power had repurchased 32.6 million shares of common stock for approximately $0.9 billion. During the first quarter of 2006, Duke Power announced the commencement of up to $1 billion of additional share repurchases under the previously announced plan. During the three month period ended March 31, 2006, Duke Power repurchased approximately 2.4 million shares for approximately $0.1 billion (see Note 3 to the Consolidated Financial Statements, “Common Stock”). Through March 31, 2006, Duke Power has repurchased approximately 35 million shares of common stock for approximately $1 billion under this repurchase plan.

Item 4.	Submission of Matters to a Vote of Security Holders.

On March 10, 2006, a special meeting of the security holders of Duke Power was held and the merger with Cinergy Corp. was approved. Of the total votes cast, approximately 663 million voted for the merger, approximately 21 million voted against the merger and approximately 12 million abstained. There were no other matters submitted to a vote of the security holders of Duke Power during the three months ended March 31, 2006.

Item 6.	Exhibits

(a) Exhibits

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit Number
2.1	Agreement and Plan of Merger, dated as of May 8, 2005, as amended as of July 11, 2005, as of October 3, 2005 and as of March 30, 2006, by and among the registrant, Deer Holding Corp., Cinergy Corp., Deer Acquisition Corp., and Cougar Acquisition Corp. (filed in Form 8-K of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.), File No. 1-32853, April 4, 2006, as Exhibit 2.1)

3.1	Articles of Organization Including Articles of Conversion (filed with Form 8-K of registrant, File No. 1-4928, April 7, 2006, as exhibit 3.1)

3.2	Limited Liability Company Operating Agreement (filed with Form 8-K of registrant, File No. 1-4928, April 7, 2006, as exhibit 3.2)

10.1	Amendment No. 1 to Credit Agreement dated as of February 28, 2006, by and among the registrant, the banks listed therein, Citibank N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent (filed with Form 8-K of the registrant, File No. 1-4928, March 30, 2006, as exhibit 10.1)

10.2	Purchase and Sale Agreement dated as of January 8, 2006, by and among Duke Energy Americas, LLC, and LSP Bay II Harbor Holding, LLC (filed with Form 10-Q of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.) for the quarter ended March 31, 2006, File No. 1-32853, as exhibit 10.2)

10.2.1	Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC(filed with Form 10-Q of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.) for the quarter ended March 31, 2006, File No. 1-32853, as exhibit 10.2.1)

10.3**	Certification of Chairman and Chief Executive Officer 2005 Performance Goals (filed with Form 8-K of registrant, File No. 1-4928, March 3, 2006, as item 1 of Item 1.01).

10.4**	Approval of Payment of 2005 Executive Officer Short-Term Incentives (filed with Form 8-K of registrant, File No. 1-4928, March 3, 2006, as item 2 of Item 1.01).

10.5**	Final Approval of 2006 Executive Officer Financial Performance Target for Short-Term Incentive Opportunity (filed with Form 8-K of registrant, File No. 1-4928, March 3, 2006, as item 3 of Item 1.01).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE POWER COMPANY LLC

Date: May 9, 2006	/s/ MYRON L. CALDWELL
Group Vice President and Chief Financial Officer

Date: May 9, 2006	/s/ DWIGHT L. JACOBS
Vice President and Controller