Form 10-Q
period 2006-06-30
Duke Power CO LLC
filed 2006-08-14
CIK 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

All of the registrant’s limited liability company member interests are directly owned by Duke Energy Corporation (File No. 1-32853) which is a reporting company under the Securities Exchange Act of 1934, as amended.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

INDEX

DUKE POWER COMPANY LLC

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2006

Item		Page
PART I. FINANCIAL INFORMATION

1.	Financial Statements	3

	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005	3

	Unaudited Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	4

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	6

	Unaudited Consolidated Statements of Member’s Equity/Common Stockholders’ Equity and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2006 and 2005	7

	Notes to Consolidated Financial Statements	8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

4.	Controls and Procedures	31

PART II. OTHER INFORMATION

1.	Legal Proceedings	33

1A.	Risk Factors	33

6.	Exhibits	34

	Signatures	35

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

Duke Power Company LLC’s (Duke Power, formerly Duke Energy Corporation) reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other similar words. Those statements represent Duke Power’s intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside Duke Power’s control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include the risk factors set forth in Item 1A of the Form 10-K of Duke Power for the year ended December 31, 2005, as updated in Item 1A of the Form 10-Q for the period ended March 31, 2006, as well as the following:

•	State and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the electric industry
•	The outcomes of litigation and regulatory proceedings or inquiries
•	Industrial, commercial and residential growth in Duke Power’s service territories
•	Additional competition in electric markets and continued industry consolidation
•	The influence of weather and other natural phenomena on company operations, including the economic, operational and other effects of hurricanes and ice storms
•	The timing and extent of changes in commodity prices and interest rates
•	General economic conditions, including any potential effects arising from terrorist attacks and any consequential hostilities or other hostilities
•	Changes in environmental and other laws and regulations to which Duke Power and its subsidiaries are subject
•	The results of financing efforts, including Duke Power’s ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Power’s credit ratings and general economic conditions
•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Power for Duke Energy’s defined benefit pension plans
•	The level of creditworthiness of counterparties to Duke Power’s transactions
•	The performance of electric generation facilities
•	The extent of success in connecting and expanding electric markets
•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies
•	Conditions of the capital markets and equity markets during the periods covered by the forward-looking statements and
•	The ability to successfully complete merger, acquisition or divestiture plans, including the prices at which Duke Power is able to sell assets; regulatory or other limitations imposed as a result of a merger, acquisition or divestiture; and the success of the business following a merger, acquisition or divestiture

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Power has described. Duke Power undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

DUKE POWER COMPANY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating Revenues
Regulated electric	$1,281	$1,231	$2,570	$2,494
Total operating revenues	1,281	1,231	2,570	2,494
Operating Expenses
Operation, maintenance and other	452	410	815	786
Fuel used in electric generation and purchased power	357	302	657	582
Depreciation and amortization	234	240	465	495
Property and other taxes	80	77	157	153
Total operating expenses	1,123	1,029	2,094	2,016
Gains on Sales of Other Assets and Other, net	1	—	1	1
Operating Income	159	202	477	479
Other Income and Expenses	5	(3)	15	(3)
Interest Expense	75	76	150	146
Earnings From Continuing Operations Before Income Taxes	89	123	342	330
Income Tax Expense from Continuing Operations	38	37	119	106
Income From Continuing Operations	51	86	223	224
Income From Discontinued Operations, net of tax	—	223	186	953
Net Income	51	309	409	1,177
Dividends and Premiums on Redemption of Preferred and Preference Stock	—	2	—	4
Earnings Available for Common Stockholders	$51	$307	$409	$1,173

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE POWER COMPANY LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$28	$511
Short-term investments	112	632
Receivables (net of allowance for doubtful accounts of $4 at June 30, 2006 and $127 at December 31, 2005)	573	2,580
Inventory	491	863
Assets held for sale	—	1,528
Unrealized gains on mark-to-market and hedging transactions	1	87
Other	120	1,756
Total current assets	1,325	7,957
Investments and Other Assets
Investments in unconsolidated affiliates	3	1,933
Nuclear decommissioning trust funds	1,588	1,504
Goodwill	—	3,775
Notes receivable	—	138
Unrealized gains on mark-to-market and hedging transactions	—	62
Assets held for sale	—	3,597
Investments in residential, commercial and multi-family real estate (net of accumulated depreciation of $17 at December 31, 2005)	—	1,281
Other	1,102	2,743
Total investments and other assets	2,693	15,033
Property, Plant and Equipment
Cost	21,964	40,823
Less accumulated depreciation and amortization	8,267	11,623
Net property, plant and equipment	13,697	29,200
Regulatory Assets and Deferred Debits
Deferred debt expense	200	269
Regulatory assets related to income taxes	390	1,338
Other	719	926
Total regulatory assets and deferred debits	1,309	2,533
Total Assets	$19,024	$54,723

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE POWER COMPANY LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	June 30, 2006	December 31, 2005
LIABILITIES AND MEMBER’S/COMMON STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$392	$2,431
Notes payable and commercial paper	—	83
Taxes accrued	218	327
Interest accrued	75	230
Liabilities associated with assets held for sale	—	1,488
Current maturities of long-term debt	137	1,400
Unrealized losses on mark-to-market and hedging transactions	—	204
Other	378	2,255
Total current liabilities	1,200	8,418
Long-term Debt	5,010	14,547
Deferred Credits and Other Liabilities
Deferred income taxes	2,146	5,253
Investment tax credit	139	144
Unrealized losses on mark-to-market and hedging transactions	8	10
Liabilities associated with assets held for sale	—	2,085
Asset retirement obligations	2,096	2,058
Other	3,201	5,020
Total deferred credits and other liabilities	7,590	14,570
Commitments and Contingencies
Minority Interests	—	749
Member’s/Common Stockholders’ Equity
Member’s Equity	5,231	—
Common stock, no par, 2 billion shares authorized; 928 million shares outstanding at December 31, 2005	—	10,446
Retained earnings	—	5,277
Accumulated other comprehensive (loss) income	(7)	716
Total member’s/common stockholders’ equity	5,224	16,439
Total Liabilities and Member’s/Common Stockholders’ Equity	$19,024	$54,723

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE POWER COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$409	$1,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	709	1,081
Gains on sales of investments in commercial and multi-family real estate	(26)	(54)
Gains on sales of equity investments and other assets	(12)	(1,281)
Impairment charges	—	123
Deferred income taxes	(261)	244
Minority Interest	15	484
Equity in earnings of unconsolidated affiliates	(175)	(80)
Purchased capacity levelization	(4)	(5)
Contribution to company-sponsored pension plans	(11)	(21)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	34	17
Receivables	662	286
Inventory	174	(11)
Other current assets	824	(46)
Increase (decrease) in
Accounts payable	(1,176)	(175)
Taxes accrued	12	332
Other current liabilities	(305)	(65)
Capital expenditures for residential real estate	(115)	(209)
Cost of residential real estate sold	42	109
Other, assets	103	(106)
Other, liabilities	260	228
Net cash provided by operating activities	1,159	2,028
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(923)	(1,062)
Investment expenditures	(69)	(24)
Acquisitions, net of cash acquired	(90)	—
Purchases of available-for-sale securities	(9,853)	(20,787)
Proceeds from sales and maturities of available-for-sale securities	10,281	20,987
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	30	1,341
Proceeds from the sales of commercial and multi-family real estate	56	77
Settlement of net investment hedges and other investing derivatives	(36)	(162)
Other	(2)	(8)
Net cash (used in) provided by investing activities	(606)	362
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	6	4
Issuance of common stock and common stock related to employee benefit plans	14	28
Payments for the redemption of:
Long-term debt	(41)	(639)
Notes payable and commercial paper	(84)	167
Distributions to minority interests	(157)	(377)
Contributions from minority interests	137	330
Capital contribution from parent	200	—
Dividends paid	(289)	(522)
Repurchase of common shares	(69)	(909)
Distribution to parent	(761)	—
Other	8	3
Net cash used in financing activities	(1,036)	(1,915)
Changes in cash and cash equivalents included in assets held for sale	—	1
Net (decrease) increase in cash and cash equivalents	(483)	476
Cash and cash equivalents at beginning of period	511	533
Cash and cash equivalents at end of period	$28	$1,009

Supplemental Disclosures
Significant non-cash transactions:
Transfer of equity interest to Duke Capital	$12,370	$—
Conversion of debt to equity	$611	$—
Advance forgiveness	$146	$—
Dividends declared but not paid	$—	$287
AFUDC—equity component	$20	$9

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE POWER COMPANY LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY/COMMON STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Member's Equity	Common Stock	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance December 31, 2004	957	$—	$11,266	$4,525	$540	$526	$(416)	$—	$16,441
Net income	—	—	—	868	—	—	—	—	868
Other Comprehensive Income
Foreign currency translation adjustments(a)	—	—	—	—	47	—	—	—	47
Net unrealized gains on cash flow hedges(b)	—	—	—	—	—	143	—	—	143
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	59	—	—	59

Total comprehensive income									1,117
Dividend reinvestment and employee benefits	1	—	25	—	—	—	—	—	25
Stock repurchase	(30)	—	(834)	—	—	—	—	—	(834)
Common stock dividends	—	—	—	(263)	—	—	—	—	(263)
Preferred and preference stock dividends	—	—	—	(2)	—	—	—	—	(2)
Balance March 31, 2005	928	$—	$10,457	$5,128	$587	$728	$(416)	$—	$16,484
Net income	—	—	—	309	—	—	—	—	309
Other Comprehensive Income
Foreign currency translation adjustments(a)	—	—	—	—	9	—	—	—	9
Net unrealized gains on cash flow hedges(b)	—	—	—	—	—	93	—	—	93
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	(57)	—	—	(57)

Total comprehensive income									354
Dividend reinvestment and employee benefits	1	—	30	—	—	—	—	—	30
Stock repurchase	(3)	—	(75)	—	—	—	—	—	(75)
Common stock dividends	—	—	—	(542)	—	—	—	—	(542)
Preferred and preference stock dividends	—	—	—	(2)	—	—	—	—	(2)
Other capital stock transactions, net	—	—	—	32	—	—	—	—	32
Balance June 30, 2005	926	$—	$10,412	$4,925	$596	$764	$(416)	$—	$16,281

Balance December 31, 2005	928	$—	$10,446	$5,277	$846	$(87)	$(60)	$17	$16,439
Net income	—	—	—	358	—	—	—	—	358
Other Comprehensive Income
Foreign currency translation adjustments(a)	—	—	—	—	59	—	—	—	59
Net unrealized gains on cash flow hedges(b)	—	—	—	—	—	5	—	—	5
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	11	—	—	11
Other(d)	—	—	—	—	—	—	—	16	16

Total comprehensive income									449
Dividend reinvestment and employee benefits	1	—	22	—	—	—	—	—	22
Stock repurchase	(2)	—	(69)	—	—	—	—	—	(69)
Common stock dividends	—	—	—	(289)	—	—	—	—	(289)
Balance March 31, 2006	927	$—	$10,399	$5,346	$905	$(71)	$(60)	$33	$16,552
Net income	—	51	—	—	—	—	—	—	51
Other Comprehensive Income
Inter-company Transfers	—	—	—	—	(905)	64	60	(33)	(814)

Total comprehensive loss									(763)
Conversion of Duke Power to a limited liability company	(927)	15,745	(10,399)	(5,346)	—	—	—	—	—
Transfer of equity interest in Duke Capital	—	(11,556)	—	—	—	—	—	—	(11,556)
Capital contributions from parent	—	200	—	—	—	—	—	—	200
Conversion of debt to equity	—	611	—	—	—	—	—	—	611
Tax benefit due to conversion of debt to equity	—	32	—	—	—	—	—	—	32
Advances from parent converted to equity	—	146	—	—	—	—	—	—	146
Other capital transactions, net	—	2	—	—	—	—	—	—	2
Balance June 30, 2006	—	$5,231	$—	$—	$—	$(7)	$—	$—	$5,224

(a)	Foreign currency translation adjustments, net of $62 tax benefit for the three months ended March 31, 2005. The 2005 tax benefit related to the settled net investment hedges (see Note 15). Substantially all of the 2005 tax benefit is a correction of an immaterial accounting error related to prior periods.
(b)	Net unrealized gains on cash flow hedges, net of $49 tax expense for the three months ended June 30, 2005 and $3 and $74 tax expense for the three months ended March 31, 2006 and 2005, respectively.
(c)	Reclassification into earnings from cash flow hedges, net of $29 tax benefit for the three months ended June 30, 2005, and $7 and $30 tax expense for the three months ended March 31, 2006 and 2005, respectively. Reclassification into earnings from cash flow hedges for the three months ended March 31, 2006, is due primarily to the recognition of Duke Energy North America's (DENA's) unrealized net gains related to hedges on forecasted transactions which will no longer occur as a result of the plan to sell or otherwise dispose of substantially all of DENA's assets and contracts outside of the Midwestern United States and certain contractual positions related to the Midwestern assets (see Notes 13 and 15).
(d)	Net of $8 tax expense for the three months ended March 31, 2006.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (Duke Energy) and Old Duke Energy converted its form of organization from a North Carolina corporation to a North Carolina limited liability company named Duke Power Company LLC (collectively with its subsidiaries, Duke Power). As a result of the merger transactions, each share of common stock of Old Duke Energy was exchanged for one share of Duke Energy common stock, with Duke Energy becoming the owner of Old Duke Energy shares. All shares of Old Duke Energy were subsequently converted into membership interests in Duke Power, which is owned by Duke Energy. The term “Duke Power” as used in this report refers to Old Duke Energy or to Duke Power, as the context requires. Additionally, the term “Duke Energy” as used in this report refers to Old Duke Energy or Duke Energy, as the context requires.

Up through April 3, 2006, Duke Power represented a leading energy company located in the Americas with a real estate subsidiary. On April 3, 2006, Duke Power transferred to its parent, Duke Energy Corporation, all of its membership interests in its wholly-owned subsidiary Duke Capital LLC (Duke Capital), including the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM), which Duke Power transferred to Duke Capital on April 1, 2006. As a result of Duke Power’s transfer of its membership interests in Duke Capital, Duke Capital’s results of operations, including DEM and Duke Energy Merchant Finance, LLC, for the three months ended March 31, 2006 and the three and six months ended June 30, 2005 are reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Following these transactions, Duke Power is a utility company with operations in North Carolina and South Carolina.

As a result of Duke Energy’s merger with Cinergy, Duke Power and its subsidiaries entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate benefits to the subsidiaries whose investments or results of operations provide these tax benefits. The accounting for income taxes essentially represents the income taxes that Duke Power would incur if Duke Power were a separate company filing its own tax return as a C-Corporation.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Power and all majority-owned subsidiaries where Duke Power has control. These Consolidated Financial Statements also reflect Duke Power’s 12.5% undivided interest in the Catawba Nuclear Station. As a result of the conversion from a North Carolina Corporation to a limited liability company, the Consolidated Balance Sheet as of June 30, 2006 no longer reflects Common Stock and Retained Earnings as those accounts are now characterized as Member’s Equity.

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Power’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units, changing commodity prices and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Power’s Form 10-K for the year ended December 31, 2005.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes To Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications. As discussed further in Note 12, as a result of the merger with Cinergy, effective in the second quarter of 2006, Duke Energy adopted new business segments and certain prior period amounts have been recast to conform to the new segment presentation. Certain other prior period amounts within the Consolidated Statements of Cash Flows have been reclassified to conform to the presentation for the current period.

Other Current and Non-Current Liabilities. At June 30, 2006 and December 31, 2005, approximately $87 million and $89 million, respectively, of accrued vacation was included within Other Current Liabilities in the Consolidated Balance Sheets. At June 30, 2006, this balance exceeded 5% of total current liabilities. Additionally, approximately $1,326 million and $1,278 million, respectively, of regulatory liabilities associated with asset salvage values was included in Other Deferred Credits and Other Liabilities in the Consolidated Bal -

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

ance Sheets. At June 30, 2006, this balance exceeded 5% of total liabilities. Also see “Other Litigation and Legal Proceedings” in Note 15.

Excise taxes. Certain excise taxes levied by state or local governments are collected by Duke Power from its customers. These taxes, which are required to be paid regardless of Duke Power’s ability to collect from the customer, are accounted for on a gross basis. When Duke Power acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Power’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(in millions)
Excise Taxes	$28	$27	$57	$56

2. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, on April 3, 2006, Duke Power transferred all of its membership interests in Duke Capital to Duke Energy. The operations of Duke Capital are presented as discontinued operations for the six months ended June 30, 2006, and for the three and six months ended June 30, 2005. No gain or loss was recognized on the disposition of Duke Capital LLC. The following table summarizes the results classified as Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

	Operating Income				Net Loss on Dispositions
	Operating Revenues	Pre-tax Operating Income (Loss)	Income Tax Expense (Benefit)	Operating Income, Net of Tax	Pre-tax Loss on Dispositions	Income Tax Benefit	Loss on Dispositions, Net of Tax	Income From Discontinued Operations, Net of Tax
Three Months Ended June 30, 2005
Duke Capital LLC	$4,474	$337	$114	$223	$—	$—	$—	$223

Six Months Ended June 30, 2006
Duke Capital LLC	$2,275	$306	$120	$186	$—	$—	$—	$186

Six Months Ended June 30, 2005
Duke Capital LLC	$9,007	$1,446	$493	$953	$—	$—	$—	$953

The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005. All amounts at December 31, 2005 relate to business units of Duke Capital, which was transferred to Duke Energy as discussed in Note 1.

Summarized Balance Sheet Information for Assets and Associated Liabilities Held for Sale

	June 30, 2006	December 31, 2005
	(in millions)
Current assets	$—	$1,528
Investments and other assets	—	2,059
Property, plant and equipment, net	—	1,538

Total assets held for sale	$—	$5,125

Current liabilities	$—	$1,488
Long-term debt	—	61
Deferred credits and other liabilities	—	2,024

Total liabilities associated with assets held for sale	$—	$3,573

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

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

At December 31, 2005, DENA’s assets and liabilities to be disposed of under the exit plan were classified as Assets Held for Sale in the Consolidated Balance Sheets and were included in Duke Power’s transfer of all of its membership interests in Duke Capital to Duke Energy on April 3, 2006.

3. Acquisitions

Duke Power consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the purchase date. The purchase price minus the estimated fair value of the acquired assets and liabilities meeting the definition of a business as defined in Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” is recorded as goodwill. The allocation of the purchase price may be adjusted if additional information on known contingencies existing at the date of acquisition becomes available within one year after the acquisition, and longer for certain income tax items.

On April 3, 2006, the previously announced merger between Duke Energy and Cinergy was consummated (see Note 1 for additional information). See Note 14 for discussion of regulatory impacts of the merger to Duke Power.

In May 2006, Duke Power announced an agreement to acquire an approximate 825 megawatt power plant located in Rockingham County, North Carolina, from Dynegy for approximately $195 million. The Rockingham plant is a peaking power plant used during times of high electricity demand, generally in the winter and summer months and consists of five 165 megawatt Westinghouse combustion turbine units capable of using either natural gas or oil to operate. The acquisition is consistent with Duke Energy’s plan to meet customers’ electric needs over the next twenty years. The transaction, which is anticipated to close in the fourth quarter of 2006, requires approvals by the North Carolina Utility Commission (NCUC) and Federal Energy Regulatory Commission (FERC). In addition, approval is required from either the U.S. Department of Justice (DOJ) or the U.S. Federal Trade Commission (FTC) under the Hart-Scott-Rodino Antitrust Improvement Act. The FTC approved the transaction on July 20, 2006 and the NCUC approved it on July 25, 2006. Application for FERC approval was filed on July 28, 2006 and is pending.

4. Stock-Based Compensation

Duke Power and its subsidiaries are allocated stock-based compensation expense from Duke Energy as certain of its employees participate in Duke Energy’s stock-based compensation programs. Effective January 1, 2006, Duke Power adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Duke Power previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. (FIN) 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion 25)” and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the grant date, no compensation cost was recognized in the accompanying Consolidated Statements of Operations.

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Compensation expense for awards with graded vesting provisions is recognized in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Duke Power elected to adopt the modified prospective application method as provided by SFAS No.123(R), and accordingly, financial statement amounts from the prior periods presented in this Form 10-Q have not been restated. There were no modifications to outstanding stock options prior to the adoption of SFAS No. 123(R).

Duke Power recorded stock-based compensation expense included in income from continuing operations for the three and six months ended June 30, 2006 and 2005 as follows, the components of which are further described below (amounts in millions):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Phantom Stock	$3	$1	$4	$2
Performance Awards	1	2	2	3
Other Stock Awards	1	—	1	—

Total	$5	$3	$7	$5

As discussed in Note 1, on April 3, 2006, Duke Power transferred all of its membership interests in Duke Capital to Duke Energy. Accordingly, expense of approximately $11 million, $10 million and $21 million of stock-based compensation expense for the three months ended June 30, 2005 and the six months ended June 30, 2006 and 2005, respectively, are included in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations. The tax benefit associated with the recorded expense for the six months ended June 30, 2006 and 2005 was approximately $3 million and $2 million respectively. There were no material differences in income from continuing operations, net income, cash flows, or basic and diluted earnings per share from the adoption of SFAS No. 123(R).

The following table shows what net income would have been if Duke Power had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation awards during prior periods.

Pro Forma Stock-Based Compensation (in millions, except per share amounts)

	Three months ended June 30, 2005	Six months ended June 30, 2005
Earnings available for common stockholders, as reported	$307	$1,173
Add: stock-based compensation expense included in reported net income, net of related tax effects	9	16
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(9)	(16)

Pro forma earnings available for common stockholders, net of related tax effects	$307	$1,173

Duke Power’s 1998 Long-term Incentive Plan, as amended (the 1998 Plan), reserved 60 million shares of common stock for awards to employees and outside directors. Under the 1998 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to five years. Duke Energy issues new shares upon exercising or vesting of share-based awards.

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Stock Option Activity

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2005	25,506	$29
Granted	—	—
Exercised	(715)	22
Forfeited or expired	(490)	30

Outstanding at March 31, 2006	24,301	30	4.9	$97
Options held by Duke Capital employees	(18,850)	29
Granted	—	—
Exercised	(52)	22
Forfeited or expired	(366)	31

Outstanding at June 30, 2006	5,033	31	4.6	18

Exercisable at June 30, 2006	4,794	$31	4.4	14

On December 31, 2005, Duke Power had 22 million exercisable options with a $32 weighted-average exercise price. The total intrinsic value of options exercised during the three months ended March 31 and June 30, 2006 and the six months ended June 30, 2005 was approximately $5 million, less than $1 million, and $13 million, respectively. Cash received from options exercised during the three months ended March 31 and June 30, 2006 was approximately $16 million and $1 million, respectively, with a related tax benefit of approximately $2 million and less than $1 million, respectively.

There were no options granted during the six months ended June 30, 2006 or the year ended December 31, 2005.

The 1998 Plan allows for a maximum of twelve million shares of common stock to be issued under various stock-based awards. Payments for cash settled awards during the period were immaterial. Prior period amounts described below include amounts recorded in Loss From Discontinued Operations, net of tax, in the Consolidated Statements of Operations of Duke Power.

Stock-based performance awards outstanding under the 1998 Plan vest over periods from three to seven years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Certain performance awards granted in 2006 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock. These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards with the adoption of SFAS No. 123(R). The model uses three year historical volatilities and correlations for all companies in the pre-defined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model. Other awards not containing market conditions are measured at grant date price. Duke Energy awarded 279,760 shares (fair value of approximately $5 million) to employees of Duke Power in the three and six months ended June 30, 2006, and 1,273,830 shares (fair value of approximately $34 million, based on the market price of Duke Energy’s common stock at the grant date) in the six months ended June 30, 2005.

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes information about stock-based performance awards outstanding at June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Stock-based Performance Awards:
Outstanding at December 31, 2005	2,940,768	$25
Granted	—	—
Vested	(114,000)	27
Forfeited	(52,786)	25
Canceled	—	—

Outstanding at March 31, 2006	2,773,982	25
Performance awards held by Duke Capital employees	(2,174,793)	25
Granted	279,760	18
Vested	—	—
Forfeited	(19,069)	25
Canceled	—	—

Outstanding at June 30, 2006	859,880	$22

The total fair value of the shares vested during the three months ended March 31, 2006 and the six months ended June 30, 2005 was approximately $3 million. As of June 30, 2006, Duke Power had approximately $8 million of compensation expense which is expected to be recognized over a weighted-average period of 1.5 years.

Phantom stock awards outstanding under the 1998 Plan vest over periods from one to five years. Duke Energy awarded 186,290 shares (fair value of approximately $5 million based on the market price of Duke Energy’s common stock at the grant dates) to employees of Duke Power in the three and six months ended June 30, 2006, and 1,138,930 shares (fair value of approximately $31 million, based on the market price of Duke Energy’s common stock at the grant date) in the six months ended June 30, 2005.

The following table summarizes information about phantom stock awards outstanding at June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Phantom Stock Awards:
Outstanding at December 31, 2005	2,517,020	$25
Granted	—	—
Vested	(493,329)	25
Forfeited	(19,352)	25
Canceled	—	—

Outstanding at March 31, 2006	2,004,339	25
Phantom Stock Awards held by Duke Capital employees	(1,585,440)	25
Granted	186,290	29
Vested	(391)	24
Forfeited	(5,773)	25
Canceled	—	—

Outstanding at June 30, 2006	599,025	$26

The total fair value of the shares vested during the three months ended March 31 and June 30, 2006 and the six months ended June 30, 2005 was approximately $12 million, less than $1 million and $7 million, respectively. As of June 30, 2006, Duke Power had approximately $6 million of compensation expense which is expected to be recognized over a weighted-average period of 3.0 years.

Other stock awards outstanding under the 1998 Plan vest over periods from three to five years. Duke Energy awarded 238,000 shares (fair value of approximately $7 million, based on the market price of Duke Energy’s common stock at the grant date) to employees of Duke Power in the three months ended March 31, 2006, and 35,000 shares (fair value of approximately $1 million, based on the market price of Duke Energy’s common stock at the grant date) in the six months ended June 30, 2005.

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes information about other stock awards outstanding at June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Other Stock Awards:
Outstanding at December 31, 2005	178,337	$25
Granted	238,000	28
Vested	(18,630)	24
Forfeited	—	—
Canceled	—	—

Outstanding at March 31, 2006	397,707	27
Other stock awards held by Duke Capital employees	(104,307)	26
Granted	—	—
Vested	—	—
Forfeited	—	—
Canceled	—	—

Outstanding at June 30, 2006	293,400	$27

The total fair value of the shares vested during the three months ended March 31, 2006 and the six months ended June 30, 2005 was less than $1 million and approximately $1 million, respectively. As of June 30, 2006, Duke Power had approximately $7 million of compensation expense which is expected to be recognized over a weighted-average period of 4.0 years.

5. Inventory

Inventory is recorded at the lower of cost or market value, primarily using the average cost method. The decrease in inventory at June 30, 2006 as compared to December 31, 2005 relates to the transfer to Duke Energy by Duke Power of all of its membership interests in Duke Capital effective April 3, 2006 (see Note 1).

Inventory

	June 30, 2006	December 31, 2005
	(in millions)
Materials and supplies	$321	$434
Natural gas	—	269
Coal held for electric generation	170	115
Petroleum products	—	45

Total inventory	$491	$863

6. Property, Plant and Equipment

As discussed in Note 1, on April 3, 2006, Duke Power transferred all of its membership interests in Duke Capital to Duke Energy. As a result of these transfers, Duke Power’s net property, plant and equipment decreased approximately $16 billion at June 30, 2006 as compared to the amounts reported in Duke Power’s Annual Report on Form 10-K for the year-ended December 31, 2005. This decrease relates to approximately $10 billion and $6 billion of net regulated and net unregulated property, plant and equipment, respectively.

7. Debt and Credit Facilities

As discussed in Note 1, on April 3, 2006, Duke Power transferred all of its membership interests in Duke Capital to Duke Energy. As a result of these transfers, Duke Power’s debt and credit facilities capacity decreased approximately $10.9 billion and $2.6 billion, respectively, at June 30, 2006 as compared to the amounts reported in Duke Power’s Annual Report on Form 10-K for the year-ended December 31, 2005.

In April 2006, Duke Power’s $742 million of convertible debt became convertible into approximately 31.7 million shares of Duke Energy common stock due to the market price of Duke Energy common stock achieving a specific threshold. Holders of the convertible

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

debt were able to exercise their right to convert on or prior to June 30, 2006. During the conversion period, approximately $611 million of debt was converted into approximately 26 million shares of Duke Energy common stock. This conversion was reflected as an increase in equity of Duke Power.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facilities.

Duke Power’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2006, Duke Power was in compliance with those covenants. In addition, credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Facilities Summary as of June 30, 2006

	Expiration Date	Credit Facilities Capacity	Amounts Outstanding
			Commercial Paper	Letters of Credit	Total
(in millions)
$500 multi-year syndicated(a), (b), (c)	June 2011
$150 364-day bi-lateral(a), (b)	September 2006
Total		$650	$300	$—	$300

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(c)	In June 2006, credit facility expiration date was extended from June 2010 to June 2011.

8. Employee Benefit Obligations

As discussed in Note 1, on April 3, 2006, Duke Power transferred its membership interests in Duke Capital to Duke Energy. Effective as of the date of this transfer, Duke Power participates in the employee benefit plans of Duke Energy and is allocated costs of the plans in which Duke Power participates.

Duke Power participates in Duke Energy’s non-contributory defined benefit retirement plan. Duke Power’s net periodic pension cost for its U.S. plan, as allocated by Duke Energy and excluding amounts in discontinued operations, was $15 million and $11 million for the three months ended June 30, 2006 and 2005, respectively, and $31 million and $22 million for the six months ended June 30, 2006 and 2005, respectively. There have been no contributions by Duke Power to Duke Energy’s U.S. retirement plan during the three and six months ended June 30, 2006.

Duke Energy sponsors non-qualified pension plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. Duke Power participates in Duke Energy’s non-qualified pension plans. Duke Power’s net periodic pension cost, as allocated by Duke Energy and excluding amounts in discontinued operations, was $1 million for each of the three months ended June 30, 2006 and 2005 and $2 million for each of the six months ended June 30, 2006 and 2005.

In conjunction with Duke Energy, Duke Power provides some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Duke Power’s net periodic post-retirement cost, as allocated by Duke Energy and excluding amounts in discontinued operations, was $10 million for each of the three months ended June 30, 2006 and 2005 and $20 million for each of the six months ended June 30, 2006 and 2005.

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The following tables show the components of the net periodic pension costs included in income from continuing operations.

Components of Net Periodic Pension Costs: Qualified Pension Benefits (Income) (in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Duke Power
Service cost	$11	$10	$21	$20
Interest cost on projected benefit obligation	25	26	52	52
Expected return on plan assets	(30)	(31)	(60)	(61)
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of loss	10	7	20	13

Net periodic pension costs	$15	$11	$31	$22

These amounts exclude pre-tax pension cost of $1 million and pension income of $2 million for the six months ended June 30, 2006 and 2005, respectively, and pension income of $1 million for the three months ended June 30, 2005 related to Duke Capital entities which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

Components of Net Periodic Pension Costs: Non-Qualified Pension Benefits (Income) (in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Duke Power
Interest cost on projected benefit obligation	$1	$1	$1	$1
Amortization of prior service cost	—	-—	1	1

Net Periodic pension costs	$1	$1	$2	$2

These amounts exclude pre-tax pension cost of $2 million and $4 million for the six months ended June 30, 2006 and 2005, respectively, and $2 million for the three months ended June 30, 2005 related to Duke Capital entities which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The following table shows the components of the net periodic post-retirement benefit costs included in income from continuing operations.

Components of Net Periodic Post-Retirement Benefit Costs (in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Duke Power
Service cost benefit	$1	$1	$2	$2
Interest cost on accumulated post - retirement benefit obligation	6	7	12	14
Expected return on plan assets	(2)	(2)	(3)	(4)
Amortization of net transition liability	3	2	5	4
Amortization of prior service cost	1	1	2	2
Amortization of loss	1	1	2	2

Net periodic post - retirement benefit costs	$10	$10	$20	$20

These amounts exclude pre-tax pension cost of $8 million and $14 million for the six months ended June 30, 2006 and 2005, respectively, and $6 million for the three months ended June 30, 2005 related to Duke Capital entities which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Duke Power participates in a Duke Energy sponsored employee savings plan that covers substantially all employees. Duke Power expensed plan contributions, as allocated by Duke Energy and excluding amounts in discontinued operations, of $9 million and $10 million for the three months ended June 30, 2006 and 2005, respectively, and $24 million and $22 million for the six months ended June 30, 2006 and 2005, respectively. These amounts exclude pre-tax expenses of $9 million and $12 million for the six months ended June 30, 2006 and 2005, respectively, and $4 million for the three months ended June 30, 2005 which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

9. Goodwill

As discussed in Note 1, on April 3, 2006, Duke Power transferred its membership interests in Duke Capital to Duke Energy. Since all goodwill recorded by Duke Power at the time of the transfer related to acquisitions of Duke Capital, all balances have been transferred to Duke Energy. As of December 31, 2005, goodwill was allocated to the following segments: Natural Gas Transmission ($3,512 million), International Energy ($256 million) and Crescent ($7 million).

10. Marketable Securities

As discussed in Note 1, on April 3, 2006, Duke Power transferred to Duke Energy all of its membership interests in Duke Capital. As a result of this transfer, Duke Power’s long-term investments, which are classified in Other Investments and Other Assets on the Consolidated Balance Sheets, decreased approximately $200 million from the amounts reported in Duke Power’s Annual Report on Form 10-K for the year ended December 31, 2005.

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

11. Severance

As discussed in Note 1, on April 3, 2006, Duke Power transferred all of its membership interests in Duke Capital to Duke Energy. As a result of these transfers, Duke Power’s severance reserve decreased at June 30, 2006 as compared to the amounts reported in Duke Power’s Annual Report on Form 10-K for the year-ended December 31, 2005.

Severance Reserve

	Balance at January 1, 2006	Provision(a)	Adjustments(b)	Cash Reductions(c)	Balance at June 30, 2006
	(in millions)
Natural Gas Transmission	$3	$—	$(3)	$—	$—
Other	28	50	(27)	(28)	23

Total(d)	$31	$50	$(30)	$(28)	$23

(a)	Consists primarily of an approximate $47 million accrual related to voluntary and involuntary severance as a result of Duke Energy’s merger with Cinergy.
(b)	Consists of transfer out of Natural Gas Transmission and DENA balances as a result of Duke Power’s transfer of its membership interests in Duke Capital to Duke Energy (see Note 1).
(c)	Of the $28 million cash reductions in the second quarter of 2006, approximately $25 million relates to Duke Power and $3 million relates to DENA.
(d)	Substantially all remaining severance payments are expected to be applied to the reserves within one year from the date that the provision was recorded.

12. Business Segments

In conjunction with Duke Energy’s merger with Cinergy, effective during the quarter ended June 30, 2006, Duke Power has adopted new business segments that management believes properly align the various operations of Duke Power with how the chief operating decision maker views the business. Prior period segment information has been recast to conform to the new segment structure. Accordingly, effective with the second quarter of 2006, Duke Power has the following reportable business segment:

•	Franchised Electric—consists of Duke Power Company (pre-merger Duke Power Franchised Electric segment which includes regulated electric utility business in North Carolina and South Carolina)

Duke Power’s chief operating decision maker regularly reviews financial information about the business unit in deciding how to allocate resources and evaluate performance. The business unit is considered a reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). There is no aggregation within Duke Power’s defined business segment.

Prior to Duke Energy’s merger with Cinergy on April 3, 2006, Duke Power operated the following business units, all of which were considered reportable segments under SFAS No. 131: Franchised Electric, Natural Gas Transmission, Field Services, International Energy and Crescent. In connection with Duke Energy’s merger with Cinergy, DENA’s continuing operations, which had been included in Other, are included as a component of the Commercial Power segment for all periods presented. As described in Note 1, on April 3, 2006, Duke Power transferred to Duke Energy its membership interests in Duke Capital, the results of which are included in discontinued operations in the Consolidated Statements of Operations for the six months ended June 30, 2006 and the three and six month periods ended June 30, 2005.

The remainder of Duke Power’s operations is presented as “Other.” While it is not considered a business segment, Other primarily includes certain allocated corporate governance costs, as well as a management fee. Prior to the second quarter of 2006, Other also consisted of certain discontinued hedges, DukeNet Communications, LLC, DEM, Bison Insurance Company Limited (Bison), Duke Power’s wholly owned, captive insurance subsidiary, and Duke Power’s 50% interest in Duke/Fluor Daniel (D/FD). During the six months ended June 30, 2006, Other contained approximately $47 million of severance charges as a result of Duke Energy’s merger with Cinergy.

Accounting policies for Duke Power’s segment are the same as those described in the Notes to the Consolidated Financial Statements in Duke Power’s Annual Report on Form 10-K for the year ended December 31, 2005. Management evaluates segment performance based on earnings before interest and taxes (EBIT) from continuing operations, after deducting minority interest expense related to those profits.

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the associated realized and unrealized gains and losses from foreign currency transactions and interest and dividend income on those balances are excluded from segment EBIT.

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Earnings from Continuing Operations before Income Taxes
	(in millions)(a)
Three Months Ended June 30, 2006
U.S Franchised Electric	$1,281	$—	$1,281	$260
Other	—	—	—	(98)
Interest expense	—	—	—	(75)
Interest income and other	—	—	—	2
Total consolidated	$1,281	$—	$1,281	$89

Three Months Ended June 30, 2005
U.S. Franchised Electric	$1,231	$—	$1,231	$274
Other	—	—	—	(77)
Interest expense	—	—	—	(76)
Interest income and other	—	—	—	2
Total consolidated	$1,231	$—	$1,231	$123

Six Months Ended June 30, 2006
U.S. Franchised Electric	$2,570	$—	$2,570	$620
Other	—	—	—	(132)
Interest expense	—	—	—	(150)
Interest income and other	—	—	—	4
Total consolidated	$2,570	$—	$2,570	$342

Six Months Ended June 30, 2005
U.S. Franchised Electric	$2,494	$—	$2,494	$610
Other	—	—	—	(137)
Interest expense	—	—	—	(146)
Interest income and other	—	—	—	3
Total consolidated	$2,494	$—	$2,494	$330

(a)	Segment results exclude results of any discontinued operations.

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Segment assets in the following table exclude intercompany transactions. The decrease in segment assets is attributable to Duke Power’s transfer of its membership interest in Duke Capital to Duke Energy on April 3, 2006.

Segment Assets

	June 30, 2006	December 31, 2005
	(in millions)
U.S. Franchised Electric	$19,011	$18,739
Natural Gas Transmission	—	18,823
Field Services	—	1,377
Commercial Power	—	1,619
International	—	2,962
Crescent	—	1,507

Total reportable segments	19,011	45,027
Other	13	9,402
Reclassifications (a)	—	294

Total consolidated assets	$19,024	$54,723

(a)	Represents reclassification at December 31, 2005 of federal tax balances in consolidation.

13. Risk Management Instruments

The following table shows the carrying value of Duke Power’s derivative portfolio as of June 30, 2006, and December 31, 2005.

Derivative Portfolio Carrying Value (in millions)

	June 30, 2006	December 31, 2005
Hedging	$(7)	$(17)
Trading	—	5
Undesignated	—	(53)

Total	$(7)	$(65)

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Power’s Consolidated Balance Sheets. The December 31, 2005 amounts exclude approximately $3.3 billion of derivative assets and $3.5 billion of derivative liabilities which were transferred to assets and liabilities held for sale.

The $10 million increase and $5 million decrease in the hedging and trading portfolio fair value, respectively, is due primarily to Duke Power transferring its membership interests in Duke Capital to Duke Energy (see Note 1).

The $53 million increase in the undesignated derivative portfolio fair value is due primarily to the realization of mark-to market gains at DENA and mark-to-market movements as a result of higher commodity prices, offset by realized losses on certain contracts held by Duke Power related to Field Services’ commodity price risk and the transfer of approximately $91 million associated with Duke Power transferring its membership interests in Duke Capital to Duke Energy. As a result of the transfer of 19.7% interest in DEFS to ConocoPhillips and the third quarter 2005 deconsolidation of its investment in DEFS, Duke Power discontinued hedge accounting for certain contracts held by Duke Power related to Field Services’ commodity price risk, which were previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted future sales by Field Services, and have been retained as undesignated derivatives. Since discontinuance of hedge accounting, these contracts have been marked-to-market in the Consolidated Statements of Operations. As a result, approximately $20 million and $250 million of pre-tax losses were recognized in the three and six months ended June 30, 2005, respectively, and are reported in Income From Discontinued Operations, net of tax, in the Consolidated Statement of Operations. Prior to Duke Power transferring its membership interests in Duke Capital to Duke Energy, approximately $24 million of realized and unrealized pre-tax losses related to these contracts were recognized in 2006 and are reported in Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations. Cash settlements on these contracts prior to the transfer, which amount to approximately $50 million, are classified as a component of net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows.

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Duke Power has an immaterial amount of collateral assets as of June 30, 2006 due to the transfer of approximately $657 million of collateral assets to Duke Energy as a result of Duke Power transferring its membership interests in Duke Capital to Duke Energy. Included in Other Current Assets in the Consolidated Balance Sheets as of December 31, 2005 are collateral assets of approximately $1,279 million, which represents cash collateral posted by Duke Power with other third parties. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005 are collateral liabilities of approximately $101 million, excluding approximately $528 million of collateral liabilities transferred due to Duke Power transferring its membership interests in Duke Capital to Duke Energy, and $708 million, respectively. Collateral liabilities represent cash collateral posted by other third parties to Duke Power. Subsequent to December 31, 2005, in connection with the sale to Barclays of contracts related to DENA’s energy marketing and management activities, which includes structured power and other contracts, Barclays provided DENA cash equal to the net collateral posted by DENA under the contracts. Net cash collateral received by Duke Power in January 2006 was approximately $540 million based on current market prices of the contracts.

During the first quarter of 2005, Duke Power settled certain hedges which were documented and designated as net investment hedges of the investment in Westcoast on their scheduled maturity and paid approximately $162 million. Losses recognized on this net investment hedge were classified in AOCI as a component of foreign currency adjustments. These losses were transferred to Duke Energy as a result of Duke Power’s transfer of its membership interest in Duke Capital to Duke Energy (see Note 1).

Commodity Cash Flow Hedges. Duke Power is exposed to market fluctuations in the price of power related to its ongoing power marketing activities. Duke Power closely monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts to protect margins for a portion of future sales. Duke Power may use instruments, such as swaps, futures, forwards and options as cash flow hedges for electricity. As a result of Duke Power’s transfer of its membership interests in Duke Capital to Duke Energy, approximately $27 million of unrealized gains and losses associated with commodity cash flow hedges were transferred, resulting in an immaterial unrealized position at Duke Power for the period ended June 30, 2006. Duke Power’s hedging does not extend beyond 2007.

As of June 30, 2006, an immaterial amount on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheet in AOCI, and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in AOCI will likely change prior to its reclassification into earnings.

The ineffective portion of commodity cash flow hedges was immaterial and a pre-tax loss of approximately $10 million in the three and six months ended June 30, 2006, respectively, as compared to a pre-tax loss of $11 million and $30 million in the three and six months ended June 30, 2005, respectively. The amount recognized for transactions that no longer qualified as cash flow hedges was immaterial for the six months ended June 30, 2006 and was a pre-tax loss of approximately $120 million for the six months ended June 30, 2005. These amounts are reported in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Commodity Fair Value Hedges. Duke Power is exposed to changes in the fair value of some unrecognized firm commitments to sell generated power due to market fluctuations in the underlying commodity prices. Duke Power actively evaluates changes in the fair value of such unrecognized firm commitments due to commodity price changes and, where appropriate, uses various instruments to hedge its market risk. These commodity instruments, such as swaps, futures and forwards, serve as fair value hedges for the firm commitments associated with generated power. As a result of Duke Power transferring its membership interests in Duke Capital to Duke Energy, Duke Power does not have any commodity fair value hedge positions remaining. The ineffective portion of commodity fair value hedges was immaterial and a pre-tax gain of $7 million in the three and six months ended June 30, 2006, as compared to immaterial amounts in the three and six months ended June 30, 2005, respectively.

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

14. Regulatory Matters

Regulatory Merger Approvals. As discussed in Note 1, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Service Commission of South Carolina (PSCSC) and the NCUC required that certain merger related savings be shared with customers in South Carolina and North Carolina, respectively. Each of the commissions also required Duke Energy and/or Duke Power to meet additional conditions. Key elements of these conditions include:

•	The PSCSC’s conditions include a requirement that Duke Power provide a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing profit sharing arrangement. Approximately $3 million of the rate reduction have been passed through to customers since the ruling by the PSCSC.
•	The NCUC’s conditions include a requirement that Duke Power provide (i) a rate reduction of approximately $117.5 million for Duke Power’s North Carolina customers through a credit rider to existing base rates for a one-year period following the close of the merger, and (ii) $12 million to support various low income, environmental, economic development and educationally beneficial programs, the cost of which was incurred in the second quarter of 2006.

In its order approving Duke Energy’s merger with Cinergy, the NCUC stated that the merger will result in a significant change in Duke Energy’s organizational structure which constitutes a compelling factor that warrants a general rate review. Therefore, as a condition of its merger approval and no later than June 2007, Duke Power is required to file a general rate case or demonstrate that Duke Power’s existing rates and charges should not be changed. This review will be consolidated with the proceeding that the NCUC is required to undertake in connection with the North Carolina clean air legislation to review the company’s environmental compliance costs. The NCUC specifically noted that it has made no determination that the rates currently being charged by Duke Power are in fact unjust or unreasonable.

Rate Related Information. The NCUC, and the PSCSC approve rates for retail electric sales within their states. The FERC approves Duke Power’s rates for electric sales to regulated wholesale customers.

NC Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that freezes electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Power, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Power, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provides for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). Duke Power’s amortization expense related to this clean air legislation totals approximately $763 million from inception, with $63 million and $71 million recorded in the second quarter of 2006 and 2005, respectively, and approximately $125 million and $156 million recorded for the first six months of 2006 and 2005, respectively. As of June 30, 2006, cumulative expenditures totaled $599 million, with $174 million incurred for the first six months of 2006 and $134 million incurred for the first six months of 2005 and are included in Net Cash (Used in) Provided by Investing Activities on the Consolidated Statements of Cash Flows. In recent filings with the NCUC, Duke Power has estimated the costs to comply with the legislations as approximately $1.7 billion. Actual costs may be higher or lower than the estimate based on changes in construction costs, final federal and state environmental regulations, including, among other things, the North Carolina Clean Air legislation and the Clean Air Interstate Rule, and Duke Power’s continuing analysis of its overall environmental compliance plan. Any change in compliance costs will be included in future filings with the NCUC.

Bulk Power Marketing (BPM) Profit Sharing. The NCUC approved Duke Power’s proposal in June, 2004 to share an amount equal to fifty percent of the North Carolina retail allocation of the profits from certain wholesale sales of bulk power from Duke Power’s generating units at market based rates (BPM Profits). Duke Power also informed the NCUC that it would no longer include BPM Profits in calculating its North Carolina retail jurisdictional rate of return for its quarterly reports to the NCUC. As approved by the NCUC, the sharing arrangement provides for fifty percent of the North Carolina allocation of BPM Profits to be distributed through various assistance programs, up to a maximum of $5 million per year. Any amounts exceeding the maximum are used to reduce rates for industrial customers in North Carolina.

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

On June 28, 2006, the NCUC issued an order ruling on a dispute with Carolina Utility Customers Association (CUCA) and the North Carolina Public Staff on Duke Power’s method for determining the incremental costs of emission allowances used to calculate the BPM Profits for sharing. The NCUC agreed with the Public Staff’s method and ordered Duke Power to file a revised rate rider on June 29, 2006 and to implement the new rider effective July 1, 2006. The Public Staff’s method results in higher BPM Profits to be shared for the period beginning with January 1, 2005. It also is not the method contemplated by Duke Power when it initiated the sharing program and it results in a greater sharing of the profits earned in the January 2005 to December 2005 sharing period than proposed by Duke Power when the program was first approved. This resulted in an $18 million charge during the six months ended June 30, 2006, of which $11 million related to wholesale sales in 2005. On June 29, 2006, Duke Power filed a motion to postpone the effective date of the NCUC’s order to allow time for Duke Power to consider its options and to in any event gather the necessary data to employ the Public Staff’s method and to implement a revised rider. The NCUC approved Duke Power’s request on June 30. On July 17, 2006, Duke Power filed another motion requesting that the NCUC reconsider its June 28 order. In the alternative, Duke Power requested that the NCUC make its order effective only prospectively with respect to sharing periods beginning January 1, 2007. Duke Power also requested that if the NCUC was not inclined to grant its request to reinstate its proposed rider, then the NCUC should approve Duke Power’s withdrawal of the rider at its option. Duke Power’s request is scheduled for oral arguments on August 29, 2006.

Duke Power Fuel Factor. On June 27, 2006, the NCUC issued its order approving a fuel factor of 1.6691 cents/kWh for the July 2006 through June 2007 billing period for Duke Power. The approved factor is a 13% increase from the previously approved net fuel factor of 1.4769 cents/kWh. In approving the fuel factor, the NCUC rejected CUCA’s request for a disallowance of approximately $50 million because of an alleged failure by Duke Power to diversify the type of coal it burns. An application for a revised fuel factor that will be effective October 2006 to September 2007 in South Carolina was filed on July 27, 2006. A hearing on the application is scheduled for August 2006.

Other. Duke Power is engaged in planning efforts to meet projected load growth in its service territory. Long-term projections indicate a need for significant capacity additions, which may include new nuclear, integrated gasification combined cycle (IGCC) and coal facilities. Because of the long lead times required to develop such assets, Duke Power is taking steps now to ensure those options are available. In March 2006, Duke Power announced that it has entered into an agreement with Southern Company to evaluate potential construction of a new nuclear plant at a site jointly owned in Cherokee County, South Carolina. With selection of the Cherokee County site, Duke Power is moving forward with previously announced plans to develop an application to the U.S. Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) for two Westinghouse AP1000 (advanced passive) reactors. Each reactor is capable of producing approximately 1,117 megawatts. The COL application submittal to the NRC is anticipated in late 2007 or early 2008. Submitting the COL application does not commit Duke Power to build nuclear units. Duke Power will decide whether to proceed with construction at a later date.

On June 2, 2006, Duke Power also filed an application with the NCUC for a Certificate of Public Convenience and Necessity (“CPCN”) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On July 6, 2006, the NCUC issued its scheduling order in this case. It will hold public hearings in August 2006, and an evidentiary hearing in Raleigh, North Carolina in September 2006. Interventions are due in August 2006.

In May 2006, Duke Power announced an agreement to acquire an approximate 825 megawatt power plant located in Rockingham County, North Carolina, from Rockingham Power, LLC, an affiliate of Dynegy for approximately $195 million. The Rockingham plant is a peaking power plant used during times of high electricity demand, generally in the winter and summer months and consists of five 165 megawatt Westinghouse combustion turbine units capable of using either natural gas or oil to operate. The acquisition is consistent with Duke Energy’s plan to meet customers’ electric needs over the next twenty years. The transaction, which is anticipated to close in the fourth quarter of 2006, requires approvals by the NCUC and FERC. In addition, approval is required from either the DOJ or FTC under the Hart-Scott-Rodino Antitrust Improvement Act. The FTC approved the transaction on July 20, 2006 and the NCUC approved it on July 25, 2006. Application for FERC approval was filed on July 28, 2006 and is pending.

15. Commitments and Contingencies

As discussed in Note 1, on April 3, 2006, Duke Power transferred its membership interests in Duke Capital to Duke Energy. As a result, all commitments and contingencies related to Duke Energy or Duke Capital are no longer contingent obligations at Duke Power.

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Environmental

Duke Power is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Remediation activities. Like others in the power industry, Duke Power and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Power operations, sites formerly owned or used by Duke Power entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Power or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Power may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Power’s consolidated results of operations, cash flows or financial position.

Clean Water Act. The U. S. Environmental Protection Agency’s (EPA’s) final Clean Water Act Section 316(b) rule became effective July 9, 2004. The rule establishes aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Eight of Duke Power’s eleven coal and nuclear-fueled generating facilities in North Carolina and South Carolina, and its three natural gas-fired generating facilities in California are affected sources under the rule. The three California facilities are part of the DENA business and were sold as part of the transaction announced in January 2006 that closed in May 2006 (see Note 2). The rule requires a Comprehensive Demonstration Study (CDS) for each affected facility to provide information needed to determine necessary facility-specific modifications and cost estimates for implementation. These studies will be completed over the next three to five years. Once compliance measures are determined and approved by regulators, a facility will typically have five or more years to implement the measures. Due to the wide range of measures potentially applicable to a given facility, and since the final selection of compliance measures will be at least partially dependent upon the CDS information, Duke Power is not able to estimate its cost for complying with the rule at this time.

Clean Air Mercury Rule (CAMR) and Clean Air Interstate Rule (CAIR). The EPA finalized its CAMR in May 2005. The rule limits total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program. Phase 1 begins in 2010 and Phase 2 begins in 2018. The rule gives states the option of participating in the national trading program. If a state chooses not to participate, then the rule sets a fixed limit on that state’s annual emissions. The emission controls Duke Power is installing to comply with North Carolina clean air legislation will contribute significantly to achieving compliance with the CAMR requirements. Duke Power currently estimates that the additional cost of complying with Phase 1 of the CAMR will have no material adverse effect on Duke Power’s consolidated results of operations, cash flows or financial position, and is currently unable to estimate the cost of complying with Phase 2 of the CAMR.

The EPA finalized its CAIR in May 2005. The rule limits total annual SO2 and NOx emissions from electric generating facilities across the Eastern United States through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. The rule requires SO2 and NOx emissions to be cut 70 percent and 65 percent, respectively by 2015. The rule gives states the option of participating in the national trading program. If a state chooses not to participate, then the rule sets a fixed limit on that state’s annual emissions. The emission controls that Duke Power is installing to comply with North Carolina clean air legislation will contribute significantly to achieving compliance with the CAIR requirements. Duke Power currently estimates that the additional cost of complying with Phase 1 of the CAIR will have no material adverse effect on Duke Power’s consolidated results of operations, cash flows or financial position, and is currently unable to estimate the cost of complying with Phase 2 of the CAIR. On July 11, 2005, Duke Power and others filed petitions with the U.S. Court of Appeals for the District of Columbia Circuit requesting the Court to review certain elements of the EPA’s CAIR. Duke Power is seeking to have the EPA revise the method of allocating SO2 emission allowances to entities under the rule.

Extended Environmental Activities Accruals. Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $6 million as of both June 30, 2006 and December 31, 2005. These accruals represent Duke Power’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Power’s consolidated results of operations, cash flows or financial position.

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Litigation

New Source Review (NSR)/EPA Litigation. In 2000, the U.S. Justice Department, acting on behalf of the EPA, filed a complaint against Duke Power in the U.S. District Court in Greensboro, North Carolina, for alleged violations of the Clean Air Act (CAA). The EPA claims that 29 projects performed at 25 of Duke Power’s coal-fired units were major modifications, as defined in the CAA, and that Duke Power violated the CAA when it undertook those projects without obtaining permits and installing emission controls for SO2, NOx and particulate matter. The complaint asks the Court to order Duke Power to stop operating the coal-fired units identified in the complaint, install additional emission controls and pay unspecified civil penalties. Duke Power asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions. In August 2003, the trial Court issued a summary judgment opinion adopting Duke Power’s legal positions, and on April 15, 2004, the Court entered Final Judgment in favor of Duke Power. The government appealed the case to the U.S. Fourth Circuit Court of Appeals. On June 15, 2005, the Fourth Circuit ruled in favor of Duke Power and effectively adopted Duke Power’s view that permitting of projects is not required unless the work performed implicates a net increase in the hourly rate of emissions. The EPA filed a request for rehearing with the Fourth Circuit, which was denied. Some environmental groups who intervened in the early stages in the case have filed their petition for appeal. The Supreme Court has elected to hear this matter and oral argument is expected to be scheduled in the fourth quarter of 2006.

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

Other Litigation and Legal Proceedings. Duke Power and its subsidiaries are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on Duke Power’s consolidated results of operations, cash flows or financial position.

Duke Power has exposure to certain legal matters that are described herein. As of June 30, 2006 and December 31, 2005, Duke Power has recorded reserves of approximately $1.2 billion and $1.4 billion, respectively, for these proceedings and exposures, which is recorded in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. Duke Power has insurance coverage for certain of these losses incurred. As of June 30, 2006 and December 31, 2005, Duke Power has recognized approximately $1.0 billion of probable insurance recoveries related to these losses, which is recorded in Other Investments and Other Assets on the Consolidated Balance Sheets. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Duke Power expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Power enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts that may or may not be recognized on the Consolidated Balance Sheets.

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

16. Guarantees and Indemnifications

As discussed in Note 1, on April 3, 2006, Duke Power transferred all of its membership interests in Duke Capital to Duke Energy. All financial and performance guarantees that existed at Duke Power prior to the transfer of its membership interests in Duke Capital to Duke Energy were structured such that either Duke Energy or Duke Capital served as the guarantor. Accordingly, effective April 3, 2006, Duke Power has no remaining obligations under any material existing financial or performance guarantees.

17. Related Party Transactions

Balances due to or due from related parties included in the Consolidated Balance Sheets as of June 30, 2006 are as follows:

Assets/(Liabilities)

June 30, 2006
(in millions)
Other current assets—prepayment to Duke Energy(a)	$13
Other noncurrent assets—due from Duke Energy(b)	11
Other noncurrent assets—due from Cinergy(b)	1
Other noncurrent liabilities—due to Duke Capital(c)	(112)

(a)	The balance is classified as Other Current Assets in the Consolidated Balance Sheets.
(b)	The balance is classified as Other Investments and Other Assets on the Consolidated Balance Sheets.
(c)	The balance is classified as Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

Duke Power is allocated its proportionate share of corporate governance and other costs by an unconsolidated affiliate. For the three months ended June 30, 2006, corporate governance and other costs are primarily allocations of corporate costs such as human resources, legal and accounting fees, as well as other third party costs. Duke Power recorded governance and shared services expenses in the amounts of $95 million and $65 million, respectively. Additionally, Duke Power is charged a management fee by the same unconsolidated affiliate that amounted to $19 million for the three months ended June 30, 2006. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

During the three months ended June 30, 2006, Duke Power received a $200 million capital contribution from its parent, Duke Energy.

In February 2005, DEFS sold its wholly owned subsidiary TEPPCO GP, the general partner of TEPPCO LP, for approximately $1.1 billion and Duke Power sold its limited partner interest in TEPPCO LP for approximately $100 million. Prior to the completion of these sale transactions, Duke Power accounted for its investment in TEPPCO LP under the equity method of accounting. For the three months ended March 31, 2005, TEPPCO LP had operating revenues of approximately $1,524 million, operating expenses of approximately $1,463 million, operating income of approximately $61 million, income from continuing operations of approximately $46 million, and net income of approximately $47 million.

In July 2005, Duke Power completed the transfer of a 19.7% interest in DEFS to ConocoPhillips, Duke Power’s co-equity owner in DEFS, which reduced Duke Power’s ownership interest in DEFS from 69.7% to 50% and resulted in Duke Power and ConocoPhillips becoming equal 50% owners of DEFS. As a result of this transaction, Duke Power deconsolidated its investment in DEFS and subsequently accounted for the investment using the equity method of accounting through April 3, 2006. As discussed in Note 1, on April 3, 2006, Duke Power transferred all of its membership interests in Duke Capital, which included the investment in DEFS, to Duke Energy. Duke Power’s 50% of equity in earnings of DEFS for the three months ended March 31, 2006 was approximately $146 million. During the three months ended March 31, 2006, Duke Power had gas sales to, purchases from, and other operating expenses from affiliates of DEFS of approximately $34 million, $8 million and $4 million, respectively. Additionally, Duke Power received approximately $90 million in distributions of earnings from DEFS during the three months ended March 31, 2006, which are included in Other, assets within Cash

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Flows from Operating Activities in the accompanying Consolidated Statements of Cash Flows. Summary financial information for DEFS, which was accounted for under the equity method, for the three months ended March 31, 2006 is as follows:

Three months Ended March 31, 2006
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

Also see Notes 4 and 8 for additional related party information.

18. New Accounting Standards

The following new accounting standards were adopted by Duke Power subsequent to June 30, 2005 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

FIN No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47). In March 2005, the FASB issued FIN No. 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,”. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN No. 47 were effective for Duke Power as of December 31, 2005, and resulted in an increase in assets of $31 million, an increase in liabilities of $35 million and a net-of-tax cumulative effect adjustment to earnings of approximately $4 million.

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

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

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

SFAS No. 123(R) “Share-Based Payment.” In December of 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For Duke Power, timing for implementation of SFAS No. 123(R) was January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an acceptable alternative. Instead, Duke Power is required to determine an appropriate expense for stock options and record compensation expense in the Consolidated Statements of Operations for stock options. Duke Power implemented SFAS No. 123(R) using the modified prospective transition method, which required Duke Power to record compensation expense for all unvested awards beginning January 1, 2006.

Duke Power currently also has retirement eligible employees with outstanding share-based payment awards (unvested stock awards, stock based performance awards and phantom stock awards). Compensation cost related to those awards was previously expensed over the stated vesting period or until actual retirement occurred. Effective January 1, 2006, Duke Power is required to recognize compensation cost for new awards granted to employees over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Awards, including stock options, granted to employees that are already retirement eligible will be deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards will be recognized on the date such awards are granted.

SFAS No. 123(R), which was adopted by Duke Power effective January 1, 2006, is not anticipated to have a material impact on its consolidated results of operations, cash flows or financial position in 2006 based on awards outstanding as of the implementation date. However, the impact to Duke Power in periods subsequent to adoption of SFAS No. 123(R) will be largely dependent upon the nature of any new share-based compensation awards issued to employees. (See Note 3.)

FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (FSP No. FAS 123(R)-4) In February 2006, the FASB staff issued FSP FAS No. 123(R)-4 to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance amends SFAS No. 123(R). FSP No. FAS 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. FSP No. FAS 123(R)-4 applies only to options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP No. FAS 123(R)-4 was effective for Duke Power as of April 1, 2006. Duke Power adopted SFAS No. 123(R) as of January 1, 2006 (see Note 3). The adoption of FSP No. FAS 123(R)-4 did not have a material impact on Duke Power’s consolidated statement of operations, cash flows or financial position.

Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107). On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued SAB 107 to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. Duke Power adopted SFAS No. 123(R) and SAB 107 effective January 1, 2006.

FSP No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The FASB issued FSP No. FAS 115-1 and 124-1 in November 2005 which was effective for Duke Power beginning January 1, 2006. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18. The adoption of FSP No. FAS 115-1 and 124-1 did not have a material impact on Duke Power’s consolidated results of operations, cash flows or financial position.

The following new accounting standards have been issued, but have not yet been adopted by Duke Power as of June 30, 2006:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

No. 155). In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. This Statement is effective for Duke Power for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. Duke Power does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows or financial position.

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS No. 156). In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair value method. This Statement is effective for Duke Power as of January 1, 2007, and must be applied prospectively, except that where an entity elects to remeasure separately recognized existing arrangements and reclassify certain available-for-sale securities to trading securities, any effects must be reported as a cumulative-effect adjustment to retained earnings. Duke Power does not anticipate the adoption of SFAS No. 156 will have any material impact on its consolidated results of operations, cash flows or financial position.

FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN No. 48). On July 13, 2006, the FASB issued FIN No. 48, which interprets SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The Interpretation is effective for fiscal years beginning after December 15, 2006. Duke Power is currently evaluating the impact of adopting FIN No. 48, and cannot currently estimate the impact of FIN No. 48 on its consolidated results of operations, cash flows or financial position.

FSP No. FIN 46 (R)-6, “Determining the Variability to Be Considered In Applying FASB Interpretation No. 46(R) (FSP No.FIN 46 (R)-6).” In April 2006, the FASB staff issued FSP No. FIN 46 (R)-6 to address how to determine the variability to be considered in applying FIN 46(R), ”Consolidation of Variable Interest Entities.” The variability that is considered in applying FIN 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This guidance will be applied prospectively to all entities with which Duke Power first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006. Duke Power does not anticipate the adoption of FSP No. FIN 46 (R)-6 will have any material impact on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 05-1, “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuer’s Exercise of a Call Option” (EITF 05-1). In June 2006, the EITF reached a consensus on EITF 05-1. The consensus requires that the issuance of equity securities to settle a debt instrument (pursuant to the instrument’s original conversion terms) that became convertible upon the issuer’s exercise of a call option be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date. If the debt instrument did not contain a substantive conversion option as of its issuance date, the issuance of equity securities to settle the debt instrument should be accounted for as a debt extinguishment. The consensus is effective for Duke Power for all conversions within its scope that result from the exercise of call options beginning July 1, 2006. Duke Power does not anticipate the adoption of EITF Issue No. 05-1 will have any material impact on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). In June 2006, the EITF reached a consensus on EITF 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a

PART I

DUKE POWER COMPANY LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e. included in revenues and costs) or net (i.e. exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus is effective for Duke Power beginning January 1, 2007. Duke Power does not anticipate the adoption of EITF Issue No. 06-3 will have any material impact on its consolidated results of operations.

19. Income Tax Expense

Although the outcome of tax audits is uncertain, management believes that adequate provisions for income and other taxes have been made for potential liabilities resulting from such matters. As of June 30, 2006, Duke Power has total provisions of approximately $36 million for uncertain tax positions, as compared to approximately $150 million as of December 31, 2005, including interest. Management is not aware of any issues for open tax years that upon final resolution are expected to have a material adverse effect on Duke Power’s consolidated results of operations, cash flows or financial position.

The effective tax rate on income from continuing operations for the three months ended June 30, 2006 was approximately 42.7% as compared to the effective tax rate of 30.1% for the same period in 2005. The increase in the effective tax rate for the three months ended June 30, 2006 as compared to the same period in the prior year primarily relates to the removal of certain favorable permanent items that, as a result of the organizational restructuring, no longer exist at Duke Power. The accrual of additional income taxes made during the second quarter of 2006 establishes a year to date effective tax rate which is reflective of the ongoing operations of Duke Power. The effective tax rate on income from continuing operations for the six months ended June 30, 2006 was approximately 34.8% as compared to the effective tax rate of 32.1% for the same period in 2005.

As of June 30, 2006 and December 31, 2005, approximately $77 million and $68 million, respectively, of current deferred tax assets were included in Other within Current Assets on the Consolidated Balance Sheets. At June 30, 2006, this balance exceeded 5% of total current assets.

20. Subsequent Events

For information on subsequent events related to acquisitions, regulatory matters, and commitments and contingencies, see Notes 3, 14 and 15, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (“New Duke Energy” or “Duke Energy”) and Old Duke Energy converted its form of organization from a North Carolina corporation to a North Carolina limited liability company named Duke Power Company LLC (Duke Power). As a result of the merger transactions, each share of common stock of Old Duke Energy was converted into one share of Duke Energy common stock, and all outstanding membership interests in Duke Power are owned by Duke Energy. The term “Duke Power” as used in this report refers to Old Duke Energy or to Duke Power, as the context requires.

Up through April 3, 2006, Duke Power represented a leading energy company located in the Americas with a real estate subsidiary. On April 3, 2006, Duke Power transferred to its parent, Duke Energy Corporation, all of its membership interests in its wholly-owned subsidiary Duke Capital LLC (Duke Capital), including the operations of Duke Energy Merchants, LLC (DEM) and Duke Energy Merchant Finance, LLC, which Duke Power transferred to Duke Capital on April 1, 2006. As a result of Duke Power’s transfer of its membership interests in Duke Capital, Duke Capital’s results of operations, including DEM and Duke Energy Merchant Finance, LLC, for the three months ended March 31, 2006 and the three and six months ended June 30, 2005 are reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Following these transactions, Duke Power is a utility company with operations in North Carolina and South Carolina.

Executive Overview

For the six months ended June 30, 2006, Duke Power reported income from continuing operations of $223 million and net income of $409 million as compared to income from continuing operations of $224 million and net income of $ 1,177 million for the six months ended June 30, 2005. Income from continuing operations, which primarily represents results of operations of the regulated electric utility business in North Carolina and South Carolina, remained relatively flat for the six months ended June 30, 2006 as compared to the same period in the prior year as a result of the following:

•	An approximate $31 million pre-tax decrease in regulatory amortization, due primarily to reduced amortization of compliance costs related to clean air legislation;
•	An approximate $18 million pre-tax increase in revenues related to an increase in the number of residential and general service customers in Duke Power’s service territory;
•	An approximate $5 million pre-tax increase as a result of slightly favorable weather as compared to the prior period, partially offset by
•	An approximate $18 million pre-tax charge due to an order issued by the North Carolina Utilities Commission (NCUC) in 2006 to change the method for calculating profits from wholesale sales of bulk power and related sharing. This order was retroactive to January 1, 2005, and therefore, $11 million of the recorded charge related to wholesale sales of bulk power in 2005;
•	An approximate $16 million pre-tax increase in operation and maintenance expenses, primarily related to severance charges and higher storm costs, partially offset by lower management fees from the service company;
•	An approximate $9 million pre-tax increase in donations, primarily due to a one time $12 million donation ordered by the NCUC as a condition of Duke Energy’s merger with Cinergy,
•	An approximate $13 million increase in income tax expense, primarily attributable to the removal of certain favorable permanent items that, as a result of the organizational restructuring, no longer exist at Duke Power

The decrease in net income of $768 million for the six months ended June 30, 2006 as compared to the same period in the prior year is primarily attributable to the operations of Duke Capital, which were transferred to Duke Energy on April 3, 2006. The results of operations for Duke Capital are presented in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations for the three months ended June 30, 2005 and the six months ended June 30, 2006 and 2005.

PART I

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Duke Power in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Duke Power in the reports it files under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, Duke Power has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006, and, based upon this evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, Duke Power has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2006 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

On April 3, 2006, the previously announced merger between Duke Energy and Cinergy was consummated. Duke Energy is currently in the process of integrating Cinergy’s operations and will be conducting control reviews pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Note 1 to the Consolidated Financial Statements for additional information relating to the merger.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2006, see Note 14 to the Consolidated Financial Statements, “Regulatory Matters” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Power’s Annual Report on Form 10-K for the year ended December 31, 2005, as have been updated in Duke Power’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, which could materially affect Duke Power’s financial condition or future results. Additional risks and uncertainties not currently known to Duke Power or that Duke Power correctly deems to be immaterial also may materially adversely affect Duke Power’s financial condition and/or results of operations.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation (filed with Form 8-K of registrant, File No. 1-32853, April 4, 2006, as exhibit 3.1)

3.2	Amended and Restated By-Laws (filed with Form 8-K of registrant, File No. 1-32853, April 4, 2006, as exhibit 3.2)

10.1

Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC

10.2

Fifteenth Supplemental Indenture, dated as of April 3, 2006, among the registrant, Duke Energy and JPMorgan Chase Bank, N.A. (as successor to Guaranty Trust Company of New York), as trustee (the “Trustee”), supplementing the Senior Indenture, dated as of September 1, 1998, between Duke Power Company LLC (formerly Duke Energy Corporation) and the Trustee (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, August 9, 2006, as exhibit 10.1)

*10.3

Amendment No. 1 to the Twelfth Supplemental Indenture, dated as of April 1, 2006 (“Amendment No. 1”), among the registrant, Duke Energy and the Trustee, which amends the Twelfth Supplemental Indenture, dated as of May 7, 2003, between the registrant and the Trustee, pursuant to which the Convertible Notes were issued

10.4

Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, August 9, 2006, as exhibit 10.15)

10.5

Agreement with Dynegy, Inc. and Rockingham Power, L.L.C. to acquire an approximately 825 megawatt power plant located in Rockingham County, N.C. for approximately $195 million (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, May 25, 2006, as exhibit 10.1)

10.6

Amended and Restated Credit Agreement, dated June 29, 2006, among Duke Power Company LLC, The Banks Listed Herein, Citibank N.A., as Administrative Agent, and Banc of America, N.A., as Syndication Agent (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, August 9, 2006, as exhibit 10.20)

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

DUKE POWER COMPANY LLC

Date: August 11, 2006	/s/ MYRON L. CALDWELL
Myron L. Caldwell Group Vice President and Chief Financial Officer

Date: August 11, 2006	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs Vice President and Controller