Form 10-Q
period 2006-09-30
Duke Energy Carolinas, LLC
filed 2006-11-13
CIK 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-4928

DUKE ENERGY CAROLINAS, LLC

(Formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

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

INDEX

DUKE ENERGY CAROLINAS, LLC

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2006

Item		Page
PART I. FINANCIAL INFORMATION

1.	Financial Statements	3
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005	3
	Unaudited Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	4
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	6
	Unaudited Consolidated Statements of Member’s Equity/Common Stockholders’ Equity and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2006 and 2005	7
	Notes to Unaudited Consolidated Financial Statements	8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

4.	Controls and Procedures	33

PART II. OTHER INFORMATION

1.	Legal Proceedings	34

1A.	Risk Factors	34

6.	Exhibits	35

	Signatures	36

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Carolinas’ service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on company operations, including the economic, operational and other effects of hurricanes and ice storms;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The results of financing efforts, including Duke Energy Carolinas’ ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Energy Carolinas’ credit ratings and general economic conditions;
•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Energy Carolinas for Duke Energy’s defined benefit pension plans;
•	The level of credit worthiness of counterparties to Duke Energy Carolinas’ transactions;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	Growth in opportunities for Duke Energy Carolinas’ business units, including the timing and success of efforts to develop domestic power and other projects;
•	The performance of electric generation facilities;
•	The extent of success in connecting and expanding electric markets; and
•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Energy Carolinas has described. Duke Energy Carolinas undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Revenues
Regulated electric	$1,601	$1,616	$4,171	$4,110
Total operating revenues	1,601	1,616	4,171	4,110
Operating Expenses
Operation, maintenance and other	418	343	1,233	1,129
Fuel used in electric generation and purchased power	452	369	1,109	951
Depreciation and amortization	231	247	696	742
Property and other taxes	79	76	236	229
Total operating expenses	1,180	1,035	3,274	3,051
Gains on Sales of Other Assets and Other, net	1	1	2	2
Operating Income	422	582	899	1,061
Other Income and Expenses, net	8	13	23	10

Interest Expense	71	71	221	217
Earnings From Continuing Operations Before Income Taxes	359	524	701	854
Income Tax Expense from Continuing Operations	129	184	248	290
Income From Continuing Operations	230	340	453	564
(Loss) Income From Discontinued Operations, net of tax	—	(299)	186	654
Net Income	230	41	639	1,218

Dividends and Premiums on Redemption of Preferred and Preference Stock	—	3	—	7
Earnings Available For Common Stockholders	$230	$38	$639	$1,211

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$30	$511
Short-term investments	406	632
Receivables (net of allowance for doubtful accounts of $5 at September 30, 2006 and $127 at December 31, 2005)	652	2,580
Inventory	471	863
Assets held for sale	—	1,528
Unrealized gains on mark-to-market and hedging transactions	5	87
Other	96	1,756
Total current assets	1,660	7,957
Investments and Other Assets
Investments in unconsolidated affiliates	3	1,933
Nuclear decommissioning trust funds	1,666	1,504
Goodwill	—	3,775
Notes receivable	—	138
Unrealized gains on mark-to-market and hedging transactions	—	62
Assets held for sale	—	3,597
Investments in residential, commercial and multi-family real estate (net of accumulated depreciation of $17 at December 31, 2005)	—	1,281
Other	1,102	2,743
Total investments and other assets	2,771	15,033
Property, Plant and Equipment
Cost	22,208	40,823
Less accumulated depreciation and amortization	8,389	11,623
Net property, plant and equipment	13,819	29,200
Regulatory Assets and Deferred Debits
Deferred debt expense	196	269
Regulatory assets related to income taxes	391	1,338
Other	701	926
Total regulatory assets and deferred debits	1,288	2,533
Total Assets	$19,538	$54,723

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share amounts)

	September 30, 2006	December 31, 2005
LIABILITIES AND MEMBER'S/COMMON STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$421	$2,431
Notes payable and commercial paper	—	83
Taxes accrued	324	327
Interest accrued	77	230
Liabilities associated with assets held for sale	—	1,488
Current maturities of long-term debt	116	1,400
Unrealized losses on mark-to-market and hedging transactions	—	204
Other	363	2,255
Total current liabilities	1,301	8,418
Long-term Debt	5,009	14,547
Deferred Credits and Other Liabilities
Deferred income taxes	2,113	5,253
Investment tax credit	137	144
Unrealized losses on mark-to-market and hedging transactions	7	10
Liabilities associated with assets held for sale	—	2,085
Asset retirement obligations	2,131	2,058
Other	3,363	5,020
Total deferred credits and other liabilities	7,751	14,570
Commitments and Contingencies
Minority Interests	—	749
Member's/Common Stockholders' Equity
Member's equity	5,482	—
Common stock, no par, 2 billion shares authorized; 928 million shares outstanding at December 31, 2005	—	10,446
Retained earnings	—	5,277
Accumulated other comprehensive (loss) income	(5)	716
Total member's/common stockholders' equity	5,477	16,439
Total Liabilities and Member's/Common Stockholders' Equity	$19,538	$54,723

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$639	$1,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	978	1,463
Gains on sales of investments in commercial and multi-family real estate	(26)	(117)
Gains on sales of equity investments and other assets	(12)	(1,279)
Impairment charges	—	123
Deferred income taxes	(295)	(252)
Minority Interest	15	508
Equity in earnings of unconsolidated affiliates	(175)	(256)
Purchased capacity levelization	(12)	(12)
Contributions to company-sponsored pension plans	(11)	(32)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	37	922
Receivables	681	22
Inventory	197	(131)
Other current assets	845	(997)
Increase (decrease) in
Accounts payable	(1,171)	(316)
Taxes accrued	117	611
Other current liabilities	(331)	817
Capital expenditures for residential real estate	(115)	(276)
Cost of residential real estate sold	42	159
Other, assets	266	(76)
Other, liabilities	191	405
Net cash provided by operating activities	1,860	2,504
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,313)	(1,662)
Investment expenditures	(69)	(21)
Acquisitions, net of cash acquired	(90)	(293)
Purchases of available-for-sale securities	(15,052)	(30,454)
Proceeds from sales and maturities of available-for-sale securities	15,173	29,801
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	31	2,366
Proceeds from the sales of commercial and multi-family real estate	56	185
Purchases of emission allowances	(3)	(18)
Settlement of net investment hedges and other investing derivatives	(36)	(244)
Other	(1)	(15)
Net cash used in investing activities	(1,304)	(355)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	6	286
Issuance of common stock and common stock related to employee benefit plans	14	36
Payments for the redemption of long-term debt	(42)	(1,021)
Notes payable and commercial paper	(84)	150
Distributions to minority interests	(157)	(576)
Contributions from minority interests	137	528
Capital contribution from parent	200	—
Dividends paid	(289)	(812)
Repurchase of common shares	(69)	(933)
Distribution to parent	(761)	—
Other	8	34
Net cash used in financing activities	(1,037)	(2,308)
Changes in cash and cash equivalents included in assets held for sale	—	3
Net decrease in cash and cash equivalents	(481)	(156)
Cash and cash equivalents at beginning of period	511	533
Cash and cash equivalents at end of period	$30	$377

Supplemental Disclosures
Significant non-cash transactions:
Transfer of equity interest in Duke Capital and DEM to parent	$12,370	$—
Advance forgiveness	146	—
Conversion of debt to equity	632	—
AFUDC—equity component	26	19

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY/COMMON STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Member’s Equity	Common Stock	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance December 31, 2004	957	$—	$11,266	$4,525	$540	$526	$(416)	$—	$16,441
Net income	—	—	—	1,218	—	—	—	—	1,218
Other Comprehensive Income
Foreign currency translation adjustments(a)	—	—	—	—	365	—	—	—	365
Net unrealized gains on cash flow hedges(b)	—	—	—	—	—	401	—	—	401
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	(876)	—	—	(876)

Total comprehensive income									1,108
Dividend reinvestment and employee benefits	3	—	77	—	—	—	—	—	77
Stock repurchase	(34)	—	(933)	—	—	—	—	—	(933)
Common stock dividends	—	—	—	(805)	—	—	—	—	(805)
Preferred and preference stock dividends	—	—	—	(7)	—	—	—	—	(7)
Other capital stock transactions, net	—	—	—	33	—	—	—	—	33

Balance September 30, 2005	926	$—	$10,410	$4,964	$905	$51	$(416)	$—	$15,914

Balance December 31, 2005	928	$—	$10,446	$5,277	$846	$(87)	$(60)	$17	$16,439
Net income	—	281	—	358	—	—	—	—	639
Other Comprehensive Income (Loss)
Foreign currency translation adjustments(a)	—	—	—	—	59	—	—	—	59
Net unrealized gains on cash flow hedges(b)	—	—	—	—	—	7	—	—	7
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	11	—	—	11
Other(d)	—	—	—	—	—	—	—	16	16
Inter-company Transfers	—	—	—	—	(905)	64	60	(33)	(814)

Total comprehensive loss									(82)
Dividend reinvestment and employee benefits	1	—	22	—	—	—	—	—	22
Stock repurchase	(2)	—	(69)	—	—	—	—	—	(69)
Common stock dividends	—	—	—	(289)	—	—	—	—	(289)
Conversion of Duke Energy Carolinas to a limited liability company	(927)	15,745	(10,399)	(5,346)	—	—	—	—	—
Transfer of equity interest to Duke Capital	—	(11,556)	—	—	—	—	—	—	(11,556)
Capital contributions from parent	—	200	—	—	—	—	—	—	200
Conversion of debt to equity	—	632	—	—	—	—	—	—	632
Tax benefit due to conversion of debt to equity	—	34	—	—	—	—	—	—	34
Inter-company advance forgiveness	—	146	—	—	—	—	—	—	146

Balance September 30, 2006	—	$5,482	$—	$—	$—	$(5)	$—	$—	$5,477
(a)	Foreign currency translation adjustments, net of $62 tax benefit for the nine months ended September 30, 2005. The 2005 tax benefit related to the settled net investment hedges (see Note 13). Substantially all of the 2005 tax benefit is a correction of an immaterial accounting error related to prior periods.
(b)	Net unrealized gains on cash flow hedges, net of $2 and $230 tax expense for the nine months ended September 30, 2006 and 2005, respectively.
(c)	Reclassification into earnings from cash flow hedges, net of $501 tax benefit for the nine months ended September 30, 2005. Reclassification into earnings from cash flow hedges for the nine months ended September 30, 2005 is due primarily to the recognition of Duke Energy North America’s (DENA’s) unrealized net gains related to hedges on forecasted transactions which will no longer occur as a result of the sale of DENA's assets and contracts outside of the Midwestern United States to LS Power, which occurred subsequent to the transfer by Duke Energy Carolinas of its membership interests in Duke Capital to Duke Energy (see Note 2).
(d)	Net of $8 tax expense for the nine months ended September 30, 2006.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (Duke Energy) and Old Duke Energy converted its form of organization from a North Carolina corporation to a North Carolina limited liability company named Duke Power Company LLC (Duke Power). As a result of the merger transactions, each share of common stock of Old Duke Energy was exchanged for one share of Duke Energy common stock, with Duke Energy becoming the owner of Old Duke Energy shares. All shares of Old Duke Energy were subsequently converted into membership interests in Duke Power, which is owned by Duke Energy. Effective October 1, 2006, Duke Power changed its name to Duke Energy Carolinas, LLC (collectively with its subsidiaries, Duke Energy Carolinas). The term “Duke Energy Carolinas,” used in this report for all periods presented, refers to Old Duke Energy or to Duke Energy Carolinas, as the context requires. Additionally, the term “Duke Energy” as used in this report refers to Old Duke Energy or Duke Energy, as the context requires.

Up through April 3, 2006, Duke Energy Carolinas represented an energy company located in the Americas with a real estate subsidiary. On April 3, 2006, Duke Energy Carolinas transferred to its parent, Duke Energy, all of its membership interests in its wholly-owned subsidiary Duke Capital LLC (Duke Capital), including the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM), which Duke Energy Carolinas transferred to Duke Capital on April 1, 2006. As a result of Duke Energy Carolinas’ transfer of its membership interests in Duke Capital, Duke Capital’s results of operations, including DEM, for the three months ended March 31, 2006 and the three and nine months ended September 30, 2005 are reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Following these transactions, Duke Energy Carolinas is a utility company with operations in North Carolina and South Carolina.

As a result of Duke Energy’s merger with Cinergy, Duke Energy Carolinas and its subsidiaries entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate benefits to the subsidiaries whose investments or results of operations provide these tax benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Carolinas would incur if Duke Energy Carolinas were a separate company filing its own tax return as a C-Corporation.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Carolinas and all majority-owned subsidiaries where Duke Energy Carolinas has control. These Consolidated Financial Statements also reflect Duke Energy Carolinas’ 12.5% undivided interest in the Catawba Nuclear Station. As a result of the conversion from a North Carolina Corporation to a limited liability company, the Consolidated Balance Sheet as of September 30, 2006 no longer reflects Common Stock and Retained Earnings as those accounts are now characterized as Member’s Equity.

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy Carolinas’ financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units, changing commodity prices and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Carolinas’ Form 10-K for the year ended December 31, 2005.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes To Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications. As discussed further in Note 12, as a result of Duke Energy’s merger with Cinergy, effective in the second quarter of 2006, Duke Energy Carolinas adopted new business segments and certain prior period amounts have been recast to conform to the new segment presentation. Certain other prior period amounts within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been reclassified to conform to the presentation for the current period.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

Other Current and Non-Current Liabilities. At September 30, 2006 and December 31, 2005, approximately $86 million and $89 million, respectively, of accrued vacation was included within Other Current Liabilities in the Consolidated Balance Sheets. At September 30, 2006, this balance exceeded 5% of total current liabilities. Additionally, approximately $1,354 million and $1,278 million, respectively, of regulatory liabilities associated with asset salvage values was included in Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. At September 30, 2006, this balance exceeded 5% of total liabilities. Also see “Other Litigation and Legal Proceedings” in Note 15.

Excise taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Carolinas from its customers. These taxes, which are required to be paid regardless of Duke Energy Carolinas ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Carolinas acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Carolinas’ excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(in millions)
Excise Taxes	$37	$36	$94	$92

2. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Duke Capital to Duke Energy. The operations of Duke Capital are presented as discontinued operations for the nine months ended September 30, 2006 (up until April 3, 2006), and for the three and nine months ended September 30, 2005. No gain or loss was recognized on the disposition of Duke Capital as the transfer was among entities under common control. The following table summarizes the results classified as (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

	Operating Revenues	Operating (Loss) Income
		Pre-tax Operating (Loss) Income	Income Tax (Benefit) Expense	(Loss) Income From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended September 30, 2005
Duke Capital	$2,084	$(522)	$(223)	$(299)
Nine Months Ended September 30, 2006
Duke Capital	$2,275	$306	$120	$186
Nine Months Ended September 30, 2005
Duke Capital	$11,091	$924	$270	$654

The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005. All amounts at December 31, 2005 relate to businesses of Duke Capital, which was transferred to Duke Energy as discussed in Note 1.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

Summarized Balance Sheet Information for Assets and Associated Liabilities Held for Sale

	September 30, 2006	December 31, 2005
	(in millions)
Current assets	$—	$1,528
Investments and other assets	—	2,059
Property, plant and equipment, net	—	1,538

Total assets held for sale	$—	$5,125

Current liabilities	$—	$1,488
Long-term debt	—	61
Deferred credits and other liabilities	—	2,024

Total liabilities associated with assets held for sale	$—	$3,573

During the third quarter of 2005, Duke Energy Carolinas’ Board of Directors authorized and directed management to execute the sale or disposition of substantially all of Duke Energy North America’s (DENA’s) remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. The DENA assets to be divested include:

•	Approximately 6,100 megawatts (MW) of power generation located primarily in the Western and Eastern United States, including all of the commodity contracts (primarily forward gas and power contracts) related to these facilities,
•	All remaining commodity contracts related to DENA’s Southeastern generation operations, which were substantially disposed of in 2004, and certain commodity contracts related to DENA’s Midwestern power generation facilities, and
•	Contracts related to DENA’s energy marketing and management activities, which include gas storage and transportation, structured power and other contracts.

At December 31, 2005, DENA’s assets and liabilities to be disposed of under the exit plan were classified as Assets Held for Sale in the Consolidated Balance Sheets and were included in Duke Energy Carolinas’ transfer of all of its membership interests in Duke Capital to Duke Energy on April 3, 2006.

3. Acquisitions

Duke Energy Carolinas consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the purchase date. The purchase price minus the estimated fair value of the acquired assets and liabilities meeting the definition of a business as defined in Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” is recorded as goodwill. The allocation of the purchase price may be adjusted as additional, requested information is received during the allocation period, which generally does not exceed one year from the consummation date; however, it may be longer for certain income tax items.

On April 3, 2006, the previously announced merger between Duke Energy and Cinergy was consummated (see Note 1 for additional information). See Note 14 for discussion of regulatory impacts of the merger to Duke Energy Carolinas.

In May 2006, Duke Energy Carolinas announced an agreement to acquire an approximate 825 megawatt power plant located in Rockingham County, North Carolina, from Dynegy for approximately $195 million. The Rockingham plant is a peaking power plant used during times of high electricity demand, generally in the winter and summer months and consists of five 165 megawatt combustion turbine units capable of using either natural gas or oil to operate. The acquisition is consistent with Duke Energy Carolinas’ plan to meet customers’ electric needs for the foreseeable future. The transaction, which closed in November 2006, required approvals by the North Carolina Utility Commission (NCUC) and Federal Energy Regulatory Commission (FERC). In addition, approval is required from either the U.S. Department of Justice (DOJ) or the U.S. Federal Trade Commission (FTC) under the Hart-Scott-Rodino Antitrust Improvement Act. The FTC approved the transaction on July 20, 2006 and the NCUC approved it on July 25, 2006. Application for FERC approval was filed on July 28, 2006 and on October 31, 2006 the FERC issued an order conditionally authorizing the transaction.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

4. Stock-Based Compensation

Subsequent to April 2006, Duke Energy Carolinas and its subsidiaries are allocated stock-based compensation expense from Duke Energy as certain of its employees participate in Duke Energy’s stock-based compensation programs. Effective January 1, 2006, Duke Energy Carolinas adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Duke Energy Carolinas previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. (FIN) 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion 25)” and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the grant date, no compensation cost was recognized in the accompanying Consolidated Statements of Operations.

Compensation expense for awards with graded vesting provisions is recognized in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Duke Energy Carolinas elected to adopt the modified prospective application method as provided by SFAS No.123(R), and accordingly, financial statement amounts from the prior periods presented in this Form 10-Q have not been restated. There were no modifications to outstanding stock options prior to the adoption of SFAS No. 123(R).

Duke Energy Carolinas recorded stock-based compensation expense included in income from continuing operations for the three and nine months ended September 30, 2006 and 2005 as follows, the components of which are further described below (amounts in millions):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Phantom Stock	$1	$1	$6	$3
Performance Awards	2	1	4	4
Other Stock Awards	1	—	1	—

Total	$4	$2	$11	$7

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Duke Capital to Duke Energy. Accordingly, pre-tax stock-based compensation expense of approximately $10 million, $10 million and $31 million for the three months ended September 30, 2005 and the nine months ended September 30, 2006 and 2005, respectively, are included in (Loss) Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations. The tax benefit associated with the amounts that are in discontinued operations for the three months ended March 31, 2006 and the three and nine months ended September 30, 2005 were approximately $4 million, $3 million and $11 million, respectively. The tax benefit in income from continuing operations associated with the recorded expense for the three months ended September 30, 2006 and 2005 was approximately $1 million in each period. The tax benefit in income from continuing operations associated with the recorded expense for the nine months ended September 30, 2006 and 2005 was approximately $4 million and $3 million respectively. There were no material differences in income from continuing operations, net income, cash flows, or basic and diluted earnings per share from the adoption of SFAS No. 123(R).

The following table shows what net income would have been if Duke Energy Carolinas had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation awards during prior periods.

Pro Forma Stock-Based Compensation (in millions, except per share amounts)

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Earnings available for common stockholders, as reported	$38	$1,211
Add: stock-based compensation expense included in reported net income, net of related tax effects	8	24
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(8)	(24)

Pro forma earnings available for common stockholders, net of related tax effects	$38	$1,211

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Stock Option Activity

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	25,506	$29
Granted	—	—
Exercised	(715)	22
Forfeited or expired	(490)	30

Outstanding at March 31, 2006	24,301	30	4.9	$97
Options held by Duke Capital employees	(18,850)	29
Granted	—	—
Exercised	(142)	22
Forfeited or expired	(621)	31

Outstanding at September 30, 2006	4,688	31	4.2	$18

Exercisable at September 30, 2006	4,464	$32	4.1	$15

On December 31, 2005, Duke Energy Carolinas had 22 million exercisable options with a $32 weighted-average exercise price. The total intrinsic value of options exercised during the three months ended March 31, 2006 and September 30, 2006 and the six months ended September 30, 2006 was approximately $5 million, less than $1 million and approximately $1 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was approximately $3 million and $16 million, respectively. Cash received by Duke Energy from options exercised during the three months ended March 31, 2006 and the six months ended September 30, 2006 was approximately $16 million and $3 million, respectively, with a related tax benefit of approximately $2 million and less than $1 million, respectively.

There were no options granted during the nine months ended September 30, 2006 or the year ended December 31, 2005.

The 1998 Plan allows for a maximum of twelve million shares of common stock to be issued under various stock-based awards. Payments for cash settled awards during the period were immaterial. Prior period amounts described below include amounts recorded in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations of Duke Energy Carolinas.

Performance Awards

Stock-based performance awards outstanding under the 1998 Plan vest over periods from three to seven years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Certain performance awards granted in 2006 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock. These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards with the adoption of SFAS No. 123(R). The model uses three year historical volatilities and correlations for all companies in the pre-defined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model. Other awards not containing market conditions are measured at grant date price. Duke Energy awarded 279,760 shares (fair value of approximately $5 million) to employees of Duke Energy Carolinas in the nine months ended September 30, 2006, and 1,274,780 shares (fair value of approximately $34 million, based on the market price of Duke Energy’s common stock at the grant date) in the nine months ended September 30, 2005.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table summarizes information about stock-based performance awards outstanding at September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Stock-based Performance Awards:
Outstanding at December 31, 2005	2,940,768	$25
Granted	—	—
Vested	(114,000)	27
Forfeited	(52,786)	25
Canceled	—	—

Outstanding at March 31, 2006	2,773,982	25
Performance awards held by Duke Capital employees	(2,174,793)	25
Granted	279,760	18
Vested	—	—
Forfeited	(121,171)	23
Canceled	—	—

Outstanding at September 30, 2006	757,778	$22

The total fair value of the shares vested during the three months ended March 31, 2006 and the nine months ended September 30, 2005 was approximately $3 million in each period. No shares vested during the three or six months ended September 30, 2006 or the three months ended September 30, 2005. As of September 30, 2006, Duke Energy Carolinas had approximately $6 million of future compensation cost which is expected to be recognized over a weighted-average period of 1.2 years.

Phantom Stock Awards

Phantom stock awards outstanding under the 1998 Plan vest over periods from one to five years. Duke Energy awarded 186,290 shares (fair value of approximately $5 million based on the market price of Duke Energy’s common stock at the grant dates) to employees of Duke Energy Carolinas in the nine months ended September 30, 2006, and 1,139,690 shares (fair value of approximately $31 million, based on the market price of Duke Energy’s common stock at the grant date) in the nine months ended September 30, 2005.

The following table summarizes information about phantom stock awards outstanding at September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Phantom Stock Awards:
Outstanding at December 31, 2005	2,517,020	$25
Granted	—	—
Vested	(493,329)	25
Forfeited	(19,352)	25
Canceled	—	—

Outstanding at March 31, 2006	2,004,339	25
Phantom Stock Awards held by Duke Capital employees	(1,585,440)	25
Granted	186,290	29
Vested	(85,769)	26
Forfeited	(76,032)	25
Canceled	—	—

Outstanding at September 30, 2006	443,388	$26

The total fair value of the shares vested during the three months ended March 31, 2006 and September 30, 2006 and the six months ended September 30, 2006 was approximately $12 million, approximately $2 million and approximately $2 million, respectively. The total fair value of the shares vested during the three and nine months ended September 30, 2005 was less than $1 million and approximately $7 million, respectively. As of September 30, 2006, Duke Energy Carolinas had approximately $5 million of future compensation cost which is expected to be recognized over a weighted-average period of 3.3 years.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

Other Stock Awards

Other stock awards outstanding under the 1998 Plan vest over periods from three to five years. Duke Energy awarded 238,000 shares (fair value of approximately $7 million, based on the market price of Duke Energy’s common stock at the grant date) to employees of Duke Energy Carolinas in the nine months ended September 30, 2006, and 38,000 shares (fair value of approximately $1 million, based on the market price of Duke Energy’s common stock at the grant date) in the nine months ended September 30, 2005.

The following table summarizes information about other stock awards outstanding at September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Number of Other Stock Awards:
Outstanding at December 31, 2005	178,337	$25
Granted	238,000	28
Vested	(18,630)	24
Forfeited	—	—
Canceled	—	—

Outstanding at March 31, 2006	397,707	27
Other stock awards held by Duke Capital employees	(104,307)	26
Granted	—	—
Vested	—	—
Forfeited	—	—
Canceled	—	—

Outstanding at September 30, 2006	293,400	$27

The total fair value of the shares vested during the three months ended March 31, 2006 and the three and nine months ended September 30, 2005 was less than $1 million, less than $1 million and approximately $1 million, respectively. No shares vested during the three or six months ended September 30, 2006. As of September 30, 2006, Duke Energy Carolinas had approximately $6 million of future compensation cost which is expected to be recognized over a weighted-average period of 3.7 years.

5. Inventory

Inventory is recorded at the lower of cost or market value, primarily using the average cost method. The decrease in inventory at September 30, 2006 as compared to December 31, 2005 relates to the transfer to Duke Energy by Duke Energy Carolinas of all of its membership interests in Duke Capital effective April 3, 2006 (see Note 1).

Inventory

	September 30, 2006	December 31, 2005
	(in millions)
Materials and supplies	$336	$434
Natural gas	—	269
Coal held for electric generation	135	115
Petroleum products	—	45

Total inventory	$471	$863

6. Property, Plant and Equipment

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Duke Capital to Duke Energy. As a result of these transfers, Duke Energy Carolinas’ net property, plant and equipment decreased approximately $16 billion at September 30, 2006 as compared to the amounts reported in Duke Energy Carolinas’ Annual Report on Form 10-K for the year-ended December 31, 2005. This decrease relates to approximately $10 billion and $6 billion of net regulated and net unregulated property, plant and equipment, respectively.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

7. Debt and Credit Facilities

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Duke Capital to Duke Energy. As a result of these transfers, Duke Energy Carolinas debt and credit facilities capacity decreased approximately $10.9 billion and $2.6 billion, respectively, at September 30, 2006 as compared to the amounts reported in Duke Energy Carolinas’ Annual Report on Form 10-K for the year-ended December 31, 2005.

During the second and third quarters of 2006, Duke Energy Carolinas’ $742 million of convertible debt became convertible into approximately 31.7 million shares of Duke Energy common stock due to the market price of Duke Energy common stock achieving a specific threshold for each respective quarter. Holders of the convertible debt were able to exercise their right to convert on or prior to each quarter end respectively. During the second and third quarters of 2006, approximately $632 million of debt was converted into approximately 27 million shares of Duke Energy common stock. As Duke Energy did not require the transfer of funds from Duke Energy Carolinas for the reduction in the Duke Energy Carolinas outstanding debt, this conversion was reflected as a capital contribution to Duke Energy Carolinas from its parent, Duke Energy, and, accordingly, as an increase in equity of Duke Energy Carolinas. At September 30, 2006, the balance of the convertible debt is approximately $110 million and remains convertible in the fourth quarter of 2006.

In October 2006, Duke Energy Carolinas issued $150 million in tax-exempt floating-rate bonds. The bonds are structured as variable-rate demand bonds, subject to weekly remarketing and bear a final maturity of 2031. The initial interest rate was set at 3.72%. The bonds are supported by an irrevocable 3-year direct-pay letter of credit and were issued through the North Carolina Capital Facilities Finance Agency to fund a portion of the environmental capital expenditures at the Marshall and Belews Creek Steam Stations.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facilities.

Duke Energy Carolinas’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2006, Duke Energy Carolinas was in compliance with those covenants. In addition, credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

As of September 30, 2006, approximately $172 million of pollution control bonds and approximately $300 million of commercial paper, which are short-term obligations by nature, were classified as long-term debt on the Consolidated Balance Sheets due to Duke Energy Carolinas’ intent and ability to utilize such borrowings as long-term financing. Duke Energy Carolinas’ credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Carolinas the ability to refinance these short-term obligations on a long-term basis.

Credit Facilities Summary as of September 30, 2006

Amounts Outstanding
	Expiration Date	Credit Facilities Capacity	Commercial Paper	Letters of Credit	Total
(in millions)
$500 multi-year syndicated(a), (b), (c)	June 2011
$75 three-year bi-lateral(a), (b), (d)	September 2009
$75 three-year bi-lateral(a), (b), (d)	September 2009
Total		$650	$300	$—	$300

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(c)	In June 2006, credit facility expiration date was extended from June 2010 to June 2011.
(d)	Credit facility executed in September 2006 to replace $150 million bi-lateral facility which expired in September 2006.

8. Employee Benefit Obligations

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred its membership interests in Duke Capital to Duke Energy. Effective as of the date of this transfer, Duke Energy Carolinas participates in the employee benefit plans of Duke Energy and is allocated costs of the plans in which Duke Energy Carolinas participates.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Carolinas participates in Duke Energy’s non-contributory defined benefit retirement plan. Duke Energy Carolinas’ net periodic pension cost for its U.S. plan, as allocated by Duke Energy and excluding amounts in discontinued operations, was $15 million and $11 million for the three months ended September 30, 2006 and 2005, respectively, and $46 million and $33 million for the nine months ended September 30, 2006 and 2005, respectively. There have been no contributions by Duke Energy Carolinas to Duke Energy’s U.S. retirement plan during the three and nine months ended September 30, 2006. Duke Energy Carolinas does not anticipate making any additional contributions to Duke Energy’s qualified pension plans during the remainder of 2006.

Duke Energy sponsors non-qualified pension plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. Duke Energy Carolinas participates in Duke Energy’s non-qualified pension plans. Duke Energy Carolinas’ net periodic pension cost, as allocated by Duke Energy and excluding amounts in discontinued operations, was $1 million for the three months ended September 30, 2005, and $2 million and $3 million for the nine months ended September 30, 2006 and 2005, respectively.

In conjunction with Duke Energy, Duke Energy Carolinas provides some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Duke Energy Carolinas’ net periodic post-retirement cost, as allocated by Duke Energy and excluding amounts in discontinued operations, was $10 million and $9 million for the three months ended September 30, 2006 and 2005, respectively, and $30 million and $29 million for the nine months ended September 30, 2006 and 2005, respectively.

The following tables show the components of the net periodic pension costs included in income from continuing operations.

Components of Net Periodic Pension Costs: Qualified Pension Benefits (Income)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Duke Energy Carolinas
Service cost	$12	$10	$33	$30
Interest cost on projected benefit obligation	24	26	76	78
Expected return on plan assets	(30)	(31)	(90)	(92)
Amortization of prior service cost	(1)	(1)	(3)	(3)
Amortization of loss	10	7	30	20

Net periodic pension costs	$15	$11	$46	$33

These amounts exclude pre-tax pension cost of $1 million and pension income of $4 million for the nine months ended September 30, 2006 and 2005, respectively, and pension income of $2 million for the three months ended September 30, 2005 related to Duke Capital entities which are reflected in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

Components of Net Periodic Pension Costs: Non-Qualified Pension Benefits (Income)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Duke Energy Carolinas
Interest cost on projected benefit obligation	$—	$1	$1	$2
Amortization of prior service cost	—	—	1	1

Net Periodic pension costs	$—	$1	$2	$3

These amounts exclude pre-tax pension cost of $2 million and $8 million for the nine months ended September 30, 2006 and 2005, respectively, and $4 million for the three months ended September 30, 2005 related to Duke Capital entities which are reflected in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table shows the components of the net periodic post-retirement benefit costs included in income from continuing operations.

Components of Net Periodic Post-Retirement Benefit Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Duke Energy Carolinas
Service cost benefit	$1	$1	$3	$3
Interest cost on accumulated post—retirement benefit obligation	7	6	19	20
Expected return on plan assets	(2)	(2)	(5)	(6)
Amortization of net transition liability	3	4	8	8
Amortization of prior service cost	—	—	2	2
Amortization of loss	1	—	3	2

Net periodic post—retirement benefit costs	$10	$9	$30	$29

These amounts exclude pre-tax pension cost of $8 million and $20 million for the nine months ended September 30, 2006 and 2005, respectively, and $6 million for the three months ended September 30, 2005 related to Duke Capital entities which are reflected in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Duke Energy Carolinas participates in a Duke Energy sponsored employee savings plan that covers substantially all employees. Duke Energy Carolinas expensed plan contributions, as allocated by Duke Energy and excluding amounts in discontinued operations, of $9 million and $10 million for the three months ended September 30, 2006 and 2005, respectively, and $33 million and $32 million for the nine months ended September 30, 2006 and 2005, respectively. These amounts exclude pre-tax expenses of $4 million for the three months ended September 30, 2005, and $9 million and $16 million for the nine months ended September 30, 2006 and 2005, respectively, which are reflected in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

9. Goodwill

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred its membership interests in Duke Capital to Duke Energy. Since all goodwill recorded by Duke Energy Carolinas at the time of the transfer related to acquisitions of Duke Capital, all balances have been transferred to Duke Energy. As of December 31, 2005, goodwill was allocated to the following segments: Natural Gas Transmission ($3,512 million), International Energy ($256 million) and Crescent ($7 million).

10. Marketable Securities

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred to Duke Energy all of its membership interests in Duke Capital. As a result of this transfer, Duke Energy Carolinas’ long-term investments, which are classified in Other Investments and Other Assets on the Consolidated Balance Sheets, decreased approximately $200 million from the amounts reported in Duke Energy Carolinas’ Annual Report on Form 10-K for the year ended December 31, 2005.

11. Severance

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Duke Capital to Duke Energy. As a result of these transfers, Duke Energy Carolinas’ severance reserve decreased at September 30, 2006 as compared to the amounts reported in Duke Energy Carolinas’ Annual Report on Form 10-K for the year-ended December 31, 2005.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

Severance Reserve

	Balance at January 1, 2006	Provision(a)	Adjustments(b)	Cash Reductions(c)	Balance at September 30, 2006
	(in millions)
Natural Gas Transmission	$3	$—	$(3)	$—	$—
Other	28	63	(28)	(46)	17

Total(d)	$31	$63	$(31)	$(46)	$17

(a)	Consists of an approximate $60 million accrual related to voluntary and involuntary severance as a result of Duke Energy’s merger with Cinergy and approximately $3 million related to DENA, which was recorded in the first quarter of 2006.
(b)	Consists of transfer out of Natural Gas Transmission and DENA balances as a result of Duke Energy Carolinas’ transfer of its membership interests in Duke Capital to Duke Energy (see Note 1).
(c)	Of the $46 million cash reductions, approximately $43 million relates to Duke Energy Carolinas and $3 million relates to DENA.
(d)	Substantially all remaining severance payments are expected to be applied to the reserves within one year from the date that the provision was recorded.

12. Business Segments

In conjunction with Duke Energy’s merger with Cinergy, effective with the second quarter of 2006, Duke Energy Carolinas has adopted new business segments that management believes properly align the various operations of Duke Energy Carolinas with how the chief operating decision maker views the business. Prior period segment information has been recast to conform to the new segment structure. Accordingly, Duke Energy Carolinas has the following reportable business segment:

•	Franchised Electric—consists of pre-merger Duke Power Franchised Electric segment, which includes regulated electric utility business in North Carolina and South Carolina

Duke Energy Carolinas’ chief operating decision maker regularly reviews financial information about the business unit in deciding how to allocate resources and evaluate performance. The business unit is considered a reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). There is no aggregation within Duke Energy Carolinas’ defined business segment.

Prior to Duke Energy’s merger with Cinergy on April 3, 2006, Duke Energy Carolinas operated the following business units, all of which were considered reportable segments under SFAS No. 131: Franchised Electric, Natural Gas Transmission, Field Services, International Energy and Crescent. In connection with Duke Energy’s merger with Cinergy, DENA’s continuing operations, which had been included in Other, are included as a component of the Commercial Power segment for all periods presented. As described in Note 1, on April 3, 2006, Duke Energy Carolinas transferred to Duke Energy its membership interests in Duke Capital, the results of which are included in discontinued operations in the Consolidated Statements of Operations for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005.

The remainder of Duke Energy Carolinas’ operations is presented as “Other.” While it is not considered a business segment, Other primarily includes certain allocated corporate governance costs, as well as a management fee charged by an unconsolidated affiliate. Prior to the second quarter of 2006, Other also consisted of certain discontinued hedges, DukeNet Communications, LLC, DEM, Bison Insurance Company Limited (Bison), Duke Energy Carolinas’ wholly owned, captive insurance subsidiary, and Duke Energy Carolinas’ 50% interest in Duke/Fluor Daniel (D/FD). During the nine months ended September 30, 2006, Other contained approximately $60 million of severance charges as a result of Duke Energy’s merger with Cinergy.

Accounting policies for Duke Energy Carolinas’ segment are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy Carolinas’ Annual Report on Form 10-K for the year ended December 31, 2005. Management evaluates segment performance based on earnings before interest and taxes (EBIT) from continuing operations, after deducting minority interest expense related to those profits.

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

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues(b)	Segment EBIT / Consolidated Earnings from Continuing Operations before Income Taxes
	(in millions)(a)
Three Months Ended September 30, 2006
U.S. Franchised Electric	$1,601	$496
Other	—	(72)
Interest expense	—	(71)
Interest income and other	—	6

Total consolidated	$1,601	$359

Three Months Ended September 30, 2005
U.S. Franchised Electric	$1,616	$606
Other	—	(13)
Interest expense	—	(71)
Interest income and other	—	2

Total consolidated	$1,616	$524

Nine Months Ended September 30, 2006
U.S. Franchised Electric	$4,171	$1,116
Other	—	(204)
Interest expense	—	(221)
Interest income and other	—	10

Total consolidated	$4,171	$701

Nine Months Ended September 30, 2005
U.S. Franchised Electric	$4,110	$1,216
Other	—	(150)
Interest expense	—	(217)
Interest income and other	—	5

Total consolidated	$4,110	$854

(a)	Segment results exclude results of any discontinued operations.
(b)	There were no intersegment revenues for the three and nine months ended September 30, 2006 and 2005.

Segment assets in the following table exclude intercompany transactions. The decrease in segment assets at September 30, 2006 as compared to December 31, 2005 is attributable to Duke Energy Carolinas’ transfer of its membership interest in Duke Capital to Duke Energy on April 3, 2006.

Segment Assets

	September 30, 2006	December 31, 2005
	(in millions)
U.S. Franchised Electric	$19,525	$18,739
Natural Gas Transmission	—	18,823
Field Services	—	1,377
Commercial Power	—	1,619
International	—	2,962
Crescent	—	1,507

Total reportable segments	19,525	45,027
Other	13	9,402
Reclassifications (a)	—	294

Total consolidated assets	$19,538	$54,723

(a)	Represents reclassification at December 31, 2005 of federal tax balances in consolidation.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

13. Risk Management Instruments

The following table shows the carrying value of Duke Energy Carolinas’ derivative portfolio as of September 30, 2006, and December 31, 2005.

Derivative Portfolio Carrying Value (in millions)

	September 30, 2006	December 31, 2005
Hedging	$(2)	$(17)
Trading	—	5
Undesignated	—	(53)

Total	$(2)	$(65)

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Energy Carolinas’ Consolidated Balance Sheets. The December 31, 2005 amounts exclude approximately $3.3 billion of derivative assets and $3.5 billion of derivative liabilities which were presented as assets and liabilities held for sale.

The $15 million and $5 million change in the hedging and trading portfolio fair value, respectively, is due to Duke Energy Carolinas transferring its membership interests in Duke Capital to Duke Energy (see Note 1).

The $53 million change in the undesignated derivative portfolio fair value is due primarily to the realized losses on certain contracts held by Duke Energy Carolinas related to Field Services’ commodity price risk during the first quarter 2006 and the transfer of approximately $91 million associated with Duke Energy Carolinas transferring its membership interests in Duke Capital to Duke Energy, partially offset by the realization of mark-to market gains at DENA and mark-to-market movements as a result of higher commodity prices during the first quarter 2006. As a result of the transfer of 19.7% interest in Duke Energy Field Services (DEFS) to ConocoPhillips and the third quarter 2005 deconsolidation of its investment in DEFS, Duke Energy Carolinas discontinued hedge accounting for certain contracts held by Duke Energy Carolinas related to Field Services’ commodity price risk, which were previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted future sales by Field Services, and have been retained as undesignated derivatives. Since discontinuance of hedge accounting, these contracts have been marked-to-market in the Consolidated Statements of Operations. As a result, approximately $105 million and $355 million of pre-tax losses were recognized in the three and nine months ended September 30, 2005, respectively, and are reported in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statement of Operations. Prior to Duke Energy Carolinas transferring its membership interests in Duke Capital to Duke Energy, approximately $24 million of realized and unrealized pre-tax losses related to these contracts were recognized in 2006 and are reported in (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations. Cash settlements on these contracts prior to the transfer, which amount to approximately $50 million during 2006, are classified as a component of net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows.

Duke Energy Carolinas has an immaterial amount of collateral assets as of September 30, 2006 due to the transfer of approximately $657 million of collateral assets to Duke Energy as a result of Duke Energy Carolinas transferring its membership interests in Duke Capital to Duke Energy. Included in Other Current Assets in the Consolidated Balance Sheets as of December 31, 2005 are collateral assets of approximately $1,279 million, which represents cash collateral posted by Duke Energy Carolinas with other third parties. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 are collateral liabilities of approximately $101 million, excluding approximately $528 million of collateral liabilities transferred due to Duke Energy Carolinas transferring its membership interests in Duke Capital to Duke Energy, and $708 million, respectively. Collateral liabilities represent cash collateral posted by other third parties to Duke Energy Carolinas. Subsequent to December 31, 2005, in connection with the sale to Barclays of contracts related to DENA’s energy marketing and management activities, which includes structured power and other contracts, Barclays provided DENA cash equal to the net collateral posted by DENA under the contracts. Net cash collateral received by Duke Energy Carolinas in January 2006 was approximately $540 million based on current market prices of the contracts.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

During the first quarter of 2005, Duke Energy Carolinas settled certain hedges which were documented and designated as net investment hedges of the investment in Westcoast Energy Inc. on their scheduled maturity and paid approximately $162 million. Losses recognized on this net investment hedge were classified in accumulated other comprehensive income (AOCI) as a component of foreign currency adjustments. These losses were transferred to Duke Energy as a result of Duke Energy Carolinas’ transfer of its membership interest in Duke Capital to Duke Energy (see Note 1).

Commodity Cash Flow Hedges. Duke Energy Carolinas is exposed to market fluctuations in the price of power related to its ongoing power marketing activities. Duke Energy Carolinas closely monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts to protect margins for a portion of future sales. Duke Energy Carolinas may use instruments, such as swaps, futures, forwards and options as cash flow hedges for electricity. As a result of Duke Energy Carolinas’ transfer of its membership interests in Duke Capital to Duke Energy, approximately $27 million of unrealized gains and losses associated with commodity cash flow hedges were transferred, resulting in an immaterial unrealized position at Duke Energy Carolinas for the period ended September 30, 2006. Duke Energy Carolinas’ hedging does not extend beyond 2007.

As of September 30, 2006, $4 million of pre-tax deferred net gains on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheet in AOCI, and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in AOCI will likely change prior to its reclassification into earnings.

The ineffective portion of commodity cash flow hedges was immaterial and a pre-tax loss of approximately $10 million in the three and nine months ended September 30, 2006, respectively, as compared to a pre-tax gain of $19 million and pre-tax loss of $11 million in the three and nine months ended September 30, 2005, respectively. The amount recognized for transactions that no longer qualified as cash flow hedges was immaterial for the nine months ended September 30, 2006. The amount recognized for transactions that no longer qualify as cash flow hedges was a pre-tax gain of approximately $1.2 billion in the three and nine months ended September 30, 2005, and is reported in (Loss) Income From Discontinued Operations, net of tax in the Consolidated Statement of Operations. The disqualified cash flow hedges were primarily associated with DENA’s unrealized net gains on natural gas and power cash flow hedge positions.

Commodity Fair Value Hedges. Duke Energy Carolinas is exposed to changes in the fair value of some unrecognized firm commitments to sell generated power due to market fluctuations in the underlying commodity prices. Duke Energy Carolinas actively evaluates changes in the fair value of such unrecognized firm commitments due to commodity price changes and, where appropriate, uses various instruments to hedge its market risk. These commodity instruments, such as swaps, futures and forwards, serve as fair value hedges for the firm commitments associated with generated power. As a result of Duke Energy Carolinas transferring its membership interests in Duke Capital to Duke Energy, Duke Energy Carolinas does not have any commodity fair value hedge positions remaining. The ineffective portion of commodity fair value hedges was immaterial and a pre-tax gain of $7 million in the three and nine months ended September 30, 2006, respectively, as compared to immaterial amounts in the three and nine months ended September 30, 2005, respectively.

Normal Purchases and Normal Sales. The amount recognized for transactions that no longer qualified as normal purchases/normal sales was a pretax net loss of approximately $1.9 billion in the three and nine months ended September 30, 2005, and is reported in (Loss) Income From Discontinued Operations, net of tax in the accompanying Consolidated Statement of Operations. The net loss recorded during the third quarter of 2005, which primarily included certain contracts that were being accounted for as normal purchases/normal sales, was recognized due to management’s plan for the sale or disposition of substantially all of DENA’s physical and commercial assets outside the midwestern United States and certain contractual positions related to the Midwestern assets.

14. Regulatory Matters

Regulatory Merger Approvals. As discussed in Note 1, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Service Commission of South Carolina (PSCSC) and the NCUC required that certain merger related savings be shared with consumers in South Carolina and North Carolina, respectively. The commissions also required Duke Energy Holding Corp., and/or Duke Energy Carolinas, LLC (Duke Energy Carolinas) to meet additional conditions. Key elements of these conditions include:

•	The PSCSC required that Duke Energy Carolinas provide a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing profit sharing arrangement. Approximately $15 million of the rate reduction has been passed through to customers since the ruling by the PSCSC.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

•	The NCUC required that Duke Energy Carolinas provide (i) a rate reduction of approximately $118 million for Duke Energy Carolinas’ North Carolina customers through a credit rider to existing base rates for a one-year period following the close of the merger, and (ii) $12 million to support various low income, environmental, economic development and educationally beneficial programs, the cost of which was incurred in the second quarter of 2006. Approximately $28 million of the rate reduction has been passed through to customers since the ruling by the NCUC.

In its order approving Duke Energy’s merger with Cinergy, the NCUC stated that the merger will result in a significant change in Duke Energy’s organizational structure which constitutes a compelling factor that warrants a general rate review. Therefore, as a condition of its merger approval and no later than June 2007, Duke Energy Carolinas is required to file a general rate case or demonstrate that Duke Energy Carolinas’ existing rates and charges should not be changed. This review will be consolidated with the proceeding that the NCUC is required to undertake in connection with the North Carolina clean air legislation to review Duke Energy Carolinas’ environmental compliance costs. The NCUC specifically noted that it has made no determination that the rates currently being charged by Duke Energy Carolinas are, in fact, unjust or unreasonable.

Rate Related Information. The NCUC and PSCSC approve rates for retail electric sales within their states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

NC Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that freezes electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provides for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). Duke Energy Carolinas’ amortization expense related to this clean air legislation totals approximately $825 million from inception, with approximately $62 million and $85 million recorded in the third quarter of 2006 and 2005, respectively, and approximately $188 million and $241 million recorded for the first nine months of 2006 and 2005, respectively. As of September 30, 2006, cumulative expenditures totaled approximately $717 million, with $291 million incurred for the first nine months of 2006 and $222 million incurred for the first nine months of 2005 and are included in Net Cash Used in Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas has estimated the costs to comply with the legislation as approximately $1.7 billion. Actual costs may be higher or lower than the estimate based on changes in construction costs, final federal and state environmental regulations, including, among other things, the North Carolina Clean Air legislation and the Clean Air Interstate Rule, and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. Any change in compliance costs will be included in future filings with the NCUC.

Bulk Power Marketing (BPM) Profit Sharing. The NCUC approved Duke Energy Carolinas’ proposal in June 2004 to share an amount equal to fifty percent of the North Carolina retail allocation of the profits from certain wholesale sales of bulk power from Duke Energy Carolinas’ generating units at market based rates (BPM Profits). Duke Energy Carolinas also informed the NCUC that it would no longer include BPM Profits in calculating its North Carolina retail jurisdictional rate of return for its quarterly reports to the NCUC. As approved by the NCUC, the sharing arrangement provides for fifty percent of the North Carolina allocation of BPM Profits to be distributed through various assistance programs, up to a maximum of $5 million per year. Any amounts exceeding the maximum are used to reduce rates for industrial customers in North Carolina.

On June 28, 2006, the NCUC issued an order ruling on a dispute between Duke Energy Carolinas, the NCUC Public Staff and the Carolina Utility Customers Association (CUCA) regarding the method for determining the incremental costs of emission allowances used to calculate the BPM Profits under the sharing arrangement. The Public Staff and CUCA each proposed methods that differ from the method intended by Duke Energy Carolinas when it initially requested approval of the sharing arrangement. Duke Energy Carolinas has consistently used its originally intended method since it first implemented the sharing arrangement. The NCUC adopted the Public Staff’s method and ordered Duke Energy Carolinas to file a revised rate rider on June 29, 2006, and to implement the new rider effective July 1, 2006. This ruling resulted in an $18 million charge during the nine months ended September 30, 2006, of which $11 million related to wholesale sales in 2005. On June 29, 2006, Duke Energy Carolinas filed a motion to postpone the effective date of the NCUC’s order to allow time for Duke Energy Carolinas to consider its options and to gather the necessary data to employ the Public Staff’s method and implement a revised rider. The NCUC approved Duke Energy Carolinas’ request on June 30, 2006. On July 17, 2006, Duke Energy Carolinas filed a

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

Motion for Reconsideration requesting that the NCUC reconsider its June 28, 2006 order. In the alternative, Duke Energy Carolinas requested that the NCUC make its order effective only prospectively with respect to sharing periods beginning January 1, 2007. Duke Energy Carolinas also requested that if the NCUC was not inclined to grant its request to reinstate its proposed rider, then the NCUC should approve Duke Energy Carolinas’ withdrawal of the rider at its option. The NCUC heard oral arguments on the Motion on August 29, 2006. On September 15, 2006, Duke Energy Carolinas and the Public Staff filed an Offer of Settlement under which Duke Energy Carolinas’ method would be used through June 30, 2006 and the Public Staff’s method would be used from July 1, 2006 through the end of the sharing arrangement. Additionally, the sharing arrangement would be extended for the shorter of 1 year (through December 31, 2008) or the effective date of a general rate order from the NCUC addressing the ratemaking treatment of BPM revenues. If approved, the settlement allows Duke Energy Carolinas to reverse the $18 million charge previously recognized. Duke Energy Carolinas expects a hearing on this matter in December 2006.

Duke Energy Carolinas’ Fuel Factor. On June 27, 2006, the NCUC issued its order approving a fuel factor of 1.6691 cents/kWh for the July 2006 through June 2007 billing period for Duke Energy Carolinas. The approved factor is a 13% increase from the previously approved net fuel factor of 1.4769 cents/kWh.

On September 29, 2006, the PSCSC issued its order approving Duke Energy Carolinas’ requested fuel factor of 1.7760 cents/kWh for the October 2006 through September 2007 billing period. The factor was agreed to by all parties to the case and presented to the PSCSC at a hearing on August 24, 2006. The new factor is approximately 12% higher than the current net factor of 1.5802 cents/kWh.

Other. Duke Energy Carolinas is engaged in planning efforts to meet projected load growth in its service territory. Long-term projections indicate a need for significant capacity additions, which may include new nuclear and coal facilities. Because of the long lead times required to develop such assets, Duke Energy Carolinas is taking steps now to ensure those options are available. In March 2006, Duke Energy Carolinas announced that it has entered into an agreement with Southern Company to evaluate potential construction of a new nuclear plant at a site jointly owned in Cherokee County, South Carolina. With selection of the Cherokee County site, Duke Energy Carolinas is moving forward with previously announced plans to develop an application to the U.S. Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) for two Westinghouse AP1000 (advanced passive) reactors. Each reactor is capable of producing approximately 1,117 MW. The COL application submittal to the NRC is anticipated in late 2007 or early 2008. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On September 20, 2006, Duke Energy Carolinas filed an application with the NCUC for authority to recover certain expenses related to its development and evaluation of the proposed nuclear generation facility (the William States Lee III Nuclear Station). Specifically, Duke Energy Carolinas requests an NCUC order (1) finding that work performed by Duke Energy Carolinas to ensure the availability of nuclear generation by 2016 for its customers is prudent and consistent with the promotion of adequate, reliable, and economical utility service to the citizens of North Carolina and the polices expressed in North Carolina General Statute section 62-2, and (2) providing expressly that Duke Energy Carolinas may recover in rates, in a timely fashion, the North Carolina allocable portion of its share of costs prudently incurred to evaluate and develop a new nuclear generation facility through December 31, 2007, whether or not a new nuclear facility is constructed. The application is pending.

On June 2, 2006, Duke Energy Carolinas also filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. The NCUC held public hearings in August 2006, and an evidentiary hearing in Raleigh, North Carolina concluded on September 14, 2006. Post-hearing briefs and proposed orders were filed on October 13, 2006. After the evidentiary hearing, the Company received competitive proposals for two major scopes of equipments for the Cliffside Project which suggest that the capital costs for these major components are increasing significantly due to various market pressures that will likely impact utility generation construction projects across the United States. On October 25, 2006, Duke Energy Carolinas filed a Notice of Updated Cost Information informing the NCUC of the increasing cost estimate and requesting that the NCUC issue a CPCN by mid-December 2006. Duke Energy Carolinas also requested that, to the extent the NCUC will require a further evidentiary hearing, such a hearing should be for the limited purpose of receiving evidence as to the new cost information and should be on an expedited basis in order to enable issuance of a CPCN in time to allow commencement of construction on or before April 1, 2007. On November 3, 2006, the NCUC issued an order requiring a further hearing on January 17, 2007 to consider evidence relevant to Duke Energy Carolinas’ updated cost information for the project.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

In May 2006, Duke Energy Carolinas announced an agreement to acquire an approximate 825 megawatt power plant located in Rockingham County, North Carolina, from Rockingham Power, LLC, an affiliate of Dynegy for approximately $195 million. The Rockingham plant is a peaking power plant used during times of high electricity demand, generally in the winter and summer months and consists of five 165 megawatt combustion turbine units capable of using either natural gas or oil to operate. The acquisition is consistent with Duke Energy Carolinas’ plan to meet customers’ electric needs for the foreseeable future. The transaction, which closed in November 2006, required approvals by the NCUC and FERC. In addition, approval was required from either the U.S. Department of Justice or the FTC under the Hart-Scott-Rodino Antitrust Improvement Act. The FTC approved the transaction on July 20, 2006, and the NCUC approved it on July 25, 2006. Application for FERC approval was filed on July 28, 2006 and on October 31, 2006 the FERC issued an order conditionally authorizing the transaction.

15. Commitments and Contingencies

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred its membership interests in Duke Capital to Duke Energy. As a result, all commitments and contingencies related to Duke Energy or Duke Capital are no longer contingent obligations at Duke Energy Carolinas.

Environmental

Duke Energy Carolinas is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Remediation activities. Like others in the power industry, Duke Energy Carolinas and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Carolinas operations, sites formerly owned or used by Duke Energy Carolinas entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Carolinas or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Carolinas may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

Clean Water Act. The U. S. Environmental Protection Agency’s (EPA’s) final Clean Water Act Section 316(b) rule became effective July 9, 2004. The rule establishes aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Eight of Duke Energy Carolinas’ eleven coal and nuclear-fueled generating facilities in North Carolina and South Carolina are affected sources under the rule. The rule requires a Comprehensive Demonstration Study (CDS) for each affected facility to provide information needed to determine necessary facility-specific modifications and cost estimates for implementation. These studies will be completed over the next three to five years. Once compliance measures are determined and approved by regulators, a facility will typically have five or more years to implement the measures. Due to the wide range of measures potentially applicable to a given facility, and since the final selection of compliance measures will be at least partially dependent upon the CDS information, Duke Energy Carolinas is not able to estimate its cost for complying with the rule at this time.

Clean Air Mercury Rule. The EPA finalized its Clean Air Mercury Rule (CAMR) in May 2005. The rule limits total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program. Phase 1 begins in 2010 and Phase 2 begins in 2018. The rule gives states the option of participating in the national emission allowance trading program. If a state chooses not to participate, then the rule sets a fixed limit on that state’s annual emissions. The emission controls Duke Energy Carolinas is installing to comply with North Carolina clean air legislation will contribute significantly to achieving compliance with the CAMR requirements. Duke Energy Carolinas currently estimates that the additional cost of complying with Phase 1 of the CAMR will have no material adverse effect on its consolidated results of operations, cash flows or financial position, and is currently unable to estimate the cost of complying with Phase 2 of the CAMR.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

Clean Air Interstate Rule. The EPA finalized its Clean Air Interstate Rule (CAIR) in May 2005. The rule limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern United States through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. The rule requires region wide SO2 and NOx emissions to be cut 70 percent and 65 percent, respectively, by 2015. The rule gives states the option of participating in the national emission allowance trading program. If a state chooses not to participate, then the rule sets a fixed limit on emissions from that state’s affected sources. The emission controls that Duke Energy Carolinas is installing to comply with North Carolina clean air legislation will contribute significantly to achieving compliance with the CAIR/CAMR requirements (see Note 14). Duke Energy Carolinas currently estimates that the additional cost of complying with Phase 1 of the CAIR/CAMR will have no material adverse effect on its consolidated results of operations, cash flows or financial position, and is currently unable to estimate the cost of complying with Phase 2 of the CAIR. On July 11, 2005, Duke Energy Carolinas and others filed petitions with the U.S. Court of Appeals for the District of Columbia Circuit requesting the Court to review certain elements of the EPA’s CAIR. Duke Energy Carolinas is seeking to have the EPA revise the method of allocating SO2 emission allowances to entities under the rule.

Extended Environmental Activities Accruals. Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $9 million and $6 million as of September 30, 2006 and December 31, 2005, respectively. These accruals represent Duke Energy Carolinas’ provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

Litigation

New Source Review/EPA/Carbon Dioxide Litigation. In 2000, the U.S. Justice Department, acting on behalf of the EPA, filed a complaint against Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina, for alleged violations of the Clean Air Act (CAA). The EPA claims that 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units were major modifications, as defined in the CAA, and that Duke Energy Carolinas violated the CAA when it undertook those projects without obtaining permits and installing emission controls for SO2, NOx and particulate matter. The complaint asks the Court to order Duke Energy Carolinas to stop operating the coal-fired units identified in the complaint, install additional emission controls and pay unspecified civil penalties. Duke Energy Carolinas asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions. In August 2003, the trial Court issued a summary judgment opinion adopting Duke Energy Carolinas’ legal positions, and on April 15, 2004, the Court entered Final Judgment in favor of Duke Energy Carolinas. The government appealed the case to the U.S. Fourth Circuit Court of Appeals. On June 15, 2005, the Fourth Circuit ruled in favor of Duke Energy Carolinas and effectively adopted Duke Energy Carolinas’ view that permitting of projects is not required unless the work performed implicates a net increase in the hourly rate of emissions. The Fourth Circuit did not reach the question of “routine”. The EPA sought rehearing in the Fourth Circuit, which was denied. On November 1, 2006, oral arguments were made before the U.S. Supreme Court.

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims relating to damages for personal injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants during the 1960s and 1970s. Duke Energy Carolinas has third-party insurance to cover losses related to these asbestos-related injuries and damages above a certain aggregate deductible. The insurance policy, including the policy deductible and reserves, provided for coverage to Duke Energy Carolinas up to an aggregate of $1.6 billion when purchased in 2000. Probable insurance recoveries related to this policy are classified in the Consolidated Balance Sheets as Other within Investments and Other Assets. Amounts recognized as reserves in the Consolidated Balance Sheets, which are not anticipated to exceed the coverage, are classified in Other Deferred Credits and Other Liabilities and Other Current Liabilities and are based upon Duke Energy Carolinas’ best estimate of the probable liability for future asbestos claims. These reserves are based upon current estimates and are subject to uncertainty. Factors such as the frequency and magnitude of future claims could change the current estimates of the related reserves and claims for recoveries reflected in the accompanying Consolidated Financial Statements. However, management of Duke Energy Carolinas does not currently anticipate that any changes to these estimates will have any material adverse effect on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

Other Litigation and Legal Proceedings. Duke Energy Carolinas and its subsidiaries are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

Duke Energy Carolinas has exposure to certain legal matters that are described herein. As of September 30, 2006 and December 31, 2005, Duke Energy Carolinas has recorded reserves of approximately $1.2 billion and $1.4 billion, respectively, for these proceedings and exposures, which is recorded in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. Duke Energy Carolinas has insurance coverage for certain of these losses incurred. As of September 30, 2006 and December 31, 2005, Duke Energy Carolinas has recognized approximately $1.0 billion of probable insurance recoveries related to these losses, which is recorded in Other Investments and Other Assets on the Consolidated Balance Sheets. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Duke Energy Carolinas expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Energy Carolinas enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

16. Guarantees and Indemnifications

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Duke Capital to Duke Energy. All financial and performance guarantees that existed at Duke Energy Carolinas prior to the transfer of its membership interests in Duke Capital to Duke Energy were structured such that either Duke Energy or Duke Capital served as the guarantor. Accordingly, effective April 3, 2006, Duke Energy Carolinas has no remaining obligations under any material existing financial or performance guarantees.

17. Related Party Transactions

Balances due to or due from related parties included in the Consolidated Balance Sheets as of September 30, 2006 are as follows:

Assets/(Liabilities)

September 30, 2006
(in millions)
Other current assets—prepayment to Duke Energy(a)	$9
Other noncurrent assets—due from Duke Energy(b)	12
Other noncurrent assets—due from Cinergy(b)	2
Other noncurrent liabilities—due to Duke Capital(c)	(306)

(a)	The balance is classified as Other Current Assets in the Consolidated Balance Sheets.
(b)	The balance is classified as Other Investments and Other Assets on the Consolidated Balance Sheets.
(c)	The balance is classified as Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

Duke Energy Carolinas is allocated its proportionate share of corporate governance and other costs by an unconsolidated affiliate. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, legal and accounting fees, as well as other third party costs. During the three months ended September 30, 2006, Duke Energy Carolinas recorded governance expenses and shared services expenses of $105 million and $72 million, respectively. During the six months ended September 30, 2006, Duke Energy Carolinas recorded governance expenses and shared services expenses of $200 million and $137 million, respectively. Additionally, Duke Energy Carolinas is charged a management fee by the same unconsolidated affiliate that amounted to $26 million and $45 million for the three and six months ended September 30, 2006, respectively. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

During the six months ended September 30, 2006, Duke Energy Carolinas received a $200 million capital contribution from its parent, Duke Energy. In addition, on April 3, 2006, Duke Energy transferred $761 million of cash of Duke Capital to its parent, Duke Energy, as a result of Duke Energy Carolinas transferring all of its membership interests in Duke Capital to Duke Energy.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

In February 2005, DEFS sold its wholly owned subsidiary TEPPCO GP, the general partner of TEPPCO LP, for approximately $1.1 billion and Duke Energy Carolinas sold its limited partner interest in TEPPCO LP for approximately $100 million. Prior to the completion of these sale transactions, Duke Energy Carolinas accounted for its investment in TEPPCO LP under the equity method of accounting. For the three months ended March 31, 2005, TEPPCO LP had operating revenues of approximately $1,524 million, operating expenses of approximately $1,463 million, operating income of approximately $61 million, income from continuing operations of approximately $46 million, and net income of approximately $47 million.

In July 2005, Duke Energy Carolinas completed the transfer of a 19.7% interest in DEFS to ConocoPhillips, Duke Energy Carolinas’ co-equity owner in DEFS, which reduced Duke Energy Carolinas’ ownership interest in DEFS from 69.7% to 50% and resulted in Duke Energy Carolinas and ConocoPhillips becoming equal 50% owners of DEFS. As a result of this transaction, Duke Energy Carolinas deconsolidated its investment in DEFS and subsequently accounted for the investment using the equity method of accounting through April 3, 2006. As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Duke Capital, which included the investment in DEFS, to Duke Energy. Duke Energy Carolinas’ 50% of equity in earnings of DEFS for the three months ended March 31, 2006 was approximately $146 million. During the three months ended March 31, 2006, Duke Energy Carolinas had gas sales to, purchases from, and other operating expenses from affiliates of DEFS of approximately $34 million, $8 million and $4 million, respectively. Additionally, Duke Energy Carolinas received approximately $90 million in distributions of earnings from DEFS during the three months ended March 31, 2006, which are included in Other, assets within Cash Flows from Operating Activities in the accompanying Consolidated Statements of Cash Flows. Summary financial information for DEFS, which was accounted for under the equity method, for the three months ended March 31, 2006 is as follows:

Three months Ended March 31, 2006
(in millions)
Operating revenues	$3,309
Operating expenses	$2,994
Operating income	$315
Net income	$291

DEFS is a limited liability company which is a pass-through entity for U.S. income tax purposes. DEFS also owns corporations who file their own respective, federal, foreign and state income tax returns and income tax expense related to these corporations is included in the income tax expense of DEFS. Therefore, DEFS’ net income does not include income taxes for earnings which are pass-through to the members based upon their ownership percentage and Duke Energy Carolinas recognizes the tax impacts of its share of DEFS’ pass-through earnings in its income tax expense from continuing operations in the accompanying Consolidated Statements of Operations.

Also see Notes 4 and 8 for additional related party information.

18. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Carolinas subsequent to September 30, 2005 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 123(R) “Share-Based Payment” (SFAS No. 123(R)). In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For Duke Energy Carolinas, timing for implementation of SFAS No. 123(R) was January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an acceptable alternative. Instead, Duke Energy Carolinas is required to determine an appropriate expense for stock options and record compensation expense in the Consolidated Statements of Operations for stock options. Duke Energy Carolinas implemented SFAS No. 123(R) using the modified prospective transition method, which required Duke Energy Carolinas to record compensation expense for all unvested awards beginning January 1, 2006.

Duke Energy Carolinas currently also has retirement eligible employees with outstanding share-based payment awards (unvested stock awards, stock based performance awards and phantom stock awards). Compensation cost related to those awards was previously expensed over the stated vesting period or until actual retirement occurred. Effective January 1, 2006, Duke Energy Carolinas is required

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

to recognize compensation cost for new awards granted to employees over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Awards, including stock options, granted to employees that are already retirement eligible are deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards is recognized on the date such awards are granted.

The adoption of SFAS No. 123(R) did not have a material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position in 2006 based on awards outstanding as of the implementation date. However, the impact to Duke Energy Carolinas in periods subsequent to adoption of SFAS No. 123(R) will be largely dependent upon the nature of any new share-based compensation awards issued to employees. (See Note 4).

SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (SFAS No. 153). In December 2004, the FASB issued SFAS No. 153 which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by eliminating the exception to the fair-value principle for exchanges of similar productive assets, which were accounted for under APB Opinion No. 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS No. 153 also eliminates APB Opinion No. 29’s concept of culmination of an earnings process. The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits. Commercial substance is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. If the difference is significant, the transaction is considered to have commercial substance and should be recognized at fair value. SFAS No. 153 is effective for nonmonetary transactions occurring on or after July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB No. 107). On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued SAB No. 107 to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. Duke Energy Carolinas adopted SFAS No. 123(R) and SAB No. 107 effective January 1, 2006.

FIN No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47). In March 2005, the FASB issued FIN No. 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” (SFAS No. 143). A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN No. 47 were effective for Duke Energy Carolinas as of December 31, 2005, and resulted in an increase in assets of $31 million, an increase in liabilities of $35 million and a net-of-tax cumulative effect adjustment to earnings of approximately $4 million.

FASB Staff Position (FSP) No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (FSP No. FAS 123(R)-4). In February 2006, the FASB staff issued FSP No. FAS 123(R)-4 to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance amends SFAS No. 123(R). FSP No. FAS 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. FSP No. FAS 123(R)-4 applies only to options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP No. FAS 123(R)-4 was effective for Duke Energy Carolinas as of April 1, 2006. Duke Energy Carolinas adopted SFAS No. 123(R) as of January 1, 2006 (see Note 4). The adoption of FSP No. FAS 123(R)-4 did not have a material impact on Duke Energy Carolinas’ consolidated statement of operations, cash flows or financial position.

FSP No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (FSP No. FAS 115-1 and 124-1). The FASB issued FSP No. FAS 115-1 and 124-1 in November 2005, which was effective for Duke Energy Carolinas beginning January 1, 2006. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,”

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

and APB Opinion No. 18. The adoption of FSP No. FAS 115-1 and 124-1 did not have a material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered In Applying FASB Interpretation No. 46(R)” (FSP No. FIN 46(R)-6). In April 2006, the FASB staff issued FSP No. FIN 46(R)-6 to address how to determine the variability to be considered in applying FIN 46(R), “Consolidation of Variable Interest Entities.” The variability that is considered in applying FIN 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This guidance is effective for all entities with which Duke Energy Carolinas first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006. The adoption of FSP No. FIN 46(R)-6 did not have a material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

EITF Issue No. 05-1, “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuer’s Exercise of a Call Option” (EITF No. 05-1). In June 2006, the EITF reached a consensus on EITF No. 05-1. The consensus requires that the issuance of equity securities to settle a debt instrument (pursuant to the instrument’s original conversion terms) that became convertible upon the issuer’s exercise of a call option be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date. If the debt instrument did not contain a substantive conversion option as of its issuance date, the issuance of equity securities to settle the debt instrument should be accounted for as a debt extinguishment. The consensus was effective for Duke Energy Carolinas for all conversions within its scope that resulted from the exercise of call options beginning July 1, 2006. The adoption of EITF No. 05-1 did not have a material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Carolinas as of September 30, 2006:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for Duke Energy Carolinas for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. Duke Energy Carolinas does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows or financial position.

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Duke Energy Carolinas’ current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Duke Energy Carolinas, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. Duke Energy Carolinas is currently evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact of SFAS No. 157 on its consolidated results of operations, cash flows or financial position.

SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No 108). In September 2006 the SEC issued SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Traditionally, there have been two widely-recognized approaches for quantifying the effects of financial statement misstatements. The income statement approach focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The balance sheet approach, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach (a “dual approach”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

SAB No. 108 is effective for Duke Energy Carolinas’ year ending December 31, 2006. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii), under certain circumstances, recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Duke Energy Carolinas currently uses a dual approach for quantifying identified financial statement misstatements. Therefore, Duke Energy Carolinas does not anticipate the adoption of SAB No. 108 will have any material impact on its consolidated results of operations, cash flows or financial position.

FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN No. 48). On July 13, 2006, the FASB issued FIN No. 48, which interprets SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based solely on the technical merits, the position will be sustained upon final resolution. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. The Interpretation is effective for Duke Energy Carolinas as of January 1, 2007. Duke Energy Carolinas is currently evaluating the impact of adopting FIN No. 48, and cannot currently estimate the impact of FIN No. 48 on its consolidated results of operations, cash flows or financial position.

FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (FSP No. FAS 123(R)-5). In October 2006, the FASB staff issued FSP No. FAS 123(R)-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (FSP No. FAS 123(R)-1). In August 2005, the FASB staff issued FSP No. FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230–A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable generally accepted accounting principles. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. This FSP is effective for Duke Energy Carolinas as of January 1, 2007. Duke Energy Carolinas is currently evaluating the impact of adopting FSP No. FAS 123(R)-5 and cannot currently estimate the impact of adopting FSP No. FAS 123(R)-5 on its consolidated results of operations, cash flows or financial position.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP No. AUG AIR-1). In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP is effective for Duke Energy Carolinas as of January 1, 2007 and will be applied and retrospectively for all financial statements presented. Duke Energy Carolinas does not anticipate the adoption of FSP No. AUG AIR-1 will have any material impact on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e. included in revenues and costs) or net (i.e. exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus is effective for Duke Energy Carolinas beginning January 1, 2007. Duke Energy Carolinas does not anticipate the adoption of EITF No. 06-3 will have any material impact on its consolidated results of operations, cash flows or financial position.

PART I

DUKE ENERGY CAROLINAS, LLC

(formerly Duke Power Company LLC, which was formerly Duke Energy Corporation)

Notes To Unaudited Consolidated Financial Statements—(Continued)

19. Income Tax Expense

Although the outcome of tax audits is uncertain, management believes that adequate provisions for income and other taxes have been made for potential liabilities resulting from such matters. As of September 30, 2006, Duke Energy Carolinas has total provisions of approximately $34 million for uncertain tax positions, as compared to approximately $150 million as of December 31, 2005, including interest. The decrease in uncertain tax positions at September 30, 2006 as compared to December 31, 2005 is primarily due to the transfer by Duke Energy Carolinas of all of its membership interests in Duke Capital to Duke Energy effective April 3, 2006. Management is not aware of any issues for open tax years that upon final resolution are expected to have a material adverse effect on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position. Duke Energy Carolinas is also negotiating for Federal Income Tax refunds, including interest, that are not reflected in the financial statements.

The effective tax rate on income from continuing operations for the three months ended September 30, 2006 was approximately 35.9% as compared to the effective tax rate of 35.1% for the same period in 2005. The effective tax rate on income from continuing operations for the nine months ended September 30, 2006 was approximately 35.4% as compared to the effective tax rate of 34.0% for the same period in 2005. The increase in the effective tax rate for the three and nine months ended September 30, 2006 as compared to the same periods in the prior year primarily relates to the removal of certain favorable permanent items that, as a result of the organizational restructuring, no longer exist at Duke Energy Carolinas. The accrual of additional income taxes made during the third quarter of 2006 establishes a year to date effective tax rate which is reflective of the ongoing operations of Duke Energy Carolinas.

20. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. Components of other comprehensive income and accumulated other comprehensive income for the nine months ended September 30, 2006 and 2005 are presented in the Consolidated Statements of Member’s Equity/Stockholders’ Equity.

Total Comprehensive Income (Loss) (in millions)

	Three Months Ended September 30,
	2006	2005
Net Income	$230	$41

Other comprehensive income (loss):
Foreign currency translation adjustments	—	309
Net unrealized gains on cash flow hedges[a]	2	165
Reclassification into earnings from cash flow hedges[b]	—	(878)

Other comprehensive income (loss), net of tax	2	(404)

Total Comprehensive Income (Loss)	$232	$(363)

[a]	Net unrealized gains on cash flow hedges, net of $1 million and $107 million tax expense for the three months ended September 30, 2006 and 2005, respectively.
[b]	Reclassification into earnings from cash flow hedges, net of $502 million tax benefit for the three months ended September 30, 2005. Reclassification into earnings from cash flow hedges for the three months ended September 30, 2005, is due primarily to the recognition of DENA’s unrealized net gains on the discontinuance of commodity cash flow hedge contracts as a result of the sale to LS Power Equity Partners of substantially all of DENA’s assets and contracts outside of the Midwestern United States and certain contractual positions related to the Midwestern assets (see Notes 2 and 13).

21. Subsequent Events

For information on subsequent events related to acquisitions, debt and credit facilities, regulatory matters, and commitments and contingencies, see Notes 1, 3, 7, 14 and 15, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (Duke Energy) and Old Duke Energy converted its form of organization from a North Carolina corporation to a North Carolina limited liability company named Duke Power Company LLC (Duke Power). As a result of the merger transactions, each share of common stock of Old Duke Energy was exchanged for one share of Duke Energy common stock, with Duke Energy becoming the owner of Old Duke Energy shares. All shares of Old Duke Energy were subsequently converted into membership interests in Duke Power, which is owned by Duke Energy. Effective October 1, 2006, Duke Power changed its name to Duke Energy Carolinas, LLC (collectively with its subsidiaries, Duke Energy Carolinas). The term “Duke Energy Carolinas,” used in this report for all periods presented, refers to Old Duke Energy or to Duke Energy Carolinas, as the context requires. Additionally, the term “Duke Energy” as used in this report refers to Old Duke Energy or Duke Energy, as the context requires.

Up through April 3, 2006, Duke Energy Carolinas represented a leading energy company located in the Americas with a real estate subsidiary. On April 3, 2006, Duke Energy Carolinas transferred to its parent, Duke Energy Corporation, all of its membership interests in its wholly-owned subsidiary Duke Capital LLC (Duke Capital), including the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM), which Duke Energy Carolinas transferred to Duke Capital on April 1, 2006. As a result of Duke Energy Carolinas’ transfer of its membership interests in Duke Capital, Duke Capital’s results of operations, including DEM and Duke Energy Merchant Finance, LLC, for the three months ended March 31, 2006 and the three and nine months ended September 30, 2005 are reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Following these transactions, Duke Energy Carolinas is a utility company with operations in North Carolina and South Carolina.

Executive Overview

For the nine months ended September 30, 2006, Duke Energy Carolinas reported income from continuing operations of $453 million and net income of $639 million as compared to income from continuing operations of $564 million and net income of $1,218 million for the nine months ended September 30, 2005. The decrease in income from continuing operations, which primarily represents results of operations of the regulated electric utility business in North Carolina and South Carolina, for the nine months ended September 30, 2006 as compared to the same period in the prior year was primarily due to the following:

•	An approximate $105 million pre-tax increase in operation and maintenance expenses, primarily related to severance charges and increased base load station maintenance costs;
•	An approximate $62 million pre-tax decrease in wholesale power profits, net of the bulk power marketing sharing arrangement, as a result of production constraints caused by generation outages and mild weather. This includes an approximate $18 million pre-tax charge due to an order issued by the North Carolinas Utilities Commission (NCUC) in 2006 to change the method for calculating profits from wholesale sales of bulk power and related profit sharing. This order was retroactive to January 1, 2005, and therefore, $11 million of the recorded charge related to wholesale sales of bulk power in 2005;
•	A $42 million decrease related to the sharing of anticipated merger savings by way of a temporary rate decrement rider with regulated North Carolina and South Carolina customers. As a requirement of the merger, Duke Energy Carolinas is required to share anticipated merger savings of approximately $117 million with North Carolina customers and approximately $40 million with South Carolina customers over a one year period; partially offset by
•	An approximate $53 million pre-tax decrease in regulatory amortization, due primarily to reduced amortization of compliance costs related to clean air legislation;
•	An approximate $42 million decrease in income tax expense from continuing operations, primarily attributable to lower pre-tax earnings
•	An approximate $19 million pre-tax increase in revenues primarily related to an increase in the number of residential and general service customers in Duke Power’s service territory.

PART I

The decrease in net income of $579 million is primarily attributable to the above and the operations of Duke Capital, which were transferred to Duke Energy on April 3, 2006. The results of operations for Duke Capital are presented in (Loss) Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations for the three months ended September 30, 2005 and the nine months ended September 30, 2006 and 2005.

Other Issues. Duke Energy Carolinas’ business is evaluating the construction of several large, new electric generating plants in North Carolina and South Carolina. During this evaluation process, Duke Energy Carolinas has begun to see significant increases in the estimated costs of these projects driven by strong domestic and international demand for the material, equipment, and labor necessary to construct these facilities. As a result of such increases, Duke Energy Carolinas recently made a filing with the North Carolina Utilities Commission related to the Duke Energy Carolinas request for a Certificate of Public Convenience and Necessity (CPCN) to build two 800-megawatt coal units at its existing Cliffside Steam Station. In this filing, Duke Energy Carolinas states the rising costs described above could increase the cost of building the Cliffside units from approximately $2 billion to approximately $3 billion. Duke Energy Carolinas made this updated filing so that the Commission would have the very latest cost information prior to issuing a CPCN in this proceeding.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Duke Energy Carolinas in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Duke Energy Carolinas in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, Duke Energy Carolinas has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006, and, based upon this evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, Duke Energy Carolinas has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2006 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

On April 3, 2006, the previously announced merger between Duke Energy and Cinergy was consummated. Duke Energy is currently in the process of integrating Cinergy’s operations and will be conducting control reviews pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Note 1 to the Consolidated Financial Statements for additional information relating to the merger.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2006, see Note 14 to the Consolidated Financial Statements, “Regulatory Matters” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy Carolinas’ Annual Report on Form 10-K for the year ended December 31, 2005, as have been updated in Duke Energy Carolinas’ Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006, which could materially affect Duke Energy Carolinas’ financial condition or future results. Additional risks and uncertainties not currently known to Duke Energy Carolinas or that Duke Energy Carolinas currently deems to be immaterial also may materially adversely affect Duke Energy Carolinas’ financial condition and/or results of operations.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

Exhibit Number
*3.1	Amended Certificate of Incorporation, effective October 1, 2006

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY CAROLINAS, LLC

Date: November 13, 2006	/s/ MYRON L. CALDWELL
Myron L. Caldwell Group Vice President and Chief Financial Officer

Date: November 13, 2006	/s/ DWIGHT L. JACOBS
Dwight L. Jacobs Vice President and Controller