Form 10-Q
period 2007-03-31
Duke Energy Carolinas, LLC
filed 2007-05-14
CIK 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

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

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instructions H(2) of Form 10-Q.

INDEX

DUKE ENERGY CAROLINAS, LLC

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2007

Item		Page
PART I. FINANCIAL INFORMATION

1.	Financial Statements	3
	Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006	3
	Unaudited Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	4
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	6
	Unaudited Consolidated Statements of Member’s Equity/Common Stockholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2007 and 2006	7
	Unaudited Notes to the Consolidated Financial Statements	8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

4.	Controls and Procedures	30

PART II. OTHER INFORMATION

1.	Legal Proceedings	31

1A.	Risk Factors	31

6.	Exhibits	32

	Signatures	33

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
•

State and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the electric industry;

•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Carolinas, LLC’s (Duke Energy Carolinas’) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Carolinas’ operations, including the economic, operational and other effects of hurricanes, tornados and other natural phenomena;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•

The results of financing efforts, including Duke Energy Carolinas’ ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Energy Carolinas’ credit ratings and general economic conditions;

•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Energy Carolinas for Duke Energy Corporation’s defined benefit pension plans;
•	The level of credit worthiness of counterparties to Duke Energy Carolinas’ transactions;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	The performance of electric generation facilities; and
•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended March 31,
	2007	2006
Operating Revenues – Regulated Electric	$1,333	$1,292

Operating Expenses
Operation, maintenance and other	385	366
Fuel used in electric generation and purchased power	348	300
Depreciation and amortization	233	231
Property and other taxes	80	77
Total operating expenses	1,046	974
Gains on Sales of Other Assets and Other, net	1	—
Operating Income	288	318
Other Income and Expenses, net	7	10

Interest Expense	73	75
Income From Continuing Operations Before Income Taxes	222	253
Income Tax Expense from Continuing Operations	76	81
Income From Continuing Operations	146	172

Income From Discontinued Operations, net of tax	—	186
Net Income	$146	$358

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$21	$38
Short-term investments	16	221
Receivables (net of allowance for doubtful accounts of $4 at March 31, 2007 and $5 at December 31, 2006)	647	679
Inventory	600	554
Unrealized gains on mark-to-market and hedging transactions	—	8
Other	167	284
Total current assets	1,451	1,784
Investments and Other Assets
Investments in unconsolidated affiliates	2	2
Nuclear decommissioning trust funds	1,811	1,775
Other	1,086	1,088
Total investments and other assets	2,899	2,865
Property, Plant and Equipment
Cost	23,012	22,660
Less accumulated depreciation and amortization	8,507	8,341
Net property, plant and equipment	14,505	14,319
Regulatory Assets and Deferred Debits
Deferred debt expense	190	193
Regulatory assets related to income taxes	394	396
Other	546	540
Total regulatory assets and deferred debits	1,130	1,129
Total Assets	$19,985	$20,097

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	March 31, 2007	December 31, 2006
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$599	$913
Notes payable and commercial paper	19	—
Taxes accrued	130	56
Interest accrued	86	79
Current maturities of long-term debt	979	226
Unrealized losses on mark-to-market and hedging transactions	1	2
Other	279	351
Total current liabilities	2,093	1,627
Long-term Debt	4,289	5,044
Deferred Credits and Other Liabilities
Deferred income taxes	2,066	2,127
Investment tax credit	133	135
Unrealized losses on mark-to-market and hedging transactions	3	3
Asset retirement obligations	2,201	2,162
Other	3,077	3,019
Total deferred credits and other liabilities	7,480	7,446
Commitments and Contingencies
Member’s Equity
Member’s equity	6,130	5,984
Accumulated other comprehensive loss	(7)	(4)
Total member’s equity	6,123	5,980
Total Liabilities and Member’s Equity	$19,985	$20,097

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$146	$358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	251	438
Gains on sales of investments in commercial and multi-family real estate	—	(26)
Gains on sales of equity investments and other assets	(1)	(11)
Deferred income taxes	(34)	(40)
Minority Interest	—	15
Equity in earnings of unconsolidated affiliates	1	(175)
Purchased capacity levelization	(3)	(2)
Contributions to company-sponsored pension plans	—	(11)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(3)	80
Receivables	(214)	538
Inventory	(43)	174
Other current assets	103	821
Increase (decrease) in
Accounts payable	(147)	(1,093)
Taxes accrued	36	(64)
Other current liabilities	(60)	(379)
Capital expenditures for residential real estate	—	(115)
Cost of residential real estate sold	—	42
Other, assets	204	27
Other, liabilities	57	154
Net cash provided by operating activities	293	731
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(467)	(560)
Investment expenditures	(1)	(69)
Acquisitions, net of cash acquired	—	(90)
Purchases of available-for-sale securities	(2,561)	(7,488)
Proceeds from sales and maturities of available-for-sale securities	2,700	8,039
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	2	28
Proceeds from the sales of commercial and multi-family real estate	—	56
Settlement of net investment hedges and other investing derivatives	—	(50)
Purchases of emission allowances	(8)	—
Other	8	(4)
Net cash used in investing activities	(327)	(138)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	—	6
Issuance of common stock and common stock related to employee benefit plans	—	14
Payments for the redemption of:
Long-term debt	(1)	(40)
Notes payable and commercial paper	18	68
Distributions to minority interests	—	(157)
Contributions from minority interests	—	137
Dividends paid	—	(289)
Repurchase of common shares	—	(69)
Other	—	11
Net cash provided by (used in) financing activities	17	(319)
Net (decrease) increase in cash and cash equivalents	(17)	274
Cash and cash equivalents at beginning of period	38	511
Cash and cash equivalents at end of period	$21	$785

Supplemental Disclosures
Significant non-cash transactions:
AFUDC – equity component	$10	$10

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY/COMMON STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Member’s Equity	Common Stock	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance December 31, 2005	928	$—	$10,446	$5,277	$846	$(87)	$(60)	$17	$16,439
Net income	—	—	—	358	—	—	—	—	358
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	59	—	—	—	59
Net unrealized gains on cash flow hedges(a)	—	—	—	—	—	5	—	—	5
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	11	—	—	11
Other(c)	—	—	—	—	—	—	—	16	16

Total comprehensive income									449
Dividend reinvestment and employee benefits	1	—	22	—	—	—	—	—	22
Stock repurchases	(2)	—	(69)	—	—	—	—	—	(69)
Common stock dividends	—	—	—	(289)	—	—	—	—	(289)

Balance March 31, 2006	927	$—	$10,399	$5,346	$905	$(71)	$(60)	$33	$16,552

Balance December 31, 2006	—	$5,984	$—	$—	$—	$(4)	$—	$—	$5,980
Net income	—	146	—	—	—	—	—	—	146
Other Comprehensive Income
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	(3)	—	—	(3)

Total comprehensive income									143

Balance March 31, 2007	—	$6,130	$—	$—	$—	$(7)	$—	$—	$6,123
(a)	Net of $3 tax expense in 2006.
(b)	Reclassification into earnings from cash flow hedges, net of $1 tax benefit in 2007 and $7 tax expense in 2006. Reclassification into earnings from cash flow hedges in 2006 is due primarily to the recognition of Duke Energy North America’s (DENA) unrealized net gains related to hedges on forecasted transactions which will no longer occur as a result of the sale to LS Power of substantially all of DENA’s assets and contracts outside of the Midwestern United States and certain contractual positions related to the Midwestern assets (see note 8).
(c)	Net of $8 tax expense in 2006.

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

Up through April 3, 2006, Duke Energy Carolinas represented an energy company located in the Americas with a real estate subsidiary. On April 3, 2006, Duke Energy Carolinas transferred to its parent, Duke Energy, all of its membership interests in its wholly-owned subsidiary Spectra Energy Capital, LLC (Spectra Energy Capital, formerly Duke Capital LLC), including the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM), which Duke Energy Carolinas transferred to Spectra Energy Capital on April 1, 2006. As a result of Duke Energy Carolinas’ transfer of its membership interests in Spectra Energy Capital, Spectra Energy Capital’s results of operations, including DEM, for the three months ended March 31, 2006 are reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Following these transactions, Duke Energy Carolinas is an electric utility company with operations in North Carolina and South Carolina.

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

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Carolinas, as well as Duke Energy Carolinas’ 12.5% undivided interest in the Catawba Nuclear Station.

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy Carolinas’ financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units, changing commodity prices and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Carolinas’ Form 10-K for the year ended December 31, 2006.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications. Certain prior period amounts on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been reclassified to conform to the presentation for the current period.

Other Current and Non-Current Liabilities. At March 31, 2007 and December 31, 2006, approximately $1,455 million and $1,433 million, respectively, of regulatory liabilities associated with asset removal costs was included in Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. At March 31, 2007, this balance exceeded 5% of total liabilities. Also see “Other Litigation and Legal Proceedings” in Note 12 for additional liability amounts that exceeded 5% of total liabilities.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

2. Acquisitions and Dispositions

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

On April 3, 2006, the merger between Duke Energy and Cinergy was consummated (see Note 1 for additional information). See Note 11 for discussion of regulatory impacts of the merger to Duke Energy Carolinas.

See Note 8 for discussion of businesses acquired during the three months ended March 31, 2006 that were included in the transfer of Spectra Energy Capital to Duke Energy on April 3, 2006 and, accordingly, are included in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

3. Stock-Based Compensation

Subsequent to April 2006, Duke Energy Carolinas and its subsidiaries are allocated stock-based compensation expense from Duke Energy as certain of its employees participate in Duke Energy’s stock-based compensation programs. Effective January 1, 2006, Duke Energy Carolinas adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Duke Energy Carolinas elected to adopt the modified prospective application method as provided by SFAS No. 123(R). There were no modifications to outstanding stock options prior to the adoption of SFAS No. 123(R).

Impact of Spin-off on Equity Compensation Awards

On January 2, 2007, Spectra Energy Corp. (Spectra Energy) was spun off by Duke Energy to its shareholders. In connection with this transaction, Duke Energy distributed substantially all the shares of common stock of Spectra Energy to Duke Energy shareholders. The distribution ratio approved by Duke Energy’s Board of Directors was one-half share of Spectra Energy common stock for every share of Duke Energy common stock.

Effective with the spin-off, all previously granted Duke Energy long-term incentive plan equity awards were split into Duke Energy and Spectra Energy equity-related awards, consistent with the spin-off conversion ratio. Each equity award (stock option, phantom share, performance share and restricted stock award) was split into two awards: a Duke Energy award (issued by Duke Energy in Duke Energy shares) and a Spectra Energy award (issued by Spectra Energy in Spectra Energy shares). The number of shares covered by the adjusted Duke Energy award equals the number of shares covered by the original award, and the number of shares covered by the Spectra Energy award equal the number of shares that would have been received in the spin-off by a non-employee shareholder (which reflected the one-half share of Spectra Energy common stock for every share of Duke Energy common stock distribution ratio for Spectra Energy shares).

Stock option exercise prices were adjusted using a formula approved by the Duke Energy Compensation Committee that was designed to preserve the exercise versus market price spread (whether “in the money” or “out of the money”) of each option. All equity award adjustments were designed to equalize the fair value of each award before and after the spin-off. Accordingly, no material incremental compensation expense was recognized as a result of the equity award adjustments.

Duke Energy Carolinas’ future stock-based compensation expense will not be significantly impacted by the equity award adjustments that occurred as a result of the spin-off. Stock-based compensation expense recognized in future periods will correspond to the unrecognized compensation expense as of the date of the spin-off. Unrecognized compensation expense as of the date of the spin-off reflects the unamortized balance of the original grant date fair value of the equity awards held by Duke Energy Carolinas employees (regardless of whether those awards are linked to Duke Energy common stock or Spectra Energy common stock).

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Duke Energy Carolinas recorded pre-tax stock-based compensation expense included in Income From Continuing Operations for the three months ended March 31, 2007 and 2006 as follows:

	Three Months Ended March 31 (in millions)
	2007	2006
Phantom Stock	$2	$1
Performance Awards	1	1

Total	$3	$2

The tax benefit associated with the recorded expense in income from continuing operations for the three months ended March 31, 2007 and 2006 was approximately $1 million for both periods.

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Spectra Energy Capital to Duke Energy. Accordingly, pre-tax stock-based compensation expense of approximately $10 million for the three months ended March 31, 2006 was included in Income from Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2006	4,425	$18
Exercised	(53)	11
Forfeited or expired	(643)	17

Outstanding at March 31, 2007	3,729	18

Exercisable at March 31, 2007	3,729	$18

There were no option grants during the three months ended March 31, 2007 or 2006.

Performance Awards

Duke Energy awarded 317,460 shares (fair value of approximately $5 million) to employees of Duke Energy Carolinas during the three months ended March 31, 2007. There were no performance shares issued during the three months ended March 31, 2006.

The following table summarizes certain information about stock-based performance awards outstanding at March 31, 2007:

Shares
Number of Stock-based Performance Awards:
Outstanding at December 31, 2006	689,723
Granted	317,460
Vested	(227,082)
Forfeited	(48,330)

Outstanding at March 31, 2007	731,771

As of March 31, 2007, Duke Energy Carolinas had approximately $7 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 1.9 years.

Phantom Stock Awards

Duke Energy awarded 222,010 shares (fair value of approximately $4 million, based on the market price of Duke Energy’s common stock at the grant date) to employees of Duke Energy Carolinas during the three months ended March 31, 2007. There were no phantom stock awards issued during the three months ended March 31, 2006.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes certain information about phantom stock awards outstanding at March 31, 2007:

Shares
Number of Phantom Stock Awards:
Outstanding at December 31, 2006	415,078
Granted	222,010
Vested	(150,084)
Forfeited	(46,120)

Outstanding at March 31, 2007	440,884

As of March 31, 2007, Duke Energy Carolinas had approximately $5 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 3.2 years.

Other Stock Awards

There were no other stock awards issued during the three months ended March 31, 2007. Duke Energy awarded 238,000 shares (fair value of approximately $7 million, based on the market price of Duke Energy’s common stock at the grant date) to employees of Duke Energy Carolinas during the three months ended March 31, 2006.

The following table summarizes information about other stock awards outstanding at March 31, 2007:

Shares
Number of Other Stock Awards:
Outstanding at December 31, 2006	291,400
Forfeited	(74,400)

Outstanding at March 31, 2007	217,000

As of March 31, 2007, Duke Energy Carolinas had approximately $4 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 3.2 years.

4. Inventory

Inventory consists of materials and supplies and coal held for electric generation. Inventory is recorded at the lower of cost or market value, primarily using the average cost method.

	March 31, 2007	December 31, 2006
	(in millions)
Materials and supplies	$335	$329
Coal held for electric generation	265	225

Total inventory	$600	$554

5. Debt and Credit Facilities

At March 31, 2007, Duke Energy Carolinas had approximately $110 million of convertible debt outstanding that may be converted into approximately 4.7 million shares of Duke Energy common stock contingent upon the occurrence of certain events during specific periods. Pursuant to the terms of the debt agreement, on May 15, 2007, holders of the notes may require Duke Energy Carolinas to repurchase any or all of the outstanding balance at a price equal to 100% of the principal amount plus accrued interest. Holders were required to notify Duke Energy Carolinas on or before May 8, 2007 of their intention to exercise their put option. On May 8, 2007, holders of substantially all of the outstanding notes exercised their put option, requiring Duke Energy Carolinas to repay the debt in full on May 15, 2007. Holders of the bonds have the right to revoke their election up through May 14, 2007. Should any of the holders of the bonds

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

revoke their election, the notes may be redeemed at the option of Duke Energy Carolinas on or after May 20, 2007, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest. In the event the notes have been called for redemption by Duke Energy Carolinas, holders may convert their notes into shares of Duke Energy common stock.

In March 2007, Duke Energy Carolinas announced its intention to call approximately $250 million of debt prior to its scheduled maturity. As a result of Duke Energy Carolinas exercising this call option, this debt was reclassified from long-term to short-term on the Consolidated Balance Sheets at March 31, 2007. In April 2007, Duke Energy Carolinas repaid the debt in full.

Available Credit Facilities and Restrictive Debt Covenants. The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facilities.

Duke Energy Carolinas’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2007, Duke Energy Carolinas was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

At March 31, 2007, approximately $322 million of pollution control bonds and approximately $300 million of commercial paper, which are short-term obligations by nature, were classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Carolinas’ intent and ability to utilize such borrowings as long-term financing. Duke Energy Carolinas’ credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Carolinas the ability to refinance these short-term obligations on a long-term basis.

Credit Facilities Summary as of March 31, 2007

	Expiration Date	Credit Facilities Capacity	Amounts Outstanding
			Commercial Paper	Letters of Credit	Total
	(in millions)
Duke Energy Carolinas, LLC
$600 multi-year syndicated(a), (b)	June 2011		$319	$6	$325
$75 three-year bi-lateral(a), (b)	September 2009
$75 multi-year bi-lateral(a), (b)	September 2009

Total(c)		$750	$319	$6	$325

(a)	Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(c)	This summary excludes certain committed facilities which generally support very specific requirements.

6. Employee Benefit Obligations

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred its membership interests in Spectra Energy Capital to Duke Energy. Effective as of the date of this transfer, Duke Energy Carolinas participates in the employee benefit plans of Duke Energy and is allocated costs of the plans in which Duke Energy Carolinas participates.

Duke Energy Carolinas participates in Duke Energy’s qualified non-contributory defined benefit retirement plans. Duke Energy Carolinas’ net periodic pension cost for its U.S. plan, as allocated by Duke Energy and excluding amounts in discontinued operations, was $4 million and $16 million for the three months ended March 31, 2007 and 2006, respectively. There have been no contributions by Duke Energy Carolinas to Duke Energy’s U.S. retirement plan during the three months ended March 31, 2007. Duke Energy Carolinas does not anticipate making any additional contributions to Duke Energy’s qualified pension plans during the remainder of 2007.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Duke Energy sponsors non-qualified pension plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. Duke Energy Carolinas participates in Duke Energy’s non-qualified pension plans. Duke Energy Carolinas’ net periodic pension cost, as allocated by Duke Energy and excluding amounts in discontinued operations, was $1 million and $1 million for the three months ended March 31, 2007 and 2006, respectively.

In conjunction with Duke Energy, Duke Energy Carolinas provides some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Duke Energy Carolinas’ net periodic post-retirement cost, as allocated by Duke Energy and excluding amounts in discontinued operations, was $8 million and $10 million for the three months ended March 31, 2007 and 2006, respectively.

The following tables show the components of the net periodic pension costs included in income from continuing operations.

Components of Net Periodic Pension Costs: Qualified Pension Costs (Income) – for the three month period ended March 31,

	2007	2006(a)
Service cost	$10	$10
Interest cost on projected benefit obligation	23	27
Expected return on plan assets	(33)	(30)
Amortization of prior service cost	(1)	(1)
Amortization of loss	5	10

Net periodic pension costs	$4	$16

(a)	These amounts exclude pre-tax pension cost of $1 million for the three months ended March 31, 2006 related to Spectra Energy Capital entities which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

Components of Net Periodic Pension Costs: Non-Qualified Pension Costs – for the three month period ended March 31,

	2007	2006(a)
Interest cost on projected benefit obligation	1	—
Amortization of prior service cost	—	1

Net periodic pension costs	$1	$1

(a)	These amounts exclude pre-tax pension cost of $2 million for the three months ended March 31, 2006 related to Spectra Energy Capital entities which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

The following table shows the components of the net periodic post-retirement benefit costs for the Duke Energy U.S. other post-retirement benefit plan.

Components of Net Periodic Post-Retirement Benefit Costs – for the three month period ended March 31,

	2007	2006(a)
Service cost benefit	$1	$1
Interest cost on accumulated post-retirement benefit obligation	6	6
Expected return on plan assets	(2)	(1)
Amortization of net transition liability	2	2
Amortization of prior service cost	—	1
Amortization of loss	1	1

Net periodic post-retirement benefit costs	$8	$10

(a)	These amounts exclude pre-tax net periodic other post-retirement cost of $8 million for the three months ended March 31, 2006 related to Spectra Energy Capital entities which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Duke Energy Carolinas participates in a Duke Energy-sponsored employee savings plan that covers substantially all employees. Duke Energy Carolinas expensed plan contributions, as allocated by Duke Energy and excluding amounts in discontinued operations, of $11 million and $15 million for the three months ended March 31, 2007 and 2006, respectively These amounts exclude pre-tax expenses of $9 million for the three months ended March 31, 2006, which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

7. Severance

During the three months ended March 31, 2007, Duke Energy Carolinas recognized an immaterial amount of severance costs under its ongoing severance plan. Future severance costs under this plan, if any, are currently not estimable.

Severance Reserve

	Balance at January 1, 2007	Provision/ Adjustments	Cash Reductions	Balance at March 31, 2007
	(in millions)
Other(a)	$24	$—	$(15)	$9

(a)	Substantially all remaining severance payments are expected to be applied to the reserves within one year from the date that the provision was recorded.

8. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Spectra Energy Capital to Duke Energy. The operations of Spectra Energy Capital are presented as discontinued operations for the period January 1, 2006 through March 31, 2006. No gain or loss or impairments were recognized on the disposition of Spectra Energy Capital as the transfer was among entities under common control.

The following table summarizes the results classified as Income from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

		Operating Income
	Operating Revenues	Pre-tax Income	Income Tax Expense	Income From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended March 31, 2006
Spectra Energy Capital	$2,275	$306	$120	$186

The following significant transactions of Spectra Energy Capital (described in the context of the former reportable segments transferred with the Spectra Energy Capital operations), the impacts of which are included in Income from Discontinued Operations, net of tax on the Consolidated Statements of Operations, occurred during the period from January 1, 2006 through March 31, 2006.

For the Period January 1, 2006 through March 31, 2006

Acquisitions. International Energy. During the first quarter of 2006, International Energy closed on two transactions which resulted in the acquisition of an additional 27% interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $31 million (approximately $18 million net of cash acquired). The project’s scope includes the production and processing of natural gas, sale of liquefied petroleum gas and natural gas liquids and the generation, transmission and sale of electricity from a 169-megawatt (MW) power plant. These acquisitions increased International Energy’s ownership in Aguaytia to 65% and resulted in Duke Energy Carolinas accounting for Aguaytia as a consolidated entity. Prior to the acquisition of this additional interest, Aguaytia was accounted for as an equity method investment. No goodwill was recorded as a result of this acquisition.

Other. During the first quarter of 2006, Duke Energy Carolinas acquired the remaining 33 1/3% interest in Bridgeport Energy LLC (Bridgeport) from United Bridgeport Energy LLC for approximately $71 million. No goodwill was recorded as a result of this acquisition. The assets and liabilities of Bridgeport were included as part of former Duke Energy North America’s (DENA) power generation assets which were sold to a subsidiary of LS Power Equity Partners (see below).

Dispositions. Natural Gas Transmission. Natural Gas Transmission’s sale of certain Stone Mountain natural gas gathering system assets resulted in proceeds of $18 million (which is reflected in Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable within Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows), and pre-tax gain of $5 million was recognized. In addition, Natural Gas Transmission’s sale of stock, received as consideration for the

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

settlement of a customers’ transportation contract, resulted in proceeds of approximately $24 million (which is reflected in Other, assets within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows) and a pre-tax gain of $24 million.

Crescent. For the period from January 1, 2006 to March 31, 2006, Crescent Resources, LLC commercial and multi-family real estate sales resulted in $56 million of proceeds and $26 million of net pre-tax gains.

Other. During the third quarter of 2005, Duke Energy Carolinas’ Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. Approximately $160 million of losses were incurred from January 1, 2006 through March 31, 2006. Cash consideration paid to Barclays Bank, PLC (Barclays) amounted to approximately $600 million in January 2006. Additionally, in January 2006 Barclays provided Duke Energy Carolinas with cash equal to the net cash collateral posted by DENA under the contracts of approximately $540 million. The novation or assignment of physical power contracts was subject to Federal Energy Regulatory Commission (FERC) approval, which was received in January 2006.

Impairments and Other Charges. International Energy. International Energy had a receivable from Norsk Hydro ASA that related to purchase price adjustments on the 2003 sale of International Energy’s European business. During the three months ended March 31, 2006, based on management’s best estimate of recoverability, International Energy recorded an allowance of approximately $19 million ($12 million after-tax) against this receivable.

Other. Prior to Duke Energy Carolinas transferring its membership interests in Spectra Energy Capital to Duke Energy, approximately $24 million of realized and unrealized pre-tax losses related to the discontinuance of hedge accounting on certain contracts were recognized. Cash settlements on these contracts of approximately $50 million are classified as a component of net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows.

9. Business Segments

Duke Energy Carolinas has one business unit, Franchised Electric, which is considered a reportable business segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Franchised Electric consists of the regulated electric utility business in North Carolina and South Carolina. Duke Energy Carolinas’ chief operating decision maker regularly reviews financial information about the business unit in deciding how to allocate resources and evaluate performance. There is no aggregation within Duke Energy Carolinas’ defined business segment.

The remainder of Duke Energy Carolinas’ operations is presented as “Other.” While it is not considered a business segment, Other primarily includes certain unallocated corporate governance costs, as well as a management fee charged by an unconsolidated affiliate (see Note 13).

Accounting policies for Duke Energy Carolinas’ segment are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy Carolinas’ Annual Report on Form 10-K for the year ended December 31, 2006. Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT).

On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so interest and dividend income on those balances are excluded from the segments’ EBIT.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Business Segment Data(a)

	Unaffiliated Revenues(b)	Segment EBIT / Consolidated Income from Continuing Operations before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended March 31, 2007
Franchised Electric	$1,333	$355	$233

Total reportable segments	1,333	355	233

Other	—	(61)	—
Interest expense	—	(73)	—
Interest income	—	1	—

Total consolidated	$1,333	$222	$233

Three Months Ended March 31, 2006
Franchised Electric	$1,292	$359	$231

Total reportable segments	1,292	359	231
Other	—	(34)	—
Interest expense	—	(75)	—
Interest income	—	3	—

Total consolidated	$1,292	$253	$231

(a)	Segment results and depreciation and amortization amounts exclude entities classified as discontinued operations.
(b)	There were no intersegment revenues for the three months ended March 31, 2007 and 2006.

Segment Assets

At March 31, 2007 and December 31, 2006, all of Duke Energy Carolinas’ segment assets are owned by its only reportable segment, Franchised Electric.

10. Risk Management Instruments

Duke Energy Carolinas is exposed to the impact of market fluctuations in the prices of electricity, coal and other energy-related products marketed and purchased as a result of its ownership of energy related assets. Exposure to interest rate risk exists as a result of the issuance of variable and fixed rate debt and commercial paper. Duke Energy Carolinas employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including swaps, futures, forwards, options and swaptions. Duke Energy Carolinas’ derivative portfolio carrying value as of March 31, 2007 is immaterial.

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

The ineffective portion of commodity cash flow hedges resulted in an immaterial loss for the three months ended March 31, 2007 and is reported primarily in Operating Revenues – Regulated Electric in the Consolidated Statements of Operations. The amount recognized for transactions that no longer qualified as cash flow hedges was not material for the three months ended March 31, 2007.

As of March 31, 2007, $1 million of pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheets in Accumulated Other Comprehensive Loss and are expected to be recognized in earnings during the next twelve months as the hedged transactions occur.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Normal Purchases and Normal Sales Exception. Duke Energy Carolinas has applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to certain contracts involving the purchase and sale of electricity at fixed prices in future periods. These contracts relate primarily to the delivery of electricity over the next two years.

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy Carolinas to risk as a result of its issuance of variable and fixed rate debt and commercial paper. Duke Energy Carolinas manages its interest rate exposure by limiting its variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Carolinas also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. Duke Energy Carolinas’ existing interest rate derivative instruments and related ineffectiveness were not material to its Consolidated Balance Sheets and Consolidated Statements of Operations as of March 31, 2007 and during the three months ended March 31, 2007, respectively.

As of March 31, 2007, $2 million of pre-tax deferred losses on derivative instruments related to interest rate cash flow hedges were accumulated on the Consolidated Balance Sheets in Accumulated Other Comprehensive Loss, and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of interest rates, the corresponding value in Accumulated Other Comprehensive Loss will likely change prior to its reclassification into earnings.

Credit Risk. Where exposed to credit risk, Duke Energy Carolinas analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Duke Energy Carolinas largest credit exposure is from its regulated operations and credit terms are established pursuant to commission regulations.

Duke Energy Carolinas has an immaterial amount of collateral assets as of March 31, 2007 and December 31, 2006. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 are collateral liabilities of approximately $101 million and $100 million, respectively, which represents cash collateral posted by third parties to Duke Energy Carolinas.

11. Regulatory Matters

Regulatory Merger Approvals. As discussed in Note 1 and Note 2, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Service Commission of South Carolina (PSCSC) and the North Carolina Utilities Commission (NCUC), required that certain merger related savings be shared with consumers in South Carolina, and North Carolina, respectively. The commissions also required Duke Energy Carolinas to meet additional conditions. Key elements of these conditions include:

•

The PSCSC required that Duke Energy Carolinas provide a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing profit sharing arrangement. As of March 31, 2007, approximately $33 million of the rate reduction had been passed through to customers since the ruling by the PSCSC. Of this amount, approximately $9 million of the rate reduction was passed through to customers during the three months ended March 31, 2007.

•

The NCUC required that Duke Energy Carolinas provide (i) a rate reduction of approximately $118 million for its North Carolina customers through a credit rider to existing base rates for a one-year period following the close of the merger, and (ii) $12 million to support various low income, environmental, economic development and educationally beneficial programs, the cost of which was incurred in the second quarter of 2006. As of March 31, 2007, approximately $83 million of the rate reduction had been passed through to customers since the ruling by the NCUC. Of this amount, approximately $29 million of the rate reduction was passed through to customers during the three months ended March 31, 2007.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Used Nuclear Fuel. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy Carolinas contracted with the Department of Energy (DOE) for the disposal of used nuclear fuel. The DOE failed to begin accepting used nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy Carolinas’ contract with the DOE. In 1998, Duke Energy filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE’s failure to accept commercial used nuclear fuel by the required date. Damages claimed in the lawsuit are based upon Duke Energy Carolina’s costs incurred as a result of the DOE’s partial material breach of its contract, including the cost of securing additional used fuel storage capacity. The matter was stayed pending the result of ongoing settlement negotiations between Duke Energy Carolinas and the DOE. Duke Energy Carolinas will continue to safely manage its used nuclear fuel until the DOE accepts it. Payments made to the DOE for expected future disposal costs are based on nuclear output and are included in the Consolidated Statements of Operations as Fuel Used in Electric Generation and Purchased Power. On March 6, 2007, Duke Energy Carolinas and the U.S. Department of Justice reached a settlement resolving Duke Energy’s used nuclear fuel litigation against the DOE. The agreement provided for an initial payment to Duke Energy of approximately $56 million for certain storage costs incurred through July 31, 2005, with additional amounts reimbursed annually for future storage costs. The settlement agreement resulted in a pre-tax earnings impact of approximately $26 million, of which approximately $19 million and $7 million were recorded as an offset to Fuel Used in Electric Generation and Purchased Power, and Operation, Maintenance and Other, respectively, in the Consolidated Statements of Operations with the remaining impact reflected within Inventory and Property, Plant and Equipment in the Consolidated Balance Sheets.

Rate Related Information. The NCUC and PSCSC approve rates for retail electric sales within their states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

NC Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that freezes electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provides for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). Duke Energy Carolinas’ amortization expense related to this clean air legislation totals approximately $919 million from inception, with approximately $56 million and $62 million recorded during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, cumulative expenditures totaled approximately $955 million, with $127 million and $79 million incurred during the three months ended March 31, 2007 and 2006, respectively, and are included within capital expenditures in Net Cash Used In Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas has estimated the costs to comply with the legislation as approximately $2.0 billion. Actual costs may be higher than the estimate based on changes in construction costs and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC will consider the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ base rates. Additionally, federal, state and environmental regulations, including, among other things, the Clean Air Interstate Rule (CAIR), and the Clean Air Mercury Rule (CAMR) could result in additional costs to reduce emissions from our coal-fired power plants.

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

Energy Efficiency. In May 2007, Duke Energy Carolinas filed an energy efficiency plan with the NCUC that recognizes energy efficiency as a reliable, valuable resource, that is, a “fifth fuel,” that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan will compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs, and links

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

energy savings to retiring older coal plants. Customers would pay for energy efficiency programs with an energy efficiency rider that will be included in their power bill and adjusted annually. As implementation of the plan is subject to approval of the NCUC, at this time Duke Energy Carolinas is not able to estimate the impact this plan might have on its consolidated results of operations, cash flows, or financial position.

Other. Duke Energy Carolinas is engaged in planning efforts to meet projected load growth in its service territory. Long-term projections indicate a need for significant capacity additions, which may include new nuclear and coal facilities. Because of the long lead times required to develop such assets, Duke Energy Carolinas is taking steps now to ensure those options are available. In March 2006, Duke Energy Carolinas announced that it has entered into an agreement with Southern Company to evaluate potential construction of a new nuclear plant at a site jointly owned in Cherokee County, South Carolina. In May 2007, Duke Energy Carolinas announced its intent to purchase Southern Company’s 500-megawatt interest in the proposed William States Lee III nuclear power project, making the plant’s total output available to electric customers in the Carolinas. With selection of the Cherokee County site, Duke Energy Carolinas is moving forward with previously announced plans to develop an application to the U.S. Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) for two Westinghouse AP1000 (advanced passive) reactors. Each reactor is capable of producing approximately 1,117 MW. The COL application submittal to the NRC is anticipated in late 2007. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On September 20, 2006, Duke Energy Carolinas filed an application with the NCUC for assurance that pursuit of the proposed nuclear plant (the William States Lee III Nuclear Station) is prudent and that Duke Energy Carolinas will be allowed to recover prudently incurred expenses related to its development and evaluation of the proposed William States Lee III Nuclear Station. Specifically, Duke Energy Carolinas requested an NCUC order (1) finding that work performed by Duke Energy Carolinas to ensure the availability of nuclear generation by 2016 for its customers is prudent and consistent with the promotion of adequate, reliable, and economical utility service to the citizens of North Carolina and the polices expressed in North Carolina General Statute 62-2, and (2) providing expressly that Duke Energy Carolinas may recover in rates, in a timely fashion, the North Carolina allocable portion of its share of costs prudently incurred to evaluate and develop a new nuclear generation facility through December 31, 2007, whether or not a new nuclear facility is constructed. On March 20, 2007, the NCUC issued an Order which gave its “general assurance” and held that it is appropriate for Duke Energy Carolinas to conduct the development work to preserve the nuclear option for its customers, and that Duke Energy Carolinas may recover its North Carolina allocable portion of such development costs (even if the Lee Nuclear Station is not constructed) if they are found to be prudent and reasonable in a future general rate case proceeding. The Public Staff of the NCUC, which represents consumer interests, filed a motion for clarification/reconsideration with the NCUC on April 19, 2007. The NCUC issued an order allowing comments on the Public Staff motion by May 11, 2007, and reply comments by May 25, 2007

On June 2, 2006, Duke Energy Carolinas also filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. The NCUC held public hearings in August 2006, and an evidentiary hearing in Raleigh, North Carolina concluded on September 14, 2006. Post-hearing briefs and proposed orders were filed on October 13, 2006. After the evidentiary hearing, Duke Energy Carolinas received competitive proposals for two major scopes of equipment for the Cliffside Project which suggest that the capital costs for these major components are increasing significantly due to various market pressures that will likely impact utility generation construction projects across the United States. In October 2006, Duke Energy made a filing with the NCUC related to the Duke Energy Carolinas’ request for a CPCN for the Cliffside project. In this filing, Duke Energy stated that due to the rising costs described above, the cost of building the Cliffside units could be approximately $3 billion, excluding allowance for funds used during construction (AFUDC). The costs described above are expected to continue to increase causing the overall cost of the Cliffside project to increase, until such time as the NCUC issues a CPCN and Duke Energy Carolinas is able to enter into definitive agreements with necessary material and service providers. The NCUC issued orders requiring additional public and evidentiary hearings. From January 17, 2007 to January 19, 2007 the NCUC held an evidentiary hearing to consider evidence limited to Duke Energy Carolinas updated cost information for the project. On February 28, 2007, the NCUC issued a notice of decision approving the construction of one unit at the Cliffside Steam Station. On March 21, 2007, the NCUC issued its full Order, which explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including AFUDC), and certain conditions including providing for updates on construction cost estimates. A group of intervenors filed a motion for reconsideration with the NCUC on April 20, 2007, and the NCUC issued an Order requesting any responses to the motion by May 2, 2007.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Duke Energy Carolinas will determine whether to proceed with the Cliffside Project or consider other alternatives, including additional gas-fired generation, upon receipt of final cost estimates and the terms of a final air permit. The North Carolina Department of Environment and Natural Resources issued a draft air permit for the approved Cliffside unit on April 18, 2007, and has scheduled a public hearing on air permit for May 31, 2007.

The South Carolina General Assembly passed new energy legislation in its 2007-2008 session. Key elements of the legislation include expansion of the annual fuel clause mechanism to include recovery of costs of reagents (ammonia, limestone, etc.) that are consumed in the operation of Duke Energy Carolinas’ SO2 and NOx control technologies and the cost of emission allowances used to meet environmental requirements. The cost of reagents for Duke Energy Carolinas in 2007 is expected to be approximately $20 million. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs through the fuel clause. The legislation also includes provisions to provide cost recovery assurance for upfront development costs associated with nuclear base-load generation, cost recovery assurance for construction costs associated with nuclear or coal base-load generation, and the ability to recover financing costs for new nuclear base-load generation in rates during construction. Similar legislation is being discussed in North Carolina and may be introduced in the 2007 legislative session. At this time, Duke Energy Carolinas cannot determine which elements of the legislation being discussed in North Carolina will be passed into law or the potential financial impact of those legislative initiatives.

FERC To Issue Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying the North American Electric Reliability Council (NERC) as the Electric Reliability Organization. NERC has filed over 100 proposed reliability standards with FERC. On March 16, 2007, FERC issued a final rule establishing mandatory, enforceable reliability standards for the nation’s bulk power system. In the final rule, FERC approved 83 of the 107 mandatory reliability standards submitted by NERC. FERC will consider the remaining 24 proposed standards for approval once the necessary criteria and procedures are submitted. In the interim, compliance with these 24 standards is expected to continue on a voluntary basis as good utility practice. Duke Energy Carolinas does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

Open Access Transmission Tariff. On February 15, 2007, the FERC issued a Final Rule (Order 890) in its Open Access Transmission Tariff (OATT) rulemaking. On March 19, 2007, Duke Energy filed a request for rehearing and clarification with regards to this order. There are fourteen specific areas where clarification and rehearing would greatly assist Transmission Providers (TPs) understanding and implementation of the new rules. Duke Energy Carolinas also supports an industry motion to extend certain compliance deadlines included in the order. At this time, Duke Energy Carolinas does not believe that the order will have a material impact on its consolidated results of operations, cash flows, or financial position.

12. Commitments and Contingencies

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

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

The emission controls Duke Energy Carolinas is installing to comply with North Carolina clean air legislation will contribute significantly to achieving compliance with CAMR and CAIR requirements (see Note 11). Duke Energy Carolinas currently estimates that any additional costs it might incur to comply with Phase 1 of CAMR or CAIR will have no material adverse effect on its consolidated results of operations, cash flows or financial position. Duke Energy Carolinas currently estimates its CAIR Phase 2 compliance costs at approximately $150 million over the period 2010-2016. Duke Energy Carolinas is currently unable to estimate the cost of complying with Phase 2 of CAMR beyond 2016. Duke Energy Carolinas and others filed petitions with the U.S. Court of Appeals for the District of Columbia Circuit requesting the Court to review certain elements of the EPA’s CAIR. Duke Energy Carolinas is seeking to have the EPA revise the method of allocating SO2 emission allowances to entities under the rule.

Coal Combustion Product (CCP) Management. Duke Energy Carolinas currently estimates that it will spend approximately $134 million over the period 2007-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $9 million as of March 31, 2007 and December 31, 2006, respectively. These accruals represent Duke Energy Carolinas’ provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Justice Department, acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleged that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing emission controls for SO2, NOx and particulate matter. The complaints seek (1) injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and (2) unspecified civil penalties in amounts of up to $27,500 per day for each violation. A number of Duke Energy Carolinas’ owned and operated plants have been subject to these allegations and lawsuits. Duke Energy Carolinas asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In 2000, the government brought a lawsuit against Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units in the Carolinas violate these NSR provisions. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy Carolinas’ legal positions and, on April 15, 2004, the court entered Final Judgment in favor of Duke Energy Carolinas. The government appealed the case to the U.S. Fourth Circuit Court of Appeals. On June 15, 2005, the Fourth Circuit ruled in favor of Duke Energy Carolinas and effectively adopted Duke Energy Carolinas’ view that permitting of projects is not required unless the work performed causes a net increase in the hourly rate of emissions. The Fourth Circuit did not reach the question of “routine”. Environmental intervenors in the case sought a writ of certiorari to the U.S. Supreme Court, which was granted. On April 2, 2007 the Supreme Court reversed the lower courts. The Supreme Court rejected the lower courts’ rulings

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

that required an increase in the hourly emission rate before finding an annual emission increase. The Supreme Court’s decision results in the case returning to the District Court for a trial on the merits. EPA must still prove an emissions increase and must show that Duke Energy Carolinas’ projects were not routine when compared to other projects in the utility industry. The case has yet to be transferred back to the District Court and no trial date has been set.

It is not possible to predict with certainty whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, that Duke Energy Carolinas might incur in connection with this matter.

Cherokee County Property Litigation. Duke Energy Carolinas filed suit in July 2005 seeking specific performance of its asserted contract to purchase approximately 2,000 acres of land in Cherokee County, S.C. and asking for a declaratory judgment to establish that a contract for sale existed. Defendants counterclaimed for slander of title and abuse of process. In December 2005, the court dismissed Duke Energy Carolinas’ claims and Defendants’ amended their counterclaims. As amended, Defendants’ counterclaims allege slander of title, abuse of process, tortuous interference with prospective contracts of others in the energy market and tortuous interference with contract. Defendants claim total damages of between $80 and $90 million, plus unspecified punitive damages. A hearing on Duke Energy Carolinas’ Motion for Summary judgment was held in April 2007 and the judge ruled in May 2007 dismissing Defendants’ slander of title claims. A trial is scheduled for October 2007. It is not possible to predict with certainty whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, that Duke Energy Carolinas might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims relating to damages for personal injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants during the 1960s and 1970s. Duke Energy Carolinas has third-party insurance to cover losses related to these asbestos-related injuries and damages above a certain aggregate deductible. The insurance policy, combined with the reserve taken to cover the policy deductible, was approximately $1.6 billion when purchased in 2000. Probable insurance recoveries related to this policy are classified in the Consolidated Balance Sheets as Other within Investments and Other Assets. Amounts recognized as reserves in the Consolidated Balance Sheets, which are not anticipated to exceed the coverage, are classified in Other Deferred Credits and Other Liabilities and Other Current Liabilities and are based upon Duke Energy Carolinas’ best estimate of the probable liability for future asbestos claims. These reserves are based upon current estimates and are subject to uncertainty. Factors such as the frequency and magnitude of future claims could change the current estimates of the related reserves and claims for recoveries reflected in the accompanying Consolidated Financial Statements. However, management of Duke Energy Carolinas does not currently anticipate that any changes to these estimates will have any material adverse effect on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

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

Duke Energy Carolinas has exposure to certain legal matters that are described herein. As of March 31, 2007 and December 31, 2006, Duke Energy Carolinas had reserves of approximately $1.1 billion for these proceedings and exposures. Duke Energy Carolinas has insurance coverage for certain of these losses incurred. As of March 31, 2007, Duke Energy Carolinas has recognized approximately $1.0 billion of probable insurance recoveries related to these losses. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Duke Energy Carolinas expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Energy Carolinas enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

13. Related Party Transactions

Assets/(Liabilities)

	March 31, 2007	December 31, 2006
	(in millions)
Other current assets—prepayment to Duke Energy(a)	$21	$147
Other current liabilities—due to Duke Energy(b)	(246)	(316)
Other current assets—due from Cinergy(c)	3	3
Net deferred tax liabilities—due to Duke Energy(d)	(2,007)	(2,053)

(a)	The balance at March 31, 2007 is classified as Other Current Assets on the Consolidated Balance Sheets. Of the $147 million at December 31, 2006, $123 million is classified as Other Current Assets and $24 million is classified as Receivables on the Consolidated Balance Sheets.
(b)	Of the balance at March 31, 2007, approximately ($77) million was recorded in Taxes Accrued and approximately ($169) million was recorded in Accounts Payable on the Consolidated Balance Sheets. The balance at December 31, 2006 is recorded in Accounts Payable on the Consolidated Balance Sheets.
(c)	The balance is classified as Receivables on the Consolidated Balance Sheets.
(d)	Of the balance at March 31, 2007, approximately ($2,066) million is classified as Deferred Income Taxes and $59 million is classified as Other Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($2,127) million is classified as Deferred Income Taxes and $74 million is classified as Other Current Assets on the Consolidated Balance Sheets.

Duke Energy Carolinas is allocated its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, legal and accounting fees, as well as other third party costs. During the three months ended March 31, 2007 and 2006, Duke Energy Carolinas recorded governance expenses and shared services expenses of approximately $219 million and $135 million, respectively. Additionally, Duke Energy Carolinas is charged a management fee by the same unconsolidated affiliate that amounted to approximately $20 million and $17 million for the three months ended March 31, 2007 and 2006, respectively. These amounts are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations. The aforementioned amounts for the three months ended March 31, 2006 are offset within Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

14. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Carolinas subsequent to March 31, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (FSP No. FAS 123(R)-4). In February 2006, the FASB staff issued FSP No. FAS 123(R)-4 to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance amends SFAS No. 123(R). FSP No. FAS 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. FSP No. FAS 123(R)-4 applies only to options or similar instruments issued as part of employee compensation arrangements. The guidance in FSP No. FAS 123(R)-4 was effective for Duke Energy Carolinas as of April 1, 2006. Duke Energy Carolinas adopted SFAS No. 123(R) as of January 1, 2006 (see Note 3). The adoption of FSP No. FAS 123(R)-4 did not have a material impact on Duke Energy Carolinas’ consolidated statement of operations, cash flows or financial position.

FSP No. FASB Interpretation No. (FIN) 46(R)-6, “Determining the Variability to Be Considered In Applying FASB Interpretation No. 46(R) (FSP No. FIN 46(R)-6).” In April 2006, the FASB staff issued FSP No. FIN 46(R)-6 to address how to determine the variability to be considered in applying FIN 46(R), “Consolidation of Variable Interest Entities.” The variability that is considered in applying FIN 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This guidance was effective for all entities with which Duke Energy Carolinas first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006. The adoption of FSP No. FIN 46(R)-6 did not have a material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

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

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 was effective for Duke Energy Carolinas for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that had been bifurcated prior to the effective date, for which the effect would have been reported as a cumulative-effect adjustment to beginning Member’s Equity. The adoption of SFAS No. 155 did not have any material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). In September 2006 the Securities and Exchange Commission (SEC) issued SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Traditionally, there have been two widely-recognized approaches for quantifying the effects of financial statement misstatements. The income statement approach focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The balance sheet approach, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach (a “dual approach”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

SAB No. 108 was effective for Duke Energy Carolinas’ year ending December 31, 2006. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii), under certain circumstances, recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of member’s equity. Duke Energy Carolinas has historically used a dual approach for quantifying identified financial statement misstatements. Therefore, the adoption of SAB No. 108 did not have any material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Duke Energy Carolinas has concluded there is a level of uncertainty with respect to the recognition in Duke Energy Carolinas’ financial statements. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy Carolinas implemented FIN 48 effective January 1, 2007. The implementation resulted in an immaterial cumulative effect adjustment to beginning Member’s Equity on the Consolidated Statements of Member’s Equity/Common Stockholders’ Equity and Comprehensive Income in the first quarter 2007. Corresponding entries impacted a variety of balance sheet line items, including Deferred income taxes, Taxes accrued and Other Liabilities. Upon implementation of FIN 48, Duke Energy Carolinas reflects interest expense related to taxes as Interest Expense, in the Consolidated Statement of Operations. In addition, subsequent accounting for FIN 48 (after January 1, 2007) involves an evaluation to determine if any changes have occurred that would impact the existing uncertain tax positions as well as determining

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

whether any new tax positions are uncertain. Any impacts resulting from the evaluation of existing uncertain tax positions or from the recognition of new uncertain tax positions would impact income tax expense and interest expense in the Consolidated Statements of Operations, with offsetting impacts to the balance sheet line items described above. See Note 15 for additional information.

FSP No. FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (FSP No. FIN 48-1). In May 2007, the FASB staff issued FSP No. FIN 48-1 which clarifies the conditions under FIN 48 that should be met for a tax position to be considered effectively settled with the taxing authority. Duke Energy Carolinas’ implementation of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (FSP No. FAS 123(R)-5). In October 2006, the FASB staff issued FSP No. FAS 123(R)-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP No. FAS 123(R)-1).” In August 2005, the FASB staff issued FSP FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230–A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable generally accepted accounting principles. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. This FSP was effective for Duke Energy Carolinas as of January 1, 2007. As discussed in Note 3, effective with Duke Energy’s spin-off of Spectra Energy on January 2, 2007, all previously granted Duke Energy long-term incentive plan equity awards were modified to equitably adjust the awards. As the modifications to the equity awards were made solely to reflect the spin-off, no change in the recognition or the measurement (due to a change in classification) of those instruments resulted.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (FSP No. AUG AIR-1). In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP was effective for Duke Energy Carolinas as of January 1, 2007. The adoption of FSP No. AUG AIR-1 did not have any material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e., included in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus was effective for Duke Energy Carolinas beginning January 1, 2007. The adoption of EITF No. 06-3 did not have any material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (EITF No. 06-6). In November 2006, the EITF reached a consensus on EITF No. 06-6. EITF No. 06-6 addresses how a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option should be considered in the issuer’s analysis of whether debt extinguishment accounting should be applied, and further addresses the accounting for a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option when extinguishment accounting is not applied. EITF No. 06-6 applied to modifications (or exchanges) occurring in interim or annual reporting periods beginning after November 29, 2006, regardless of when the instrument was originally issued. Early application is permitted for modifications (or exchanges) occurring in periods for which financial statements have not been issued. There were no modifications to, or exchanges of, any of Duke Energy Carolinas’ debt instruments within the scope of EITF No. 06-6 in the three months ended March 31, 2007 or 2006.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The impact to Duke Energy Carolinas of applying EITF No. 06-6 in subsequent periods will be dependent upon the nature of any modifications to, or exchanges of, any debt instruments within the scope of EITF No. 06-6.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Carolinas as of March 31, 2007:

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. For Duke Energy Carolinas, SFAS No. 159 is effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. Duke Energy Carolinas cannot currently estimate the impact of SFAS No. 159 on its consolidated results of operations, cash flows or financial position and has not yet determined whether or not it will choose to measure items subject to SFAS No. 159 at fair value.

15. Income Taxes and Other Taxes

The taxable income of Duke Energy Carolinas is reflected in Duke Energy’s U.S. federal and state income tax returns. On January 1, 2007, Duke Energy Carolinas adopted FIN 48. As a result of the adoption of FIN 48, Duke Energy Carolinas recognized an immaterial after-tax cumulative effect increase to member’s equity, which reflects all adoption provisions of FIN 48, including those provisions related to unrecognized income tax benefits, interest expense, and penalties.

Effective with the adoption of FIN 48, Duke Energy Carolinas’ liability related to unrecognized tax benefits totaled approximately $179 million, which are related to unrecognized federal and state tax benefits, gross of any federal tax benefit for unrecognized state income tax benefits. If all unrecognized tax benefits were recognized, approximately $105 million would lower the effective tax rate. The remaining balance of approximately $74 million reflects temporary differences and the federal deduction for state unrecognized tax benefits.

During the three months ended March 31, 2007, Duke Energy Carolinas’ unrecognized tax benefits increased approximately $157 million, primarily related to the timing of certain deductions taken on tax returns in prior years. At March 31, 2007, Duke Energy Carolinas’ liability related to unrecognized tax benefits, gross of any federal tax benefit for unrecognized state income tax benefits, was approximately $336 million. It is reasonably possible that Duke Energy Carolinas will reflect a reduction in unrecognized tax benefits in the next twelve months due to an expected settlement, although the amount of the reduction is not currently estimable. Duke Energy Carolinas does not expect any impact on the effective tax rate related to this expected settlement in the next twelve months.

Duke Energy Carolinas’ liability related to pre-tax interest expense associated with income tax positions was an immaterial amount at the date of adoption of FIN 48. At March 31, 2007, an immaterial amount of pre-tax interest is accrued.

Duke Energy Carolinas has open with the federal jurisdiction tax years 1999 and after. State tax jurisdictions are closed through 2001, with the exception of certain refund claims related to the years 1978-2001 and any federal adjustments related to open federal years.

With the implementation of FIN 48, Duke Energy Carolinas records, as it relates to taxes, interest expense as Interest Expense, interest income as Interest Income, and penalties in Other Income and Expenses in the Consolidated Statement of Operations.

The effective tax rate for the three months ended March 31, 2007 was approximately 34.3% as compared to the effective tax rate of 32.0% for the same period in 2006. The increase in the effective tax rate primarily relates to the removal of certain favorable permanent items that, as a result of the organizational restructuring no longer exist at Duke Energy Carolinas.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Carolinas from its customers. These taxes, which are required to be paid regardless of Duke Energy Carolinas’ ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Carolinas acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Carolinas’ excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31
	2007	2006
	(in millions)
Excise Taxes	$31	$29

16. Subsequent Events

For information on subsequent events related to debt and credit facilities, regulatory matters, and commitments and contingencies, see Notes 5, 11 and 12, respectively.

PART I

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

Up through April 3, 2006, Duke Energy Carolinas represented an energy company located in the Americas with a real estate subsidiary. On April 3, 2006, Duke Energy Carolinas transferred to its parent, Duke Energy, all of its membership interests in its wholly-owned subsidiary Spectra Energy Capital, LLC (Spectra Energy Capital, formerly Duke Capital LLC), including the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM), which Duke Energy Carolinas transferred to Spectra Energy Capital on April 1, 2006. The use of the term Spectra Energy Capital relates to operations of the former Duke Capital LLC. As a result of Duke Energy Carolinas’ transfer of its membership interests in Spectra Energy Capital, Spectra Energy Capital’s results of operations, including DEM for the three months ended March 31, 2006 are reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Following these transactions, Duke Energy Carolinas is an electric utility company with operations in North Carolina and South Carolina.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instructions H(2) of Form 10-Q.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
Operating revenues	$1,333	$1,292	$41
Operating expenses	1,046	974	72
Gains on sales of other assets and other, net	1	—	1

Operating income	288	318	(30)
Other income and expenses, net	7	10	(3)
Interest expense	73	75	(2)
Income tax expense from continuing operations	76	81	(5)

Income from continuing operations	146	172	(26)
Income from discontinued operations, net of tax	—	186	(186)
Net income	$146	$358	$(212)

PART I

Income from Continuing Operations

The $26 million decrease in Duke Energy Carolinas’ Income from continuing operations was primarily due to the following factors:

Operating Revenues

Increased Operating revenues were primarily due to the following factors:

•

A $50 million increase in fuel revenues, driven by increased fuel rates and increased gigawatt-hour (GWh) sales for retail customers. Fuel rates increased primarily due to higher fuel costs, with coal being the most significant factor

•

A $27 million increase related to demand from retail customers, due primarily to continued growth in the number of residential and general service customers in Duke Energy Carolinas’ service territory. The number of customers in 2007 has increased by approximately 47,000 compared to 2006, and

•

A $22 million increase in GWh sales to retail customers due to favorable weather conditions. Heating degree days for first quarter 2007 were approximately 3% higher than the same period in 2006, primarily due to strong winter weather in February.

Partially offsetting these increases were:

•	A $38 million decrease related to the sharing of anticipated merger savings through a rate decrement rider with regulated customers in North Carolina and South Carolina, and
•	A $16 million decrease in wholesale power sales, net of the impact of sharing of profits from wholesale power sales with industrial customers in North Carolina, primarily due to lower prices in 2007.

Operating Expenses

Increased Operating expenses were primarily due to the following factors:

•

A $35 million increase in fuel expenses due primarily to higher coal costs. Generation fueled by coal accounted for approximately 51% of total generation during the first quarter of 2007 compared to approximately 47% during the same period in 2006. The quantity of coal burned during first quarter 2007 is approximately 12% higher than the same period in 2006, resulting in increased expenses of approximately $57 million. This increase is partially offset by a $19 million reimbursement for previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the Department of Energy. The settlement between the parties was finalized on March 6, 2007

•	A $20 million increase in operation and maintenance expenses primarily related to governance charges and management fees after the spin-off of Duke Energy’s natural gas business in January 2007, and
•	A $14 million increase in purchased power expense, primarily due to higher retail demand and scheduled refueling outages.

Partially offsetting these increases were:

•

A $6 million decrease in regulatory amortization, due to reduced amortization of compliance costs related to clean air legislation during first quarter 2007 compared to the same period in the prior year. Regulatory amortization expenses were approximately $56 million for the three months ended March 31, 2007 as compared to approximately $62 million during the same period in 2006.

Net Income

The decrease in Net income of $212 million for the three months ended March 31, 2007 is primarily attributable to the operations of Spectra Energy Capital, which were transferred to Duke Energy on April 3, 2006. The results of operations for Spectra Energy Capital are presented in Income from discontinued operations, net of tax, on the Consolidated Statements of Operations for the three months ended March 31, 2006.

PART I

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2007, see Note 11 to the Consolidated Financial Statements, “Regulatory Matters” and Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy Carolinas’ Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect Duke Energy Carolinas’ financial condition or future results. Additional risks and uncertainties not currently known to Duke Energy Carolinas or that Duke Energy Carolinas currently deems to be immaterial also may materially adversely affect Duke Energy Carolinas’ financial condition and/or results of operations.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

Exhibit Number
10.1	Settlement between Duke Energy Corporation, Duke Energy Carolinas, LLC and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the U.S. Department of Energy dated as of March 6, 2007 (filed in Form 8-K of Duke Energy Carolinas, LLC, File No. 1-4928, March 12, 2007, as item 8.01).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY CAROLINAS, LLC

Date: May 14, 2007	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: May 14, 2007	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller