Form 10-Q
period 2007-06-30
Duke Energy Carolinas, LLC
filed 2007-08-13
CIK 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 Or

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

INDEX

DUKE ENERGY CAROLINAS, LLC

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2007

Item		Page
PART I. FINANCIAL INFORMATION

1.	Financial Statements	3
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006	3
	Unaudited Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	4
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	6
	Unaudited Consolidated Statements of Member’s Equity/Common Stockholders’ Equity and Comprehensive Income (Loss) for the Six Months Ended June 30, 2007 and 2006	7
	Unaudited Notes to the Consolidated Financial Statements	8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

4.	Controls and Procedures	31

PART II. OTHER INFORMATION

1.	Legal Proceedings	32

1A.	Risk Factors	32

4.	Submission of Matters to a Vote of Security Holders	32

6.	Exhibits	33

	Signatures	34

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State and federal legislative and regulatory initiatives that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Carolinas, LLC’s (Duke Energy Carolinas) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Carolinas’ operations, including the economic, operational and other effects of hurricanes, ice storms and tornados;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues-Regulated Electric	$1,359	$1,278	$2,692	$2,570
Operating Expenses
Operation, maintenance and other	449	449	834	815
Fuel used in electric generation and purchased power	390	357	738	657
Depreciation and amortization	233	234	466	465
Property and other taxes	76	80	156	157
Total operating expenses	1,148	1,120	2,194	2,094
Gains on Sales of Other Assets and Other, net	1	1	2	1
Operating Income	212	159	500	477
Other Income and Expenses, net	13	5	20	15

Interest Expense	72	75	145	150
Income From Continuing Operations Before Income Taxes	153	89	375	342
Income Tax Expense from Continuing Operations	54	38	130	119
Income From Continuing Operations	99	51	245	223
Income From Discontinued Operations, net of tax	—	—	—	186
Net Income	$99	$51	$245	$409

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$18	$38
Short-term investments	—	221
Receivables (net of allowance for doubtful accounts of $4 at June 30, 2007 and $5 at December 31, 2006)	651	679
Inventory	590	554
Unrealized gains on mark-to-market and hedging transactions	3	8
Other	159	284
Total current assets	1,421	1,784
Investments and Other Assets
Investments in unconsolidated affiliates	2	2
Nuclear decommissioning trust funds	1,897	1,775
Other	1,087	1,088
Total investments and other assets	2,986	2,865
Property, Plant and Equipment
Cost	23,225	22,660
Less accumulated depreciation and amortization	8,547	8,341
Net property, plant and equipment	14,678	14,319
Regulatory Assets and Deferred Debits
Deferred debt expense	191	193
Regulatory assets related to income taxes	397	396
Other	513	540
Total regulatory assets and deferred debits	1,101	1,129
Total Assets	$20,186	$20,097

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	June 30, 2007	December 31, 2006
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$569	$913
Notes payable and commercial paper	50	—
Taxes accrued	90	56
Interest accrued	71	79
Current maturities of long-term debt	620	226
Unrealized losses on mark-to-market and hedging transactions	2	2
Other	297	351
Total current liabilities	1,699	1,627
Long-term Debt	4,788	5,044
Deferred Credits and Other Liabilities
Deferred income taxes	2,034	2,127
Investment tax credit	131	135
Unrealized losses on mark-to-market and hedging transactions	2	3
Asset retirement obligations	2,238	2,162
Other	3,068	3,019
Total deferred credits and other liabilities	7,473	7,446
Commitments and Contingencies
Member’s Equity
Member’s equity	6,229	5,984
Accumulated other comprehensive loss	(3)	(4)
Total member’s equity	6,226	5,980
Total Liabilities and Member’s Equity	$20,186	$20,097

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$245	$409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	518	709
Gains on sales of investments in commercial and multi-family real estate	—	(26)
Gains on sales of equity investments and other assets	(2)	(12)
Deferred income taxes	(65)	(261)
Minority Interest	—	15
Equity in earnings of unconsolidated affiliates	1	(175)
Purchased capacity levelization	(6)	(4)
Contributions to company-sponsored pension plans	—	(11)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(2)	34
Receivables	33	654
Inventory	(30)	174
Other current assets	91	832
Increase (decrease) in
Accounts payable	(253)	(1,176)
Taxes accrued	(4)	12
Other current liabilities	(59)	(305)
Capital expenditures for residential real estate	—	(115)
Cost of residential real estate sold	—	42
Other, assets	44	103
Other, liabilities	36	260
Net cash provided by operating activities	547	1,159
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(913)	(923)
Investment expenditures	(1)	(69)
Acquisitions, net of cash acquired	—	(90)
Purchases of available-for-sale securities	(3,563)	(9,636)
Proceeds from sales and maturities of available-for-sale securities	3,706	10,064
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	3	30
Proceeds from the sales of commercial and multi-family real estate	—	56
Settlement of net investment hedges and other investing derivatives	—	(36)
Purchases of emission allowances	(12)	—
Other	25	(2)
Net cash used in investing activities	(755)	(606)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	500	6
Issuance of common stock and common stock related to employee benefit plans	—	14
Payments for the redemption of:
Long-term debt	(252)	(41)
Convertible notes	(110)	—
Notes payable and commercial paper	50	(84)
Distributions to minority interests	—	(157)
Contributions from minority interests	—	137
Capital contribution from parent	—	200
Dividends paid	—	(289)
Repurchase of common shares	—	(69)
Distribution to parent	—	(761)
Other	—	8
Net cash provided by (used in) financing activities	188	(1,036)
Net decrease in cash and cash equivalents	(20)	(483)
Cash and cash equivalents at beginning of period	38	511
Cash and cash equivalents at end of period	$18	$28

Supplemental Disclosures
Significant non-cash transactions:
Transfer of equity interest in Spectra Energy Capital, LLC	$—	$12,370
Conversion of debt to equity	$—	$611
Advance forgiveness	$—	$146
AFUDC—equity component	$21	$20

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY/COMMON STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Member’s Equity	Common Stock	Retained Earnings	Foreign Currency Adjustments(a)	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance December 31, 2005	928	$—	$10,446	$5,277	$846	$(87)	$(60)	$17	$16,439
Net income	—	51	—	358	—	—	—	—	409
Other Comprehensive Loss
Foreign currency translation adjustments	—	—	—	—	59	—	—	—	59
Net unrealized gains on cash flow hedges(a)	—	—	—	—	—	5	—	—	5
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	11	—	—	11
Other(c)	—	—	—	—	—	—	—	16	16
Inter-company transfers(d)	—	—	—	—	(905)	64	60	(33)	(814)

Total comprehensive loss									(314)
Dividend reinvestment and employee benefits	1	—	22	—	—	—	—	—	22
Stock repurchase	(2)	—	(69)	—	—	—	—	—	(69)
Common stock dividends	—	—	—	(289)	—	—	—	—	(289)
Conversion of Duke Energy Carolinas to a limited liability company	(927)	15,745	(10,399)	(5,346)	—	—	—	—	—
Transfer of equity interest in Spectra Energy Capital, LLC	—	(11,556)	—	—	—	—	—	—	(11,556)
Capital contributions from Duke Energy	—	200	—	—	—	—	—	—	200
Conversion of debt to equity	—	611	—	—	—	—	—	—	611
Tax benefit due to conversion of debt to equity	—	32	—	—	—	—	—	—	32
Inter-company advance forgiveness	—	146	—	—	—	—	—	—	146
Other	—	2	—	—	—	—	—	—	2

Balance June 30, 2006	—	$5,231	$—	$—	$—	$(7)	$—	$—	$5,224

Balance December 31, 2006	—	$5,984	$—	$—	$—	$(4)	$—	$—	$5,980
Net income		245	—	—	—	—	—	—	245
Other Comprehensive Income
Net unrealized gains on cash flow hedges(a)		—	—	—	—	1	—	—	1

Total comprehensive income									246

Balance June 30, 2007	—	$6,229	$—	$—	$—	$(3)	$—	$—	$6,226
(a)	Net unrealized gains on cash flow hedges, net of less than $1 million tax expense in 2007 and $3 tax expense in 2006.
(b)	Reclassification into earnings from cash flow hedges, net of $1 tax benefit in 2007, and $7 tax expense in 2006. Reclassification into earnings from cash flow hedges in 2006 is due primarily to the recognition of Duke Energy North America’s (DENA) unrealized net gains related to hedges on forecasted transactions which will no longer occur as a result of the sale to LS Power of substantially all of DENA’s assets and contracts outside of the Midwestern United States and certain contractual positions related to the Midwestern assets (see note 2).
(c)	Net of $8 tax expense in 2006.
(d)	Inter-company transfers of net gains on cash flow hedges, net of $36 tax expense; minimum pension liability, net of $32 tax expense; and Other, net of $19 tax benefit in 2006.

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

As a result of Duke Energy’s merger with Cinergy, Duke Energy Carolinas entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Carolinas would incur if Duke Energy Carolinas were a separate company filing its own tax return as a C-Corporation.

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

Other Current and Non-Current Liabilities. At June 30, 2007 and December 31, 2006, approximately $1,487 million and $1,433 million, respectively, of regulatory liabilities associated with asset removal costs was included in Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. At June 30, 2007, this balance exceeded 5% of total liabilities. Also see “Other Litigation and Legal Proceedings” in Note 11 for additional liability amounts that exceeded 5% of total liabilities.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

2. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Spectra Energy Capital to Duke Energy. The operations of Spectra Energy Capital are presented as discontinued operations for the period January 1, 2006 through March 31, 2006. No gain or loss was recognized on the disposition of Spectra Energy Capital as the transfer was among entities under common control.

The following table summarizes the results classified as Income from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

	Operating Revenues	Operating Income
		Pre-tax Earnings	Income Tax Expense	Income From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended March 31, 2006
Spectra Energy Capital	$2,275	$306	$120	$186

The following significant transactions of Spectra Energy Capital (described in the context of the former reportable segments transferred with the Spectra Energy Capital operations), the impacts of which are included in Income from Discontinued Operations, net of tax on the Consolidated Statements of Operations, occurred during the period from January 1, 2006 through March 31, 2006.

Acquisitions. International Energy. During the first quarter of 2006, International Energy closed on two transactions which resulted in the acquisition of an additional 27% interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $31 million (approximately $18 million net of cash acquired). The project’s scope includes the production and processing of natural gas, sale of liquefied petroleum gas and natural gas liquids and the generation, transmission and sale of electricity from a 177-megawatt (MW) power plant. These acquisitions increased International Energy’s ownership in Aguaytia to 65% and resulted in Duke Energy Carolinas accounting for Aguaytia as a consolidated entity. Prior to the acquisition of this additional interest, Aguaytia was accounted for as an equity method investment. No goodwill was recorded as a result of this acquisition.

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

Dispositions. Natural Gas Transmission. Natural Gas Transmission’s sale of certain Stone Mountain natural gas gathering system assets resulted in proceeds of $18 million (which is reflected in Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable within Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows), and a pre-tax gain of $5 million was recognized. In addition, Natural Gas Transmission’s sale of stock, received as consideration for the settlement of a customers’ transportation contract, resulted in proceeds of approximately $24 million (which is reflected in Other, assets within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows) and a pre-tax gain of $24 million.

Crescent. For the period from January 1, 2006 to March 31, 2006, Crescent Resources, LLC commercial and multi-family real estate sales resulted in $56 million of proceeds and $26 million of net pre-tax gains.

Other. During the third quarter of 2005, Duke Energy Carolinas’ Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. During 2006 and 2005, Duke Energy Carolinas entered into agreements to sell or terminate certain of its contract portfolio, including certain transportation contracts. Total cash paid by Duke Energy Carolinas under such contract sales or terminations during 2006 was approximately $155 million and resulted in pre-tax losses of approximately $160 million of losses from January 1, 2006 through March 31, 2006. Cash consideration paid to Barclays Bank PLC (Barclays) amounted to approximately $600 million in January 2006. Additionally, in January 2006 Barclays provided Duke Energy Carolinas with cash equal to the net cash collateral posted by DENA under the contracts of approximately $540 million.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Impairments and Other Charges. International Energy. International Energy had recognized a receivable from Norsk Hydro ASA that related to purchase price adjustments on the prior sale of International Energy’s European business. During the three months ended March 31, 2006, International Energy recorded an allowance of approximately $19 million ($12 million after tax) against this receivable.

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

3. Stock-Based Compensation

Beginning in April 2006, Duke Energy Carolinas is allocated stock-based compensation expense from Duke Energy as certain of its employees participate in Duke Energy’s stock-based compensation program. Effective January 1, 2006, Duke Energy adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Duke Energy Carolinas elected to adopt the modified prospective application method as provided by SFAS No. 123(R). There were no modifications to outstanding stock options prior to the adoption of SFAS No. 123(R).

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

Effective with the spin-off, all previously granted Duke Energy long-term incentive plan equity awards were split into Duke Energy and Spectra Energy equity-related awards, consistent with the spin-off conversion ratio. Each equity award (stock option, phantom share, performance share and restricted stock award) was split into two awards: a Duke Energy award (issued by Duke Energy in Duke Energy shares) and a Spectra Energy award (issued by Spectra Energy in Spectra Energy shares). The number of shares covered by the adjusted Duke Energy award equals the number of shares covered by the original award, and the number of shares covered by the Spectra Energy award equals the number of shares that would have been received in the spin-off by a non-employee shareholder (which reflected the one-half share of Spectra Energy common stock for every share of Duke Energy common stock distribution ratio for Spectra Energy shares).

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

Duke Energy Carolinas’ future stock-based compensation expense will not be significantly impacted by the equity award adjustments that occurred as a result of the spin-off. Stock-based compensation expense recognized in future periods will correspond to the unrecognized compensation expense as of the date of the spin-off. Unrecognized compensation expense as of the date of the spin-off reflects the unamortized balance of the original grant date fair value of the equity awards held by Duke Energy Carolinas employees (regardless of whether those awards are linked to Duke Energy stock or Spectra Energy stock).

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Stock-Based Compensation Expense

Duke Energy Carolinas recorded pre-tax stock-based compensation expense included in Income From Continuing Operations for the three and six months ended June 30, 2007 and 2006 as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in millions)
Phantom Stock	$1	$3	$3	$4
Performance Awards	1	1	2	2
Other Stock Awards	—	1	—	1

Total	$2	$5	$5	$7

The tax benefit associated with the recorded expense in Income From Continuing Operations for the three months ended June 30, 2007 and 2006 was approximately $1 million and $2 million, respectively. The tax benefit associated with the recorded expense in Income From Continuing Operations for the six months ended June 30, 2007 and 2006 was approximately $2 million and $3 million, respectively.

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Spectra Energy Capital to Duke Energy. Accordingly, pre-tax stock-based compensation expense of approximately $10 million is included in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations related to the three months ended March 31, 2006.

Stock Option Activity

Stock option awards issued under Duke Energy’s 2006 Long-term Incentive Plan (2006 Plan) and 1998 Long-Term Incentive Plan (1998 Plan) generally vest over five years. Duke Energy did not award any stock options to Duke Energy Carolinas employees during the six months ended June 30, 2007 or 2006.

The following table summarizes information about Duke Energy stock options outstanding at June 30, 2007:

	Options (in thousands)	Weighted- Average Exercise Price(a)
Outstanding at December 31, 2006	4,425	$18
Exercised	(158)	12
Transferred, forfeited or expired	(971)	17

Outstanding at June 30, 2007	3,296	18

Exercisable at June 30, 2007	3,296	$18

(a)	Weighted-average exercise prices reflect the adjusted prices that resulted from the spin-off of Spectra Energy, as discussed above.

There were no option grants during the six months ended June 30, 2007 or 2006.

Phantom Stock Awards

Phantom stock awards outstanding under the 2006 Plan generally vest over periods from one to three years. Phantom stock awards outstanding under the 1998 Plan generally vest over periods from one to five years. Duke Energy awarded 257,510 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the six months ended June 30, 2007. Duke Energy awarded 186,290 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the six months ended June 30, 2006.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes information about Duke Energy phantom stock awards outstanding at June 30, 2007:

Shares
Number of Phantom Stock Awards:
Outstanding at December 31, 2006	415,078
Granted	257,510
Vested	(174,036)
Forfeited	(84,674)

Outstanding at June 30, 2007	413,878

As of June 30, 2007, Duke Energy Carolinas had approximately $5 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 3.1 years.

Performance Awards

Stock-based performance awards outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Duke Energy awarded 317,460 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the six months ended June 30, 2007. Duke Energy awarded 279,760 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the six months ended June 30, 2006.

The following table summarizes information about Duke Energy stock-based performance awards outstanding at June 30, 2007:

Shares
Number of Stock-based Performance Awards:
Outstanding at December 31, 2006	689,723
Granted	317,460
Vested	(227,082)
Forfeited	(163,491)

Outstanding at June 30, 2007	616,610

As of June 30, 2007, Duke Energy Carolinas had approximately $5 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 1.7 years.

Other Stock Awards

Other stock awards outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued during the six months ended June 30, 2007. Duke Energy awarded 238,000 shares (fair value of approximately $7 million) to Duke Energy Carolinas employees during the six months ended June 30, 2006.

The following table summarizes information about Duke Energy other stock awards outstanding at June 30, 2007:

Shares
Number of Other Stock Awards:
Outstanding at December 31, 2006	291,400
Granted	—
Vested	(20,800)
Forfeited	(74,400)

Outstanding at June 30, 2007	196,200

As of June 30, 2007, Duke Energy Carolinas had approximately $4 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 3.3 years.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

4. Inventory

Inventory consists of materials and supplies and coal held for electric generation. Inventory is recorded at the lower of cost or market value, primarily using the average cost method.

	June 30, 2007	December 31, 2006
	(in millions)
Materials and supplies	$344	$329
Coal held for electric generation	246	225

Total inventory	$590	$554

5. Debt and Credit Facilities

On May 15, 2007, pursuant to the terms of the debt agreement, substantially all of the holders of the Duke Energy Carolinas convertible debt required Duke Energy Carolinas to repurchase the balance then outstanding at a price equal to 100% of the principal amount plus accrued interest. In May 2007, Duke Energy Carolinas repurchased approximately $110 million of the convertible debt.

In June 2007, Duke Energy Carolinas issued $500 million principal amount of 6.10% senior unsecured notes due June 1, 2037. The net proceeds from the issuance were used to redeem commercial paper that was issued to repay the outstanding $249 million 6.6% Insured Quarterly Senior Notes due 2022 on April 30, 2007, and approximately $110 million of convertible debt discussed above. The remainder was used for general corporate purposes.

Available Credit Facilities and Restrictive Debt Covenants. In June 2007, Duke Energy closed on the syndication of an amended and restated credit facility, replacing the existing credit facilities totaling $2.65 billion with a new, 5-year, $2.65 billion master credit facility. Duke Energy Carolinas’ has a borrowing sub limit under the master credit facility of $800 million. Concurrent with the syndication of the master credit facility, Duke Energy established a new $1.5 billion commercial paper program and increased the commercial paper program at Duke Energy Carolinas, LLC from $650 million to $700 million. At June 30, 2007, Duke Energy Carolinas had $350 million of commercial paper and $6 million of letters of credit outstanding that were backstopped by this facility.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facilities.

Duke Energy’s credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy Carolinas to not exceed 65%. Duke Energy Carolinas’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2007, Duke Energy and Duke Energy Carolinas were in compliance with these covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

At June 30, 2007, approximately $322 million of pollution control bonds and approximately $300 million of commercial paper, which are short-term obligations by nature, were classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Carolinas’ intent and ability to utilize such borrowings as long-term financing. Duke Energy and Duke Energy Carolinas’ credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Carolinas the ability to refinance these short-term obligations on a long-term basis.

6. Employee Benefit Obligations

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred its membership interests in Spectra Energy Capital to Duke Energy. Effective as of the date of this transfer, Duke Energy Carolinas participates in the employee benefit plans of Duke Energy and is allocated costs of the plans in which Duke Energy Carolinas participates.

Duke Energy Carolinas participates in Duke Energy’s qualified non-contributory defined benefit retirement plans. Duke Energy Carolinas’ net periodic pension cost for its U.S. plan, as allocated by Duke Energy and excluding amounts in discontinued operations, was $7

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

million and $15 million for the three months ended June 30, 2007 and 2006, respectively. Duke Energy Carolinas’ net periodic pension cost for its U.S. plan, as allocated by Duke Energy and excluding amounts in discontinued operations, was $11 million and $31 million for the six months ended June 30, 2007 and 2006, respectively. There have been no contributions by Duke Energy Carolinas to Duke Energy’s U.S. retirement plan during the six months ended June 30, 2007. Duke Energy Carolinas does not anticipate making any contributions to Duke Energy’s qualified pension plans during the remainder of 2007.

Duke Energy sponsors non-qualified pension plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. Duke Energy Carolinas participates in Duke Energy’s non-qualified pension plans. Duke Energy Carolinas’ net periodic pension cost, as allocated by Duke Energy and excluding amounts in discontinued operations, was zero and $1 million for the three months ended June 30, 2007 and 2006, respectively. Duke Energy Carolinas’ net periodic pension cost, as allocated by Duke Energy and excluding amounts in discontinued operations, was $1 million and $2 million for the six months ended June 30, 2007 and 2006, respectively.

In conjunction with Duke Energy, Duke Energy Carolinas provides some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Duke Energy Carolinas’ net periodic post-retirement cost, as allocated by Duke Energy and excluding amounts in discontinued operations, was $9 million and $10 million for the three months ended June 30, 2007 and 2006, respectively. Duke Energy Carolinas’ net periodic post-retirement cost, as allocated by Duke Energy and excluding amounts in discontinued operations, was $17 million and $20 million for the six months ended June 30, 2007 and 2006, respectively.

The following tables show the components of net periodic pension costs included in Income From Continuing Operations.

Components of Net Periodic Pension Costs: Qualified Pension Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006(a)
	(in millions)
Service cost	$13	$11	$23	$21
Interest cost on projected benefit obligation	23	25	46	52
Expected return on plan assets	(35)	(30)	(68)	(60)
Amortization of prior service cost	—	(1)	(1)	(2)
Amortization of loss	6	10	11	20

Net periodic pension costs	$7	$15	$11	$31

(a)	These amounts exclude pre-tax pension cost of $1 million for the six months ended June 30, 2006 related to Spectra Energy Capital entities which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

Components of Net Periodic Pension Costs: Non-Qualified Pension Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006(a)
	(in millions)
Interest cost on projected benefit obligation	$—	$1	$1	$1
Amortization of prior service cost	—	—	—	1

Net periodic pension costs	$—	$1	$1	$2

(a)	These amounts exclude pre-tax pension cost of $2 million for the six months ended June 30, 2006 related to Spectra Energy Capital entities which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Components of Net Periodic Post-Retirement Benefit Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006(a)
	(in millions)
Service cost benefit	$1	$1	$2	$2
Interest cost on accumulated post—retirement benefit obligation	6	6	12	12
Expected return on plan assets	(2)	(2)	(4)	(3)
Amortization of net transition liability	2	3	4	5
Amortization of prior service cost	1	1	1	2
Amortization of loss	1	1	2	2

Net periodic post—retirement benefit costs	$9	$10	$17	$20

(a)	These amounts exclude pre-tax net periodic other post-retirement cost of $8 million for the six months ended June 30, 2006 related to Spectra Energy Capital entities which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

Duke Energy Carolinas participates in a Duke Energy-sponsored employee savings plan that covers substantially all employees. Duke Energy Carolinas expensed plan contributions, as allocated by Duke Energy and excluding amounts in discontinued operations, of $9 million and $9 million for the three months ended June 30, 2007 and 2006, respectively, and $20 million and $24 million for the six months ended June 30, 2007 and 2006, respectively. The amount for the six months ended June 30, 2006 excludes pre-tax expenses of $9 million, which relates to Spectra Energy Capital entities, and is reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

7. Severance and Other Charges

During the three and six months ended June 30, 2007, Duke Energy Carolinas recorded an immaterial amount of severance charges. Future severance costs under Duke Energy’s ongoing severance plan, if any, are currently not estimable.

Severance Reserve

	Balance at January 1, 2007	Provision/ Adjustments	Cash Reductions	Balance at June 30, 2007
	(in millions)
Other(a)	$24	$—	$(16)	$8

(a)	Severance payments to employees are expected to be applied to the reserves within one year from the date that the provision was recorded.

Additionally, during the three and six months ended June 30, 2007, Duke Energy Carolinas was allocated approximately $8 million of severance costs related to certain Duke Energy plans.

In July 2007, Duke Energy Carolinas offered a voluntary early retirement incentive plan to approximately 1,100 eligible employees. The special termination benefit being offered is a healthcare reimbursement account that can be used by participants for reimbursement of qualifying medical expenses. There are no severance benefits being offered in connection with this plan. The window for acceptance of these voluntary termination benefits extends from July 1, 2007 to August 15, 2007. Pursuant to SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Duke Energy Carolinas will record a liability related to this voluntary plan upon acceptance by eligible employees.

8. Business Segments

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The remainder of Duke Energy Carolinas’ operations is presented as “Other.” While it is not considered a business segment, Other primarily includes certain unallocated corporate governance costs, as well as a management fee charged by an unconsolidated affiliate (see Note 12).

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

On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating and excluding Corporate Governance costs) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so interest and dividend income on those balances are excluded from the segment’s EBIT.

Business Segment Data(a)

	Unaffiliated Revenues(b)	Segment EBIT / Consolidated Earnings from Continuing Operations before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2007
Franchised Electric	$1,359	$285	$233

Total reportable segments	1,359	285	233
Other	—	(67)	—
Interest expense	—	(72)	—
Interest income and other	—	7	—

Total consolidated	$1,359	$153	$233

Three Months Ended June 30, 2006
Franchised Electric	$1,278	$260	$234

Total reportable segments	1,278	260	234
Other	—	(98)	—
Interest expense	—	(75)	—
Interest income and other	—	2	—

Total consolidated	$1,278	$89	$234

Six Months Ended June 30, 2007
Franchised Electric	$2,692	$640	$466

Total reportable segments	2,692	640	466
Other	—	(128)	—
Interest expense	—	(145)	—
Interest income and other	—	8	—

Total consolidated	$2,692	$375	$466

Six Months Ended June 30, 2006
Franchised Electric	$2,570	$620	$465

Total reportable segments	2,570	620	465
Other	—	(132)	—
Interest expense	—	(150)	—
Interest income and other	—	4	—

Total consolidated	$2,570	$342	$465

(a)	Segment results and depreciation and amortization amounts exclude entities classified as discontinued operations.
(b)	There were no intersegment revenues for the three and six months ended June 30, 2007 and 2006.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Segment Assets

At June 30, 2007 and December 31, 2006, all of Duke Energy Carolinas’ segment assets are owned by its only reportable segment, Franchised Electric.

9. Risk Management Instruments

Duke Energy Carolinas is exposed to the impact of market fluctuations in the prices of electricity, coal and other energy-related products marketed and purchased as a result of its ownership of energy related assets. Exposure to interest rate risk exists as a result of the issuance of variable and fixed rate debt and commercial paper. Duke Energy Carolinas employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including swaps, futures, forwards, options and swaptions. Duke Energy Carolinas’ derivative portfolio carrying value as of June 30, 2007 is immaterial.

Commodity Cash Flow Hedges. Duke Energy Carolinas is exposed to market fluctuations in the price of power related to ongoing bulk power marketing activities. Duke Energy Carolinas monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts, such as forwards and options, as cash flow hedges for sales of electricity. Duke Energy Carolinas cash flow hedging activities do not extend beyond 2008.

The ineffective portion of commodity cash flow hedges resulted in an immaterial loss for the three and six months ended June 30, 2007 and is reported primarily in Operating Revenues—Regulated Electric in the Consolidated Statements of Operations. The ineffective portion of commodity cash flow hedges was immaterial in both the three and six months ended June 30, 2006. The amount recognized for transactions that no longer qualified as cash flow hedges was not material for the three and six months ended June 30, 2007 and 2006.

As of June 30, 2007, $1 million of pre-tax deferred net gains on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheets in Accumulated Other Comprehensive Loss and are expected to be recognized in earnings during the next twelve months as the hedged transactions occur.

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

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy Carolinas to risk as a result of its issuance of variable and fixed rate debt and commercial paper. Duke Energy Carolinas also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. Duke Energy Carolinas’ existing interest rate derivative instruments were not material to its Consolidated Balance Sheets as of June 30, 2007 and 2006. Duke Energy Carolinas’ interest rate derivative ineffectiveness was not material to its Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006.

As of June 30, 2007, $2 million of pre-tax deferred losses on derivative instruments related to interest rate cash flow hedges were accumulated on the Consolidated Balance Sheets in Accumulated Other Comprehensive Loss, and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of interest rates, the corresponding value in Accumulated Other Comprehensive income (loss) will likely change prior to its reclassification into earnings.

Credit Risk. Where exposed to credit risk, Duke Energy Carolinas analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Duke Energy Carolinas largest credit exposure is from its regulated operations and credit terms are established pursuant to commission regulations.

Duke Energy Carolinas has an immaterial amount of collateral assets as of June 30, 2007 and December 31, 2006. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 are collateral liabilities of approximately $103 million and $100 million, respectively, which represents cash collateral posted by third parties to Duke Energy Carolinas.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

10. Regulatory Matters

Regulatory Merger Approvals. As discussed in Note 1, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Service Commission of South Carolina (PSCSC) and the North Carolina Utilities Commission (NCUC) required that certain merger related savings be shared with consumers in South Carolina and North Carolina, respectively. The commissions also required Duke Energy Carolinas to meet additional conditions. Key elements of these conditions include:

•

The PSCSC required that Duke Energy Carolinas provide a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing profit sharing arrangement. Approximately $7 million, $16 million and $3 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2007 and the three months ended June 30, 2006, respectively. The rate reduction ended May 31, 2007.

•

The NCUC required that Duke Energy Carolinas provide (i) a rate reduction of approximately $118 million for its North Carolina customers through a credit rider to existing base rates for a one-year period following the close of the merger, and (ii) $12 million to support various low income, environmental, economic development and educationally beneficial programs, the cost of which was incurred in the second quarter of 2006. Approximately $27 million and $56 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2007, respectively. The rate reduction ended June 30, 2007.

•

In its order approving Duke Energy’s merger with Cinergy, the NCUC stated that the merger will result in a significant change in Duke Energy’s organizational structure which constitutes a compelling factor that warrants a general rate review. Therefore, as a condition of its merger approval and no later than June 1, 2007, Duke Energy Carolinas was required to file a general rate case or demonstrate that Duke Energy Carolinas’ existing rates and charges should not be changed (see discussion under “Rate Case” below). This review has been consolidated with the proceeding that the NCUC is required to undertake in connection with the North Carolina clean air legislation to review Duke Energy Carolinas’ environmental compliance costs. The NCUC specifically noted that it has made no determination that the rates currently being charged by Duke Energy Carolinas are, in fact, unjust or unreasonable.

•	The Federal Energy Regulatory Commission (FERC) approved the merger without conditions.

Used Nuclear Fuel. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy Carolinas contracted with the Department of Energy (DOE) for the disposal of used nuclear fuel. The DOE failed to begin accepting used nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy Carolinas’ contract with the DOE. In 1998, Duke Energy filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE’s failure to accept commercial used nuclear fuel by the required date. Damages claimed in the lawsuit are based upon Duke Energy Carolinas’ costs incurred as a result of the DOE’s partial material breach of its contract, including the cost of securing additional used fuel storage capacity. The matter was stayed pending the result of ongoing settlement negotiations between Duke Energy Carolinas and the DOE. Duke Energy Carolinas will continue to safely manage its used nuclear fuel until the DOE accepts it. Payments made to the DOE for expected future disposal costs are based on nuclear output and are included in the Consolidated Statements of Operations as Fuel Used in Electric Generation and Purchased Power. On March 6, 2007, Duke Energy Carolinas and the U.S. Department of Justice reached a settlement resolving Duke Energy’s used nuclear fuel litigation against the DOE. The agreement provided for an initial payment to Duke Energy of approximately $56 million for certain storage costs incurred through July 31, 2005, with additional amounts reimbursed annually for future storage costs. The settlement agreement resulted in a pre-tax earnings impact of approximately $26 million in the three months ended March 31, 2007, of which approximately $19 million and $7 million were recorded as an offset to Fuel Used in Electric Generation and Purchased Power, and Operation, Maintenance and Other, respectively, in the Consolidated Statements of Operations, with the remaining impact reflected within Inventory and Property, Plant and Equipment in the Consolidated Balance Sheets.

Rate Related Information. The NCUC and PSCSC approve rates for retail electric sales within their states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

NC Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that freezes electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provides for significant flexibility in the amount of annual amortization

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). Duke Energy Carolinas’ amortization expense related to this clean air legislation totals approximately $975 million from inception, with approximately $56 million and $63 million recorded in the second quarters of 2007 and 2006, respectively, and approximately $112 million and $125 million recorded for the first six months of 2007 and 2006, respectively. As of June 30, 2007, cumulative expenditures totaled approximately $1,054 million, with $226 million and $174 million incurred during the six months ended June 30, 2007 and 2006, respectively, and are included within capital expenditures in Net Cash Used In Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas has estimated the costs to comply with the legislation as approximately $2.0 billion. Actual costs may be higher or lower than the estimate based on changes in construction costs and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC will consider the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ base rates. Additionally, federal, state and environmental regulations, including, among other things, the Clean Air Interstate Rule (CAIR), and the Clean Air Mercury Rule (CAMR) could result in additional costs to reduce emissions from our coal-fired power plants.

Energy Efficiency. In May 2007, Duke Energy Carolinas filed an energy efficiency plan with the NCUC that recognizes energy efficiency as a reliable, valuable resource that is a “fifth fuel,” that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan would compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs, and links energy savings to retiring older coal plants. Customers would pay for energy efficiency programs with an energy efficiency rider that would be included in their power bill and adjusted annually. The energy efficiency rider would be based on the avoided cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency efforts. The plan is consistent with Duke Energy Carolinas’ public commitment to invest 1% of its annual retail revenues from the sale of electricity in energy efficiency programs subject to the appropriate regulatory treatment of Duke Energy Carolinas’ energy efficiency investments. As implementation of the plan is subject to approval of the NCUC, Duke Energy Carolinas is not able to estimate the impact this plan might have on its consolidated results of operations, cash flows, or financial position.

Rate Case. In June 2007, Duke Energy Carolinas filed an application with the NCUC seeking authority to increase its rates and charges for electric service in North Carolina effective January 1, 2008. This application complies with a condition imposed by the NCUC in approving the Cinergy merger. Overall, Duke Energy Carolinas is asking for a 3.6% increase (or approximately $140 million) in total revenues. The proposed revenue increases would be distributed among classes of customers and rate schedules. In conjunction with the rate case, the NCUC will consider Duke Energy Carolinas’ environmental compliance costs under the NC Clean Air Act and the appropriate recovery method for the period beyond 2007. The NCUC will hear evidence on Duke Energy Carolinas’ application beginning on October 16, 2007.

Other. Duke Energy Carolinas is engaged in planning efforts to meet projected load growth in its service territory. Long-term projections indicate a need for significant capacity additions, which may include new nuclear, coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, Duke Energy Carolinas is taking steps now to ensure those options are available. In March 2006, Duke Energy Carolinas announced that it had entered into an agreement with Southern Company to evaluate potential construction of a new nuclear plant at a site jointly owned in Cherokee County, South Carolina. In May 2007, Duke Energy Carolinas announced its intent to purchase Southern Company’s 500 MW interest in the proposed William States Lee III nuclear power project, making the plant’s total output available to electric customers in the Carolinas. With selection of the Cherokee County site, Duke Energy Carolinas is moving forward with previously announced plans to develop an application to the U.S. Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) for two Westinghouse AP1000 (advanced passive) reactors. Each reactor is capable of producing approximately 1,117 MW. The COL application submittal to the NRC is anticipated in late 2007. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On September 20, 2006, Duke Energy Carolinas filed an application with the NCUC requesting an NCUC order (1) finding that work performed by Duke Energy Carolinas to ensure the availability of nuclear generation by 2016 for its customers is prudent and consistent with the promotion of adequate, reliable, and economical utility service to the citizens of North Carolina and the polices expressed in North Carolina General Statute 62-2, and (2) providing expressly that Duke Energy Carolinas may recover in rates, in a timely fashion, the North Carolina allocable portion of its share of costs prudently

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

incurred to evaluate and develop a new nuclear generation facility through December 31, 2007, whether or not a new nuclear facility is constructed. On March 20, 2007, the NCUC issued an Order which gave its “general assurance” and held that it is appropriate for Duke Energy Carolinas to conduct the development work to preserve the nuclear option for its customers, and that Duke Energy Carolinas may recover its North Carolina allocable portion of such development costs (even if the Williams States Lee III Nuclear Station is not constructed) if they are found to be prudent and reasonable in a future general rate case proceeding. The Public Staff of the NCUC, which represents consumer interests, filed a motion for clarification/reconsideration with the NCUC on April 19, 2007. Duke Energy Carolinas has responded and a decision is expected in the third quarter 2007.

On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On February 28, 2007, the NCUC issued a notice of decision approving the construction of one unit at the Cliffside Steam Station. On March 21, 2007, the NCUC issued its Order, which explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including allowance for funds used during construction (AFUDC)), and certain conditions including providing for updates on construction cost estimates. A group of environmental intervenors filed a motion for reconsideration with the NCUC on April 20, 2007, and a supplemental motion for reconsideration on May 25, 2007. Duke Energy Carolinas filed its responses in opposition to the motions for reconsideration on May 11, 2007 and June 4, 2007, respectively. The NCUC denied the motions for reconsideration in orders issued on June 6, 2007 and June 14, 2007. On May 30, 2007, Duke Energy Carolinas filed the updated cost estimate for the approved new Cliffside Unit 6. The current capital cost estimate is $1.8 billion, which excludes AFUDC of $600 million. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $63 million in federal advanced clean coal tax credits. On July 11, 2007, Duke Energy Carolinas entered into an engineering, procurement, construction and commissioning services agreement, valued at approximately $1.29 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of a new 800 MW coal unit, with the remainder related to a flue gas desulfurization system on an existing unit, at Cliffside.

The North Carolina Department of Environment and Natural Resources issued a draft air permit for the approved Cliffside unit on April 18, 2007. However, at the request of Duke Energy Carolinas, the draft air permit is being revised to reflect Duke Energy Carolinas’ desired enhanced control technology. A public hearing date will be reset once the new draft permit is issued.

On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 600-800 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 600-800 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. Duke Energy Carolinas intends to file CPCN applications for the two combined cycle facilities after completion of the 2007 Annual Plan in the fall of 2007.

South Carolina passed new energy legislation which became effective May 3, 2007. Key elements of the legislation include expansion of the annual fuel clause mechanism to include recovery of costs of reagents (ammonia, limestone, etc.) that are consumed in the operation of Duke Energy Carolinas’ SO2 and NOx control technologies and the cost of certain emission allowances used to meet environmental requirements. The cost of reagents for Duke Energy Carolinas in 2007 is expected to be approximately $20 million. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs, incurred on or after May 3, 2007, through the fuel clause. The legislation also includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear base-load generation, cost recovery assurance for construction costs associated with nuclear or coal base-load generation, and the ability to recover financing costs for new nuclear base-load generation in rates during construction. Similar legislation was passed by the North Carolina General Assembly in July 2007 and was submitted to the Governor on August 2, 2007 for his consideration. At this time, Duke Energy Carolinas cannot determine which elements of the legislation will be passed into law or the potential financial impact of these legislative initiatives.

FERC To Issue Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying the North American Electric Reliability Council (NERC) as the Electric Reliability Organization. NERC has filed over 100 proposed reliability standards with FERC. On March 16, 2007, FERC issued a final rule establishing mandatory, enforceable reliability standards for the nation’s bulk power system. In the final rule, FERC approved 83 of the 107 mandatory reliability standards submitted by the NERC and compliance with these standards became mandatory on June 18, 2007. FERC will consider the remaining 24 proposed standards for approval once the necessary criteria and procedures are submitted. In the interim, compliance with these 24 standards is expected to continue on a voluntary basis as good utility practice. Duke Energy Carolinas does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Open Access Transmission Tariff. On February 15, 2007, the FERC issued a Final Rule (Order 890) in its Open Access Transmission Tariff (OATT) rulemaking. On March 19, 2007, Duke Energy Carolinas filed a request for rehearing and clarification with regards to this order. There are fourteen specific areas where clarification and rehearing would greatly assist Transmission Providers (TPs) understanding and implementation of the new rules. At this time, Duke Energy Carolinas does not believe that the order will have a material impact on its consolidated results of operations, cash flows, or financial position.

11. Commitments and Contingencies

Environmental

Duke Energy Carolinas is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Carolinas.

Remediation activities. Like others in the electric industry, Duke Energy Carolinas and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Carolinas operations, sites formerly owned or used by Duke Energy Carolinas entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Carolinas or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Carolinas may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

Clean Water Act. The U.S. Environmental Protection Agency’s (EPA’s) final Clean Water Act Section 316(b) rule became effective July 9, 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Eight of Duke Energy Carolinas’ eleven coal and nuclear-fueled generating facilities in North Carolina and South Carolina are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA , Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Duke Energy Carolinas is still unable to estimate costs to comply with the EPA’s rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

Clean Air Mercury Rule (CAMR) and Clean Air Interstate Rule (CAIR). The EPA finalized its CAMR and CAIR in May 2005. The CAMR limits total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program. Phase 1 begins in 2010 and Phase 2 begins in 2018. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern United States through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2 Phase 2 begins in 2015 for both NOx and SO2.

The emission controls Duke Energy Carolinas is installing to comply with North Carolina clean air legislation will contribute significantly to achieving compliance with CAMR and CAIR requirements. Duke Energy Carolinas currently estimates its CAIR Phase 2 compliance costs at approximately $150 million over the period 2010-2016. Duke Energy Carolinas is currently unable to estimate the cost of complying with Phase 2 of CAMR. Duke Energy Carolinas and others filed petitions with the U.S. Court of Appeals for the District of Columbia Circuit requesting the Court to review certain elements of the EPA’s CAIR. Duke Energy Carolinas is seeking to have the EPA revise the method of allocating SO2 emission allowances to entities under the rule.

Coal Combustion Product (CCP) Management. Duke Energy Carolinas currently estimates that it will spend approximately $130 million over the period 2007-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

21-

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Extended Environmental Activities and Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $9 million as of June 30, 2007 and December 31, 2006, respectively. These accruals represent Duke Energy Carolinas’ provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Justice Department, acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleged that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek (1) injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and (2) unspecified civil penalties in amounts of up to $27,500 per day for each violation. A number of Duke Energy Carolinas’ owned and operated plants have been subject to these allegations and lawsuits. Duke Energy Carolinas asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In 2000, the government brought a lawsuit against Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units in the Carolinas violate these NSR provisions. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy Carolinas’ legal positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy Carolinas. The trial court’s decision was appealed and ultimately reversed and remanded for trial by the United States Supreme Court. At trial, Duke Energy Carolinas will continue to assert that the projects were routine or not projected to increase emissions. No trial date has been set.

It is not possible to predict with certainty whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, that Duke Energy Carolinas might incur in connection with this matter.

Cherokee County Property Litigation. Duke Energy Carolinas filed suit in July 2005 seeking specific performance of its asserted contract to purchase approximately 2,000 acres of land in Cherokee County, South Carolina and asking for a declaratory judgment to establish that a contract for sale existed. Defendants counterclaimed for slander of title and abuse of process. In December 2005, the court dismissed Duke Energy Carolinas’ claims and Defendants’ amended their counterclaims. As amended, Defendants’ counterclaims allege slander of title, abuse of process, tortuous interference with prospective contracts of others in the energy market and tortuous interference with contract. A hearing on Duke Energy Carolinas’ Motion for Summary Judgment was held in April 2007 and the judge ruled in May 2007 dismissing Defendants’ slander of title claims. On May 30, 2007, the parties settled this matter. The resolution of this matter did not have a material effect on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims relating to damages for personal injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants during the 1960s and 1970s.

Amounts recognized as asbestos-related reserves in the Consolidated Balance Sheets totaled approximately $1,155 million and $1,159 million as of June 30, 2007 and December 31, 2006, respectively, and are classified in Other Deferred Credits and Other Liabilities and Other Current Liabilities. These reserves are based upon Duke Energy Carolinas best estimate of the probable liability for future asbestos claims through 2021. Although it is possible that claims will continue to be filed after that date, the uncertainties inherent in a longer-term forecast prevent Duke Energy Carolinas from making reliable estimates of the indemnity and medical expenses that might be incurred after that date. Asbestos-related reserve estimates incorporate anticipated inflation and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to uncertainty. Factors such as the frequency and magnitude of future claims could change the current estimates of the related reserves and claims for recoveries reflected in the accompanying Consolidated Financial Statements. However, management of Duke Energy Carolinas does not currently anticipate that any changes to these estimates will have any material adverse effect on its consolidated results of operations, cash flows or financial position.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Duke Energy has third-party insurance to cover losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Through June 30, 2007, Duke Energy Carolinas has made approximately $440 million in payments that apply to this retention. The insurance policy allows for potential insurance recoveries of up to $1,107 million in excess of the self insured retention. Probable insurance recoveries of approximately $1,040 million and $1,020 million related to this policy are classified in the Consolidated Balance Sheets as Other within Investments and Other Assets as of June 30, 2007 and December 31, 2006, respectively.

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

Duke Energy Carolinas has exposure to certain legal matters that are described herein. As of both June 30, 2007 and December 31, 2006, Duke Energy Carolinas has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1.2 billion, including the aforementioned asbestos liabilities, for these proceedings and exposures. Duke Energy Carolinas has insurance coverage for certain of these losses incurred. As of June 30, 2007, Duke Energy Carolinas has recognized approximately $1.0 billion of probable insurance recoveries related to these losses. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Duke Energy Carolinas expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Energy Carolinas enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

12. Related Party Transactions

Assets/(Liabilities)

	June 30, 2007	December 31, 2006
	(in millions)
Other current assets—prepayment to Duke Energy(a)	$21	$147
Other current liabilities—due to Duke Energy(b)	(226)	(316)
Other current assets—due from Cinergy(c)	2	3
Net deferred tax liabilities—due to Duke Energy(d)	(2,125)	(2,188)

(a)	The balance at June 30, 2007 is classified as Other Current Assets on the Consolidated Balance Sheets. Of the $147 million at December 31, 2006, $123 million is classified as Other Current Assets and $24 million is classified as Receivables on the Consolidated Balance Sheets.
(b)	The balance is recorded in Accounts Payable on the Consolidated Balance Sheets.
(c)	The balance is classified as Receivables on the Consolidated Balance Sheets.
(d)	Of the balance at June 30, 2007, approximately ($2,034) million is classified as Deferred income taxes and ($131) million is classified as Investment tax credit within Deferred Credits and Other Liabilities and $40 million is classified as Other Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($2,127) million is classified as Deferred income taxes and ($135) million is classified as Investment tax credit within Deferred Credits and Other Liabilities and $74 million is classified as Other Current Assets on the Consolidated Balance Sheets.

Duke Energy Carolinas is allocated its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, legal and accounting fees, as well as other third party costs. During the three months ended June 30, 2007 and 2006, Duke Energy Carolinas recorded governance expenses and shared services expenses of approximately $236 million and $161 million, respectively. During the six months ended June 30, 2007 and 2006, Duke Energy Carolinas recorded governance expenses and shared services expenses of approximately $455 million and $296 million, respectively. Additionally, Duke Energy Carolinas is charged a management fee by the same unconsolidated affiliate that amounted to approximately $13 million and $19 million for the three months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, Duke Energy Carolinas recorded a management fee charge from the same unconsolidated affiliate that amounted to approximately $33 million and

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

$36 million, respectively. These amounts are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations. The governance and shared services expenses of approximately $135 million and management fee of $17 million for the three months ended March 31, 2006 are offset within Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations, as this affiliate was consolidated by Duke Energy Carolinas up until April 3, 2006, at which time this affiliate was transferred as part of Spectra Energy Capital to Duke Energy (see Note 1).

13. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Carolinas subsequent to June 30, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108) . In September 2006 the Securities and Exchange Commission (SEC) issued SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Traditionally, there have been two widely-recognized approaches for quantifying the effects of financial statement misstatements. The income statement approach focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The balance sheet approach, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach (a “dual approach”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

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

FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Duke Energy Carolinas has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in Duke Energy Carolinas’ financial statements. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy Carolinas adopted FIN 48 effective January 1, 2007. See Note 14 for additional information.

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

FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (FSP No. FAS 123(R)-5) In October 2006, the FASB staff issued FSP No. FAS 123(R)-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP No. FAS 123(R)-1).” In August 2005, the FASB staff issued FSP No. FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230–A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable generally accepted accounting principles. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. This FSP was effective for Duke Energy Carolinas as of January 1, 2007. As discussed in Note 3, effective with Duke Energy’s spin-off of Spectra Energy on January 2, 2007, all previously granted Duke Energy long-term incentive plan equity awards were modified to equitably adjust the awards. As the modifications to the equity awards were made solely to reflect the spin-off, no change in the recognition or the measurement (due to a change in classification) of those instruments resulted.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

EITF Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (EITF No. 06-6). In November 2006, the EITF reached a consensus on EITF No. 06-6. EITF No. 06-6 addresses how a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option should be considered in the issuer’s analysis of whether debt extinguishment accounting should be applied, and further addresses the accounting for a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option when extinguishment accounting is not applied. EITF No. 06-6 applied to modifications (or exchanges) occurring in interim or annual reporting periods beginning after November 29, 2006, regardless of when the instrument was originally issued. Early application is permitted for modifications (or exchanges) occurring in periods for which financial statements have not been issued. There were no modifications to, or exchanges of, any of Duke Energy Carolinas’ debt instruments within the scope of EITF No. 06-6 in the three or six months ended June 30, 2007 or 2006. The impact to Duke Energy Carolinas of applying EITF No. 06-6 in subsequent periods will be dependent upon the nature of any modifications to, or exchanges of, any debt instruments within the scope of EITF No. 06-6.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Carolinas as of June 30, 2007:

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

14. Income Taxes and Other Taxes

The taxable income of Duke Energy Carolinas is reflected in Duke Energy’s U.S. federal and state income tax returns. As a result of Duke Energy’s merger with Cinergy, Duke Energy Carolinas entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Carolinas would incur if Duke Energy Carolinas were a separate company filing its own tax return as a C-Corporation.

On January 1, 2007, Duke Energy Carolinas adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). The following table shows the impacts of adoption of FIN 48 on Duke Energy Carolinas’ Consolidated Balance Sheets.

Increase/ (Decrease)
(in millions)
Liabilities
Other Liabilities (non-current)(a)	$55
Deferred Income Taxes	(30)
Taxes Payable	(25)

Total(b)	$—

(a)	Includes liability for unrecognized tax benefits and accrued interest and penalties, net of ‘gain contingencies’ that were not recorded prior to the adoption of FIN 48.
(b)	The adoption of FIN 48 resulted in the recognition of an immaterial after-tax cumulative effect increase to member’s equity, which reflects all adoption provisions of FIN 48, including those provisions related to unrecognized income tax benefits, interest expense and penalties.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The following table shows the accounting for the adoption of FIN 48 on January 1, 2007 and the increase/(decrease) in Duke Energy Carolinas’ unrecognized tax benefits from January 1, 2007 to June 30, 2007.

	January 1, 2007	Changes in Balances	June 30, 2007
	(in millions)
Unrecognized Tax Benefits(a)	$179	$156	$335
Unrecognized Tax Benefits that, if recognized, would affect the effective tax rate	$105	$—	$105
Interest Payable(b)	$—	$2	$2
Penalties Payable	$—	$—	$—

(a)	Increase in the liability primarily related to the timing of certain deductions taken on tax returns in prior years.
(b)	Reflects all interest related to income taxes. The change was primarily the result of a cash receipt from a 2006 settlement partially offset by an increase to pre-tax income of $7 million and $6 million for the three and six months ended June 30, 2007.

It is reasonably possible that Duke Energy Carolinas will reflect a reduction in unrecognized tax benefits in the next twelve months due to an expected settlement, although the amount of the reduction is not estimable at June 30, 2007.

Duke Energy Carolinas has the following tax years open.

Jurisdiction	Tax Years
Federal	1999 and after
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years

Effective with the adoption of FIN 48, Duke Energy Carolinas records, as it relates to taxes, interest expense as Interest Expense, and interest income and penalties within Other Income and Expenses, net, in the Consolidated Statement of Operations.

The effective tax rate for continuing operations for the three months ended June 30, 2007 was approximately 35.5% as compared to the effective tax rate of 42.9% for the same period in 2006. The decrease primarily relates to the removal of certain permanent items that, as a result of the organizational restructuring, no longer existed at Duke Energy Carolinas.

The effective tax rate for each of the six months ended June 30, 2007 and 2006 was approximately 34.8%.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Carolinas from its customers. These taxes, which are required to be paid regardless of Duke Energy Carolinas’ ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Carolinas acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Carolinas’ excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(in millions)
Excise Taxes	$29	$28	$60	$57

15. Comprehensive Income (Loss)

Comprehensive Income (Loss). Comprehensive income (loss) includes net income and certain other changes in equity. Components of other comprehensive income and accumulated other comprehensive income for the six months ended June 30, 2007 and 2006 are presented in the Consolidated Statements of Member’s Equity/Common Stockholder’s Equity and Comprehensive Income (Loss).

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Total Comprehensive Income (Loss) (in millions)

	Three Months Ended June 30,
	2007	2006
Net Income	$99	$51

Other comprehensive income
Intercompany transfers	—	(814)
Net unrealized gains on cash flow hedges(a)	1	—
Reclassification into earnings from cash flow hedges(b)	3	—

Other comprehensive income (loss), net of tax	4	(814)

Total Comprehensive Income (Loss)	$103	$(763)

(a)	Net unrealized gains on cash flow hedges, net of $1 million tax expense for the three months ended June 30, 2007.
(b)	Reclassification into earnings from cash flow hedges, net of $1 million tax expense for the three months ended June 30, 2007.

16. Subsequent Events

For information on subsequent events related to severance and other charges and regulatory matters, see Notes 7 and 10, respectively.

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

Up through April 3, 2006, Duke Energy Carolinas represented a leading energy company located in the Americas with a real estate subsidiary. On April 3, 2006, Duke Energy Carolinas transferred to its parent, Duke Energy Corporation, all of its membership interests in its wholly-owned subsidiary Spectra Energy Capital, LLC (Spectra Energy Capital, formerly Duke Capital LLC), including the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM), which Duke Energy Carolinas transferred to Duke Capital on April 1, 2006. As a result of Duke Energy Carolinas’ transfer of its membership interests in Spectra Energy Capital, Spectra Energy Capital’s results of operations, including DEM and Duke Energy Merchant Finance, LLC, for the three months ended March 31, 2006 and are reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Following these transactions, Duke Energy Carolinas is a utility company with operations in North Carolina and South Carolina.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas is presented in reduced disclosure format in accordance with General Instructions H(2) of Form 10-Q.

Duke Energy Carolinas

	Six Months Ended June 30,
(in millions)	2007	2006	Increase (Decrease)
Operating revenues	$2,692	$2,570	$122
Operating expenses	2,194	2,094	100
Gains on sales of other assets and other, net	2	1	1

Operating income	500	477	23
Other income and expenses, net	20	15	5
Interest expense	145	150	(5)
Income tax expense from continuing operations	130	119	11

Income from Continuing Operations	245	223	22
Income from Discontinued Operations, net of tax	—	186	(186)

Net Income	$245	$409	$(164)

PART I

Income from Continuing Operations

The $22 million increase in Duke Energy Carolinas’ income from continuing operations was primarily due to the following factors:

Operating Revenues.

Increased Operating revenues were primarily due to the following factors:

•	A $97 million increase in fuel revenues driven by increased fuel rates for retail customers, due primarily to increased coal costs, and increased gigawatt-hours (GWh) sales to retail customers,
•

A $60 million increase in GWh sales to retail customers due to favorable weather conditions. Weather statistics for both cooling degree days and heating degree days in 2007 were favorable compared to the same period in 2006,

•

A $26 million increase related to demand from retail customers, due primarily to continued growth in the number of residential and general service customers in the Duke Energy Carolinas’ service territory. The number of customers in 2007 has increased by approximately 47,000 compared to the same period in 2006, and

•

A $19 million increase in wholesale power revenues due to reduced amounts relating to sharing of profits. During the second quarter of 2006, an order issued by the North Carolina Utilities Commission (NCUC) to change the method for calculating wholesale profits and related sharing resulted in a charge of $18 million.

Partially offset by:

•	A $68 million decrease related to the sharing of anticipated merger savings through a rate decrement rider with regulated customers in North Carolina and South Carolina.

Operating Expenses.

Increased Operating expenses were primarily due to the following factors:

•

A $70 million increase in fuel expenses due primarily to higher coal costs. Generation fueled by coal accounted for approximately 54% of total generation during the six months ended June 30, 2007 compared to approximately 50% during the same period in 2006. The quantity of coal burned during the six months ended June 30, 2007 is approximately 9% higher than the same period in 2006, resulting in increased expenses of approximately $92 million. This increase is partially offset by a $21 million reimbursement for previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the Department of Energy. The settlement between the parties was finalized on March 6, 2007,

•

A $20 million increase in operating and maintenance expenses, primarily related to higher outage and maintenance costs at nuclear generating plants, an April 2007 wind storm and an increased proportionate share of governance charges after the spin-off of Duke Energy’s natural gas business; partially offset by 2006 severance charges and a one time donation in 2006 ordered by the NCUC as a condition of the merger with Cinergy, and

•	A $14 million increase in depreciation and amortization primarily due to additional capital spending.

Partially offset by:

•

A $13 million decrease in regulatory amortization expenses due to reduced amortization of compliance costs related to North Carolina clean air legislation during the six months ended June 30, 2007 as compared to the same period in the prior year. Regulatory amortization expenses were approximately $112 million for the six months ended June 30, 2007 as compared to approximately $125 million during the same period in 2006.

Net Income

The decrease in net income of $164 million for the six months ended June 30, 2007 is primarily attributable to the operations of Spectra Energy Capital, which were transferred to Duke Energy on April 3, 2006, partially offset by drivers discussed above. The results of operations for Spectra Energy Capital are presented in Income from Discontinued Operations, net of tax, on the Consolidated Statements of Operations for the six months ended June 30, 2006.

Liquidity and Capital Resources

In July 2007, Duke Energy Carolinas entered into an engineering, procurement, construction and commissioning services agreement, valued at approximately $1.29 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to the

PART I

participation in the construction of a new 800 megawatt coal unit, and approximately $350 million is for a flue gas desulfurization system at an existing unit, at Cliffside. Duke Energy Carolinas currently anticipates capital expenditures associated with this agreement to amount to approximately $80 million in 2007, $325 million in 2008, $425 million in 2009, $325 million in 2010, $115 million in 2011 and $10 million in 2012. Duke Energy Carolinas has the right to terminate this agreement at any time for its convenience, subject to customary cancellation and demobilization charges in accordance with the terms of the agreement. At this time, Duke Energy Carolinas is analyzing the best sources of cash for these expenditures, including utilizing cash generated from operations, as well as funding through issuances of debt.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2007, see Note 10 to the Consolidated Financial Statements, “Regulatory Matters” and Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

Item 4. Submission of Matters to a Vote of Security Holders.

In lieu of an annual meeting of the shareholder of Duke Energy Carolinas, resolution was duly adopted by unanimous written consent of Duke Energy Corporation, Duke Energy Carolinas’ sole shareholder, effective March 14, 2007, electing the following members to the Board of Directors for one-year terms expiring in 2008:

•	David L. Hauser
•	James E. Rogers
•	James L. Turner

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit Number
10.1	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Carolinas, LLC, July 5, 2007, File No. 1-4928, as Exhibit 10.1).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY CAROLINAS, LLC

Date: August 13, 2007	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: August 13, 2007	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller