Form 10-Q
period 2007-09-30
Duke Energy Carolinas, LLC
filed 2007-11-13
CIK 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 Or

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

SEPTEMBER 30, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State and federal legislative and regulatory initiatives and rulings that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Carolinas, LLC’s (Duke Energy Carolinas) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Carolinas’ operations, including the economic, operational and other effects of hurricanes, ice storms, droughts and tornados;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation facilities;
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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues-Regulated Electric	$1,778	$1,601	$4,470	$4,171
Operating Expenses
Fuel used in electric generation and purchased power	534	452	1,272	1,109
Operation, maintenance and other	418	418	1,252	1,233
Depreciation and amortization	251	231	717	696
Property and other taxes	91	79	247	236
Total operating expenses	1,294	1,180	3,488	3,274
Gains on Sales of Other Assets and Other, net	—	1	2	2
Operating Income	484	422	984	899
Other Income and Expenses, net	40	8	60	23

Interest Expense	73	71	218	221
Income From Continuing Operations Before Income Taxes	451	359	826	701
Income Tax Expense from Continuing Operations	162	129	292	248
Income From Continuing Operations	289	230	534	453
Income From Discontinued Operations, net of tax	—	—	—	186
Net Income	$289	$230	$534	$639

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$25	$38
Short-term investments	54	221
Receivables (net of allowance for doubtful accounts of $5 at September 30, 2007 and December 31, 2006)	921	679
Inventory	583	554
Unrealized gains on mark-to-market and hedging transactions	1	8
Other	226	284
Total current assets	1,810	1,784
Investments and Other Assets
Investments in unconsolidated affiliates	2	2
Nuclear decommissioning trust funds	1,949	1,775
Other	1,128	1,088
Total investments and other assets	3,079	2,865
Property, Plant and Equipment
Cost	23,492	22,660
Less accumulated depreciation and amortization	8,688	8,341
Net property, plant and equipment	14,804	14,319
Regulatory Assets and Deferred Debits
Deferred debt expense	187	193
Regulatory assets related to income taxes	401	396
Other	515	540
Total regulatory assets and deferred debits	1,103	1,129
Total Assets	$20,796	$20,097

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	September 30, 2007	December 31, 2006
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$589	$913
Taxes accrued	134	56
Interest accrued	85	79
Current maturities of long-term debt	620	226
Unrealized losses on mark-to-market and hedging transactions	11	2
Other	319	351
Total current liabilities	1,758	1,627
Long-term Debt	4,787	5,044
Deferred Credits and Other Liabilities
Deferred income taxes	2,273	2,127
Investment tax credit	129	135
Unrealized losses on mark-to-market and hedging transactions	2	3
Asset retirement obligations	2,275	2,162
Other	3,065	3,019
Total deferred credits and other liabilities	7,744	7,446
Commitments and Contingencies Member’s Equity
Member’s equity	6,518	5,984
Accumulated other comprehensive loss	(11)	(4)
Total member’s equity	6,507	5,980
Total Liabilities and Member’s Equity	$20,796	$20,097

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$534	$639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	813	978
Gains on sales of investments in commercial and multi-family real estate	—	(26)
Gains on sales of equity investments and other assets	(2)	(12)
Deferred income taxes	(48)	(295)
Minority Interest	—	15
Equity in earnings of unconsolidated affiliates	1	(175)
Purchased capacity levelization	(14)	(12)
Contributions to company-sponsored pension plans (Increase) decrease in	—	(11)
Net realized and unrealized mark-to-market and hedging transactions	6	37
Receivables	(237)	596
Inventory	(19)	197
Other current assets	155	853
Increase (decrease) in
Accounts payable	(305)	(1,175)
Taxes accrued	40	117
Other current liabilities	(22)	(331)
Capital expenditures for residential real estate	—	(115)
Cost of residential real estate sold	—	42
Other, assets	51	347
Other, liabilities	9	191
Net cash provided by operating activities	962	1,860
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,193)	(1,313)
Investment expenditures	(1)	(69)
Acquisitions, net of cash acquired	—	(90)
Purchases of available-for-sale securities	(5,546)	(14,835)
Proceeds from sales and maturities of available-for-sale securities	5,624	14,956
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	3	31
Proceeds from the sales of commercial and multi-family real estate	—	56
Settlement of net investment hedges and other investing derivatives	—	(36)
Purchases of emission allowances	(12)	(3)
Other	17	(1)
Net cash used in investing activities	(1,108)	(1,304)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	500	6
Issuance of common stock and common stock related to employee benefit plans	—	14
Payments for the redemption of:
Long-term debt	(252)	(42)
Convertible notes	(110)	—
Notes payable and commercial paper	—	(84)
Distributions to minority interests	—	(157)
Contributions from minority interests	—	137
Capital contribution from parent	—	200
Dividends paid	—	(289)
Repurchase of common shares	—	(69)
Distribution to parent in connection with transfer of Spectra Energy Capital, LLC	—	(761)
Other	(5)	8
Net cash provided by (used in) financing activities	133	(1,037)
Net decrease in cash and cash equivalents	(13)	(481)
Cash and cash equivalents at beginning of period	38	511
Cash and cash equivalents at end of period	$25	$30

Supplemental Disclosures
Significant non-cash transactions:
Transfer of equity interest in Spectra Energy Capital, LLC to parent	$—	$12,370
Advance forgiveness	$—	$146
Conversion of debt to equity	$—	$632
AFUDC—equity component	$32	$26
Accrued capital expenditures	$203	$141

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY/COMMON STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Member’s Equity	Common Stock	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance December 31, 2005	928	$—	$10,446	$5,277	$846	$(87)	$(60)	$17	$16,439
Net income	—	281	—	358	—	—	—	—	639
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	59	—	—	—	59
Net unrealized gains on cash flow hedges(a)	—	—	—	—	—	7	—	—	7
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	11	—	—	11
Other(c)	—	—	—	—	—	—	—	16	16
Inter-company transfers(d)	—	—	—	—	(905)	64	60	(33)	(814)

Total comprehensive loss									(82)
Dividend reinvestment and employee benefits	1	—	22	—	—	—	—	—	22
Stock repurchase	(2)	—	(69)	—	—	—	—	—	(69)
Common stock dividends	—	—	—	(289)	—	—	—	—	(289)
Conversion to a limited liability company	(927)	15,745	(10,399)	(5,346)	—	—	—	—	—
Transfer of equity interest in Spectra Energy Capital, LLC	—	(11,556)	—	—	—	—	—	—	(11,556)
Capital contributions from parent	—	200	—	—	—	—	—	—	200
Conversion of debt to equity	—	632	—	—	—	—	—	—	632
Tax benefit due to conversion of debt to equity	—	34	—	—	—	—	—	—	34
Inter-company advance forgiveness	—	146	—	—	—	—	—	—	146
Balance September 30, 2006	—	$5,482	$—	$—	$—	$(5)	$—	$—	$5,477

Balance December 31, 2006	—	$5,984	$—	$—	$—	$(4)	$—	$—	$5,980
Net income		534	—	—	—	—	—	—	534
Other Comprehensive Income
Net unrealized losses on cash flow hedges(a)		—	—	—	—	(7)	—	—	(7)

Total comprehensive income									527
Balance September 30, 2007	—	$6,518	$—	$—	$—	$(11)	$—	$—	$6,507

(a)	Net unrealized gains (losses) on cash flow hedges, net of $4 tax benefit in 2007 and $2 tax expense in 2006.
(b)	Reclassification into earnings from cash flow hedges, net of $7 tax expense in 2006. Reclassification into earnings from cash flow hedges in 2006 is due primarily to the recognition of Duke Energy North America’s (DENA) unrealized net gains related to hedges on forecasted transactions which will no longer occur as a result of the sale to LS Power of substantially all of DENA’s assets and contracts outside the Midwestern U.S. and certain contractual positions related to the Midwestern assets (see Note 2).
(c)	Net of $8 tax expense in 2006.
(d)	Inter-company transfers of net gains on cash flow hedges, net of $36 tax expense; minimum pension liability, net of $32 tax expense; and Other, net of $19 tax benefit in 2006.

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

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy Carolinas’ financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changing commodity prices and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Carolinas’ Form 10-K for the year ended December 31, 2006.

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

Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue per kilowatt hour for all customers classes to the number of estimated kilowatt hours delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy Carolinas’ Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 were approximately $232 million and $212 million, respectively.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Other Current and Non-Current Liabilities. At September 30, 2007 and December 31, 2006, approximately $1,517 million and $1,433 million, respectively, of regulatory liabilities associated with asset removal costs are included in Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. At September 30, 2007, this balance exceeded 5% of total liabilities. Also see “Other Litigation and Legal Proceedings” in Note 11 for additional amounts that exceeded 5% of total liabilities.

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

Dispositions. Natural Gas Transmission. During the first quarter of 2006, the sale of certain Stone Mountain natural gas gathering system assets resulted in proceeds of $18 million (which is reflected in Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable within Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows), and a pre-tax gain of $5 million was recognized. In addition, the sale of stock received as consideration for the settlement of a customers’ transportation contract resulted in proceeds of approximately $24 million (which is reflected in Other, assets within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows) and a pre-tax gain of $24 million.

Crescent. For the period from January 1, 2006 to March 31, 2006, Crescent Resources, LLC commercial and multi-family real estate sales resulted in $56 million of proceeds and $26 million of net pre-tax gains.

Other. During the third quarter of 2005, Duke Energy Carolinas’ Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. During 2006 and 2005, Duke Energy Carolinas entered into agreements to sell or terminate certain of its contract portfolio, including certain transportation contracts. Total cash paid by Duke Energy Carolinas

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

under such contract sales or terminations during 2006 was approximately $155 million and resulted in pre-tax losses of approximately $160 million from January 1, 2006 through March 31, 2006. Cash consideration paid to Barclays Bank PLC (Barclays) amounted to approximately $600 million in January 2006. Additionally, in January 2006 Barclays provided Duke Energy Carolinas with cash equal to the net cash collateral posted by DENA under the contracts of approximately $540 million.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Stock-Based Compensation Expense

Duke Energy Carolinas recorded pre-tax stock-based compensation expense included in Income From Continuing Operations for the three and nine months ended September 30, 2007 and 2006 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(in millions)
Phantom Stock	$1	$1	$4	$6
Performance Awards	1	2	3	4
Other Stock Awards	—	1	—	1

Total	$2	$4	$7	$11

The tax benefit associated with the recorded expense in Income From Continuing Operations for the three months ended September 30, 2007 and 2006 was approximately $1 million in each period. The tax benefit associated with the recorded expense in Income From Continuing Operations for the nine months ended September 30, 2007 and 2006 was approximately $3 million and $4 million, respectively.

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Spectra Energy Capital to Duke Energy. Accordingly, pre-tax stock-based compensation expense of approximately $10 million is included in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations related to the three months ended March 31, 2006.

Stock Option Activity

Stock option awards issued under Duke Energy’s 2006 Long-term Incentive Plan (2006 Plan) and 1998 Long-Term Incentive Plan (1998 Plan) generally vest over five years. Duke Energy did not award any stock options to Duke Energy Carolinas employees during the nine months ended September 30, 2007 or 2006.

The following table summarizes information about outstanding Duke Energy stock options held by Duke Energy Carolinas employees at September 30, 2007:

	Options (in thousands)	Weighted- Average Exercise Price(a)
Outstanding at December 31, 2006	4,425	$18
Exercised	(180)	12
Transferred, forfeited or expired	(690)	18

Outstanding at September 30, 2007	3,555	18

Exercisable at September 30, 2007	3,555	$18

(a)	Weighted-average exercise prices reflect the adjusted prices that resulted from the spin-off of Spectra Energy, as discussed above.

Phantom Stock Awards

Phantom stock awards outstanding under the 2006 Plan generally vest over periods from one to three years. Phantom stock awards outstanding under the 1998 Plan generally vest over periods from one to five years. Duke Energy awarded 257,510 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the nine months ended September 30, 2007. Duke Energy awarded 186,290 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the nine months ended September 30, 2006.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes information about outstanding Duke Energy phantom stock awards held by Duke Energy Carolinas employees at September 30, 2007:

Shares
Number of Phantom Stock Awards:
Outstanding at December 31, 2006	415,078
Granted	257,510
Vested	(174,036)
Forfeited/Transferred	(37,786)

Outstanding at September 30, 2007	460,766

As of September 30, 2007, Duke Energy Carolinas had approximately $4 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 2.8 years.

Performance Awards

Stock-based performance awards outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Duke Energy awarded 317,460 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the nine months ended September 30, 2007. Duke Energy awarded 279,760 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the nine months ended September 30, 2006.

The following table summarizes information about outstanding Duke Energy stock-based performance awards held by Duke Energy Carolinas employees at September 30, 2007:

Shares
Number of Stock-based Performance Awards:
Outstanding at December 31, 2006	689,723
Granted	317,460
Vested	(227,082)
Forfeited/Transferred	(90,152)

Outstanding at September 30, 2007	689,949

As of September 30, 2007, Duke Energy Carolinas had approximately $5 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 1.5 years.

Other Stock Awards

Other stock awards outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued during the nine months ended September 30, 2007. Duke Energy awarded 238,000 shares (fair value of approximately $7 million) to Duke Energy Carolinas employees during the nine months ended September 30, 2006.

The following table summarizes information about Duke Energy other stock awards outstanding at September 30, 2007:

Shares
Number of Other Stock Awards:
Outstanding at December 31, 2006	291,400
Granted	—
Vested	(20,800)
Forfeited	(74,400)

Outstanding at September 30, 2007	196,200

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

As of September 30, 2007, Duke Energy Carolinas had approximately $3 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 3.0 years.

4. Inventory

Inventory consists primarily of materials and supplies and coal held for electric generation. Inventory is recorded primarily using the average cost method.

	September 30, 2007	December 31, 2006
	(in millions)
Materials and supplies	$359	$329
Coal held for electric generation	224	225

Total inventory	$583	$554

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

In October 2007, Duke Energy and certain of its subsidiaries filed a registration statement (Form S-3) with the Securities and Exchange Commission (SEC). Under this Form S-3, which is uncapped, Duke Energy and certain of its subsidiaries, including Duke Energy Carolinas, may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings.

Available Credit Facilities and Restrictive Debt Covenants. In June 2007, Duke Energy closed on the syndication of an amended and restated credit facility, replacing the existing credit facilities totaling $2.65 billion with a 5-year, $2.65 billion master credit facility. Duke Energy Carolinas has a borrowing sub limit under the master credit facility of $800 million. Concurrent with the syndication of the master credit facility, Duke Energy established a new $1.5 billion commercial paper program and increased the commercial paper program at Duke Energy Carolinas from $650 million to $700 million. At September 30, 2007, Duke Energy Carolinas had $300 million of commercial paper and $6 million of letters of credit outstanding that were backstopped by this facility.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facilities.

Duke Energy’s credit agreements contain various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy Carolinas to not exceed 65%. Additionally, Duke Energy Carolinas’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2007, Duke Energy and Duke Energy Carolinas were in compliance with all covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

At September 30, 2007 and December 31, 2006, approximately $322 million of certain pollution control bonds and approximately $300 million of commercial paper, which are short-term obligations by nature, were classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Carolinas’ intent and ability to utilize such borrowings as long-term financing. Duke Energy and Duke Energy Carolinas’ credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Carolinas the ability to refinance these short-term obligations on a long-term basis.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

6. Employee Benefit Obligations

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred its membership interests in Spectra Energy Capital to Duke Energy. Effective as of the date of this transfer, Duke Energy Carolinas participates in the following employee benefit plans of Duke Energy: qualified non-contributory defined benefit retirement plans, non-qualified pension plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees and non-employee directors, and post-retirement benefit plans that provide health care and life insurance benefits to retired employees on a contributory and non-contributory basis. Duke Energy Carolinas is allocated its proportionate share of costs of the plans in which it participates. There have been no contributions by Duke Energy Carolinas to Duke Energy’s U.S. retirement plans during the nine months ended September 30, 2007. Duke Energy Carolinas does not anticipate making any contributions to Duke Energy’s qualified pension plans during the remainder of 2007.

The following tables show the components of net periodic pension costs included in Income From Continuing Operations.

Components of Net Periodic Pension Costs: Qualified Pension Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006(a)
	(in millions)
Service cost	$10	$12	$33	$33
Interest cost on projected benefit obligation	24	24	70	76
Expected return on plan assets	(34)	(30)	(102)	(90)
Amortization of prior service cost	(1)	(1)	(2)	(3)
Amortization of loss	6	10	17	30

Net periodic pension costs	$5	$15	$16	$46

(a)	These amounts exclude pre-tax pension cost of $1 million for the nine months ended September 30, 2006 related to Spectra Energy Capital entities which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

Components of Net Periodic Pension Costs: Non-Qualified Pension Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006(a)
	(in millions)
Interest cost on projected benefit obligation	$—	$—	$1	$1
Amortization of prior service cost	1	—	1	1

Net periodic pension costs	$1	$—	$2	$2

(a)	These amounts exclude pre-tax pension cost of $2 million for the nine months ended September 30, 2006 related to Spectra Energy Capital entities which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Components of Net Periodic Other Post-Retirement Benefit Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006(a)
	(in millions)
Service cost	$—	$1	$2	$3
Interest cost on accumulated post—retirement benefit obligation	5	7	17	19
Expected return on plan assets	(2)	(2)	(6)	(5)
Amortization of net transition liability	3	3	7	8
Amortization of prior service cost	1	—	2	2
Amortization of loss	2	1	4	3

Net periodic other post-retirement benefit costs	$9	$10	$26	$30

(a)	These amounts exclude pre-tax net periodic other post-retirement cost of $8 million for the nine months ended September 30, 2006 related to Spectra Energy Capital entities which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

Duke Energy Carolinas participates in a Duke Energy-sponsored employee savings plan that covers substantially all employees. Duke Energy Carolinas expensed plan contributions, as allocated by Duke Energy and excluding amounts in discontinued operations, of $8 million and $9 million for the three months ended September 30, 2007 and 2006, respectively, and $28 million and $33 million for the nine months ended September 30, 2007 and 2006, respectively. The amount for the nine months ended September 30, 2006 excludes pre-tax expenses of $9 million related to Spectra Energy Capital entities, which is reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

7. Severance and Other Charges

During the three and nine months ended September 30, 2007, Duke Energy Carolinas recorded an immaterial amount of severance charges. Future severance costs under Duke Energy Carolinas’ ongoing severance plan, if any, are currently not estimable.

Severance Reserve

	Balance at January 1, 2007	Provision/ Adjustments	Cash Reductions	Balance at September 30, 2007
	(in millions)
Other(a)	$24	$—	$(17)	$7

(a)	Severance payments are expected to be applied to the reserves within one year from the date that the provision was recorded.

Post-Retirement Benefits. In July 2007, Duke Energy Carolinas offered a voluntary early retirement incentive plan to approximately 1,100 eligible employees. The special termination benefit that was offered was a healthcare reimbursement account that could be used by participants for reimbursement of qualifying medical expenses. There were no severance benefits offered in connection with this plan. The window for acceptance of these voluntary termination benefits closed on August 15, 2007. During the three months ended September 30, 2007, approximately 170 employees accepted the offer and, pursuant to SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Duke Energy Carolinas recorded a charge of approximately $6 million related to this voluntary plan.

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

On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so interest and dividend income on those balances are excluded from segment EBIT.

Business Segment Data(a)

	Unaffiliated Revenues(b)	Segment EBIT / Consolidated Income from Continuing Operations before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2007
Franchised Electric	$1,778	$557	$251

Total reportable segments	1,778	557	251
Other	—	(66)	—
Interest expense	—	(73)	—
Interest income and other	—	33	—

Total consolidated	$1,778	$451	$251

Three Months Ended September 30, 2006
Franchised Electric	$1,601	$496	$231
Total reportable segments	1,601	496	231
Other	—	(72)	—
Interest expense	—	(71)	—
Interest income and other	—	6	—

Total consolidated	$1,601	$359	$231

Nine Months Ended September 30, 2007
Franchised Electric	$4,470	$1,197	$717
Total reportable segments	4,470	1,197	717
Other	—	(194)	—
Interest expense	—	(218)	—
Interest income and other	—	41	—

Total consolidated	$4,470	$826	$717

Nine Months Ended September 30, 2006
Franchised Electric	$4,171	$1,116	$696
Total reportable segments	4,171	1,116	696
Other	—	(204)	—
Interest expense	—	(221)	—
Interest income and other	—	10	—

Total consolidated	$4,171	$701	$696

(a)	Segment results and depreciation and amortization amounts exclude entities classified as discontinued operations.
(b)	There were no intersegment revenues during the three and nine months ended September 30, 2007 and 2006.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Segment Assets

At September 30, 2007 and December 31, 2006, all of Duke Energy Carolinas’ segment assets are owned by its only reportable segment, Franchised Electric.

9. Risk Management Instruments

Duke Energy Carolinas is exposed to the impact of market fluctuations in the prices of electricity, coal and other energy-related products marketed and purchased as a result of its ownership of energy related assets. Exposure to interest rate risk exists as a result of the issuance of variable and fixed rate debt and commercial paper. Duke Energy Carolinas employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including swaps, futures, forwards, options and swaptions. Duke Energy Carolinas’ derivative portfolio carrying value as of September 30, 2007 and December 31, 2006 was a liability of approximately $12 million and an asset of $3 million, respectively.

Commodity Cash Flow Hedges. As of September 30, 2007, $1 million of the pre-tax unrealized net gains on derivative instruments related to commodity cash flow hedges accumulated on the Consolidated Balance Sheets in Accumulated Other Comprehensive Income (AOCI) are expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

The ineffective portion of commodity cash flow hedges resulted in the recognition of an immaterial impact to earnings in the three and nine months ended September 30, 2007 and 2006, respectively. The amount recognized in earnings for transactions that no longer qualified as cash flow hedges was not material for the three and nine months ended September 30, 2007 and 2006, respectively.

Normal Purchases and Normal Sales Exception. Duke Energy Carolinas has applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to certain contracts involving the purchase and sale of electricity in future periods.

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy Carolinas to risk as a result of its issuance of variable and fixed rate debt and commercial paper. Duke Energy Carolinas manages its interest rate exposure by limiting its variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Carolinas also enters into financial derivative instruments, which may include instruments such as, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. Duke Energy Carolinas’ existing interest rate derivative instruments were not material to its Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006. Duke Energy Carolinas’ interest rate derivative ineffectiveness was not material to its Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, $2 million of pre-tax deferred losses on derivative instruments related to interest rate cash flow hedges were accumulated on the Consolidated Balance Sheets in Accumulated Other Comprehensive Loss, and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of interest rates, the corresponding value in Accumulated Other Comprehensive income (loss) will likely change prior to its reclassification into earnings.

10. Regulatory Matters

Regulatory Merger Approvals. As discussed in Note 1 and Note 2, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Service Commission of South Carolina (PSCSC) and the North Carolina Utilities Commission (NCUC) required that certain merger related savings be shared with consumers in South Carolina and North Carolina, respectively. The commissions also required Duke Energy Carolinas to meet additional conditions. Key elements of these conditions include:

•

The PSCSC required that Duke Energy Carolinas provide a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing (BPM) profit sharing arrangement. The rate reduction ended May 31, 2007. Approximately $16 million of the rate reduction was passed through to customers during 2007. Approximately $11 million and $15 million was passed through to customers during the three and nine months ended September 30, 2006, respectively.

•

The NCUC required that Duke Energy Carolinas provide (i) a rate reduction of approximately $118 million for its North Carolina customers through a credit rider to existing base rates for a one-year period following the close of the merger, and (ii) $12 million to support various low income, environmental, economic development and educationally beneficial programs, the cost of which was

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

incurred in the second quarter of 2006. The rate reduction ended June 30, 2007. Approximately $62 million of the rate reduction was passed through to customers during 2007. Approximately $28 million of the rate reduction was passed through to customers during the three and nine months ended September 30, 2006.

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

Used Nuclear Fuel. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy contracted with the Department of Energy (DOE) for the disposal of used nuclear fuel. The DOE failed to begin accepting used nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy’s contract with the DOE. In 1998, Duke Energy filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE’s failure to accept commercial used nuclear fuel by the required date. Damages claimed in the lawsuit are based upon Duke Energy’s costs incurred as a result of the DOE’s partial material breach of its contract, including the cost of securing additional used fuel storage capacity. The matter was stayed pending the result of ongoing settlement negotiations between Duke Energy and the DOE. Duke Energy will continue to safely manage its used nuclear fuel until the DOE accepts it. Payments made to the DOE for expected future disposal costs are based on nuclear output and are included in the Consolidated Statements of Operations as Fuel Used in Electric Generation and Purchased Power. On March 5, 2007, Duke Energy Carolinas and the U.S. Department of Justice reached a settlement resolving Duke Energy’s used nuclear fuel litigation against the DOE. The agreement provides for an initial payment to Duke Energy of approximately $56 million for certain storage costs incurred through July 31, 2005, with additional amounts reimbursed annually for future storage costs. The settlement agreement resulted in a pre-tax earnings impact of approximately $26 million in the three months ended March 31, 2007, of which approximately $19 million and $7 million were recorded as an offset to Fuel Used in Electric Generation and Purchased Power, and Operation, Maintenance and Other, respectively, in the Consolidated Statements of Operations, with the remaining impact reflected within Inventory and Property, Plant and Equipment in the Consolidated Balance Sheets.

Rate Related Information. The NCUC and PSCSC approve rates for retail electric sales within their states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

NC Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that freezes electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provides for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). Duke Energy Carolinas’ amortization expense related to this clean air legislation totals approximately $1,050 million from inception, with approximately $75 million and $62 million recorded in the third quarters of 2007 and 2006, respectively, and approximately $187 million and $188 million recorded for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, cumulative expenditures totaled approximately $1,140 million, with $311 million and $291 million incurred during the nine months ended September 30, 2007 and 2006, respectively, which are included within capital expenditures in Net Cash Used In Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas has estimated the costs to comply with the legislation as approximately $2.0 billion. Actual costs may be higher or lower than the estimate based on changes in construction costs and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC will consider the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ base rates (see “Rate Case” below). Additionally, federal, state and environmental regulations, including, among other things, the Clean Air Interstate Rule (CAIR), and the Clean Air Mercury Rule (CAMR) could result in additional costs to reduce emissions from Duke Energy Carolinas’ coal-fired power plants.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Energy Efficiency. In May 2007, Duke Energy Carolinas filed an energy efficiency plan with the NCUC that recognizes energy efficiency as a reliable, valuable resource that is a “fifth fuel,” that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan would compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs, and links energy savings to retiring older coal plants. Customers would pay for energy efficiency programs with an energy efficiency rider that would be included in their power bill and adjusted annually. The energy efficiency rider would be based on the avoided cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency efforts. The plan is consistent with Duke Energy Carolinas’ public commitment to invest 1% of its annual retail revenues from the sale of electricity in energy efficiency programs subject to the appropriate regulatory treatment of Duke Energy Carolinas’ energy efficiency investments. A hearing is expected in 2008. On September 28, 2007, Duke Energy Carolinas filed an application with the PSCSC seeking approval to implement new energy efficiency programs in South Carolina. Duke Energy Carolinas’ application is based on the application filed in North Carolina. An evidentiary hearing has been set for February 5-6, 2008. As implementation of the plan is subject to approval of the NCUC and PSCSC, Duke Energy Carolinas is not able to estimate the impact this plan might have on its consolidated results of operations, cash flows, or financial position.

Rate Case. In June 2007, Duke Energy Carolinas filed an application with the NCUC seeking authority to increase its rates and charges for electric service in North Carolina effective January 1, 2008. This application complied with a condition imposed by the NCUC in approving the Cinergy merger. Overall, Duke Energy Carolinas asked for a 3.6% increase (or approximately $140 million) in total revenues. On October 5, 2007, Duke Energy Carolinas filed an Agreement and Stipulation of Partial Settlement (Partial Settlement), a settlement agreement among Duke Energy Carolinas, the NCUC Public Staff, the North Carolina Attorney General’s Office, Carolina Utility Customers Association Inc., Carolina Industrial Group for Fair Utility Rates III and Wal-Mart Stores East LP, for consideration by the NCUC. The Partial Settlement, which includes Duke Energy Carolinas and all intervening parties to the rate case, reflects agreements on all but two significant issues in these matters. In addition to the Partial Settlement, the treatment of ongoing merger cost savings resulting from Duke Energy’s merger with Cinergy and the proposed amortization of the Duke Energy Carolinas’ GridSouth development costs was presented to the NCUC for a ruling.

The Partial Settlement reflects an agreed to reduction in net revenues and pre-tax cash flows of approximately $210 million and corresponding rate reductions of 12.7% to the industrial class, 5.05%—7.34% to the general class and 3.85% to the residential class of customers with an effective date of January 1, 2008. Under the Partial Settlement, effective January 1, 2008, Duke Energy Carolinas will discontinue the amortization of the environmental compliance costs pursuant to North Carolina clean air legislation discussed above and will capitalize all environmental compliance costs above the expected cumulative amortization amount of $1.05 billion projected for the end of 2007. Over the past five years, the average annual clean air amortization was $210 million. The Partial Settlement is designed to enable Duke Energy Carolinas to earn a rate of return of 8.57% on a North Carolina retail jurisdictional rate base and an 11% return on the common equity component of the approved capital structure, which consists of 47% debt and 53% common equity. As part of the settlement, Duke Energy Carolinas agreed to alter the (BPM) profit sharing arrangement that currently includes a provision to share 50% of the North Carolina retail allocation of the profits from certain wholesale sales of bulk power from Duke Energy Carolinas’ generating units at market based rates. Under the Partial Settlement, Duke Energy Carolinas will share 90% of the North Carolina retail allocation of the profits from BPM transactions beginning January 1, 2008.

The NCUC began hearing evidentiary testimony on October 16, 2007. Duke Energy Carolinas does not expect the final resolution of the Partial Settlement to have a material impact on its earnings. The impact of resolution of the remaining matters not addressed in the Partial Settlement is dependent on the NCUC’s ruling, which Duke Energy Carolinas expects to receive by the end of 2007.

New Legislation. South Carolina passed new energy legislation which became effective May 3, 2007. Key elements of the legislation include expansion of the annual fuel clause mechanism to include recovery of costs of reagents (ammonia, limestone, etc.) that are consumed in the operation of Duke Energy Carolinas’ SO2 and NOx control technologies and the cost of certain emission allowances used to meet environmental requirements. The cost of reagents for Duke Energy Carolinas in 2007 is expected to be approximately $15 million. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs, incurred on or after May 3, 2007, through the fuel clause. The legislation also includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear base-load generation, cost recovery assurance for construction costs associated with nuclear or coal base-load generation, and the ability to recover financing costs for new nuclear base-load

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

generation in rates during construction. The North Carolina General Assembly also passed comprehensive energy legislation in July 2007 that was signed into law by the Governor on August 20, 2007. The North Carolina legislation allows utilities to recover the costs of reagents and certain purchased power costs. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance for nuclear project development costs as well as base-load generation construction costs. A utility may include financing costs related to construction work in progress for base-load plants in a rate case. The North Carolina legislation also establishes a renewable portfolio standard for electric utilities at 3% of energy output in 2012, rising gradually to 12.5% by 2021, and grants the NCUC authority to approve a rate rider to compensate utilities for energy efficiency programs that they implement. On August 23, 2007, the NCUC initiated a rulemaking proceeding to adopt new rules and modify existing rules, as appropriate, to implement the legislation. At this time, Duke Energy is not able to estimate the impact these legislative initiatives might have on its consolidated results of operations, cash flows, or financial position.

Other. Duke Energy Carolinas is engaged in planning efforts to meet projected load growth in its service territory. Long-term projections indicate a need for significant capacity additions, which may include new nuclear, coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, Duke Energy Carolinas is taking steps now to ensure those options are available. In March 2006, Duke Energy Carolinas announced that it had entered into an agreement with Southern Company to evaluate potential construction of a new nuclear plant at a site jointly owned in Cherokee County, South Carolina. In May 2007, Duke Energy Carolinas announced its intent to purchase Southern Company’s 500 MW interest in the proposed William States Lee III nuclear power project, making the plant’s total output available to Duke Energy Carolinas’ electric customers. With selection of the Cherokee County site, Duke Energy Carolinas is moving forward with previously announced plans to develop an application to the U.S. Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) for two Westinghouse AP1000 (advanced passive) reactors. Each reactor is capable of producing approximately 1,117 MW. The COL application submittal to the NRC is anticipated in late 2007. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On September 20, 2006, Duke Energy Carolinas filed an application with the NCUC requesting an NCUC order (1) finding that work performed by Duke Energy Carolinas to ensure the availability of nuclear generation by 2016 for its customers is prudent and consistent with the promotion of adequate, reliable, and economical utility service to the citizens of North Carolina and the policies expressed in North Carolina General Statute 62-2, and (2) providing expressly that Duke Energy Carolinas may recover in rates, in a timely fashion, the North Carolina allocable portion of its share of costs prudently incurred to evaluate and develop a new nuclear generation facility through December 31, 2007, whether or not a new nuclear facility is constructed. On March 20, 2007, the NCUC issued an Order which gave its “general assurance” and held that it is appropriate for Duke Energy Carolinas to conduct the development work to preserve the nuclear option for its customers, and that Duke Energy Carolinas may recover its North Carolina allocable portion of such development costs (even if the Williams States Lee III Nuclear Station is not constructed) if they are found to be prudent and reasonable in a future general rate case proceeding. The Public Staff of the NCUC, which represents consumer interests, filed a motion for clarification/reconsideration with the NCUC on April 19, 2007. On August 6, 2007, the NCUC issued a clarifying order which made no material changes to its March 20, 2007 order.

On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On February 28, 2007, the NCUC issued a notice of decision approving the construction of one unit at the Cliffside Steam Station. On March 21, 2007, the NCUC issued its Order, which explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including allowance for funds used during construction (AFUDC)), and certain conditions including providing for updates on construction cost estimates. A group of environmental interveners filed a motion and supplemental motion for reconsideration in April 2007 and May 2007, respectively. Duke Energy opposed the motions and the NCUC denied the motions for reconsideration in June 2007. On May 30, 2007, Duke Energy Carolinas filed an updated cost estimate for the approved new Cliffside Unit 6. The current capital cost estimate is $1.8 billion, which excludes AFUDC of $600 million. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $63 million in federal advanced clean coal tax credits. On July 11, 2007, Duke Energy Carolinas entered into an engineering, procurement, construction and commissioning services agreement, valued at approximately $1.29 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The North Carolina Department of Environment and Natural Resources re-issued a draft air permit for the approved Cliffside unit on August 14, 2007. A public hearing date was held on September 18, 2007 and the public comment period on the draft air permit ended October 31, 2007. On October 11, 2007, two individual plaintiffs and the environmental group N.C. WARN filed a petition against the North Carolina Department of Environment and Natural Resources seeking to contest the granting of a wastewater discharge permit to Duke Energy Carolinas for the Cliffside Steam Station. Plaintiffs seek to block the construction of the new unit. Duke Energy Carolinas has intervened in the matter.

On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 600-800 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 600-800 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. Duke Energy Carolinas intends to file CPCN applications for the two combined cycle facilities in the fourth quarter of 2007.

FERC Issues Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying the North American Electric Reliability Council (NERC) as the Electric Reliability Organization. NERC has filed over 100 proposed reliability standards with FERC. On March 16, 2007, FERC issued a final rule establishing mandatory, enforceable reliability standards for the nation’s bulk power system. In the final rule, FERC approved 83 of the 107 mandatory reliability standards submitted by the NERC and compliance with these standards became mandatory on June 18, 2007. FERC will consider the remaining 24 proposed standards for approval once the necessary criteria and procedures are submitted. In the interim, compliance with these 24 standards is expected to continue on a voluntary basis as good utility practice. Duke Energy Carolinas does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

Open Access Transmission Tariff. On February 15, 2007, the FERC issued a Final Rule (Order 890) in its Open Access Transmission Tariff rulemaking. On March 19, 2007, Duke Energy Carolinas filed a request for rehearing and clarification with regards to this order. There are fourteen specific areas where clarification and rehearing would greatly assist Transmission Providers understanding and implementation of the new rules. Duke Energy Carolinas has also made several compliance filings with regard to Order 890. At this time, Duke Energy Carolinas does not believe that the order will have a material impact on its consolidated results of operations, cash flows, or financial position.

11. Commitments and Contingencies

Environmental

Duke Energy Carolinas is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Carolinas.

Remediation activities. Duke Energy Carolinas and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Carolinas operations, sites formerly owned or used by Duke Energy Carolinas entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Carolinas could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Carolinas may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Duke Energy Carolinas believes that completion or resolution of these matters will have no material adverse effect on its consolidated results of operations, cash flows or financial position.

Clean Water Act 316(b). The U.S. Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Eight of Duke Energy Carolinas’ eleven coal and nuclear-fueled generating facilities in North Carolina and South Carolina are affected sources under that rule. On

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA , Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Duke Energy Carolinas is still unable to estimate costs to comply with EPA’s rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

Clean Air Mercury Rule and Clean Air Interstate Rule. The EPA finalized its CAMR and CAIR in May 2005. The CAMR limits total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program. Phase 1 begins in 2010 and Phase 2 begins in 2018. The CAIR limits total annual and summertime NO x emissions and annual SO 2 emissions from electric generating facilities across the Eastern United States through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NO x and in 2010 for SO 2. Phase 2 begins in 2015 for both NO x and SO 2.

The emission controls Duke Energy Carolinas is installing to comply with North Carolina clean air legislation will contribute significantly to achieving compliance with CAMR and CAIR requirements. Duke Energy Carolinas currently estimates its CAIR Phase 2 compliance costs at approximately $150 million over the period 2010-2016. Duke Energy Carolinas is currently unable to estimate the cost of complying with Phase 2 of CAMR. Duke Energy Carolinas and others filed petitions with the U.S. Court of Appeals for the District of Columbia Circuit requesting the Court to review certain elements of the EPA’s CAIR. Duke Energy Carolinas is seeking to have the EPA revise the method of allocating SO 2 emission allowances to entities under the rule.

Coal Combustion Product (CCP) Management. Duke Energy Carolinas currently estimates that it will spend approximately $130 million over the period 2007-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $9 million as of both September 30, 2007 and December 31, 2006, respectively. These accruals represent Duke Energy Carolinas’ provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy Carolinas believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Justice Department, acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleged that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO 2, NO x and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and unspecified civil penalties in amounts of up to $27,500 per day for each violation. A number of Duke Energy Carolinas’ owned and operated plants have been subject to these allegations and lawsuits. Duke Energy Carolinas asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Cherokee County Property Litigation. Duke Energy Carolinas filed suit in July 2005 seeking specific performance of its asserted contract to purchase approximately 2,000 acres of land in Cherokee County, South Carolina and asking for a declaratory judgment to establish that a contract for sale existed. Defendants counterclaimed for slander of title and abuse of process. In December 2005, the court dismissed Duke Energy Carolinas’ claims and Defendants’ amended their counterclaims. As amended, Defendants’ counterclaims allege slander of title, abuse of process, tortuous interference with prospective contracts of others in the energy market and tortuous interference with a contract. A hearing on Duke Energy Carolinas’ Motion for Summary Judgment was held in April 2007 and the judge ruled in May 2007 dismissing Defendants’ slander of title claims. On May 30, 2007, the parties settled this matter. The resolution of this matter did not have a material effect on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims relating to damages for personal injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants during the 1960s through the early 1980s.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,143 million and $1,159 million as of September 30, 2007 and December 31, 2006, respectively, and are classified in Other Deferred Credits and Other Liabilities and Other Current Liabilities. These reserves are based upon Duke Energy Carolinas’ best estimate of the probable liability for future asbestos claims through 2021. Although it is possible that claims will continue to be filed after that date, the uncertainties inherent in a longer-term forecast prevent Duke Energy Carolinas from making reliable estimates of the indemnity and medical expenses that might be incurred after that date. Asbestos-related reserve estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to uncertainty. Factors such as the frequency and magnitude of future claims could change the current estimates of the related reserves and claims for recoveries reflected in the accompanying Consolidated Financial Statements. However, Duke Energy Carolinas does not currently anticipate that any changes to these estimates will have any material adverse effect on its consolidated results of operations, cash flows or financial position.

Duke Energy has third-party insurance to cover losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Through September 30, 2007, Duke Energy Carolinas has made approximately $450 million in payments that apply to this retention. The insurance policy allows for potential insurance recoveries of up to $1,107 million in excess of the self insured retention. Probable insurance recoveries of approximately $1,040 million and $1,020 million related to this policy are classified in the Consolidated Balance Sheets primarily in Other within Investments and Other Assets as of September 30, 2007 and December 31, 2006, respectively.

Other Litigation and Legal Proceedings. Duke Energy Carolinas and its subsidiaries are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Duke Energy Carolinas believes that the final disposition of these proceedings will not have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Duke Energy Carolinas has exposure to certain legal matters that are described herein. As of both September 30, 2007 and December 31, 2006, Duke Energy Carolinas has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1.2 billion, respectively, for these proceedings and exposures. Duke Energy Carolinas has insurance coverage for certain of these losses incurred. As of September 30, 2007, Duke Energy Carolinas has recognized approximately $1,040 million of probable insurance recoveries related to these losses primarily in Other within Investments and Other Assets on the Consolidated Balance Sheets. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

12. Related Party Transactions

Assets/(Liabilities)

	September 30, 2007	December 31, 2006
	(in millions)
Other current assets—prepayment to Duke Energy(a)	$105	$147
Other current liabilities—due to Duke Energy(b)	(159)	(316)
Other current assets—due from Cinergy(c)	3	3
Net deferred tax liabilities—due to Duke Energy(d)	(2,350)	(2,188)

(a)	The balance at September 30, 2007 is classified as Other Current Assets on the Consolidated Balance Sheets. Of the $147 million at December 31, 2006, $123 million is classified as Other Current Assets and $24 million is classified as Receivables on the Consolidated Balance Sheets.
(b)	The balance is recorded in Accounts Payable on the Consolidated Balance Sheets.
(c)	The balance is classified as Receivables on the Consolidated Balance Sheets.
(d)	Of the balance at September 30, 2007, approximately ($2,273) million is classified as Deferred income taxes and ($129) million is classified as Investment tax credit within Deferred Credits and Other Liabilities and $52 million is classified as Other Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($2,127) million is classified as Deferred income taxes and ($135) million is classified as Investment tax credit within Deferred Credits and Other Liabilities and $74 million is classified as Other Current Assets on the Consolidated Balance Sheets.

During the second quarter of 2006, Duke Energy Carolinas received a $200 million capital contribution from its parent, Duke Energy. In addition, on April 3, 2006, Duke Energy transferred $761 million of cash of Spectra Energy Capital to its parent, Duke Energy, as a result of Duke Energy Carolinas transferring all of its membership interests in Spectra Energy Capital to Duke Energy. Also, during the third quarter of 2006, Duke Energy forgave $146 million of advances to Duke Energy Carolinas.

Duke Energy Carolinas is allocated its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, employee benefits, legal and accounting fees, as well as other third party costs. During the three months ended September 30, 2007 and 2006, Duke Energy Carolinas recorded governance expenses and shared services expenses of approximately $187 million and $172 million, respectively. During the nine months ended September 30, 2007 and 2006, Duke Energy Carolinas recorded governance expenses and shared services expenses of approximately $593 million and $464 million, respectively. The increase in the governance and shared services expenses is primarily driven by Duke Energy’s spin-off of Spectra Energy on January 2, 2007, as more governance costs are now allocated to Duke Energy Carolinas, and the transfer of certain employees from Duke Energy Carolinas to other Duke Energy business units. Additionally, Duke Energy Carolinas is charged a management fee by the same unconsolidated affiliate that amounted to approximately $23 million and $26 million for the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, Duke Energy Carolinas recorded a management fee charge from the same unconsolidated affiliate that amounted to approximately $56 million and $62 million, respectively. These governance, shared services and management fee amounts are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations. The governance and shared services expenses of approximately $135 million and management fee of $17 million for the three months ended March 31, 2006 are offset within Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations, as this affiliate was consolidated by Duke Energy Carolinas up until April 3, 2006, at which time this affiliate was transferred as part of Spectra Energy Capital to Duke Energy (see Note 1).

13. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Carolinas subsequent to September 30, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 was effective for Duke Energy Carolinas for all financial instruments acquired, issued, or subject to remeasurement after

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

January 1, 2007, and for certain hybrid financial instruments that had been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. The adoption of SFAS No. 155 did not have a material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

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

SAB No. 108 was effective for Duke Energy Carolinas’ year ending December 31, 2006. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii), under certain circumstances, recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Duke Energy Carolina has historically used a dual approach for quantifying identified financial statement misstatements. Therefore, the adoption of SAB No. 108 did not have a material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

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

FASB Staff Position (FSP) No. FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (FSP No. FIN 48-1). In May, 2007, the FASB staff issued FSP No. FIN 48-1 which clarifies the conditions under FIN 48 that should be met for a tax position to be considered effectively settled with the taxing authority. Duke Energy Carolinas’ adoption of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (FSP No. FAS 123(R)-5). In October 2006, the FASB staff issued FSP No. FAS 123(R)-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP No. FAS 123(R)-1).” In August 2005, the FASB staff issued FSP FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230–A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable GAAP. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. This FSP was effective for Duke Energy Carolinas as of January 1, 2007. As discussed in Note 3, effective with the spin-off of Spectra Energy on January 2, 2007, all previously granted Duke Energy long-term incentive plan equity awards were modified to equitably adjust the awards. As the modifications to the equity awards were made solely to reflect the spin-off, no change in the recognition or the measurement (due to a change in classification) of those instruments resulted.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP No. AUG AIR-1). In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP was effective for Duke Energy Carolinas as of January 1, 2007. The adoption of FSP No. AUG AIR-1 did not have a material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e., included in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus was effective for Duke Energy Carolinas beginning January 1, 2007. The adoption of EITF No. 06-3 did not have a material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (EITF No. 06-6). In November 2006, the EITF reached a consensus on EITF No. 06-6. EITF No. 06-6 addresses how a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option should be considered in the issuer’s analysis of whether debt extinguishment accounting should be applied, and further addresses the accounting for a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option when extinguishment accounting is not applied. EITF No. 06-6 applies to modifications (or exchanges) occurring in interim or annual reporting periods beginning after November 29, 2006, regardless of when the instrument was originally issued. Early application was permitted for modifications (or exchanges) occurring in periods for which financial statements have not been issued. There were no modifications to, or exchanges of, any of Duke Energy Carolinas’ debt instruments within the scope of EITF No. 06-6 in the three and nine months ended September 30, 2007 or 2006. The impact to Duke Energy Carolinas of applying EITF No. 06-6 in subsequent periods will be dependent upon the nature of any modifications to, or exchanges of, any debt instruments within the scope of EITF No. 06-6.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Carolinas as of September 30, 2007:

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Carolinas would incur if Duke Energy Carolinas were a separate company filing its own tax return as a C-Corporation.

On January 1, 2007, Duke Energy Carolinas adopted FIN 48. The following table shows the impacts of adoption of FIN 48 on Duke Energy Carolinas’ Consolidated Balance Sheets.

Increase / (Decrease)
(in millions)
Liabilities
Other Liabilities (non-current) (a)	$55
Deferred Income Taxes	(30)
Taxes Payable	(25)

Total(b)	$—

(a)	Includes liability for unrecognized tax benefits and accrued interest and penalties, net of gain contingencies that were not recorded prior to the adoption of FIN 48.
(b)

The adoption of FIN 48 resulted in the recognition of an immaterial after-tax cumulative effect increase to member’s equity, which reflects all adoption provisions of FIN 48, including those provisions related to unrecognized income tax benefits, interest expense and penalties.

The following table shows the accounting for the adoption of FIN 48 on January 1, 2007 and the increase/(decrease) in Duke Energy Carolinas’ unrecognized tax benefits from January 1, 2007 to September 30, 2007.

	January 1, 2007	Changes in Balances	September 30, 2007
	(in millions)
Unrecognized Tax Benefits(a)	$179	$(1)	$178
Unrecognized Tax Benefits that, if recognized, would affect the effective tax rate	$105	$—	$105
Interest Payable/(Receivable) (b)	$(54)	$22	$(32)
Penalties Payable	$—	$—	$—

(a)

Includes an increase in the liability of $157 million recorded during the first quarter of 2007, primarily related to the timing of certain deductions taken on prior year tax returns, which was eliminated during the third quarter of 2007.

(b)

Reflects all interest related to income taxes. The change was primarily the result of a cash receipt from a 2006 settlement partially offset by an increase to pre-tax income of $33 million and $38 million for the three and nine months ended September 30, 2007.

Duke Energy Carolinas does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

Duke Energy Carolinas has the following tax years open.

Jurisdiction	Tax Years
Federal	1999 and after
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years

Effective with the adoption of FIN 48, Duke Energy Carolinas records, as it relates to taxes, interest expense as Interest Expense and interest income and penalties in Other Income and Expenses, net in the Consolidated Statements of Operations.

The effective tax rate for the three months ended September 30, 2007 was approximately 35.8% as compared to the effective tax rate of 35.9% for the same period in 2006. The effective tax rate for the nine months ended September 30, 2007 was approximately 35.3% as compared to the effective tax rate of 35.4% for the same period in 2006.

As of September 30, 2007 and December 31, 2006, approximately $97 million and $94 million, respectively, of federal income tax receivables were included in Other within Current Assets on the Consolidated Balance Sheets. As of September 30, 2007, this balance exceeded 5% of total current assets.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Carolinas from its customers. These taxes, which are required to be paid regardless of Duke Energy Carolinas’ ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Carolinas acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Carolinas’ excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(in millions)
Excise Taxes	$40	$37	$100	$94

15. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. Components of other comprehensive income and accumulated other comprehensive income for the nine months ended September 30, 2007 and 2006 are presented in the Consolidated Statements of Common Stockholder’s Equity.

Total Comprehensive Income

	Three Months Ended September 30,
	2007	2006
	(in millions)
Net Income	$289	$230

Other comprehensive income (loss)
Net unrealized (losses) gains on cash flow hedges(a)	(8)	2

Other comprehensive income (loss), net of tax	(8)	2

Total Comprehensive Income	$281	$232

(a)	Net unrealized gains on cash flow hedges, net of $5 million tax benefit and $1 million tax expense for the three months ended September 30, 2007 and 2006, respectively.

16. Subsequent Events

For information on subsequent events related to debt and credit facilities and regulatory matters, see Notes 5 and 10, respectively.

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

Up through April 3, 2006, Duke Energy Carolinas represented a leading energy company located in the Americas with a real estate subsidiary. On April 3, 2006, Duke Energy Carolinas transferred to its parent, Duke Energy Corporation, all of its membership interests in its wholly-owned subsidiary Spectra Energy Capital, LLC (Spectra Energy Capital, formerly Duke Capital LLC), including the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM), which Duke Energy Carolinas transferred to Duke Capital on April 1, 2006. As a result of Duke Energy Carolinas’ transfer of its membership interests in Spectra Energy Capital, Spectra Energy Capital’s results of operations, including DEM and Duke Energy Merchant Finance, LLC, for the three months ended March 31, 2006 are reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Following these transactions, Duke Energy Carolinas is an electric utility company with operations in North Carolina and South Carolina.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas is presented in reduced disclosure format in accordance with General Instructions H(2) of Form 10-Q.

Duke Energy Carolinas

	Nine Months Ended September 30,
(in millions, except where noted)	2007	2006	Increase (Decrease)
Operating revenues	$4,470	$4,171	$299
Operating expenses	3,488	3,274	214
Gains on sales of other assets, net	2	2	—

Operating income	984	899	85
Other income and expenses, net	60	23	37
Interest expense	218	221	(3)

Income from continuing operations before income taxes	826	701	125
Income tax expense from continuing operations	292	248	44

Income from continuing operations	534	453	81
Income from discontinued operations, net of tax	—	186	(186)

Net Income	$534	$639	$(105)

PART I

Income from Continuing Operations

The $81 million increase in Duke Energy Carolinas’ income from continuing operations was primarily due to the following factors:

Operating Revenues.

Increased Operating revenues were primarily due to the following factors:

•	An approximate $161 million increase in fuel revenues driven by increased fuel rates for retail customers and increased gigawatt-hour (GWh) sales to retail customers,
•

An approximate $135 million increase in GWh sales to retail customers due to favorable weather conditions. Weather statistics for both cooling degree days and heating degree days in 2007 were favorable compared to the same period in 2006,

•

An approximate $15 million increase in wholesale power revenues due to reduced amounts relating to sharing of profits. During the second quarter of 2006, an order issued by the North Carolina Utilities Commission (NCUC) to change the method for calculating wholesale profits and related sharing resulted in a charge of $18 million, and

•

An approximate $10 million increase related to demand from retail customers, due primarily to continued growth in the number of residential and general service customers in the Duke Energy Carolinas’ service territory. The number of customers in 2007 has increased by approximately 47,000 compared to the same period in 2006, partially offset by

•	An approximate $36 million decrease related to the sharing of anticipated merger savings through a rate decrement rider with regulated customers in North Carolina and South Carolina.

Operating Expenses.

Increased Operating expenses were primarily due to the following factors:

•

An approximate $163 million increase in fuel expense (including purchased power) due primarily to increased retail demand resulting from favorable weather conditions. Generation fueled by coal and natural gas and purchases to meet retail customer requirements increased significantly during the nine months ended September 30, 2007 compared to the same period in 2006. This increase is partially offset by a $21 million reimbursement for previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the Department of Energy. The settlement between the parties was finalized on March 6, 2007,

•

An approximate $19 million increase in operating and maintenance expenses, primarily due to higher wage and benefits costs, maintenance costs at nuclear and fossil generating plants and an increased proportionate share of governance charges after the spin-off of Duke Energy’s gas business; partially offset by 2006 severance charges and a one time donation in 2006 ordered by the NCUC as a condition of the merger with Cinergy, and

•	An approximate $22 million increase in depreciation due to additional capital spending.

Income Tax Expense From Continuing Operations. Income tax expense from continuing operations increased for the nine months ended September 30, 2007 as compared to the same period in the prior year due to higher pre-tax income. The effective tax rate was approximately 35% for both periods.

Net Income

The decrease in net income of $105 million for the nine months ended September 30, 2007 as compared to the same period in the prior year is primarily attributable to the operations of Spectra Energy Capital, which were transferred to Duke Energy on April 3, 2006, partially offset by drivers discussed above. The results of operations for Spectra Energy Capital up through the date of transfer are presented in Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Matters Impacting Future Results

On October 5, 2007, Duke Energy Carolinas filed a partial settlement agreement with the NCUC regarding its 2007 base rate case filing. The partial settlement, which includes Duke Energy Carolinas and all intervening parties, reflects agreements on all but two significant issues. In addition to the partial settlement, the treatment of ongoing merger cost savings resulting from the merger between Duke Energy and Cinergy and the proposed amortization of the GridSouth development costs will be presented to the NCUC for a ruling.

The NCUC began hearing evidentiary testimony on October 16, 2007. If the NCUC approves the partial settlement, pre-tax cash flow would be reduced by approximately $210 million on an annual basis beginning in 2008, largely due to the rate decrease resulting primarily from the discontinuance of the amortization of environmental compliance costs. Accordingly, Duke Energy does not expect the final

PART I

resolution of the partial settlement to have a material impact on future earnings. The impact of resolution of the remaining matters not addressed in the partial settlement is dependent upon the NCUC’s ruling, which Duke Energy expects to receive by the end of 2007. See Note 10, “Regulatory Matters” to the Consolidated Financial Statements for further information.

The Southeastern United States is currently experiencing acute drought conditions brought about by a significant shortage of rainfall in the past several months. As a result of these conditions, water supplies in the reservoirs and lake systems that support many of Duke Energy Carolinas’ hydroelectric, nuclear, and fossil electric generation plants have declined and will continue to decline in the absence of more normal levels of rainfall. Duke Energy Carolinas is analyzing long-term weather forecasts and developing plans to mitigate any potential operational impacts that continued acute drought conditions could cause; however, at this time we cannot determine if such impacts will have a material effect on Duke Energy Carolinas results of operations, cash flows or financial position.

Liquidity and Capital Resources

In September 2007, Duke Energy Carolinas revised its capital expenditure estimates for 2008 and 2009 from approximately $2 billion per year to approximately $2.7 billion in 2008 and $2.8 billion in 2009.

In July 2007, Duke Energy Carolinas entered into an engineering, procurement, construction and commissioning services agreement, valued at approximately $1.29 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to the participation in the construction of Cliffside Unit 6, and approximately $350 million is for a flue gas desulfurization system at an existing unit at Cliffside. Duke Energy Carolinas currently anticipates capital expenditures associated with this agreement to amount to approximately $80 million in 2007, $325 million in 2008, $425 million in 2009, $325 million in 2010, $115 million in 2011 and $10 million in 2012. Duke Energy Carolinas has the right to terminate this agreement at any time for its convenience, subject to customary cancellation and demobilization charges in accordance with the terms of the agreement. At this time, Duke Energy Carolinas is analyzing the best sources of cash for these expenditures, including utilizing cash generated from operations, as well as funding through issuances of debt.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Duke Energy Carolinas in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2007 and have concluded that the following two changes have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

During the third quarter 2007, Duke Energy Carolinas implemented an upgrade of the financial and consolidation systems. These system changes are the result of an evaluation of previous systems and related processes to support evolving operational needs, and are

PART I

not the result of any identified deficiencies in the previous systems. Duke Energy Carolinas reviewed these implementation efforts, as well as the impact on Duke Energy Carolinas’ internal control over financial reporting and, where appropriate, made changes to internal control over financial reporting to address the system upgrades.

Additionally, during the third quarter 2007, Duke Energy Carolinas’ human resources information system was upgraded and transferred to a third party provider. Duke Energy Carolinas reviewed the system as it was being upgraded and transferred, as well as the impact on Duke Energy Carolinas’ internal control over financial reporting and, where appropriate, made changes to internal control over financial reporting to address the system changes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2007, see Note 10 to the Consolidated Financial Statements, “Regulatory Matters” and Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

Exhibit Number

*10.1	Engineering, Procurement and Construction Agreement, dated July 11, 2007, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY CAROLINAS, LLC

Date: November 13, 2007	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: November 13, 2007	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller