Form 10-K
period 2007-12-31
Duke Energy Carolinas, LLC
filed 2008-03-14
CIK 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Part II Items 4, 6, 10, 11, 12 and 13 have been omitted in accordance with Instruction (I)(2)(a) and (c).

All of the registrant’s limited liability company member interests are directly owned by Duke Energy Corporation (File No. 1-32853), which files reports and proxy material pursuant to the Securities Exchange Act of 1934, as amended.

DUKE ENERGY CAROLINAS, LLC

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

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

•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Energy Carolinas for Duke Energy’s defined benefit pension plans;

•	Employee workforce factors, including the potential inability to attract and retain key personnel;

•	Growth in opportunities for Duke Energy Carolinas business, including the timing of success of efforts to develop power and other projects; and

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

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

Up through April 3, 2006, Duke Energy Carolinas represented an energy company located in the Americas with a real estate subsidiary. On April 3, 2006, Duke Energy Carolinas transferred to its parent, Duke Energy, all of its membership interests in its wholly-owned subsidiary Spectra Energy Capital LLC (Spectra Energy Capital, formerly Duke Capital, LLC), including the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM), which Duke Energy Carolinas transferred to Spectra Energy Capital on April 1, 2006. As a result of Duke Energy Carolinas’ transfer of its membership interests in Spectra Energy Capital, Spectra Energy Capital’s results of operations, including DEM, for the three months ended March 31, 2006 and the year ended December 31, 2005 are reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Following these transactions, Duke Energy Carolinas is an electric utility company with operations in North Carolina and South Carolina.

At December 31, 2007, Duke Energy Carolinas operated one business segment, Franchised Electric, which is considered a reportable business segment under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” For additional information about this business segment, including financial and geographical information, see Note 4 to the Consolidated Financial Statements, “Business Segments.”

Duke Energy Carolinas generates, transmits, distributes and sells electricity. Its service area covers about 22,000 square miles with an estimated population of 6 million in central and western North Carolina and western South Carolina. Duke Energy Carolinas supplies electric service to more than 2.3 million residential, commercial and industrial customers over 99,000 miles of distribution lines and a 13,000 mile transmission system. In addition, municipal and cooperative customers who purchased portions of the Catawba Nuclear Station may also buy power from a variety of suppliers, including Duke Energy Carolinas, through contractual agreements. (For more information on the Catawba Nuclear Station joint ownership, see Note 6 to the Consolidated Financial Statements, “Joint Ownership of Generating Facilities.”) These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (PSCSC).

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

Duke Energy Carolinas is a North Carolina limited liability company. Its principal executive offices are located at 526 South Church Street, Charlotte, North Carolina 28202-1803. The telephone number is 704-594-6200. Duke Energy Carolinas electronically files reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that Duke Energy Carolinas files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about Duke Energy Carolinas, including its reports filed with the SEC, is available through Duke Energy’s web site at http://www.duke-energy.com. Such reports are accessible at no charge through Duke Energy’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

PART I

GLOSSARY OF TERMS

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
AFUDC	Allowance for Funds Used During Construction

AOCI	Accumulated Other Comprehensive Income

APB	Accounting Principles Board

Bison	Bison Insurance Company Limited

BPM	Bulk Power Marketing

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

Campeche	Compañía de Servicios de Compresión de Campeche, S.A. de C.V.

CAMR	Clean Air Mercury Rule

Cinergy	Cinergy Corp.

CO2	Carbon Dioxide

COL	Combined Construction and Operating License

CPCN	Certificate of Public Convenience and Necessity

DCP Midstream	DCP Midstream, LLC (formerly Duke Energy Field Services)

DEI	Duke Energy International, LLC

DEM	Duke Energy Merchants, LLC

DENA	Duke Energy North America

DENR	Department of Environment and Natural Resources

DETM	Duke Energy Trading and Marketing, LLC

DOE	United States Department of Energy

DOJ	Department of Justice

DSM	Demand Side Management

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

EITF	Emerging Issues Task Force

EPA	Environmental Protection Agency

FASB	Financial Accounting Standards Board

FEED	Front End Engineering and Design Study

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FSP	Financial Accounting Standards Board Staff Position

FTC	United States Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

IRS	Internal Revenue Service

ISO	Independent Transmission System Operator

LS Power	LS Power Equity Partners

MW	Megawatt

PART I

Term or Acronym	Definition

NCUC	North Carolina Utilities Commission

NDTF	Nuclear Decommissioning Trust Funds

NERC	North American Electric Reliability Council

NOx	Nitrogen oxide

NRC	Nuclear Regulatory Commission

OCC	Office of the Ohio Consumers’ Counsel

PSCSC	Public Service Commission of South Carolina

SAB	Staff Accounting Bulletin

SEC	Securities and Exchange Commission

SFAS	Securities and Exchange Commission Statement of Financial Accounting Standards

SO2	Sulfur dioxide

Spectra Energy	Spectra Energy Corporation

Spectra Capital	Spectra Energy Capital LLCC (formerly Duke Capital LLC)

TEPPCO GP	Texas Eastern Products Pipeline Company, LLC

TEPPCO LP	TEPPCO Partners, LP

Westcoast	Westcoast Energy, Inc.

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

•

The North Carolina clean air legislation that froze electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). However, Duke Energy Carolinas ended its amortization in 2007 as part of its rate case settlement with the NCUC.

For more information on environmental matters involving Duke Energy Carolinas, including possible liability and capital costs, see Notes 5 and 15 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies—Environmental,” respectively.

PART I

Except to the extent discussed in Note 5 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of Duke Energy Carolinas’ business and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Energy Carolinas.

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

Duke Energy Carolinas is also subject to regulation by FERC and the Nuclear Regulatory Commission (NRC), by federal, state and local authorities under environmental laws and by state public utility commissions under laws regulating Duke Energy Carolinas’ businesses. Regulation affects almost every aspect of Duke Energy Carolinas’ business, including, among other things, Duke Energy Carolinas’ ability to: take fundamental business management actions; determine the terms and rates of Duke Energy Carolinas’ transmission and distribution businesses’ services; make acquisitions; issue equity or debt securities; and engage in transactions between Duke Energy Carolinas’ utilities and other affiliates. Changes to these regulations are ongoing, and Duke Energy Carolinas cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on its business. However, changes in regulation (including re-regulating previously deregulated markets) can cause delays in, or affect business planning for, transactions and can substantially increase Duke Energy Carolinas’ costs.

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect Duke Energy Carolinas’ results of operations, cash flows or financial position and Duke Energy Carolinas’ business.

Increased competition resulting from deregulation or restructuring efforts, including from the Energy Policy Act of 2005, could have a significant adverse financial impact on Duke Energy Carolinas and consequently on its results of operations, financial position, or cash flows. Increased competition could also result in increased pressure to lower costs, including the cost of electricity. Duke Energy Carolinas cannot predict the extent and timing of entry by additional competitors into the electric markets, nor can Duke Energy Carolinas predict the impact of these changes on its results of operations, cash flows or financial position.

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

Duke Energy Carolinas’ ownership and operation of nuclear generation facilities requires Duke Energy Carolinas to meet licensing and safety-related requirements imposed by the NRC. In the event of non-compliance, the NRC may increase regulatory oversight, impose fines, and/or shut down a unit, depending upon its assessment of the severity of the situation. Revised security and safety requirements promulgated by the NRC, which could be prompted by, among other things, events within or outside of Duke Energy Carolinas’ control,

PART I

such as a serious nuclear incident at a facility owned by a third-party, could necessitate substantial capital and other expenditures at Duke Energy Carolinas’ nuclear plants, as well as assessments against Duke Energy Carolinas to cover third-party losses. In addition, if a serious nuclear incident were to occur, it could have a material adverse effect on Duke Energy Carolinas’ results of operations, cash flows or financial position.

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

Duke Energy Carolinas’ plans for future expansion and modernization of its generation fleet subject it to risk of failure to adequately execute and manage its significant construction plans, as well as the risk of recovering such costs in an untimely manner, which could materially impact Duke Energy Carolinas’ results of operations, cash flows or financial position.

During the five-year period from 2008 to 2012, Duke Energy Carolinas anticipates capital expenditures of approximately $2 billion to $3 billion annually. The completion of Duke Energy Carolinas’ anticipated capital investment projects in existing and new generation facilities is subject to many construction and development risks, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards. Moreover, Duke Energy Carolinas’ ability to recover these costs in a timely manner could materially impact Duke Energy’s consolidated results of operations, cash flows or financial position.

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

Duke Energy Carolinas’ senior unsecured long-term debt is rated investment grade by various rating agencies. Duke Energy Carolinas cannot be sure that the senior unsecured long-term debt of Duke Energy Carolinas will be rated investment grade in the future.

If the rating agencies were to rate Duke Energy Carolinas below investment grade, Duke Energy Carolinas’ borrowing costs would increase, perhaps significantly. In addition, Duke Energy Carolinas would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources would likely decrease. Further, if Duke Energy Carolinas short-term debt rating were to fall, Duke Energy Carolinas’ access to the commercial paper market could be significantly limited.

A downgrade below investment grade could also trigger termination clauses in some interest rate and derivative agreements, which would require cash payments. All of these events would likely reduce Duke Energy Carolinas’ liquidity and profitability and could have a material adverse effect on Duke Energy Carolinas’ results of operations, cash flows or financial position.

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

Market disruptions may increase Duke Energy Carolinas’ cost of borrowing or adversely affect its ability to access one or more financial markets. Such disruptions could include: economic downturns; the bankruptcy of an unrelated energy company; general capital market conditions; market prices for electricity; terrorist attacks or threatened attacks on Duke Energy Carolinas’ facilities or unrelated energy companies; or the overall health of the energy industry. Restrictions on Duke Energy Carolinas’ ability to access financial markets

PART I

may also affect Duke Energy Carolinas’ ability to execute Duke Energy Carolinas’ business plan as scheduled. An inability to access capital may limit Duke Energy Carolinas’ ability to pursue capital expansion, improvements or acquisitions that Duke Energy Carolinas may otherwise rely on for future growth.

Duke Energy Carolinas has borrowing capacity under Duke Energy’s revolving credit facilities to provide back-up for commercial paper programs and/or letters of credit. These facilities typically include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital. Failure to maintain these covenants at either Duke Energy or Duke Energy Carolinas could preclude Duke Energy Carolinas from issuing commercial paper or letters of credit or borrowing under the revolving credit facility and could require certain of Duke Energy Carolinas’ affiliates to immediately pay down any outstanding drawn amounts under other revolving credit agreements.

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

Duke Energy Carolinas participates in employee benefit plans sponsored by its parent, Duke Energy. Duke Energy Carolinas is allocated its proportionate share of the cost of these plans by Duke Energy. Duke Energy’s costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. Without sustained growth in the pension investments over time to increase the value of Duke Energy’s plan assets and depending upon the other factors that could significantly impact Duke Energy Carolinas’ allocated costs, as discussed above, Duke Energy could be required to fund its plans with significant amounts of cash. Duke Energy Carolinas’ proportionate share of such cash funding obligations could have a material impact on Duke Energy Carolinas’ results of operations, cash flows or financial position.

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

PART I

In addition, Duke Energy Carolinas is generally responsible for on-site liabilities, and in some cases, off-site liabilities, associated with the environmental condition of Duke Energy Carolinas’ power generation facilities which Duke Energy Carolinas has acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with some acquisitions and sales of assets, Duke Energy Carolinas may obtain, or be required to provide, indemnification against some environmental liabilities. If Duke Energy Carolinas incurs a material liability, or the other party to a transaction fails to meet its indemnification obligations to Duke Energy Carolinas, it could suffer material losses.

Duke Energy Carolinas is involved in numerous legal proceedings, the outcome of which are uncertain, and resolution adverse to Duke Energy Carolinas could negatively affect Duke Energy Carolinas’ cash flows, financial condition or results of operations.

Duke Energy Carolinas is subject to numerous legal proceedings, including claims for bodily damages alleged to have arisen prior to 1985 from the exposure to or use of asbestos at electric generation plants of Duke Energy Carolinas. Litigation is subject to many uncertainties and Duke Energy Carolinas cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of some of the matters in which Duke Energy Carolinas is involved could require Duke Energy Carolinas to make additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on Duke Energy Carolinas’ cash flows and results of operations. Similarly, it is reasonably possible that the terms of resolution could require Duke Energy Carolinas to change its business practices and procedures, which could also have a material effect on Duke Energy Carolinas’ results of operations, cash flows or financial position.

Duke Energy Carolinas’ results of operations may be negatively affected by sustained downturns or sluggishness in the economy, including low levels in the market prices of commodities, all of which are beyond Duke Energy Carolinas’ control.

Sustained downturns or sluggishness in the economy generally affect the markets in which Duke Energy Carolinas operates and negatively influence Duke Energy Carolinas’ energy operations. Declines in demand for electricity as a result of economic downturns in Duke Energy Carolinas’ service territories will reduce overall electricity sales and lessen Duke Energy Carolinas’ cash flows, especially as Duke Energy Carolinas’ industrial customers reduce production and, therefore, consumption of electricity. Although Duke Energy Carolinas’ business is subject to regulated allowable rates of return and recovery of fuel costs under a fuel adjustment clause, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thus diminishing results of operations.

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

Factors that could impact sales volumes, generation of electricity and market prices at which Duke Energy Carolinas is able to sell electricity are as follows:

•

weather conditions, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively, and periods of low rainfall that decrease Duke Energy Carolinas’ ability to operate its facilities in an economical manner;

•	supply of and demand for energy commodities;

•

general economic conditions, including downturns in the U.S. economy that impacts energy consumption, particularly in which sales to industrial or large commercial customers comprise a significant portion of total sales;

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

PART I

These factors have led to industry-wide downturns that have resulted in the slowing down or stopping of construction of new power plants and announcements by other energy suppliers of plans to sell non-strategic assets, subject to regulatory constraints, in order to boost liquidity or strengthen balance sheets. Proposed sales by other energy suppliers could increase the supply of the types of assets that Duke Energy Carolinas could be attempting to sell. In addition, recent FERC actions addressing power market concerns could negatively impact the marketability of Duke Energy Carolinas’ electric generation assets.

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

New laws or regulations could have a negative impact on Duke Energy Carolinas’ results of operations, cash flows or financial position.

There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions (including carbon dioxide). Additionally, accounting standard setters are evaluating the accounting and reporting for emission allowances. Resolution of these matters could lead to substantial changes in laws and regulations affecting Duke Energy Carolinas, including new accounting standards that could change the way Duke Energy Carolinas is required to record revenues, expenses, assets and liabilities. These types of regulations could have a negative impact on Duke Energy Carolinas’ results of operations, cash flows or financial position, or access to capital.

Potential terrorist activities or military or other actions could adversely affect Duke Energy Carolinas’ business.

The continued threat of terrorism and the impact of retaliatory military and other action by the United States and its allies may lead to increased political, economic and financial market instability and volatility in prices for natural gas and oil which may materially adversely affect Duke Energy Carolinas in ways it cannot predict at this time. In addition, future acts of terrorism and any possible reprisals as a consequence of action by the United States and its allies could be directed against companies operating in the United States. Infrastructure and generation facilities such as Duke Energy Carolinas’ nuclear plants could be potential targets of terrorist activities. The potential for terrorism has subjected Duke Energy Carolinas’ operations to increased risks and could have a material adverse effect on Duke Energy Carolinas’ business. In particular, Duke Energy Carolinas may experience increased capital and operating costs to implement increased security for its plants, including its nuclear power plants, such as additional physical plant security, additional security personnel or additional capability following a terrorist incident.

The insurance industry has also been disrupted by these events. As a result, the availability of insurance covering risks that Duke Energy Carolinas and its competitors typically insure against may decrease. In addition, the insurance Duke Energy Carolinas is able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2007, Duke Energy Carolinas operated three nuclear generating stations with a combined net capacity of 5,020 megawatts (MW) (including a 12.5% ownership in the Catawba Nuclear Station), eight coal-fired stations with a combined net capacity of 7,754 MW, thirty hydroelectric stations (including two pumped-storage facilities) with a combined net capacity of 3,168 MW and eight combustion turbine stations with a combined net capacity of 3,262 MW. The stations are located in North Carolina and South Carolina.

In addition, as of December 31, 2007, Duke Energy Carolinas owned approximately 13,000 conductor miles of electric transmission lines, including 600 miles of 525 kilovolts, 2,600 miles of 230 kilovolts, 6,700 miles of 100 to 161 kilovolts, and 3,100 miles of 13 to 69 kilovolts. Duke Energy Carolinas also owned approximately 99,000 conductor miles of electric distribution lines, including 66,000 miles of overhead lines and 33,000 miles of underground lines, as of December 31, 2007. As of December 31, 2007, the electric transmission and distribution systems had approximately 1,500 substations.

PART I

Substantially all of Duke Energy Carolinas’ electric plant in service is mortgaged under the indenture relating to its various series of First and Refunding Mortgage Bonds.

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 5 to the Consolidated Financial Statements, “Regulatory Matters” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies—Environmental.”

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of the outstanding limited liability company member interests of Duke Energy Carolinas are owned by Duke Energy. There is no market for Duke Energy Carolinas’ limited liability company member interests. Duke Energy Carolinas paid $761 million in distributions on its member’s equity for the nine months ended December 31, 2006, primarily to provide funding support for Duke Energy’s dividend. The ability to pay this distribution was principally obtained from net cash provided by operating activities from Duke Energy Carolinas’ continuing operations. During the three months ended March 31, 2006 and the year ended December 31, 2005, Duke Energy Carolinas paid dividends on its common stock. Duke Energy Carolinas continues to review its policy with respect to paying future distributions and anticipates making periodic distributions to provide funding support for Duke Energy’s dividend.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2007, 2006 and 2005.

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

Up through April 3, 2006, Duke Energy Carolinas represented an energy company located in the Americas with a real estate subsidiary. On April 3, 2006, Duke Energy Carolinas transferred to its parent, Duke Energy, all of its membership interests in its wholly-owned subsidiary Spectra Energy Capital LLC (Spectra Energy Capital, formerly Duke Capital LLC), including the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM), which Duke Energy Carolinas transferred to Spectra Energy Capital on April 1, 2006. The use of the term Spectra Energy Capital relates to operations of the former Duke Capital LLC. As a result of Duke Energy Carolinas’ transfer of its membership interests in Spectra Energy Capital, Spectra Energy Capital’s results of operations, including DEM for the three months ended March 31, 2006, and for the year ended December 31, 2005 are reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Following these transactions, Duke Energy Carolinas is an electric utility company with operations in North Carolina and South Carolina.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Years Ended December 31,
	2007	2006	Increase (Decrease)
Operating revenues	$5,812	$5,442	$370
Operating expenses	4,586	4,353	233
Gains on sales of other assets and other, net	2	—	2

Operating income	1,228	1,089	139
Other income and expenses, net	76	98	(22)
Interest expense	292	299	(7)

Income from continuing operations before income taxes	1,012	888	124
Income tax expense from continuing operations	342	287	55

Income from continuing operations	670	601	69
Income from discontinued operations, net of tax	—	186	(186)

Net income	$670	$787	$(117)

PART II

Income From Continuing Operations

The $69 million increase in Duke Energy Carolinas’ income from continuing operations was primarily due to the following factors:

Operating Revenues. The increase was driven primarily by:

•	An approximate $167 million increase in fuel revenues driven by increased fuel rates for retail customers and increased gigawatt (GWh) sales to retail customers;

•

An approximate $134 million increase in GWh sales to retail customers due to favorable weather conditions. Cooling degree days for 2007 were approximately 27% above normal compared to close to normal during 2006; and

•

An approximate $30 million increase in wholesale power revenues, net of the impact of sharing profits from wholesale power sales with retail customers, due to increased sales volumes primarily due to additional long-term contract sales.

Operating Expenses. The increase was driven primarily by:

•

An approximate $157 million increase in fuel expense (including purchased power) primarily due to increased retail demand resulting from favorable weather conditions. Generation fueled by coal and natural gas, as well as purchases to meet retail customer requirements, increased significantly during the year ended December 31, 2007 compared to the same period in the prior year. These increases were partially offset by a $21 million reimbursement for previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the Department of Energy;

•

An approximate $51 million increase in operating and maintenance expense primarily due to higher wage and benefit costs, including increased short-term incentive costs, maintenance costs at fossil and nuclear generating plants, and an increased proportionate share of governance charges after the spin-off of Duke Energy’s natural gas business. These increases were partially offset by a one time $12 million donation in the second quarter 2006 ordered by the NCUC as a condition of the Cinergy merger; and

•	An approximate $31 million increase in depreciation due primarily to additional capital spending. Partially offset by:

•

An approximate $21 million decrease in regulatory amortization expense primarily due to decreased amortization of compliance costs related to North Carolina clean air legislation during 2007 as compared to the prior year. Regulatory amortization expenses related to clean air were approximately $187 million in 2007 compared to approximately $225 million in 2006. This decrease was partially offset by the write-off of a portion of the investment in the GridSouth Regional Transmission Organization (RTO) (approximately $17 million) per a rate order from the North Carolina Utility Commission.

Other Income and Expenses, net. The decrease is primarily due to interest earned and received in 2006 from taxing authorities for income tax positions related to prior periods. This decrease was partially offset by an increase in the equity component of allowance for funds used during construction (AFUDC) earned from additional capital spending for ongoing construction projects.

Income Tax Expense from Continuing Operations. The increase was primarily due to the increase in pre-tax income.

Net Income

The $117 million decrease in Duke Energy Carolinas’ net income for the year ended December 31, 2007 as compared to the year ended December 31, 2006 is due primarily to the inclusion in Income From Discontinued Operations, net of tax, of operations of Spectra Energy Capital, which were transferred from Duke Energy Carolinas to Duke Energy on April 3, 2006, in the year ended December 31, 2006. This decrease was partially offset by the increase in income from continuing operations, as discussed above.

Matters Impacting Future Duke Energy Carolinas Results

Duke Energy Carolinas continues to increase its customer base, maintain low costs and deliver high-quality customer service in the Carolinas. The residential and general service sectors are expected to grow. Within the industrial sector, Duke Energy Carolinas is affected by overall market conditions, including the continued general decline in the textile industry, as well as softening in housing-related industries, and these trends are expected to continue into 2008. Duke Energy Carolinas will continue to provide strong cash flows from operations, which will help fund the capital spending program in 2008. Changes in weather, wholesale power market prices, service area economy, generation availability and changes to the regulatory environment would impact future financial results for Duke Energy Carolinas.

The impact of the North Carolina rate order resulting from the 2007 rate review ordered by the NCUC will also affect income for 2008 and future years. Particularly, retail base rates were lowered by $287 million, which was primarily offset by the elimination of clean air legislation amortization. For 2008 only, the NCUC also allowed a one-time increment rider of $80 million related to merger savings.

PART II

Legislation enacted in both North Carolina and South Carolina in 2007 will allow Duke Energy Carolinas to recover from retail customers more of the costs incurred for purchases of power and reagents needed to meet customer demand. Various regulatory activities will continue in 2008, including a review of Duke Energy Carolinas’ proposed cost recovery methodology related to energy efficiency programs. Decisions on 2007 filings for certification for new generation are also expected.

The Southeastern United States continues to experience severe drought conditions brought about by a significant shortage of rainfall in the past several months. As a result of these conditions, water supplies in the reservoirs and lake systems that support many of Duke Energy Carolinas’ hydroelectric, nuclear, and fossil electric generation plants have declined and could continue to decline in the absence of more normal levels of rainfall. Duke Energy Carolinas is analyzing long-term weather forecasts and developing plans to mitigate any potential operational impacts that continued severe drought conditions could cause; however, at this time we cannot determine if such impacts will have a material effect on Duke Energy Carolinas.

Other Matters

During the five-year period from 2008 to 2012, Duke Energy Carolinas anticipates capital expenditures of approximately $2 billion to $3 billion annually. These expenditures are principally related to expansion plans, environmental spending related to Clean Air requirements, nuclear fuel, as well as maintenance costs. Current estimates are that Duke Energy Carolinas’ generation capacity in North Carolina and South Carolina will need to increase by approximately 6,600 megawatts over the next ten years. Duke Energy Carolinas plans to meet this additional demand through a diverse portfolio consisting of new generating capacity, including generation from renewable power sources and energy efficiency. Duke Energy Carolinas is committed to adding base load capacity at a reasonable price while modernizing the current generation facilities by replacing older, less efficient plants with cleaner, more efficient plants. Duke Energy Carolinas received approval from the NCUC in 2007 to construct one new coal unit at its existing Cliffside facility in North Carolina. Other significant expansion projects may include a new nuclear power plant in Cherokee County, South Carolina and new combined cycle units at Buck and Dan River. Costs related to environmental spending are expected to decrease substantially after the upgrades to comply with the new environmental regulations are completed.

Duke Energy Carolinas’ fixed charges coverage ratio, as calculated using Securities and Exchange Commission guidelines, was 4.0 times for 2007 and 3.2 times for 2006.

Other Issues

Global Climate Change. A majority of the public and policymakers now believe that the Earth’s climate is changing, caused in part by greenhouse gases emitted into the atmosphere from human activities. Although there is still much to learn about the causes and long-term effects of climate change, many advocate taking steps now to begin reducing emissions with the aim of stabilizing the atmospheric concentration of greenhouse gases at a level that avoids the potentially worst-case effects of climate change.

Greenhouse gas emissions are produced from a wide variety of human activities. The U.S. EPA publishes an inventory of these emissions annually. Carbon dioxide (CO2), an essential trace gas, is a by-product of fossil fuel combustion and currently accounts for about 85% of U.S. greenhouse gas emissions. Duke Energy Carolinas currently accounts for about 0.7% of total U.S. CO2 emissions, and about 0.6% of total U.S. greenhouse gas emissions.

Duke Energy Carolinas is adding tens of thousands of new customers annually to its customer base of more than 2.3 million and making long-term decisions for how best to meet its customers’ growing demand for electricity. Duke Energy Carolinas is moving ahead on multiple fronts—energy efficiency, renewable energy, advanced nuclear power, advanced clean-coal and high-efficiency natural gas electric generating plants, and retirement of older less efficient coal-fired power plants. Duke Energy Carolinas needs regulatory certainty regarding U.S. climate change policy as it makes these investment decisions.

Duke Energy Carolinas’ cost of complying with any federal greenhouse gas emissions law that may be enacted will depend on the design details of the program. The major design elements of a greenhouse gas cap-and-trade program that will most influence Duke Energy Carolinas’ compliance costs include the required levels and timing of the cap, which will drive emission allowance prices, the emission sources covered under the cap, the number of allowances that Duke Energy Carolinas is allocated on a year-to-year basis, the type of and effectiveness of the cost control mechanism employed by the program, and the availability and cost of technologies that Duke Energy Carolinas can deploy to lower its emissions. Although it is likely that Congress will adopt some form of mandatory greenhouse gas emission reduction legislation in the future, the timing and specific requirements of any such legislation are highly uncertain, which means that potential future compliance costs for Duke Energy Carolinas are also highly uncertain.

The 110th Congress is currently considering several potential U.S. policy responses to the climate change issue. In 2007, nearly a dozen bills were introduced in the Senate calling for mandatory limits on U.S. greenhouse gas emissions through use of a cap-and-trade

PART II

program. The key differences in the bills are the sources whose emissions would be regulated, the rate at which emissions would be required to be reduced, the number of emission allowances that would be distributed at no cost to sources whose emissions would be regulated, and the method of protecting the economy from potentially high and unexpected program costs.

On December 5, 2007, the Senate Environment and Public Works Committee reported out S. 2191—America’s Climate Security Act of 2007—sponsored by Senators Joseph Lieberman of Connecticut and John Warner of Virginia. The bill, which now awaits Senate floor action, proposes an economy-wide greenhouse gas reduction program to begin in 2012. Several bills have also been introduced in the House of Representatives but none has yet received subcommittee or committee approval. It is unlikely that legislation establishing a mandatory federal greenhouse gas emission reduction program will be enacted in 2008.

Duke Energy Carolinas supports the enactment of federal greenhouse gas cap-and-trade legislation that would apply to all parts of the economy, including power generation, industrial and commercial sources, and motor vehicles. To permit the economy to adjust rationally to the policy, legislation should establish a long-term program that first slows the growth of emissions, stops them and then transitions to a gradually declining emissions cap as new lower-and non-emitting technologies are developed and become ready for wide-scale deployment.

New technologies for reducing CO2 emissions from coal—chief among them carbon capture and sequestration—are not expected to be developed and ready for deployment by 2012 when the Lieberman-Warner legislation, if passed, would take effect. This would pose a challenge to Duke Energy Carolinas’ ability to utilize all of its current coal-fired generating capacity if the legislation is enacted in its current form. This could challenge Duke Energy Carolinas’ ability to meet the growing electricity demand of its customers at a reasonable cost. Duke Energy Carolinas’ deployment of renewable generation, along with its customer energy-efficiency initiative would help, but would not be enough. If the cap is too stringent in the early years of the program, Duke Energy Carolinas’ compliance options could be limited to purchasing emission allowances and/or relying on existing natural gas generation to replace coal generation. Achieving a large fuel switch from coal to natural gas in less than four years is not practical and, on a national scale, is not good public policy. Such a shift would significantly increase natural gas prices, posing an economic hardship to millions of natural gas customers.

Compliance cost estimates are very sensitive to various highly uncertain assumptions, including allowance prices. Under the proposed S. 2191 legislation, estimated costs of purchasing allowances in 2012, in addition to those allocated at no cost, to cover Duke Energy Carolinas’ projected emissions could range from about $330 million to $1.0 billion. Actual costs could be higher or lower than these estimates. Duke Energy Carolinas would seek to recover its compliance costs through appropriate regulatory mechanisms in the jurisdictions in which it operates. Under a compliance scenario where Duke Energy Carolinas continues to purchase allowances to meet its compliance obligation, annual allowance purchase costs would increase over time as the number of allowances Duke Energy Carolinas is allocated under the proposed legislation decreases and allowance prices increase as the cap tightens.

At some point in the future it would be expected that Duke Energy Carolinas would begin replacing existing coal-fired generation with new lower-and zero-emitting generation technologies, and/or installing new carbon capture and sequestration technology on existing coal-fired generating plants to reduce emissions when technologies become available. It is not possible at this time, however, to predict with certainty what new technologies might be developed, when they will be ready to be deployed, or what their costs will be. There is also uncertainty as to how or when certain non-technical issues that could affect the cost and availability of new technologies might be resolved by regulators. Duke Energy Carolinas is currently focused on advanced nuclear generation and capture and storage retrofit technology for existing pulverized coal-fired generation as promising new technologies for generating electricity with lower or no CO2 emissions.

In addition to relying on new technologies to reduce its CO2 emissions, Duke Energy Carolinas is seeking regulatory approval for a first-of-its-kind innovative approach in the utility industry to help meet growing customer demand with new and creative ways to increase energy efficiency, thereby reducing demand (Save-A-Watt) instead of relying almost exclusively on new power plants to generate electricity.

Credit Implications of Climate Change Legislation. A credit rating agency recently announced that climate-change policies eventually could carry significant credit implications for the U.S. electric utility industry, which includes Duke Energy Carolinas. While the agency stated on February 26, 2008 that it had not lowered any utility company ratings due solely to the sizable capital expenditures needed to reduce emission levels, rating actions could result. The agency cited a utility’s financing plan and its ability to recover such costs from its ratepayers as the biggest factors in considering whether environmental-related capital expenditures negatively affect a utility’s credit quality. Duke Energy Carolinas’ cannot predict with any certainty what actions, if any, this or other credit rating agencies may take. A downgrade in Duke Energy Carolinas’ credit rating could adversely affect its ability to access capital at competitive rates and its ability to finance its operations and implement its strategies could be adversely affected.

PART II

For additional information on other issues related to Duke Energy Carolinas, see Note 5 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Quantitative and Qualitative Disclosures About Market Risk

Risk Management Policies

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

Commodity Price Risk

Duke Energy Carolinas has limited exposure to market price changes in fuel incurred for its retail customers due to the cost tracking and recovery mechanisms in its retail jurisdictions. Duke Energy Carolinas does have exposure to the impact of market fluctuations in the prices of electricity, fuel and emissions allowances with its bulk power marketing sales. Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities. Duke Energy Carolinas employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, such as forwards and options. (See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” and Note 9 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments.”)

Validation of a contract’s fair value is performed by an internal group separate from Duke Energy Carolinas’ deal origination areas. While Duke Energy Carolinas uses common industry practices to develop its valuation techniques, changes in Duke Energy Carolinas’ pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.

Generation Portfolio Risks. Duke Energy Carolinas is primarily exposed to market price fluctuations of wholesale power prices through its bulk power marketing activities. The generation portfolio not utilized to serve native load or committed load is subject to commodity price fluctuations, although the impact on the Consolidated Statements of Operations reported earnings is partially offset by mechanisms in the regulated jurisdictions that result in the sharing of net profits from these activities with retail customers. Based on a sensitivity analysis as of December 31, 2007 and 2006, it was estimated that a ten percent price change per mega-watt hour in forward wholesale power prices would have a corresponding effect on Duke Energy Carolinas’ pre-tax income of approximately $7 million in 2008 and would have had a $14 million impact in 2007, respectively, excluding the impact of mark-to-market changes on undesignated hedges relating to periods in excess of one year from the respective date.

Normal Purchases and Normal Sales. Duke Energy Carolinas enters into contracts that qualify for the normal purchases and sales exception described in paragraph 10 of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) and Derivatives Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity.” For contracts qualifying for the scope exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract unless the contract is designated as the hedged item in a fair value hedge. Normal purchases and sales contracts are generally subject to collateral requirements under the same credit risk reduction guidelines used for other contracts. Duke Energy Carolinas has applied this scope exception for certain contracts involving the purchase and sale of electricity. Recognition for the contracts in the Consolidated Statements of Operations will be the same regardless of whether the contracts are accounted for as cash flow hedges or as normal purchases and sales, unless designated as the hedged item in a fair value hedge, assuming no hedge ineffectiveness.

Income recognition and realization related to normal purchases and normal sales contracts generally coincide with the physical delivery of power.

Other Commodity Risks. As of December 31, 2007 and 2006, pre-tax income for 2008 and 2007 was not expected to be materially impacted by exposures to other commodities’ price changes since most of the commodity price risk is minimized by regulatory treatment for commodity transactions.

The commodity price sensitivity calculations consider existing hedge positions and estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices.

Duke Energy Carolinas’ exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms.

PART II

Credit Risk

Credit risk represents the loss that Duke Energy Carolinas would incur if a counterparty fails to perform under its contractual obligations.

Retail. Credit risk associated with Franchised Electric’s service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. Franchised Electric mitigates this credit risk by requiring customers to provide a cash deposit or letter of credit until a satisfactory payment history is established, at which time the deposit is typically refunded. Charge-offs for the retail customers are immaterial and are typically recovered through the rate base.

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

Duke Energy Carolinas’ principal customers for bulk power marketing are marketers, local distribution companies and utilities located throughout the Southeastern United States. Duke Energy Carolinas has concentrations of receivables from the electric utilities sector. These concentrations of customers may affect Duke Energy Carolinas’ overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Based on Duke Energy Carolinas’ policies for managing credit risk, its exposures and its credit and other reserves, Duke Energy Carolinas does not anticipate a materially adverse effect on its consolidated financial position or results of operations as a result of non-performance by any counterparty.

Duke Energy Carolinas also enters into various service and/or supply contracts, which may result in economic losses if the counterparty is unable to perform its contractual obligations on a timely basis and/or within budget. Duke Energy Carolinas attempts to mitigate this risk through the use of credit enhancements such as parent guarantees, letters of credit and surety bonds.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Through December 31, 2007, Duke Energy Carolinas has made approximately $460 million in payments that apply to this retention. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,107 million in excess of the self insured retention. Probable insurance recoveries of approximately $1,040 million and $1,020 million related to this policy are classified in the Consolidated Balance Sheets primarily in Other within Investments and Other Assets as of December 31, 2007 and 2006, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims or any significant solvency concerns related to the insurance carrier.

Interest Rate Risk

Duke Energy Carolinas is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt and commercial paper. Duke Energy Carolinas manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Carolinas also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 1, 9, and 14 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments,” and “Debt and Credit Facilities.”

Based on a sensitivity analysis as of December 31, 2007, it was estimated that if market interest rates average 1% higher (lower) in 2008 than in 2007, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $12 million. Comparatively, based on a sensitivity analysis as of December 31, 2006, had interest rates averaged 1% higher (lower) in 2007 than in 2006, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $7 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term investments, cash and cash equivalents outstanding as of December 31, 2007 and 2006. The increase in interest rate sensitivity is primarily due to an increase in commercial paper and variable rate pollution control bonds and a decrease in cash and short-term investment balances. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy Carolinas’ financial structure.

PART II

Equity Price Risk

Duke Energy Carolinas maintains trust funds, as required by the NRC and the NCUC, to fund the costs of nuclear decommissioning (see Note 8 to the Consolidated Financial Statements, “Asset Retirement Obligations.”) As of December 31, 2007 and 2006, these funds were invested primarily in domestic and international equity securities, debt securities, fixed-income securities, cash and cash equivalents and short-term investments. Per NRC and NCUC requirements, these funds may be used only for activities related to nuclear decommissioning. Those investments are exposed to price fluctuations in equity markets and changes in interest rates. Accounting for nuclear decommissioning recognizes that costs are recovered through Duke Energy Carolinas’ rates, and fluctuations in equity prices or interest rates do not affect Duke Energy Carolinas’ Consolidated Statements of Operations as changes in the fair value of these investments are deferred as regulatory assets or regulatory liabilities pursuant to an order by the NCUC. Earnings or losses of the fund will ultimately impact the amount of costs recovered through Duke Energy Carolinas’ rates.

Duke Energy Carolinas proportionate share of Duke Energy’s costs of providing non-contributory defined benefit retirement and other post-retirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk.”

PART II

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Duke Energy Carolinas

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, member’s equity/common stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duke Energy Carolinas and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 14, 2008

PART II

DUKE ENERGY CAROLINAS, LLC

Consolidated Statements of Operations

(In millions)

	Years Ended December 31,
	2007	2006	2005
Operating Revenues-Regulated Electric	$5,812	$5,442	$5,432
Operating Expenses
Operation, maintenance and other	1,727	1,675	1,664
Fuel used in electric generation and purchased power	1,632	1,475	1,248
Depreciation and amortization	904	897	962
Property and other taxes	323	306	309
Total operating expenses	4,586	4,353	4,183
Gains on Sales of Other Assets and Other, net	2	—	7
Operating Income	1,228	1,089	1,256
Other Income and Expenses, net	76	98	15
Interest Expense	292	299	292
Income From Continuing Operations Before Income Taxes	1,012	888	979
Income Tax Expense from Continuing Operations	342	287	330
Income From Continuing Operations	670	601	649
Income From Discontinued Operations, net of tax	—	186	1,179
Income Before Cumulative Effect of Change in Accounting Principle	670	787	1,828
Cumulative Effect of Change in Accounting Principle, net of tax and minority interest	—	—	(4)
Net Income	670	787	1,824
Dividends and Premiums on Redemption of Preferred and Preference Stock	—	—	12
Earnings Available For Member's/Common Stockholders	$670	$787	$1,812

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

Consolidated Balance Sheets

(In millions)

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$21	$38
Short-term investments	—	221
Receivables (net of allowance for doubtful accounts of $6 at December 31, 2007 and $5 at December 31, 2006)	783	679
Inventory	590	554
Other	169	292
Total current assets	1,563	1,784
Investments and Other Assets
Nuclear decommissioning trust funds	1,929	1,775
Other	1,323	1,090
Total investments and other assets	3,252	2,865
Property, Plant and Equipment
Cost	24,593	22,660
Less accumulated depreciation and amortization	9,227	8,341
Net property, plant and equipment	15,366	14,319
Regulatory Assets and Deferred Debits
Deferred debt expense	184	193
Regulatory assets related to income taxes	408	396
Other	531	540
Total regulatory assets and deferred debits	1,123	1,129
Total Assets	$21,304	$20,097

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

Consolidated Balance Sheets—(Continued)

(In millions)

	December 31,
	2007	2006
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$822	$913
Notes payable and commercial paper	150	—
Taxes accrued	106	56
Interest accrued	73	79
Current maturities of long-term debt	810	226
Other	373	353
Total current liabilities	2,334	1,627
Long-term Debt	4,583	5,044
Deferred Credits and Other Liabilities
Deferred income taxes	2,262	2,127
Investment tax credit	126	135
Asset retirement obligations	2,306	2,162
Other	3,060	3,022
Total deferred credits and other liabilities	7,754	7,446
Commitments and Contingencies
Member's Equity
Member's equity	6,654	5,984
Accumulated other comprehensive loss	(21)	(4)
Total member's equity	6,633	5,980
Total Liabilities and Member's Equity	$21,304	$20,097

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

Consolidated Statements of Cash Flows

(In millions)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$670	$787	$1,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,036	1,213	1,884
Cumulative effect of change in accounting principles	—	—	4
Gains on sales of investments in commercial and multi-family real estate	—	(26)	(191)
Gains on sales of equity investments and other assets	(2)	(11)	(1,771)
Impairment charges	—	—	159
Deferred income taxes	174	(226)	282
Minority Interest	—	15	538
Equity in earnings of unconsolidated affiliates	2	(175)	(479)
Contributions to company-sponsored pension and other post-retirement benefit plans	—	(11)	(45)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(6)	49	443
Receivables	(82)	557	(249)
Inventory	(22)	116	(80)
Other current assets	241	808	(944)
Increase (decrease) in
Accounts payable	(276)	(377)	117
Taxes accrued	(208)	(283)	53
Other current liabilities	(154)	(357)	622
Capital expenditures for residential real estate	—	(115)	(355)
Cost of residential real estate sold	—	42	294
Other, assets	36	21	193
Other, liabilities	(35)	207	519
Net cash provided by operating activities	1,374	2,234	2,818
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,734)	(1,794)	(2,327)
Investment expenditures	—	(69)	(43)
Acquisitions, net of cash acquired	—	(284)	(294)
Purchases of available-for-sale securities	(8,055)	(20,623)	(40,317)
Proceeds from sales and maturities of available-for-sale securities	8,174	20,971	40,131
Proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	3	32	2,375
Proceeds from the sales of commercial and multi-family real estate	—	56	372
Settlement of net investment hedges and other investing derivatives	—	(50)	(296)
Purchases of emission allowances	(12)	(8)	(18)
Distribution from equity investments	—	—	383
Change in restricted cash	(22)	(47)	—
Other	(12)	—	(92)
Net cash used in investing activities	(1,658)	(1,816)	(126)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	600	156	543
Issuance of common stock and common stock related to employee benefit plans	—	14	41
Payments for the redemption of:
Long-term debt	(367)	(46)	(1,346)
Convertible notes	(110)	—	—
Preferred and preference stock	—	—	(134)
Notes payable and commercial paper	150	(84)	165
Distributions to minority interests	—	(157)	(861)
Contributions from minority interests	—	137	779
Capital contribution from parent	—	200	—
Dividends paid	—	(289)	(1,105)
Repurchase of common shares	—	(69)	(933)
Proceeds from Duke Energy Income Fund	—	—	110
Distribution to parent in connection with transfer of Spectra Energy	—	(761)	—
Other	(6)	8	24
Net cash provided by (used in) financing activities	267	(891)	(2,717)
Changes in cash and cash equivalents included in assets held for sale	—	—	3
Net decrease in cash and cash equivalents	(17)	(473)	(22)
Cash and cash equivalents at beginning of period	38	511	533
Cash and cash equivalents at end of period	$21	$38	$511

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$282	$609	$1,089
Cash paid for income taxes	$354	$336	$546
Significant non-cash transactions:
Accrued capital expenditures	$389	$208	$139
Transfer of equity interest in Spectra Energy Capital, LLC	$—	$12,370	$—
Intercompany advance forgiveness	$—	$496	$—
Conversion of convertible notes to stock	$—	$632	$28
Transfer of DCP Midstream Canadian facilities	$—	$—	$97

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

Consolidated Statements of Member's Equity/Common Stockholders' Equity

and Comprehensive Income

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Member's Equity	Common Stock	Retained Earnings	Foreign Currency Adjustments(a)	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance December 31, 2004	957	$—	$11,266	$4,525	$540	$526	$(416)	$—	$16,441
Net income	—	—	—	1,824	—	—	—	—	1,824
Other Comprehensive Income
Foreign currency translation adjustments(a)	—	—	—	—	306	—	—	—	306
Net unrealized gains on cash flow hedges(b)	—	—	—	—	—	413	—	—	413
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	(1,026)	—	—	(1,026)
Minimum pension liability adjustment(d)	—	—	—	—	—	—	356	—	356
Other(e)	—	—	—	—	—	—	—	17	17

Total comprehensive income	—	—	—	—	—	—	—	—	1,890
Dividend reinvestment and employee benefits	3	—	85	—	—	—	—	—	85
Stock repurchase	(33)	—	(933)	—	—	—	—	—	(933)
Conversion of debt	1	—	28	—	—	—	—	—	28
Common stock dividends	—	—	—	(1,093)	—	—	—	—	(1,093)
Preferred and preference stock dividends	—	—	—	(12)	—	—	—	—	(12)
Other capital stock transactions, net	—	—	—	33	—	—	—	—	33
Balance December 31, 2005	928	$—	$10,446	$5,277	$846	$(87)	$(60)	$17	$16,439
Net income	—	429	—	358	—	—	—	—	787
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	59	—	—	—	59
Net unrealized gains on cash flow hedges(b)	—	—	—	—	—	7	—	—	7
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	12	—	—	12
Other(e)	—	—	—	—	—	—	—	16	16
Intercompany Transfers(f)	—	—	—	—	(905)	64	60	(33)	(814)

Total comprehensive income	—	—	—	—	—	—	—	—	67
Dividend reinvestment and employee benefits	1	—	22	—	—	—	—	—	22
Stock repurchase	(2)	—	(69)	—	—	—	—	—	(69)
Common stock dividends	—	—	—	(289)	—	—	—	—	(289)
Conversion of Duke Energy Carolinas to a limited liability company	(927)	15,745	(10,399)	(5,346)	—	—	—	—	—
Transfer of equity interest in Spectra Energy Capital, LLC	—	(11,556)	—	—	—	—	—	—	(11,556)
Capital contributions from parent	—	200	—	—	—	—	—	—	200
Conversion of debt to equity	—	632	—	—	—	—	—	—	632
Tax benefit due to conversion of debt to equity	—	34	—	—	—	—	—	—	34
Intercompany advance forgiveness	—	496	—	—	—	—	—	—	496
Other	—	4	—	—	—	—	—	—	4
Balance December 31, 2006	—	$5,984	$—	$—	$—	$(4)	$—	$—	$5,980
Net income	—	670	—	—	—	—	—	—	670
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—
Net unrealized losses on cash flow hedges(b)	—	—	—	—	—	(7)	—	—	(7)
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	(10)	—	—	(10)

Total comprehensive income	—	—	—	—	—	—	—	—	653
Balance December 31, 2007	—	$6,654	$—	$—	$—	$(21)	$—	$—	$6,633

(a)	Foreign currency translation adjustments, net of $62 tax benefit in 2005. The 2005 tax benefit related to settled net investment hedges of Spectra Energy Capital businesses. Substantially all of the 2005 tax benefit is a correction of an immaterial accounting error related to prior periods.
(b)	Net unrealized gains (losses) on cash flow hedges, net of $4 tax benefit in 2007, $5 tax expense in 2006, and $233 tax expense in 2005.
(c)	Reclassification into earnings from cash flow hedges, net of $6 tax benefit in 2007, $1 tax benefit in 2006, and $583 tax benefit in 2005. Reclassification into earnings from cash flow hedges for the year ended December 31, 2005 is due primarily to the recognition of former Duke Energy North America's (DENA's) unrealized net gains related to hedges on forecasted transactions which will no longer occur as a result of the sale of former DENA's assets and contracts outside of the Midwestern United States to LS Power (see Notes 2 and 9).
(d)	Minimum pension liability adjustment, net of $228 tax expense in 2005.
(e)	Net of $8 tax expense in 2006 and $10 tax expense in 2005.
(f)	Intercompany transfers of net gains on cash flow hedges, net of $36 tax expense; minimum pension liability, net of $32 tax expense; and Other, net of $19 tax benefit in 2006.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

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

Up through April 3, 2006, Duke Energy Carolinas represented an energy company located in the Americas with a real estate subsidiary. On April 3, 2006, Duke Energy Carolinas transferred to its parent, Duke Energy, all of its membership interests in its wholly-owned subsidiary Spectra Energy Capital LLC (Spectra Energy Capital, formerly Duke Capital, LLC), including the operations of Duke Energy Merchants, LLC and Duke Energy Merchant Finance, LLC (collectively DEM), which Duke Energy Carolinas transferred to Spectra Energy Capital on April 1, 2006. As a result of Duke Energy Carolinas’ transfer of its membership interests in Spectra Energy Capital, Spectra Energy Capital’s results of operations, including DEM, for the three months ended March 31, 2006 and the year ended December 31, 2005 are reflected as discontinued operations in the accompanying Consolidated Statements of Operations. Following these transactions, Duke Energy Carolinas is an electric utility company with operations in North Carolina and South Carolina.

All common stock transactions prior to March 31, 2006 included in the Statement of Member’s Equity/Common Stockholders’ Equity relate to common stock of Duke Energy.

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

Reclassifications and Revisions. Certain prior period amounts have been reclassified within the Consolidated Financial Statements to conform to current year presentation.

Cash and Cash Equivalents. All highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents.

Restricted Cash. At December 31, 2007 and 2006, Duke Energy Carolinas had approximately $68 million and $46 million, respectively, of restricted cash related primarily to proceeds from debt issuances that are held in trust for the purpose of funding future environmental construction or maintenance expenditures. This amount is reflected in Other Investments and Other Assets on the Consolidated Balance Sheets.

Short-term Investments. Duke Energy Carolinas periodically invests a portion of its available cash balances in various financial instruments, such as tax-exempt debt securities that frequently have stated maturities of 20 years or more and tax-exempt money market preferred securities. These instruments have historically provided for a high degree of liquidity through features such as daily and seven day notice put options and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income. As Duke Energy Carolinas intends to sell these instruments within one year or less, generally within 30 days from the

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

balance sheet date, they are classified as current assets. Duke Energy Carolinas has classified all short-term investments that are debt securities as available-for-sale under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” (SFAS No. 115), and they are carried at fair market value. Investments in money-market preferred securities that do not have stated redemptions are accounted for at their cost, as the carrying values approximate market values due to their short-term maturities and minimal credit risk. Realized gains and losses and dividend and interest income related to these securities, including any amortization of discounts or premiums arising at acquisition, are included in earnings as incurred. Purchases and sales of available-for-sale securities are presented on a gross basis within net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows.

Inventory. Inventory consists of materials and supplies, and coal held for electric generation. Inventory is recorded primarily using the average cost method.

Components of Inventory

	December 31,
	2007	2006
	(in millions)
Materials and supplies	$366	$329
Coal held for electric generation	224	225

Total inventory	$590	$554

Cost-Based Regulation. Duke Energy Carolinas accounts for certain of its regulated operations under the provisions of SFAS No. 71, “Accounting for Certain Types of Regulation” (SFAS No. 71). The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers in a future period or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Duke Energy Carolinas records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Additionally, management continually assesses whether any regulatory liabilities have been incurred. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery and that no regulatory liabilities, other than those recorded, have been incurred. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. Duke Energy Carolinas periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Duke Energy Carolinas may have to reduce its asset balances to reflect a market basis less than cost and write-off their associated regulatory assets and liabilities. For further information see Note 5.

Accounting for Risk Management and Hedging Activities and Financial Instruments. Duke Energy Carolinas uses a number of different derivative and non-derivative instruments in connection with its commodity price and interest rate management activities, which may include swaps, futures, forwards, options and swaptions. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS No. 133), are recorded on the Consolidated Balance Sheets at their fair value. Cash inflows and outflows related to derivative instruments, except those that contain financing elements and those related to net investment hedges and other investing activities, are reflected as a component of net cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows. Cash inflows and outflows related to derivative instruments containing financing elements are a component of net cash provided by / (used in) financing activities in the accompanying Consolidated Statements of Cash Flows while cash inflows and outflows related to net investment hedges and derivatives related to other investing activities are a component of net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows.

Normal Purchases and Normal Sales. Duke Energy Carolinas applies the normal purchase and normal sales exception to certain contracts. If contracts cease to meet this exception, the fair value of the contracts is recognized on the Consolidated Balance Sheets and the contracts are accounted for using the mark-to-market (MTM) Model unless immediately designated as a cash flow or fair value hedge.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

MTM is an accounting term used by Duke Energy Carolinas to refer to derivative contracts for which an asset or liability is recognized at fair value and the change in fair value of that asset or liability is recognized in the Consolidated Statements of Operations. As this term is not explicitly defined within GAAP, Duke Energy Carolinas’ application of this term could differ from that of other companies.

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

Other Long-term Investments. Other long-term investments, primarily marketable securities held in the Nuclear Decommissioning Trust Funds (NDTF), are classified as available-for-sale securities as management does not have the intent or ability to hold the securities to maturity, nor are they bought and held principally for selling them in the near term. The securities are reported at fair value on Duke Energy Carolinas’ Consolidated Balance Sheets. The NDTF is managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreement. As Duke Energy Carolinas has limited oversight over the day-to-day management of the NDTF investments, all losses related to holdings of the NDTF have been recognized as a regulatory asset. Pursuant to an order from the North Carolinas Utility Commission (NCUC), Duke Energy Carolinas defers as a regulatory asset or regulatory liability all realized and unrealized gains and losses associated with investments in the NDTF as Duke Energy Carolinas expects to recover all costs for decommissioning its nuclear generation assets through regulated rates. Cash flows from purchases and sales of long-term investments (including the NDTF) are presented on a gross basis within net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows.

Property, Plant and Equipment. Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Duke Energy Carolinas capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction (see “Deferred Returns and Allowance for Funds Used During Construction (AFUDC),” discussed below). The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of property, plant and equipment, is expensed as incurred. Depreciation is generally computed over the estimated useful life of the asset using the straight-line method. The composite weighted-average depreciation rates, excluding nuclear fuel, were approximately 3% for 2007, 2006 and 2005.

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

Duke Energy Carolinas recognizes asset retirement obligations (ARO) in accordance with SFAS No. 143, “Accounting For Asset Retirement Obligations” (SFAS No. 143), for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), for conditional ARO’s. The term conditional asset retirement obligation as used in SFAS No. 143 and FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Both SFAS No. 143 and FIN 47 require that the fair value of a liability for an ARO be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. See Note 8 for further information.

Long-Lived Asset Impairments, Assets Held For Sale and Discontinued Operations. Duke Energy Carolinas evaluates whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the carrying value of the asset over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset may generally require management to re-assess the cash flows related to the long-lived assets.

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

Duke Energy Carolinas uses the criteria in SFAS No. 144 and Emerging Issues Task Force (EITF) 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), to determine whether components of Duke Energy Carolinas that are being disposed of, are classified as held for sale or have been wound down are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, Duke Energy Carolinas must not have significant continuing involvement in the operations after the disposal (i.e. Duke Energy Carolinas must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the operations being disposed of must have been eliminated from Duke Energy Carolinas’ ongoing operations (i.e. Duke Energy Carolinas does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, are reflected as Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales are recorded in continuing operations. See Note 2 for discussion of discontinued operations.

Other Current and Non-Current Liabilities. At December 31, 2007, approximately $1,528 million and $1,433 million, respectively, of regulatory liabilities associated with asset removal costs was included in Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. At December 31, 2006, this balance exceeded 5% of total liabilities. Also see “Other Litigation and Legal Proceedings” in Note 15.

Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate. The amortization expense is recorded in continuing operations as Interest expense in the Consolidated Statements of Operations. The amortization expense is reflected as Depreciation and amortization within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Loss Contingencies. Duke Energy Carolinas is involved in certain legal and environmental matters that arise in the normal course of business. Loss contingencies are accounted for under SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5). Under SFAS No. 5, contingent losses are recorded when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, Duke Energy Carolinas records a loss contingency at the minimum amount in the range. Unless otherwise required by GAAP, legal fees are expensed as incurred. See Note 15 for further information.

Environmental Expenditures. Duke Energy Carolinas expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded on an undiscounted basis when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are reasonably estimable and probable.

Stock-Based Compensation. Effective January 1, 2006, Duke Energy Carolinas adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards, including stock options, exchanged for employee and certain non-employee services. Accordingly, for employee awards, equity classified stock-based

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Share-based awards, including stock options, granted to employees that are already retirement eligible are deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards is recognized on the date such awards are granted. See Note 16 for further information.

Duke Energy Carolinas elected to adopt the modified prospective application method as provided by SFAS No. 123(R), and accordingly, financial statement amounts for the year ended December 31, 2005 have not been restated. There were no modifications to outstanding stock options prior to the adoption of SFAS No. 123(R).

Effective with the transfer of Spectra Energy Capital to Duke Energy on April 3, 2006, Duke Energy Carolinas is allocated its proportionate share of stock-based compensation expense by its parent, Duke Energy.

Prior to 2006, Duke Energy Carolinas applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion 25)” (FIN No. 44) and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Since the exercise price for all stock options granted under those plans was equal to the market value of the underlying common stock on the grant date, no compensation cost was recognized in the accompanying Consolidated Statements of Operations for the year ended December 31, 2005. See Note 16 for further information.

Revenue Recognition and Unbilled Revenue. Revenues on sales of electricity are recognized when either the service is provided or the product is delivered. Unbilled revenues are estimated by applying an average revenue per kilowatt hour for all customer classes to the number of estimated kilowatt hours delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues at December 31, 2007 and 2006, which are recorded as Receivables in Duke Energy Carolinas’ Consolidated Balance Sheets, were approximately $221 million and $212 million, respectively.

Nuclear Fuel. Amortization of nuclear fuel purchases is included in the Consolidated Statements of Operations as Fuel Used in Electric Generation and Purchased Power. The amortization is recorded using the units-of-production method.

Deferred Returns and Allowance for Funds Used During Construction (AFUDC). Deferred returns, recorded in accordance with SFAS No. 71, represent the estimated financing costs associated with funding certain regulatory assets or liabilities of Duke Energy Carolinas. The amount of deferred return expense included in Other Income and Expenses, net was $15 million in 2007, $15 million in 2006 and $13 million in 2005.

AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities, consists of two components, an equity component and an interest component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Consolidated Statements of Operations. After construction is completed, Duke Energy Carolinas is permitted to recover these costs through inclusion in the rate base and primarily in the depreciation provision. The total amount of AFUDC included within income from continuing operations in the Consolidated Statements of Operations was $69 million in 2007, which consisted of an after-tax equity component of $47 million and a before-tax interest expense component of $22 million. The total amount of AFUDC included within income from continuing operations in the Consolidated Statements of Operations was $42 million in 2006, which consisted of an after-tax equity component of $30 million and a before-tax interest expense component of $12 million. The total amount of AFUDC included within income from continuing operations in the Consolidated Statements of Operations was $31 million in 2005, which consisted of an after-tax equity component of $22 million and a before-tax interest expense component of $9 million. The preceding amounts exclude AFUDC of approximately $22 million and $17 million for the years ended December 31, 2006 and 2005, respectively, which relate to operations transferred to Duke Energy on April 3, 2006 and are included in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

Accounting For Purchases and Sales of Emission Allowances. Duke Energy Carolinas recognizes emission allowances in earnings as they are consumed or sold. Gains and losses on sales of emission allowances are included in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations, or are deferred, depending on level of regulatory certainty. Purchases and sales of emission allowances are presented gross as net cash used in investing activities on the Consolidated Statements of Cash Flows.

Income Taxes. Duke Energy Carolinas entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

or benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Carolinas would incur if Duke Energy Carolinas were a separate company filing its own tax return as a C-Corporation. Duke Energy Carolinas files separate state income tax returns in North Carolina and South Carolina.

Management evaluates and records uncertain tax positions in accordance with FIN 48, “Accounting For Uncertainty in Income Taxes—an Interpretation of FASB Statement 109,” (FIN 48), which was adopted by Duke Energy Carolinas on January 1, 2007. Duke Energy Carolinas records unrecognized tax benefits for positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. In accordance with FIN 48, Duke Energy Carolinas records the largest amount of the unrecognized tax benefit that is greater than 50% likely of being realized upon settlement or effective settlement. Management considers a tax position effectively settled for the purpose of recognizing previously unrecognized tax benefits when the following conditions exist: (i) the taxing authority has completed its examination procedures, including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax positions, (ii) Duke Energy Carolinas does not intend to appeal or litigate any aspect of the tax position included in the completed examination, and (iii) it is remote that the taxing authority would examine or reexamine any aspect of the tax position. See Note 7 for further information.

Duke Energy Carolinas records, as it relates to taxes, interest expense as Interest Expense and interest income and penalties in Other Income and Expenses, net, in the Consolidated Statements of Operations.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Carolinas from its customers. These taxes, which are required to be paid regardless of Duke Energy Carolinas’ ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Carolinas acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Carolinas’ excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations for years ended December 31, 2007, 2006, and 2005 were as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(in millions)
Excise Taxes	$132	$123	$121

Segment Reporting. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. There is no aggregation within Duke Energy Carolinas’ reportable business segment. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, including products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of Duke Energy Carolinas’ reportable segment is consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131 is presented in Note 4.

Statements of Consolidated Cash Flows. Duke Energy Carolinas has made certain classification elections within its Consolidated Statements of Cash Flows related to discontinued operations, cash received from insurance proceeds, debt restricted for qualified capital and maintenance expenditures and cash overdrafts. Cash flows from discontinued operations are combined with cash flows from continuing operations within operating, investing and financing cash flows within the Consolidated Statements of Cash Flows. Cash received from insurance proceeds are classified depending on the activity that resulted in the insurance proceeds (for example, general liability insurance proceeds are included as a component of operating activities while insurance proceeds from damaged property are included as a component of investing activities). Proceeds from debt issued with restrictions to fund future capital and maintenance expenditures are

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

presented on a gross basis, with the debt proceeds classified as a financing cash inflow and the changes in the restricted funds held in trust presented as a component of investing activities. With respect to cash overdrafts, book overdrafts are included within operating cash flows while bank overdrafts are included within financing cash flows.

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

Cumulative Effect of Changes in Accounting Principles. As of December 31, 2005, Duke Energy Carolinas adopted the provisions of FIN 47. In accordance with the transition guidance of this standard, Duke Energy Carolinas recorded a net-of-tax cumulative effect adjustment of approximately $4 million. The pro forma effects of adopting FIN 47 are not presented due to the immaterial impact on the Consolidated Statements of Operations and Consolidated Balance Sheets.

New Accounting Standards. The following new accounting standards were adopted by Duke Energy Carolinas during the year ended December 31, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 was effective for Duke Energy Carolinas for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that had been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. The adoption of SFAS No. 155 did not have a material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Duke Energy Carolinas has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in Duke Energy Carolinas’ financial statements. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy Carolinas adopted FIN 48 effective January 1, 2007. See Note 7 for additional information.

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

FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (FSP No. FAS 123(R)-5). In October 2006, the FASB staff issued FSP No. FAS 123(R)-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP No. FAS 123(R)-1).” In August 2005, the FASB staff issued FSP FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230–A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable GAAP. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. This FSP was effective for Duke Energy Carolinas as

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

of January 1, 2007. As discussed in Note 16, effective with the spin-off of Spectra Energy on January 2, 2007, all previously granted Duke Energy Carolinas long-term incentive plan equity awards were modified to equitably adjust the awards. As the modifications to the equity awards were made solely to reflect the spin-off, no change in the recognition or the measurement (due to a change in classification) of those instruments resulted.

The following new accounting standards were adopted by Duke Energy Carolinas during the year ended December 31, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 123(R) “Share-Based Payment” (SFAS No. 123(R)). In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For Duke Energy Carolinas, timing for implementation of SFAS No. 123(R) was January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an acceptable alternative. Instead, Duke Energy Carolinas is required to determine an appropriate expense for stock options and record compensation expense in the Consolidated Statements of Operations for stock options. Duke Energy Carolinas implemented SFAS No. 123(R) using the modified prospective transition method, which required Duke Energy Carolinas to record compensation expense for all unvested awards beginning January 1, 2006.

Duke Energy Carolinas currently also has retirement eligible employees with outstanding share-based payment awards (unvested stock awards, stock based performance awards and phantom stock awards). Compensation cost related to those awards was previously expensed over the stated vesting period or until actual retirement occurred. Effective January 1, 2006, Duke Energy Carolinas is required to recognize compensation cost for new awards granted to employees over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Share-based awards, including stock options, granted to employees that are already retirement eligible are deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards is recognized on the date such awards are granted.

The adoption of SFAS No. 123(R) did not have a material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position in 2006 based on awards outstanding as of the implementation date. However, the impact to Duke Energy in periods subsequent to adoption of SFAS No. 123(R) will be largely dependent upon the nature of any new share-based compensation awards issued to employees. See Note 16.

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

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

The following new accounting standard was adopted by Duke Energy Carolinas during the year ended December 31, 2005 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

FIN No. 47. In March 2005, the FASB issued FIN No. 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN No. 47 were effective for Duke Energy Carolinas as of December 31, 2005, and resulted in an increase in assets of $31 million, an increase in liabilities of $35 million and a net-of-tax cumulative effect adjustment to earnings of approximately $4 million.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Carolinas as of December 31, 2007:

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The application of SFAS No. 157 may change Duke Energy Carolinas’ current practice for measuring fair values under other accounting pronouncements that require fair value measurements. For Duke Energy Carolinas, SFAS No. 157 is effective as of January 1, 2008. In February 2008, the FASB issued FSP No. 157-2, which delays the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Duke Energy Carolinas does not expect to report any material cumulative-effect adjustment to beginning retained earnings as is required by SFAS No. 157 for certain limited matters. Duke Energy Carolinas continues to monitor additional proposed interpretative guidance regarding the application of SFAS No. 157. To date, no matters have been identified regarding implementation of SFAS No. 157 that would have any material impact on Duke Energy Carolinas’ consolidated results of operations or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. For Duke Energy Carolinas, SFAS No. 159 is effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. Duke Energy Carolinas does not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected. However, in the future, Duke Energy Carolinas may elect to measure certain financial instruments at fair value in accordance with this standard.

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy Carolinas, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy Carolinas of applying SFAS No. 141(R) for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141(R).

2. Discontinued Operations and Assets Held for Sale

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Spectra Energy Capital to Duke Energy. The operations of Spectra Energy Capital are presented as discontinued operations for the period January 1, 2006 through March 31, 2006 and the year ended December 31, 2005. No gain or loss or impairments were recognized on the disposition of Spectra Energy Capital as the transfer was among entities under common control.

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

The following significant transactions of Spectra Energy Capital, the impacts of which are included in Income from Discontinued Operations, net of tax on the Consolidated Statements of Income, occurred during the period from January 1, 2006 through April 3, 2006 and the year ended December 31, 2005.

For the Period January 1, 2006 through April 3, 2006

Acquisitions. During the first quarter of 2006, International Energy closed on two transactions which resulted in the acquisition of an additional 27% interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $31 million (approximately $18 million net of cash acquired). The project’s scope includes the production and processing of natural gas, sale of liquefied petroleum gas and natural gas liquids (NGL) and the generation, transmission and sale of electricity from a 177 megawatt power plant. These acquisitions increased International Energy’s ownership in Aguaytia to 66% and resulted in Duke Energy accounting for Aguaytia as a consolidated entity. Prior to the acquisition of this additional interest, Aguaytia was accounted for as an equity method investment. No goodwill was recorded as a result of this acquisition.

During the first quarter of 2006, Duke Energy Carolinas acquired the remaining 33 1/3% interest in Bridgeport Energy LLC from United Bridgeport Energy LLC for approximately $71 million. No goodwill was recorded as a result of this acquisition. The assets and liabilities of Bridgeport were included as part of former Duke Energy North America’s (DENA) power generation assets which were sold to a subsidiary of LS Power Equity Partners (LS Power) (see below).

Dispositions. The sale of certain Stone Mountain natural gas gathering system assets resulted in proceeds of $18 million (which is reflected in Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable within Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows), and a pre-tax gain of $5 million. In addition, the sale of stock, received as consideration for the settlement of a customers’ transportation contract, resulted in proceeds of approximately $24 million (which is reflected in Other, assets within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows) and a pre-tax gain of $24 million.

For the period from January 1, 2006 to April 3, 2006, Crescent commercial and multi-family real estate sales resulted in $56 million of proceeds and $26 million of net pre-tax gains.

Other. As discussed further below in “Year Ended December 31, 2005,” during the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. Approximately $160 million of losses were incurred from January 1, 2006 through April 3, 2006, the date of the transfer of Spectra Energy Capital to Duke Energy. Cash consideration paid to Barclays Bank, PLC (Barclays) related to the sale of certain commodity contracts, as discussed further below, amounted to approximately $600 million in January 2006. Additionally, in January 2006 Barclays provided Duke Energy Carolinas with cash equal to the net cash collateral posted by former DENA under the contracts of approximately $540 million. The novation or assignment of these physical power contracts was subject to the Federal Energy Regulatory Commission (FERC) approval, which was received in January 2006. Additionally, in January 2006, Duke Energy Carolinas signed an agreement to sell to LS Power former DENA’s entire fleet of power generation assets outside the Midwest. This transaction closed in May 2006, with the proceeds being received by Duke Energy. See below for further discussions surrounding this transaction.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

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

Year Ended December 31, 2005

Acquisitions. In August 2005, natural gas storage and pipeline assets in Southwest Virginia and an additional 50% interest in Saltville Gas Storage LLC (Saltville Storage) were acquired from units of AGL Resources for approximately $62 million. This transaction increased the ownership percentage of Saltville Storage to 100%. No goodwill was recorded as a result of this acquisition.

In August 2005, the Empress System natural gas processing and NGL marketing business was acquired from ConocoPhillips for approximately $230 million as part of the transaction with ConocoPhillips discussed further in the Dispositions section below. No goodwill was recorded as a result of this acquisition.

Dispositions. In February 2005, DCP Midstream sold its wholly owned subsidiary Texas Eastern Productions Pipeline Company, LLC (TEPPCO GP), which is the general partner of TEPPCO Partners, LP (TEPPCO LP), for approximately $1.1 billion and Duke Energy sold its limited partner interest in TEPPCO LP for approximately $100 million, in each case to Enterprise GP Holdings LP, an unrelated third party. These transactions resulted in pre-tax gains of $1.2 billion, excluding Minority Interest Expense of $343 million to reflect ConocoPhillips’ proportionate share in the pre-tax gain on sale of TEPPCO GP.

Additionally, in July 2005, Duke Energy Carolinas completed the agreement with ConocoPhillips, Duke Energy Carolinas’ co-equity owner in DCP Midstream, to reduce Duke Energy Carolinas’ ownership interest in DCP Midstream from 69.7% to 50% (the DCP Midstream disposition transaction), which resulted in Duke Energy Carolinas and ConocoPhillips becoming equal 50% owners in DCP Midstream. Duke Energy Carolinas received, directly and indirectly through its ownership interest in DCP Midstream, a total of approximately $1.1 billion from ConocoPhillips and DCP Midstream, consisting of approximately $1.0 billion in cash and approximately $0.1 billion of assets. The DCP Midstream disposition transaction resulted in a pre-tax gain of approximately $575 million. The DCP Midstream disposition transaction includes the transfer to Duke Energy of DCP Midstream’s Canadian natural gas gathering and processing facilities. Additionally, the DCP Midstream disposition transaction included the acquisition of ConocoPhillips’ interest in the Empress System. Subsequent to the closing of the DCP Midstream disposition transaction, effective on July 1, 2005, DCP Midstream was no longer consolidated into Duke Energy Carolinas’ consolidated financial statements and was accounted for by Duke Energy Carolinas as an equity method investment up until the April 3, 2006 transfer of all of its membership interests in Spectra Energy Capital to Duke Energy. The Canadian natural gas gathering and processing facilities and the Empress System were included in the Natural Gas Transmission segment.

In December 2005, the Duke Energy Carolinas Income Fund (Income Fund), a Canadian income trust fund, was created to acquire all of the common shares of Duke Energy Midstream Services Canada Corporation (Duke Energy Midstream) from a subsidiary of Duke Energy. The Income Fund sold an approximate 40% ownership interest in Duke Energy Midstream for approximately $110 million, which was included in Proceeds from Duke Energy Income Fund within Cash Flows from Financing activities on the Consolidated Statements of Cash Flows. In January 2006, a subsequent greenshoe sale of additional ownership interests, pursuant to an overallotment option, in the Income Fund were sold for approximately $10 million.

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

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Exiting of Former DENA Businesses Outside the Midwest. During the third quarter of 2005, Duke Energy Carolinas’ Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. The former DENA assets that were divested included:

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

•	Contracts related to former DENA’s energy marketing and management activities, which included gas storage and transportation, structured power and other contracts.

The results of operations of former DENA’s Western and Eastern United States generation assets, including related commodity contracts, certain contracts related to former DENA’s energy marketing and management activities and certain general and administrative costs, were classified as discontinued operations for all periods in the accompanying Consolidated Statements of Operations.

In connection with this exit plan, Duke Energy Carolinas recognized pre-tax losses of approximately $1.1 billion, principally related to:

•	The discontinuation of the normal purchase/normal sale exception for certain forward power and gas contracts (an approximate $1.9 billion pre-tax charge)

•

The reclassification of approximately $1.2 billion of pre-tax deferred net gains in Accumulated Other Comprehensive Income (Loss) (AOCI) for cash flow hedges of forecasted gas purchase and power sale transactions that will no longer occur as a result of the exit plan

•

Pre-tax impairments of approximately $0.2 billion to reduce the carrying value of the plants sold to their estimated fair value less cost to sell. Fair value of the assets sold was estimated based upon the signed agreement with LS Power, as discussed below.

•	Pre-tax losses of approximately $0.4 billion as the result of selling certain gas transportation and structured contracts (as discussed further below), and

•

Pre-tax deferred gains in AOCI of approximately $0.2 billion related to the discontinued cash flow hedges of forecasted gas purchase and power sale transactions, which were recognized as the forecasted transactions occurred.

As of the September 2005 exit announcement date, management anticipated that additional charges would be incurred related to the exit plan, including termination costs for gas transportation, storage, structured power and other contracts of approximately $600 million to $800 million, which included approximately $40 million to $60 million of severance, retention and other transaction costs. Approximately $470 million was incurred during the year ended December 31, 2005.

Included in these aforementioned amounts were the effects of former DENA’s November 2005 agreement to sell to Barclays substantially all of its commodity contracts related to the Southeastern generation operations, which were substantially disposed of in 2004, certain commodity contracts related to former DENA’s Midwestern power generation facilities, and contracts related to former DENA’s energy marketing and management activities. Excluded from the contracts sold to Barclays were commodity contracts associated with the near-term value of former DENA’s West and Northeastern generation assets and remaining gas transportation and structured power contracts. Among other things, the agreement provided that all economic benefits and burdens under the contracts were transferred to Barclays. Cash consideration paid to Barclays amounted to approximately $100 million in 2005.

See “For the Period January 1, 2006 through April 3, 2006” above for further information related to the sale of former DENA assets.

DCP Midstream Discontinuance of Hedge Accounting Upon Deconsolidation. As a result of the transfer of 19.7% interest in DCP Midstream to ConocoPhillips and the third quarter 2005 deconsolidation of its investment in DCP Midstream (see above), Duke Energy Carolinas discontinued hedge accounting for certain contracts held by Duke Energy Carolinas related to Field Services’ commodity price risk, which were previously accounted for as cash flow hedges. These contracts were originally entered into as hedges of forecasted future sales by Field Services, and have been retained as undesignated derivatives. Since discontinuance of hedge accounting, these contracts have been marked-to-market in the Consolidated Statements of Operations. Duke Energy Carolinas recognized approximately $314 million of realized and unrealized pre-tax losses related to these contracts during the year ended December 31, 2005. Cash settlements on these contracts since the deconsolidation of DCP Midstream on July 1, 2005 of approximately $133 million are classified as a component of net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Impairments. International Energy. A $20 million other than temporary impairment in value of the Campeche investment was recognized during the third quarter of 2005 to write down the investment to its estimated fair value.

Field Services. During the year ended December 31, 2005, the Field Services business segment recorded a charge of approximately $120 million due to the reclassification into earnings of pre-tax unrealized losses from AOCI as a result of the discontinuance of certain cash flow hedges entered into hedge Field Services’ commodity price risk.

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

3. Acquisitions

Duke Energy Carolinas consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the date of acquisition. The purchase price minus the estimated fair value of the acquired assets and liabilities meeting the definition of a business as defined in EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” is recorded as goodwill. The allocation of the purchase price may be adjusted if additional, requested information is received during the allocation period, which generally does not exceed one year from the consummation date; however, it may be longer for certain income tax items.

On April 3, 2006, the merger between Duke Energy and Cinergy was consummated (see Note 1 for additional information). See Note 5 for discussion of regulatory impacts of the merger to Duke Energy Carolinas.

In the fourth quarter of 2006, Duke Energy Carolinas acquired an 825 megawatt power plant located in Rockingham County, North Carolina, from Dynegy for approximately $195 million. The Rockingham plant is a peaking power plant used during times of high electricity demand, generally in the winter and summer months and consists of five 165 megawatt combustion turbine units capable of using either natural gas or oil to operate. The acquisition is consistent with Duke Energy Carolinas’ plan to meet customers’ electric needs for the foreseeable future. The transaction required approvals by the NCUC, FERC and the U.S. Federal Trade Commission (FTC). No goodwill was recorded as a result of this acquisition.

The pro forma results of operations for Duke Energy Carolinas as if the Rockingham facility transaction had occurred as of the beginning of the periods presented do not materially differ from reported results.

See Note 2 for discussion of businesses acquired during the three months ended March 31, 2006 and the year ended December 31, 2005 that were included in the transfer of Spectra Energy Capital to Duke Energy on April 3, 2006 and, accordingly, are included in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

4. Business Segments

Duke Energy Carolinas operates one business segment, Franchised Electric, which is considered a reportable business segment under SFAS No. 131. Franchised Electric generates, transmits, distributes and sells electricity and conducts operations through Duke Energy Carolinas, which consists of the regulated electric utility businesses in North Carolina and South Carolina. Duke Energy Carolinas’ chief operating decision maker regularly reviews financial information about the business unit in deciding how to allocate resources and evaluate performance. There is no aggregation within the Franchised Electric business segment.

Prior to Duke Energy’s merger with Cinergy on April 3, 2006, Duke Energy Carolinas operated the following reportable business segments: Franchised Electric, Natural Gas Transmission, Field Services, International Energy and Crescent Resources, LLC (Crescent). As described in Note 1, on April 3, 2006, Duke Energy Carolinas transferred to Duke Energy its membership interests in Spectra Energy Capital (see Note 1), which included all reportable business segments except for Franchised Electric, as well as certain operations within Other, as discussed below. Accordingly, the results of operations of Spectra Energy Capital are included in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations for the three months ended March 31, 2006, and for the year ended December 31, 2005.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

The remainder of Duke Energy Carolinas’ operations is presented as Other. While it is not considered a business segment, Other primarily includes certain allocated corporate governance costs, as well as a management fee charged by an unconsolidated affiliate (see Note 11). For the year ended December 31, 2006, Other contains approximately $72 million of severance charges within income from continuing operations, primarily as a result of Duke Energy’s merger with Cinergy.

Prior to the second quarter of 2006, Other also consisted of certain discontinued hedges, DukeNet Communications, LLC, DEM, Bison Insurance Company Limited (Bison), Duke Energy Carolinas’ wholly owned, captive insurance subsidiary, and Duke Energy Carolinas’ 50% interest in Duke/Fluor Daniel, all of which were transferred to Duke Energy on April 3, 2006 and, therefore, are included in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations for the three months ended March 31, 2006, and for the year ended December 31, 2005.

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

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Business Segment Data(a)

	Unaffiliated Revenues	Segment EBIT/ Consolidated Income from Continuing Operations before Income Taxes	Depreciation and Amortization(b)	Capital and Investment Expenditures(b)	Segment Assets(c)
	(in millions)
Year Ended December 31, 2007
Franchised Electric	$5,812	$1,518	$904	$1,734	$21,304
Total reportable segments	5,812	1,518	904	1,734	21,304
Other	—	(259)	—	—	—
Interest expense	—	(292)	—	—	—
Interest income	—	45	—	—	—
Total consolidated	$5,812	$1,012	$904	$1,734	$21,304

Year Ended December 31, 2006
Franchised Electric	$5,442	$1,391	$897	$1,768	$20,097
Total reportable segments	5,442	1,391	897	1,768	20,097
Other	—	(284)	—	—	—
Interest expense	—	(299)	—	—	—
Interest income	—	80	—	—	—
Total consolidated	$5,442	$888	$897	$1,768	$20,097

Year Ended December 31, 2005
Franchised Electric	$5,432	$1,495	$962	$1,350	$18,739
Natural Gas Transmission	—	—	—	—	18,823
Field Services(f)	—	—	—	—	1,377
Commercial Power(e)	—	—	—	—	1,619
International Energy	—	—	—	—	2,962
Crescent	—	—	—	—	1,507
Total reportable segments	5,432	1,495	962	1,350	45,027
Other(e)	—	(211)	—	—	9,402
Eliminations and reclassifications	—	—	—	—	294
Interest expense	—	(292)	—	—	—
Interest income and other(d)	—	(13)	—	—	—
Total consolidated	$5,432	$979	$962	$1,350	$54,723

(a)	Segment results exclude results of entities classified as discontinued operations.
(b)	Excludes amounts associated with entities classified as discontinued operations.
(c)	Includes assets held for sale.
(d)	Interest income and other includes amounts related to elimination of intercompany EBIT that has been reclassified to discontinued operations.
(e)	Assets associated with former DENA operations are included in Other as of December 31, 2005, except for the Midwestern generation and Southeast operations, which are reflected in Commercial Power.
(f)	In July 2005, Duke Energy Carolinas completed the agreement with ConocoPhillips, Duke Energy Carolinas’ co-equity owner in DCP Midstream, LLC (formerly Duke Energy Field Services, LLC (DEFS)) to reduce Duke Energy Carolinas’ ownership interest in DEFS from 69.7% to 50%. Field Services segment data includes DEFS as a consolidated entity for periods prior to July 1, 2005 and an equity method investment for periods after June 30, 2005.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Geographic Data

	U.S.	Canada	Latin America	Other Foreign	Consolidated
	(in millions)
2007
Consolidated revenues(a)	$5,812	$—	$—	$—	$5,812
Consolidated long-lived assets	17,810	—	—	—	17,810
2006
Consolidated revenues(a)	$5,442	$—	$—	$—	$5,442
Consolidated long-lived assets	16,612	—	—	—	16,612
2005
Consolidated revenues(a)	$5,432	$—	$—	$—	$5,432
Consolidated long-lived assets	29,658	10,544	2,241	228	42,671

(a)	Excludes revenues associated with businesses included in discontinued operations.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

5. Regulatory Matters

Regulatory Assets and Liabilities. Duke Energy Carolinas’ regulated operations are subject to SFAS No. 71. Accordingly, Duke Energy Carolinas records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further information.

Duke Energy Carolinas’ Regulatory Assets and Liabilities:

	As of December 31,
	2007	2006	Recovery/Refund Period Ends
	(in millions)
Regulatory Assets(a)
Net regulatory asset related to income taxes(c)	$408	$396	(i	)
ARO costs(b)	489	463	2043
Deferred debt expense(c)	139	141	2039
Vacation accrual(e)	63	77	2008
Under-recovery of fuel costs(n)	89	61	2009
Regional Transmission Organization (RTO)(b)(m)	22	41	(m	)
Other(b)	12	28	(l	)

Total Regulatory Assets	$1,222	$1,207

Regulatory Liabilities(a)
Removal costs(c)(f)	$1,528	$1,433	(k	)
Nuclear property and liability reserves(c)(f)	179	173	2043
Demand-side management costs(d)(f)	96	78	(j	)
Purchased capacity costs(d)(g)	90	107	(h	)
Other(f)	66	18	(l	)

Total Regulatory Liabilities	$1,959	$1,809

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Included in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(c)	Included in rate base.
(d)	Earns a negative return.
(e)	Included in Other Current Assets on the Consolidated Balance Sheets.
(f)	Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(g)	Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(h)	Refund period will be determined by the volume of sales as Duke Energy Carolinas is currently refunding the liability through retail rates.
(i)	Recovery/refund is over the life of the associated asset or liability.
(j)	Incurred costs were deferred and are being recovered in rates. Duke Energy Carolinas is currently over-recovered for these costs in the South Carolina jurisdiction. Refund period is dependent on volume of sales and cost incurrence.
(k)	Liability is extinguished over the lives of the associated assets.
(l)	Recovery/Refund period currently unknown.
(m)	North Carolina remaining portion of approximately $13 million to be recovered in retail rates through 2012. See “Duke Energy Carolinas Rate Case” discussion below. South Carolina portion to be recovered through future rates, although ultimate recovery period is currently unknown.
(n)	Included in Receivables on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Regulatory Merger Approvals. As discussed in Note 1, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy HC (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Service Commission of South Carolina (PSCSC) and the NCUC required that certain merger related savings be shared with consumers in South Carolina and North Carolina, respectively. The commissions also required Duke Energy HC and/or Duke Energy Carolinas to meet additional conditions. Key elements of these conditions include:

•

The PSCSC required that Duke Energy Carolinas provide an approximate $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing (BPM) profit sharing arrangement. The rate reduction ended May 31, 2007. Approximately $16 million and $23 million of the rate reduction was passed through to customers during the years ended December 31, 2007 and 2006, respectively.

•

The NCUC required that Duke Energy Carolinas provide (i) a rate reduction of approximately $118 million for its North Carolina customers through a credit rider to existing base rates for a one-year period following the close of the merger, and (ii) approximately $12 million to support various low income, environmental, economic development and educationally beneficial programs, the cost of which was incurred in the second quarter of 2006. The rate reduction ended June 30, 2007. Approximately $63 million and $54 million of the rate reduction was passed through to customers during the years ended December 31, 2007 and 2006, respectively.

•

In its order approving Duke Energy’s merger with Cinergy, the NCUC stated that the merger will result in a significant change in Duke Energy’s organizational structure which constitutes a compelling factor that warrants a general rate review. Therefore, as a condition of its merger approval and no later than June 1, 2007, Duke Energy Carolinas was required to file a general rate case or demonstrate that Duke Energy Carolinas’ existing rates and charges should not be changed (see discussion under “Duke Energy Carolinas Rate Case” below).

•	The FERC approved the merger without conditions.

Used Nuclear Fuel. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy Carolinas contracted with the Department of Energy (DOE) for the disposal of used nuclear fuel. The DOE failed to begin accepting used nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy Carolinas’ contract with the DOE. Duke Energy Carolinas will continue to safely manage its used nuclear fuel until the DOE accepts it. In 1998, Duke Energy filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE’s failure to accept commercial used nuclear fuel by the required date. Damages claimed in the lawsuit are based upon Duke Energy Carolinas’ costs incurred as a result of the DOE’s partial material breach of its contract, including the cost of securing additional used fuel storage capacity. The matter was stayed pending the result of ongoing settlement negotiations between Duke Energy Carolinas and the DOE. Payments made to the DOE for expected future disposal costs are based on nuclear output and are included in the Consolidated Statements of Operations as Fuel Used in Electric Generation and Purchased Power. On March 5, 2007, Duke Energy Carolinas and the U.S. Department of Justice reached a settlement resolving Duke Energy’s used nuclear fuel litigation against the DOE. The agreement provides for an initial payment to Duke Energy of approximately $56 million for certain storage costs incurred through July 31, 2005, with additional amounts reimbursed annually for future storage costs. The settlement agreement resulted in a pre-tax earnings impact of approximately $26 million during the year ended December 31, 2007, of which approximately $19 million and $7 million were recorded as an offset to Fuel Used in Electric Generation and Purchased Power, and Operation, Maintenance and Other, respectively, in the Consolidated Statements of Operations, with the remaining impact reflected within Inventory and Property, Plant and Equipment in the Consolidated Balance Sheets.

Other Regulatory Matters. Rate Related Information. The NCUC and PSCSC approve rates for retail electric and gas services within their states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

NC Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that froze electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provides for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). Duke Energy Carolinas’ amortization expense related to this clean air legislation totals approximately $1,050 million from inception, with approximately $187 million, $225 million and $311 million recorded during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31,

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

2007, cumulative expenditures totaled approximately $1,246 million, with $418 million, $403 million and $310 million incurred during the years ended December 31, 2007, 2006 and 2005, respectively, which are included within capital expenditures in Net Cash Used In Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas has estimated the costs to comply with the legislation as approximately $2.0 billion. Actual costs may be higher or lower than the estimate based on changes in construction costs and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC considered the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ base rates (see “Duke Energy Carolinas Rate Case” below). Additionally, federal and state environmental regulations, including, among other things, the Clean Air Interstate Rule (CAIR), and the Clean Air Mercury Rule (CAMR) could result in additional costs to reduce emissions from Duke Energy Carolinas’ coal-fired power plants.

Duke Energy Carolinas’ Rate Case. In June 2007, Duke Energy Carolinas filed an application with the NCUC seeking authority to increase its rates and charges for electric service in North Carolina effective January 1, 2008. This application complied with a condition imposed by the NCUC in approving the Cinergy merger. On October 5, 2007, Duke Energy Carolinas filed an Agreement and Stipulation of Partial Settlement (Partial Settlement), a settlement agreement among Duke Energy Carolinas, the NCUC Public Staff, the North Carolina Attorney General’s Office, Carolina Utility Customers Association Inc., Carolina Industrial Group for Fair Utility Rates III and Wal-Mart Stores East LP, for consideration by the NCUC. The Partial Settlement, which includes Duke Energy Carolinas and all intervening parties to the rate case, reflected agreements on all but a few issues in these matters, including two significant issues. The two significant issues related to the treatment of ongoing merger cost savings resulting from the Cinergy merger and the proposed amortization of Duke Energy Carolinas’ development costs related to GridSouth Transco, LLC (GridSouth), a Regional Transmission Organization (RTO) planned by Duke Energy Carolinas and other utility companies as a result of previous FERC rulemakings, which was suspended in 2002 and discontinued in 2005 as a result of regulatory uncertainty. The Partial Settlement and the remaining disputed issues were presented to the NCUC for a ruling.

The Partial Settlement reflected an agreed to reduction in net revenues and pre-tax cash flows of approximately $210 million and corresponding rate reductions of 12.7% to the industrial class, 5.05% – 7.34% to the general class and 3.85% to the residential class of customers with an effective date of January 1, 2008. Under the Partial Settlement, effective January 1, 2008, Duke Energy Carolinas discontinued the amortization of the environmental compliance costs pursuant to North Carolina clean air legislation discussed above and began capitalizing all environmental compliance costs above the cumulative amortization charge of $1.05 billion as of December 31, 2007. Over the past five years, the average annual clean air amortization was $210 million. The Partial Settlement was designed to enable Duke Energy Carolinas to earn a rate of return of 8.57% on a North Carolina retail jurisdictional rate base and an 11% return on the common equity component of the approved capital structure, which consists of 47% debt and 53% common equity. As part of the settlement, Duke Energy Carolinas agreed to alter the then existing BPM profit sharing arrangement that currently included a provision to share 50% of the North Carolina retail allocation of the profits from certain wholesale sales of bulk power from Duke Energy Carolinas’ generating units at market based rates. Under the Partial Settlement, Duke Energy Carolinas will share 90% of the North Carolina retail allocation of the profits from BPM transactions beginning January 1, 2008.

The NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues on December 20, 2007. The NCUC approved the Partial Settlement in its entirety. The merger savings rider and GridSouth cost matters are discussed in detail below. For the remaining non-settled issues, the NCUC decided in Duke Energy Carolinas’ favor. With respect to the non-settled issues, the Order required that Duke Energy Carolinas’ test period operating costs reflect an annualized level of the merger cost savings actually experienced in the test period in keeping with traditional principles of ratemaking. The NCUC explained that because rates should be designed to recover a reasonable and prudent level of ongoing expenses, Duke Energy Carolinas’ annual cost of service and revenue requirement should reflect, as closely as possible, Duke Energy Carolinas’ actual costs. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, the NCUC preliminarily concluded that it would reconsider certain language in its 2006 merger order in order to allow it to authorize a 12-month increment rider of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Additionally, the NCUC concluded that approximately $30 million of costs incurred through June 2002 in connection with GridSouth and deferred by Duke Energy Carolinas, were reasonable and prudent and approved a ten-year amortization, retroactive to June 2002. As a result of the retroactive impact of the Order, Duke Energy Carolinas recorded an approximate $17 million charge to write-off a portion of the Gridsouth costs in 2007. The NCUC did not allow Duke Energy Carolinas a return on the GridSouth investments. As a result of its decision on the non-settled issues, the NCUC ordered an additional reduction in

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

annual revenues of approximately $54 million, offset by its preliminary authorization of a 12-month, $80 million increment rider, as discussed above. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider. On February 18, 2008, the NCUC issued an order confirming their preliminary conclusion regarding the merger savings rider. This order reaffirmed the prior tentative conclusion that the provisions of the Merger Order will not produce a fair sharing of the benefits of estimated merger savings between ratepayers and shareholders and that, for that reason, Duke Energy Carolinas should be authorized to implement a 12-month increment rider to collect $80 million.

On December 12, 2007, the PSCSC directed the South Carolina Office of Regulatory Staff (ORS) to provide a written report concerning the NCUC’s resolution of Duke Energy Carolinas rate application and its relevance to Duke Energy Carolinas’ rates in South Carolina. On January 31, 2008, the ORS filed its report with the PSCSC, which concluded that the outcome of the North Carolina rate case had no bearing on Duke Energy Carolinas rates in South Carolina. The PSCSC has not yet responded to the report filed by the ORS.

The NCUC has requested that the Public Staff perform a review of Duke Energy Carolinas pension and other post-retirement benefit plan costs, as well as Duke Energy’s funding of the plans. At this time, Duke Energy Carolinas does not anticipate that the outcome of this review will have a material impact on its financial position, results of operations or cash flows.

North Carolina Drought Recovery. On March 4, 2008, Duke Energy Carolinas announced that due to persistent drought conditions it has purchased up to 520 MW of additional generating capacity to help ensure customer electricity needs are met during 2008. In addition, Duke Energy Carolinas filed an application with the NCUC to recover the North Carolina retail allocable portion of costs associated with the purchase of this power.

Energy Efficiency. In May 2007, Duke Energy Carolinas filed an energy efficiency plan with the NCUC that recognizes energy efficiency as a reliable, valuable resource that is a “fifth fuel,” that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, and renewable energy. The plan would compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs, and links energy savings to retiring older coal plants. Customers would pay for energy efficiency programs with an energy efficiency rider that would be included in their power bill and adjusted annually. The energy efficiency rider would be based on the avoided cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency efforts. The plan is consistent with Duke Energy Carolinas’ public commitment to invest 1% of its annual retail revenues from the sale of electricity in energy efficiency programs subject to the appropriate regulatory treatment of Duke Energy Carolinas’ energy efficiency investments. A hearing is scheduled for June 2008.

On September 28, 2007, Duke Energy Carolinas filed an application with the PSCSC seeking approval to implement new energy efficiency programs in South Carolina. Duke Energy Carolinas’ South Carolina application is based on the application filed in North Carolina. In advance of the evidentiary hearing held February 5-6, 2008, Duke Energy Carolinas reached a settlement agreement with the South Carolina ORS, Wal-Mart, Piedmont Natural Gas and the South Carolina Energy Users Committee. Certain environmental groups that were also interveners in the proceeding did not join any of the settlements. This agreement calls for Duke Energy Carolinas to bear the cost of the programs and allow for recovery of 85% of the avoided generation costs. It is uncertain whether the PSCSC will rule on the application.

Implementation of these plans is subject to approval from the NCUC and PSCSC. As a result, Duke Energy Carolinas is not able to estimate the impact this plan might have on its consolidated results of operations, cash flows, or financial position.

New Legislation. South Carolina passed new energy legislation which became effective May 3, 2007. Key elements of the legislation include expansion of the annual fuel clause mechanism to include recovery of costs of reagents (ammonia, limestone, etc.) that are consumed in the operation of Duke Energy Carolinas’ SO2 and NOx control technologies and the cost of certain emission allowances used to meet environmental requirements. The cost of reagents for Duke Energy Carolinas in 2008 is expected to be approximately $30 million. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs, incurred on or after May 3, 2007, through the fuel clause. The legislation also includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation in rates during construction. The North Carolina General Assembly also passed comprehensive energy legislation in July 2007 that was signed into law by the Governor on August 20, 2007. The North Carolina legislation allows utilities to recover the costs of reagents and certain purchased power costs. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

construction work in progress for baseload plants in a rate case. The North Carolina legislation also establishes a renewable portfolio standard for electric utilities at 3% of energy output in 2012, rising gradually to 12.5% by 2021, and grants the NCUC authority to approve a rate rider to compensate utilities for energy efficiency programs that they implement. On August 23, 2007, the NCUC initiated a rulemaking proceeding to adopt new rules and modify existing rules, as appropriate, to implement the legislation. The NCUC issued its order adopting final rules on February 29, 2008. At this time, Duke Energy Carolinas is not able to estimate the impact these legislative initiatives might have on its consolidated results of operations, cash flows, or financial position.

Other. Duke Energy Carolinas is engaged in planning efforts to meet projected load growth in its service territories. Long-term projections indicate a need for significant capacity additions, which may include new nuclear and coal facilities. Because of the long lead times required to develop such assets, Duke Energy Carolinas is taking steps now to ensure those options are available. In March 2006, Duke Energy Carolinas announced that it had entered into an agreement with Southern Company to evaluate potential construction of a new nuclear plant at a site jointly owned in Cherokee County, South Carolina. In May 2007, Duke Energy Carolinas announced its intent to purchase Southern Company’s 500 MW interest in the proposed William States Lee III Nuclear Station, making the plant’s total output available to Duke Energy Carolinas’ electric customers. On December 13, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC) for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors at the Cherokee County, South Carolina site. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On February 27, 2008, Duke Energy Carolinas received confirmation from the NRC that its COL application has been accepted and docketed for the next stage of review. Also, on December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy Carolinas’ decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The new requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC has scheduled an evidentiary hearing on Duke Energy Carolinas’ application for April 17, 2008, and the NCUC has scheduled an evidentiary hearing for April 29, 2008.

On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On February 28, 2007, the NCUC issued a notice of decision approving the construction of one unit at the Cliffside Steam Station. On March 21, 2007, the NCUC issued its Order, which explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including AFUDC), and certain conditions including providing for updates on construction cost estimates. A group of environmental interveners filed a motion and supplemental motion for reconsideration in April 2007 and May 2007, respectively. Duke Energy Carolinas opposed the motions and the NCUC denied the motions for reconsideration in June 2007. On January 31, 2008, Duke Energy Carolinas filed its updated cost estimate of $1.8 billion (excluding approximately $0.6 billion of AFUDC) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax credits. On July 11, 2007, Duke Energy Carolinas entered into an engineering, procurement, construction and commissioning services agreement, valued at approximately $1.3 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside.

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6. On October 11, 2007, the environmental group N.C. WARN and two individual N.C. WARN members filed a petition against the DENR contesting the issuance of a wastewater discharge permit to Duke Energy Carolinas for the Cliffside Steam Station. A hearing on the NPDES permit contested case is scheduled for the week of March 3, 2008.

On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 600-800 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 600-800 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC has consolidated its consideration of the two CPCN applications and scheduled an evidentiary hearing on the applications for March 11, 2008.

FERC Issues Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying the North American Electric Reliability Council (NERC) as the Electric Reliability Organization. NERC has filed over 100 proposed reliability standards with FERC. On March 16, 2007, FERC issued a final rule establishing mandatory,

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

enforceable reliability standards for the nation’s bulk power system. In the final rule, FERC approved 83 of the 107 mandatory reliability standards submitted by the NERC and compliance with these standards became mandatory on June 18, 2007. FERC has been considering the remaining 24 proposed standards for approval on an item by item basis. In the interim, compliance with the remaining standards is expected to continue on a voluntary basis as good utility practice. Duke Energy Carolinas does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

Open Access Transmission Tariff. On February 15, 2007, the FERC issued a Final Rule (Order 890) in its Open Access Transmission Tariff rulemaking. On March 19, 2007, Duke Energy Carolinas filed a request for rehearing and clarification with regards to this order. There are fourteen specific areas where clarification and rehearing would greatly assist Transmission Providers understanding and implementation of the new rules. On December 28, 2007, the FERC issued Order 890-A, in which it largely reaffirmed the findings of issued Order 890. At this time, Duke Energy Carolinas does not believe that the order will have a material impact on its consolidated results of operations, cash flows, or financial position.

6. Joint Ownership of Generating Facilities

Duke Energy Carolinas, along with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation, Piedmont Municipal Power Agency and Saluda River Electric Cooperative, Inc., have joint ownership of Catawba Nuclear Station, which is a facility operated by Duke Energy Carolinas.

As of December 31, 2007, Duke Energy Carolinas’ share in the Catawba jointly-owned plant was as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)
Catawba Nuclear Station (Units 1 and 2)	12.5%	$559	$307	$10

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

Duke Energy Carolinas’ share of revenues and operating costs of the above jointly owned generating facility is included within the corresponding line on the Consolidated Statements of Operations. Each participant in the jointly owned facility must provide its own financing.

7. Income Taxes

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

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

The following details the components of income tax expense from continuing operations:

Income Tax Expense from Continuing Operations

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Current income taxes
Federal	$147	$290	$372
State	21	48	61

Total current income taxes(a)	168	338	433

Deferred income taxes
Federal	149	(41)	(86)
State	33	(1)	(7)

Total deferred income taxes	182	(42)	(93)

Investment tax credit amortization	(8)	(9)	(10)

Total income tax expense from continuing operations	342	287	330

Total income tax expense from discontinued operations	—	120	521
Total income tax benefit from cumulative effect of change in accounting principle	—	—	(1)

Total income tax expense included in Consolidated Statements of Operations	$342	$407	$850

(a)	Included in the 2007 “Total current income taxes” line above is a FIN 48 benefit relating primarily to certain temporary differences of approximately $215 million.

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to the Actual Tax Expense from Continuing Operations (Statutory Rate Reconciliation)

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$354	$311	$343
State income tax, net of federal income tax effect	35	31	35
Employee stock ownership plan dividends	—	(6)	(22)
Manufacturing Deduction	(19)	(8)	(10)
Other items, net	(28)	(41)	(16)

Total income tax expense from continuing operations	$342	$287	$330

Effective tax rate	33.8%	32.3%	33.7%

The manufacturing deduction was created by the American Job Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities. During the years ended December 31, 2006 and 2005, the Act provided for a 3% deduction on qualified production activities. During the year ended December 31, 2007, the deduction increased to 6% on qualified production activities.

During 2006, Duke Energy Carolinas had a favorable tax settlement of approximately $15 million. The benefit in 2006 is included in the Statutory Rate Reconciliation in “Other Items, net”.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Net Deferred Income Tax Liability Components

	December 31,
	2007	2006
	(in millions)
Deferred income tax assets	$796	$844

Investments and other assets	(716)	(666)
Accelerated depreciation rates	(1,694)	(1,584)
Regulatory assets and deferred debits	(593)	(647)

Total deferred income tax liabilities	(3,003)	(2,897)

Total net deferred income tax liabilities	$(2,207)	$(2,053)

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Net Deferred Income Tax Liabilities

	December 31,
	2007	2006
	(in millions)
Current deferred tax assets, included in other current assets	$55	$74
Non-current deferred tax liabilities	(2,262)	(2,127)

Total net deferred income tax liabilities	$(2,207)	$(2,053)

On January 1, 2007, Duke Energy Carolinas adopted FIN 48. The following table shows the impacts of adoption of FIN 48 on Duke Energy Carolinas’ Consolidated Balance Sheets.

Increase/ (Decrease)
(in millions)
Liabilities
Other Deferred Credits and Other Liabilities(a)	$55
Deferred Income Taxes	(30)
Taxes Payable	(25)

Total(b)	$—

(a)	Includes liability for unrecognized tax benefits and accrued interest and penalties, including reserves against gain contingencies. These gain contingencies were not recorded prior to the adoption of FIN 48.
(b)	The adoption of FIN 48 resulted in the recognition of an immaterial after-tax cumulative effect increase to member’s equity, which reflects all adoption provisions of FIN 48, including those provisions related to unrecognized income tax benefits, interest expense and penalties.

Effective with the adoption of FIN 48 on January 1, 2007, Duke Energy Carolinas recognized approximately $54 million of accrued interest receivable, which reflects all interest related to income taxes, and no amounts related to penalties.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

The following table details the changes in Duke Energy Carolinas’ unrecognized tax benefits from January 1, 2007 to December 31, 2007.

Increase/ (Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2007	$179

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	$17
Gross decreases—tax positions in prior periods	(7)
Gross increases—current period tax positions	1
Settlements	(1)

Total Changes(a)	$10
Unrecognized Tax Benefits—December 31, 2007	$189

(a)	An increase in the liability of $157 million recorded during the first quarter 2007, primarily related to the timing of certain deductions taken on tax returns in prior years, was eliminated during the third quarter of 2007.

At December 31, 2007, Duke Energy Carolinas has approximately $109 million of unrecognized tax benefit that, if recognized, would affect the effective tax rate. It is reasonably possible that up to approximately $100 million in currently recorded unrecognized tax benefits related to prior open tax years could change within the next twelve months, although Duke Energy Carolinas is unable to further estimate the amount of potential change at this time. Duke Energy Carolinas expects in the next twelve months to decide whether or not to contest a ruling by the taxing authority that denied its position.

Duke Energy Carolinas is assessing certain other tax matters which do not represent tax positions under FIN 48 and which could result in gains in future periods. However, the timing and amounts of any such potential gains are not currently estimable.

During the year ended December 31, 2007, Duke Energy Carolinas recognized net interest income of approximately $40 million. At December 31, 2007, Duke Energy Carolinas had approximately $34 million accrued for interest receivable, which reflects all interest related to income taxes, and no amount accrued for the payment of penalties.

Duke Energy Carolinas has the following tax years open:

Jurisdiction	Tax Years
Federal	1999 and after
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years

8. Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, which was adopted by Duke Energy Carolinas on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time. Additional depreciation expense is recorded prospectively for any increases to the carrying amount of the associated asset.

Asset retirement obligations at Duke Energy Carolinas relate primarily to the decommissioning of nuclear power facilities, obligations related to asbestos removal and landfills at fossil generation facilities.

The adoption of SFAS No. 143 had no impact on the income of the regulated electric operations, as the effects were offset by the establishment of regulatory assets and liabilities pursuant to SFAS No. 71 as Duke Energy Carolinas received approval from both the NCUC and PSCSC to defer all cumulative and future income statement impacts related to SFAS No. 143.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

In March 2005, the FASB issued FIN 47. The adoption of FIN 47 had no impact on the income of the regulated electric operations, as the effects were offset by the establishment of regulatory assets and liabilities pursuant to SFAS No. 71. For obligations related to other operations that were included in the transfer of Spectra Energy Capital to Duke Energy on April 3, 2006, a net-of-tax cumulative effect adjustment of approximately $4 million was recorded in 2005 as a reduction in earnings (see Note 1).

The asset retirement obligation is adjusted each period for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows.

Reconciliation of Asset Retirement Obligation Liability

	Years Ended December 31,
	2007	2006
	(in millions)
Balance as of January 1,	$2,162	$2,058
Accretion expense	150	139
Liabilities transferred to Duke Energy(a)	—	(29)
Liabilities settled	(8)	(6)
Liabilities added due to regulatory requirements	2	—

Balance as of December 31,	$2,306	$2,162

(a)	Primarily represents Duke Energy Carolinas’ transfer of its ownership interests in Spectra Energy Capital to Duke Energy on April 3, 2006.

Accretion expense for the years ended December 31, 2007 and 2006 has been deferred as regulatory assets and liabilities in accordance with SFAS No. 71 and the approvals of both the NCUC and PSCSC, as discussed above.

Upon adoption of SFAS No. 143, Duke Energy Carolinas classifies removal costs for property that does not have an associated legal retirement obligation as a regulatory liability, in accordance with regulatory treatment under SFAS No. 71. Duke Energy Carolinas does not accrue the estimated cost of removal when no legal obligation associated with retirement or removal exists for any non-regulated assets. The total amount of removal costs included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets was $1,528 million and $1,433 million as of December 31, 2007 and 2006, respectively.

Nuclear Decommissioning Costs. In 2005, the NCUC and PSCSC approved a $48 million annual amount for contributions and expense levels for decommissioning. In each of the years ended December 31, 2007 and 2006, Duke Energy Carolinas expensed approximately $48 million and contributed cash of approximately $48 million to the NDTF for decommissioning costs. These amounts are presented in the Consolidated Statements of Cash Flows in Purchases of Available-For-Sale Securities within Cash Flows from Investing Activities. In each of the years ended December 31, 2007 and 2006, $48 million was contributed entirely to the funds reserved for contaminated costs. Contributions were discontinued to the funds reserved for non-contaminated costs since the current estimates indicate existing funds to be sufficient to cover projected future costs. The balance of the external funds was $1,929 million as of December 31, 2007 and $1,775 million as of December 31, 2006. These amounts are reflected as Nuclear Decommissioning Trust Funds within Investments and Other Assets in the Consolidated Balance Sheets. The fair value of assets legally restricted for the purpose of settling asset retirement obligations associated with nuclear decommissioning was $1,551 million as of December 31, 2007 and $1,421 million as of December 31, 2006.

Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $2.3 billion in 2003 dollars, based on a decommissioning study completed in 2004. This includes costs related to Duke Energy Carolinas’ 12.5% ownership in the Catawba Nuclear Station. The other joint owners of the Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. Both the NCUC and the PSCSC have allowed Duke Energy Carolinas to recover estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy Carolinas’ nuclear stations. Management believes that the decommissioning costs being recovered through rates, when coupled with expected fund earnings, are sufficient to provide for the cost of decommissioning.

The operating licenses for Duke Energy Carolinas’ nuclear units are subject to extension. In December 2003, Duke Energy Carolinas was granted renewed operating licenses for Catawba Nuclear Station Units 1 and 2 until 2043 and McGuire Nuclear Station Unit 1 and 2 until 2041 and 2043, respectively. In 2000, Duke Energy Carolinas was granted a renewed operating license for the Oconee Nuclear Station Units 1 and 2 until 2033 and Unit 3 until 2034.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

9. Risk Management and Hedging Activities, Credit Risk, and Financial Instruments

Duke Energy Carolinas is exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of energy related assets. Exposure to interest rate risk exists as a result of the issuance of variable and fixed rate debt and commercial paper. Duke Energy Carolinas employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, which may include swaps, futures, forwards, options and swaptions. Duke Energy Carolinas’ derivative portfolio carrying value as of December 31, 2007 and 2006 was a net liability of approximately $12 million and a net asset of $3 million, respectively. The amounts represent the combination of derivative balances presented as other current assets, other current liabilities and other deferred credits and other liabilities on Duke Energy Carolinas’ Consolidated Balance Sheets.

Commodity Cash Flow Hedges. Duke Energy Carolinas is exposed to market fluctuations in the price of power related to ongoing bulk power marketing activities. Duke Energy Carolinas monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts, such as forwards and options, as cash flow hedges for sales of electricity. As of December 31, 2007, Duke Energy Carolinas’ hedging activities did not extend beyond 2008.

The ineffective portion of commodity cash flow hedges resulted in an immaterial amount in 2007 and a pre-tax gain of $1 million in 2006 and is reported primarily in Operating Revenue -Regulated Electric in the Consolidated Statements of Operations. The amount recognized for transactions that no longer qualified as cash flow hedges was not material in 2007 and 2006.

As of December 31, 2007, $1 million of pre-tax deferred net gains on derivative instruments related to commodity cash flow hedges accumulated on the Consolidated Balance Sheets in Accumulated Other Comprehensive Income (Loss) (AOCI) are expected to be recognized in earnings during the next twelve months as the hedged transactions occur.

Normal Purchases and Normal Sales Exception. Duke Energy Carolinas has applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133, interpreted by Derivatives Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to certain contracts involving the purchase and sale of electricity at fixed prices in future periods. These contracts relate primarily to the delivery of electricity over the next 31 years.

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy Carolinas to risk as a result of its issuance of variable and fixed rate debt and commercial paper. Duke Energy Carolinas manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Carolinas also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. Duke Energy Carolinas’ existing interest rate derivative instruments and related ineffectiveness were not material to its consolidated results of operations, cash flows or financial position in 2007, 2006, and 2005.

As of December 31, 2007, $2 million of pre-tax deferred losses on derivative instruments related to interest rate cash flow hedges accumulated on the Consolidated Balance Sheet in AOCI are expected to be recognized in earnings during the next twelve months as the hedged transactions occur. However, due to the volatility of interest rates, the corresponding value in AOCI for open hedges will likely change prior to its reclassification into earnings.

Credit Risk. Where exposed to credit risk, Duke Energy Carolinas analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

Duke Energy Carolinas’ industry has historically operated under negotiated credit lines for physical delivery contracts. Duke Energy Carolinas uses master collateral agreements to mitigate certain credit exposures, primarily in its marketing and risk management operations. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

Duke Energy Carolinas also obtains cash or letters of credit from customers to provide credit support outside of collateral agreements, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Collateral amounts held or posted may be fixed or may vary depending on the terms of the collateral agreement and the nature of the underlying exposure and generally cover marketing, normal purchases and normal sales and hedging contracts outstanding. Duke Energy Carolinas may be required to return certain held collateral and post additional collateral should price movements adversely impact the value of open contracts or positions. In many cases, Duke Energy Carolinas’ and its counterparties’ publicly disclosed credit ratings impact of the amounts of additional collateral to be posted. If Duke Energy Carolinas were to have a credit rating downgrade, it could result in reductions in Duke Energy Carolinas’ unsecured thresholds granted by counterparties. Likewise, downgrades in credit ratings of counterparties could require counterparties to post additional collateral to Duke Energy Carolinas.

Financial Instruments. The fair value of financial instruments, excluding derivatives included elsewhere in this Note, are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2007 and 2006, are not necessarily indicative of the amounts Duke Energy Carolinas could have realized in current markets.

Financial Instruments

	As of December 31,
	2007		2006
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt(a)	$5,393	$5,461	$5,270	$5,339
Long-term SFAS 115 securities	1,929	1,929	1,775	1,775

(a)	Includes current maturities.

The fair value of cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

10. Marketable Securities

Short-term investments. At December 31, 2007 and 2006 Duke Energy Carolinas had $0 and $221 million, respectively, of short-term investments consisting primarily of highly liquid tax-exempt debt securities. As discussed in Note 1, these securities frequently have stated maturities of 10 to 20 years or more; however, these instruments have historically provided for a high degree of liquidity through features such as daily and seven day notice put options and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income. The holding period for these securities has typically been less than 1 year, but can be impacted by liquidity factors in the financial markets. These instruments are classified as available-for-sale securities under SFAS No. 115 as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. During the years ended December 31, 2007, 2006 and 2005, Duke Energy Carolinas purchased short-term investments of approximately $6,779 million, $19,482 million and $38,535 million, respectively, and received proceeds on sales of approximately $6,946 million, $19,915 and $38,386 million, respectively.

Other Long-term investments. Duke Energy Carolinas invests in debt and equity securities that are held in the NDTF (see Notes 8 and 9 for further information). These investments are classified as available-for-sale under SFAS No. 115 and, therefore, are carried at estimated fair value based on quoted market prices. Since management does not intend to use these investments in current operations, these investments are classified as long-term. Prior to the transfer of Spectra Energy Capital to Duke Energy on April 3, 2006, Duke Energy Carolinas also had investments in the captive insurance investment portfolio.

As of December 31, 2007 and 2006, Duke Energy Carolina’s NDTF held investments with a fair market value of approximately $1,929 million and $1,775 million, respectively. The NDTF is managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreement. Pursuant to an order from the NCUC, Duke Energy Carolinas defers as a regulatory asset or regulatory liability all gains and losses associated with investments in the NDTF. As Duke Energy Carolinas has limited oversight over the day-to-day management of the NDTF investments, all losses during the years ended December 31, 2007 and 2006 related to holdings of the NDTF have been recognized as a regulatory asset.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

The cost of securities sold is determined using the specific identification method. During the years ended December 31, 2007, 2006 and 2005, Duke Energy Carolinas purchased long-term investments of approximately $1,276 million, $1,141 million and $1,782 million, respectively, and received proceeds on sales of approximately $1,228 million, $1,056 and $1,745 million, respectively. Most of these purchases and sales relate to the NDTF. Purchases for the years ended December 31, 2007, 2006 and 2005 include contributions to the NDTF of approximately $48 million in each year pursuant to an order by the NCUC (see Note 8). The remaining investment activity relates primarily to purchases and sales within the NDTF.

The estimated fair values of short-term and long-term investments classified as available-for-sale are as follows (in millions):

	As of December 31,
	2007			2006
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term Investments	$—	$—	$—	$—	$—	$221

Equity Securities	$503	$(21)	$1,320	$464	$(10)	$1,248
Corporate Debt Securities	1	(1)	65	—	—	43
Municipal Bonds	3	(1)	218	—	(2)	236
U.S. Government Bonds	9	—	197	7	—	144
Other	1	(1)	129	1	(1)	104

Total long-term investments	$517	$(24)	$1,929	$472	$(13)	$1,775

For the years ended December 31, 2007, and 2006, there were no gains reclassified out of AOCI into earnings. For the year ended December 31, 2005 gains of approximately $3 million were reclassified out of AOCI into earnings, which is included in Income from Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

Debt securities held at December 31, 2007 mature as follows: $15 million in less than one year, $75 million in one to five years, $117 million in six to ten years and $273 million thereafter.

The fair values and gross unrealized losses of available-for-sale equity and debt securities which are in an unrealized loss position, including securities held in the NDTF, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows at December 31, 2007 and 2006.

	As of December 31, 2007
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity securities	$169	$—	$(21)
Corporate Debt securities	16	—	(1)
Municipal bonds	58	—	(1)
Other	39	—	(1)

Total	$282	$—	$(24)

	As of December 31, 2006
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity securities	$65	$(6)	$(4)
Municipal bonds	178	(1)	(1)
Other	32	(1)	—

Total	$275	$(8)	$(5)

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

11. Investments in Unconsolidated Affiliates and Related Party Transactions

Investments in affiliates that are not controlled by Duke Energy Carolinas, but over which it has significant influence, are accounted for using the equity method. Substantially all of Duke Energy Carolinas’ investments in unconsolidated affiliates were transferred in connection with Duke Energy Carolinas’ transfer of its membership interests in Spectra Energy Capital to Duke Energy on April 3, 2006 (see Note 1). Duke Energy Carolinas had investments in unconsolidated affiliates of approximately $2 million at both December 31, 2007 and 2006. Equity in earnings of unconsolidated affiliates included in Income From Continuing Operations was immaterial in each of the years ended December 31, 2007, 2006 and 2005.

For the period from January 1, 2006 through March 31, 2006 and the year ended December 31, 2005, Duke Energy Carolinas recorded pre-tax equity in earnings of unconsolidated affiliates classified in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations of $175 million and $479 million, respectively. During the three months ended March 31, 2006, Duke Energy Carolinas received distributions of $131 million from those investments, which are included in Other, assets within net cash provided by operating activities on the accompanying Consolidated Statements of Cash Flows. Duke Energy Carolinas received distributions of $856 million during the year ended December 31, 2005. Of these distributions, $473 million are included in Other, assets within net cash provided by operating activities on the accompanying Consolidated Statements of Cash Flows and $383 million are included in Distributions from Equity Investments within net cash used in investing activities on the accompanying Consolidated Statements of Cash Flows.

Related Party Transactions.

Assets/(Liabilities)

	December 31, 2007	December 31, 2006
	(in millions)	(in millions)
Other current assets—due from affiliated companies(a)	$21	$150
Other current liabilities—due to affiliated companies(b)	(264)	(316)
Net deferred tax liabilities—due to Duke Energy(c)	(2,334)	(2,188)

(a)	Of the balance at December 31, 2007, $19 million is classified as Other Current Assets and $2 million is classified as Receivables on the Consolidated Balance Sheets. Of the $147 million at December 31, 2006, $123 million is classified as Other Current Assets and $27 million is classified as Receivables on the Consolidated Balance Sheets.
(b)	The balance is recorded in Accounts Payable on the Consolidated Balance Sheets.
(c)	Of the balance at December 31, 2007, approximately ($2,262) million is classified as Deferred income taxes, ($126) million is classified as Investment tax credit within Deferred Credits and Other Liabilities and $54 million is classified as Other Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($2,127) million is classified as Deferred income taxes, ($135) million is classified as Investment tax credit within Deferred Credits and Other Liabilities and $74 million is classified as Other Current Assets on the Consolidated Balance Sheets.

Duke Energy Carolinas is allocated its proportionate share of corporate governance and other costs by an unconsolidated affiliate. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, legal and accounting fees, as well as other third party costs. During the year ended December 31, 2007, Duke Energy Carolinas recorded governance expenses and shared services expenses of approximately $175 million and $614 million, respectively. Additionally, Duke Energy Carolinas is charged a management fee by the same unconsolidated affiliate that amounted to approximately $77 million for the year ended December 31, 2007. During the year ended December 31, 2006, Duke Energy Carolinas recorded governance expenses and shared services expenses of approximately $408 million and $246 million, respectively. The increase in the governance and shared services expenses is primarily driven by Duke Energy’s spin-off of Spectra Energy Corp. on January 2, 2007, as more governance costs are allocated to Duke Energy Carolinas post-spin, and the transfer of certain employees from Duke Energy Carolinas to other Duke Energy business units. Additionally, Duke Energy Carolinas is charged a management fee by the same unconsolidated affiliate that amounted to approximately $82 million for the year ended December 31, 2006. These amounts are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations. Included in these amounts are approximately $17 million of management fees and $100 million and $35 million of corporate governance and shared services expenses, respectively, for the three months ended March 31, 2006 that are offset within Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

During the years ended December 31, 2007, 2006 and 2005, Duke Energy Carolinas recorded expenses of approximately $25 million per year related to insurance premiums paid to Bison, Duke Energy’s captive insurance company.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

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

Advance SC LLC, which provides funding for economic development projects, educational initiatives, and other programs, was formed during 2004. Duke Energy Carolinas made donations of approximately $8 million and $24 million to the nonconsolidated subsidiary in 2007 and 2006, respectively. Additionally, at December 31, 2007, Duke Energy Carolinas had a trade payable to Advance SC LLC of approximately $11 million.

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

In 2005, DCP Midstream formed DCP Midstream Partners, LP (a master limited partnership). DCP Midstream Partners, LP (DCPLP) completed an initial public offering (IPO) transaction in December 2005 that resulted in net proceeds of approximately $210 million. As a result, DCP Midstream had a 42 percent ownership interest in DCPLP, consisting of a 40 percent limited partner ownership interest and a 2 percent general partner ownership interest. DCP Midstream’s ownership interest in the general partner of DCPLP is 100 percent. The gain on the IPO transaction was deferred by DCP Midstream until DCP Midstream converts its subordinated units in DCPLP to common units.

In July 2005, Duke Energy Carolinas completed the transfer of a 19.7% interest in DCP Midstream to ConocoPhillips, Duke Energy Carolinas’ co-equity owner in DCP Midstream, which reduced Duke Energy Carolinas’ ownership interest in DCP Midstream from 69.7% to 50% and resulted in Duke Energy Carolinas and ConocoPhillips becoming equal 50% owners of DCP Midstream. As a result of this transaction, Duke Energy Carolinas deconsolidated its investment in DCP Midstream and subsequently accounted for the investment using the equity method of accounting through April 3, 2006. As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Spectra Energy Capital, which included the investment in DCP Midstream, to Duke Energy. Duke Energy Carolinas’ 50% of equity in earnings of DCP Midstream included in Income From Discontinued Operations, net of tax, for the three months ended March 31, 2006 and the period from July 1, 2005 through December 31, 2005 was approximately $146 million and $292 million, respectively. See summary condensed financial information for DCP Midstream below. During the three months ended March 31, 2006, Duke Energy Carolinas had gas sales to, purchases from and other operating expenses from affiliates of DCP Midstream of approximately $34 million, $8 million and $4 million, respectively. Between July 1, 2005 and December 31, 2005, Duke Energy had gas sales to, purchases from, and other operating revenues from affiliates of DCP Midstream of approximately $67 million, $65 million and $12 million, respectively. Additionally, Duke Energy Carolinas received approximately $90 million and $360 million for its share of distributions paid by DCP Midstream during the three months ended March 31, 2006 and the period from July 1, 2005 through December 31, 2005, respectively. Of these distributions, $90 million and $287 million were included in Other, assets within Net cash provided by operating activities on the Consolidated Statements of Cash Flows for the years ended 2006 and 2005, respectively, and approximately $0 and $73 million were included in Distributions from Equity Investments within Net cash used in investing activities on the Consolidated Statements of Cash Flows for the years ended 2006 and 2005, respectively.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Summary Condensed Financial Information

In February 2005, DCP Midstream sold its wholly owned subsidiary TEPPCO GP, which is the general partner of TEPPCO LP, for approximately $1.1 billion and Duke Energy sold its limited partner interest in TEPPCO LP for approximately $100 million, in each case to Enterprise GP Holdings LP, an unrelated third party. These transactions resulted in pre-tax gains of approximately $1.8 billion. For the three months ended March 31, 2005, TEPPCO LP reported operating revenues of approximately $1,524 million, operating expenses of approximately $1,463 million, operating income of approximately $61 million, income from continuing operations of approximately $46 million, and net income of approximately $47 million.

Summary financial information for DCP Midstream, which had been accounted for under the equity method from July 1, 2005 is as follows:

	Three-months Ended March 31, 2006	Six-months Ended December 31, 2005
	(in millions)
Operating revenues	$3,309	$7,463
Operating expenses	$2,994	$6,814
Operating income	$315	$649
Net income	$291	$584

DCP Midstream is a limited liability company which is a pass-through entity for U.S. income tax purposes. DCP Midstream also owns corporations who file their own respective federal, foreign and state income tax returns and income tax expense related to these corporations is included in the income tax expense of DCP Midstream. Therefore, DCP Midstream’s net income does not include income taxes for earnings which are pass-through to the members based upon their ownership percentage and Duke Energy recognized the tax impacts of its share of DCP Midstream’s pass-through earnings in Income From Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

Also see Notes 14, 16 and 17 for additional related party information.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

12. Severance

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interest in Spectra Energy Capital to Duke Energy.

Duke Energy Carolinas did not record any amounts for severance in Income From Continuing Operations during the years ended December 31, 2007 and 2005. During the year ended December 31, 2006, Duke Energy Carolinas recorded severance amounts in Income from Continuing Operations of approximately $72 million, primarily due to voluntary and involuntary severance related to Duke Energy’s merger with Cinergy (see Note 1). For the years ended December 31, 2006 and 2005, Duke Energy Carolinas recorded severance expense within Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations of approximately $3 million and $28 million, respectively, all of which related to businesses transferred to Duke Energy on April 3, 2006.

Severance Reserve	Balance at January 1, 2007	Provisions(a)	Noncash Adjustments	Cash Reductions	Balance at December 31, 2007
	(in millions)
Other	$24	$—	$—	$(19)	$5

	Balance at January 1, 2006	Provisions(a)(b)	Noncash Adjustments(c)	Cash Reductions(d)	Balance at December 31, 2006
Natural Gas Transmission	$3	$—	$(3)	$—	$—
Other	28	75	(28)	(51)	24

Total	$31	$75	$(31)	$(51)	$24

	Balance at January 1, 2005	Provisions(a)	Noncash Adjustments	Cash Reductions	Balance at December 31, 2005
Franchised Electric and Gas	$4	$—	$(2)	$(2)	$—
Natural Gas Transmission	6	1	(1)	(3)	3
Field Services	—	1	(1)	—	—
International Energy	1	—	(1)	—	—
Other	4	26	—	(2)	28

Total	$15	$28	$(5)	$(7)	$31

(a)	Severance payments are expected to be applied to the reserves within one year from the date that the provision was recorded.
(b)	Consists of an approximate $67 million expense in Income From Continuing Operations related to voluntary and involuntary severance as a result of Duke Energy’s merger with Cinergy, approximately $5 million expense in Income From Continuing Operations related to voluntary and involuntary severance as a result of the spin-off of Duke Energy’s natural gas businesses and approximately $3 million of expense included in Income From Discontinued Operations, net of tax, related to former DENA, which was recorded in the first quarter of 2006.
(c)	Consists of transfer out of Natural Gas Transmission and former DENA balances as a result of Duke Energy Carolinas’ transfer of its membership interests in Spectra Energy Capital to Duke Energy (see Note 1).
(d)	Consists of approximately $48 million related to Duke Energy Carolinas and $3 million related to former DENA paid prior to the transfer of Spectra Energy Capital to Duke Energy.

Post-Retirement Benefits. In July 2007, Duke Energy Carolinas offered a voluntary early retirement incentive plan to approximately 1,100 eligible employees. The special termination benefit that was offered was a healthcare reimbursement account that could be used by participants for reimbursement of qualifying medical expenses. There were no severance benefits offered in connection with this plan. The window for acceptance of these voluntary termination benefits closed on August 15, 2007. During the year ended December 31, 2007, approximately 170 employees accepted the offer and, pursuant to SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Duke Energy Carolinas recorded a charge of approximately $6 million related to this voluntary plan.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

13. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2007	2006
	(Years)	(in millions)
Land	—	$316	$311
Plant—Regulated
Electric generation, distribution and transmission	20 – 125	21,215	19,874
Other buildings and improvements	30 – 90	344	336
Nuclear fuel	5	864	890
Equipment	8 – 33	193	207
Vehicles	5 – 25	22	25
Construction in process	—	1,294	677
Other	5 – 33	345	340

Total property, plant and equipment(a)		24,593	22,660
Total accumulated depreciation(a)(b)		(9,227)	(8,341)

Total net property, plant and equipment		$15,366	$14,319

(a)	Substantially all the property, plant and equipment and accumulated depreciation relates to regulated operations.
(b)	Includes accumulated amortization of nuclear fuel: $485 million for 2007 and $541 million for 2006.

Capitalized interest, which primarily represents the interest expense component of AFUDC, amounted to $22 million for 2007, $12 million for 2006, and $9 million for 2005.

14. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2007	2006
			(in millions)
Unsecured debt	6.0%	2008 – 2037	$3,131	$3,105
Secured debt	5.7%	2009	300	300
First and refunding mortgage bonds	4.6%	2008 – 2027	1,214	1,214
Other debt(a)	3.8%	2010 – 2040	427	328
Commercial paper(b)	5.3%		450	300
Fair value hedge carrying value adjustment			28	31
Unamortized debt discount and premium, net			(7)	(8)

Total debt			5,543	5,270
Current maturities of long-term debt			(810)	(226)
Short-term commercial paper(c)			(150)	—

Total long-term debt			$4,583	$5,044

(a)	Includes $422 million and $322 million of Duke Energy Carolinas pollution control bonds as of December 31, 2007 and 2006, respectively. As of both December 31, 2007 and 2006, $227 million was secured by a letter of credit and $40 million was secured by first and refunding mortgage bonds.
(b)	Includes $300 million as of both December 31, 2007 and 2006 that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these commercial paper balances along with Duke Energy Carolinas’ ability and intent to refinance those balances on a long-term basis. The weighted-average days to maturity were 14 days as of December 31, 2007 and 32 days as of December 31, 2006.
(c)	Weighted-average rates on outstanding short-term commercial paper was 5.3% and 5.4% as of December 31, 2007 and December 31, 2006, respectively.

Unsecured Debt. At both December 31, 2007 and 2006, approximately $322 million of pollution control bonds and approximately $300 million of commercial paper, which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Carolinas’ intent and ability to utilize such borrowings as long-term financing. Duke Energy Carolinas’ credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Carolinas the ability to refinance these short-term obligations on a long-term basis.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

In June 2007, Duke Energy Carolinas issued $500 million principal amount of 6.10% senior unsecured notes due June 1, 2037. The net proceeds from the issuance were used to redeem commercial paper that was issued to repay the outstanding $249 million 6.6% Insured Quarterly Senior Notes due 2022 on April 30, 2007, and approximately $110 million of convertible senior notes discussed below. The remainder was used for general purposes.

In November 2007, Duke Energy Carolinas issued $100 million in tax-exempt floating-rate bonds. The bonds are structured as insured auction rate securities, subject to an auction process every 35 days and bear a final maturity of 2040. The initial interest rate was set at 3.65%. The bonds were issued through the North Carolina Capital Facilities Finance Agency to fund a portion of the environmental capital expenditures at the Belews Creek and Allen Steam Stations.

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

Convertible Senior Notes. In May 2003, Duke Energy issued approximately $770 million of 1.75% convertible senior notes that were convertible into Duke Energy common stock at a premium of 40% above the May 1, 2003 closing common stock market price of $16.85 per share. The conversion of these senior notes into shares of Duke Energy common stock was contingent upon the occurrence of certain events during specified periods. These events included whether the price of Duke Energy common stock reached specified thresholds, the credit rating of Duke Energy Carolinas fell below certain thresholds, the convertible notes were called for redemption by Duke Energy Carolinas, or specified transactions had occurred. In addition to the aforementioned events that could trigger early redemption, holders of the senior notes could require Duke Energy Carolinas to purchase all or a portion of their senior notes for cash on May 15, 2007, May 15, 2012, and May 15, 2017, at a price equal to the principal amount of the senior notes plus accrued interest, if any. Additionally, Duke Energy Carolinas could redeem, for cash, all or a portion of the senior notes at any time on or after May 20, 2007, at a price equal to the sum of the issue price plus accrued interest, if any, on the redemption date.

During 2006, as a result of the market price of Duke Energy common stock achieving a specified threshold, approximately 27 million shares of common stock were issued related to conversions by holders of the convertible senior notes, which resulted in the retirement of approximately $632 million of convertible senior notes. At December 31, 2006, unsecured debt included approximately $110 million of these convertible senior notes.

On May 15, 2007, pursuant to the terms of the debt agreement, substantially all of the holders of the Duke Energy convertible senior notes required Duke Energy Carolinas to repurchase the balance then outstanding at a price equal to 100% of the principal amount plus accrued interest. In May 2007, Duke Energy Carolinas repurchased approximately $110 million of the convertible senior notes. At December 31, 2007, all convertible senior notes have been redeemed.

Secured Debt. In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $400 million carries an interest rate of 5.25% due January 15, 2018 and $500 million carries an interest rate of 6.00% and matures January 15, 2038. Proceeds from the issuance will be used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper.

Accounts Receivable Securitization. Duke Energy Carolinas securitizes certain accounts receivable through Duke Energy Receivables Finance Company, LLC (DERF), a bankruptcy remote, special purpose subsidiary. DERF is a wholly owned limited liability company with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization, on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy Carolinas’ franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit administered by Citicorp North America, Inc., which terminates in September 2009. The credit facility and related securitization documentation contain several covenants, including covenants with respect to the accounts receivable held by DERF, as well as a covenant requiring that the ratio of Duke Energy Carolinas consolidated indebtedness to Duke Energy Carolinas consolidated capitalization not exceed 65%. As of December 31, 2007 and 2006, the interest rate associated with the credit facility, which is based on commercial paper rates, was 5.3% and 5.8%, respectively, and $300 million was outstanding under the credit facility as of both dates. The securitization transaction was not structured to meet the criteria for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and accordingly is reflected as a secured borrowing in the Consolidated Balance Sheets. As of December 31, 2007

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

and 2006, the $300 million outstanding balance of the credit facility was secured by approximately $532 million and $476 million, respectively, of accounts receivable held by DERF. The obligations of DERF under the credit facility are non-recourse to Duke Energy Carolinas.

Other Assets Pledged as Collateral. As of December 31, 2007, substantially all of Duke Energy Carolinas’ electric plants in service are mortgaged under the indenture relating to Duke Energy Carolinas’.

Floating Rate Debt. Unsecured debt, secured debt and other debt included approximately $1,022 million of floating-rate debt as of December 31, 2007, and $922 million as of December 31, 2006. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as a London Interbank Offered Rate for debt denominated in U.S. dollars, and Banker’s Acceptances for debt denominated in Canadian dollars. As of December 31, 2007 and 2006, the average interest rate associated with floating-rate debt was approximately 4.8% and 5.0%, respectively.

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2007

(in millions)
2008	$810
2009	511
2010	509
2011	7
2012	1,176
Thereafter	2,380

Total long-term debt	$5,393

Duke Energy Carolinas has the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than the above as a result of Duke Energy Carolinas’ ability to repay these obligations prior to their scheduled maturity.

Duke Energy Carolinas may be required to repay certain debt should the credit ratings at Duke Energy Carolinas fall to a certain level at Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). As of December 31, 2007, Duke Energy Carolinas had $10 million of senior unsecured notes which mature serially through 2012 that may be required to be repaid if Duke Energy Carolinas senior unsecured debt ratings fall below BBB- at S&P or Baa3 at Moody’s, and $21 million of senior unsecured notes which mature serially through 2016 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB at S&P or Baa2 at Moody’s. As of February 1, 2008, Duke Energy Carolinas’ senior unsecured credit rating was A- at S&P and A3 at Moody’s.

Available Credit Facilities and Restrictive Debt Covenants. In June 2007, Duke Energy closed on the syndication of an amended and restated credit facility, replacing the existing credit facilities totaling $2.65 billion with a 5-year, $2.65 billion master credit facility. Duke Energy Carolinas has a borrowing sub limit under the master credit facility of $800 million. Concurrent with the syndication of the master credit facility, Duke Energy established a new $1.5 billion commercial paper program and increased the commercial paper program at Duke Energy Carolinas from $650 million to $700 million. At December 31, 2007, Duke Energy Carolinas had $450 million of commercial paper and $7 million of letters of credit outstanding that were backstopped by this facility.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facilities.

Duke Energy’s credit agreements contain various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy Carolinas to not exceed 65%. Additionally, Duke Energy Carolinas’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2007, Duke Energy and Duke Energy Carolinas were in compliance with all covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Other Matters. In October 2007, Duke Energy filed a registration statement (Form S-3) with the SEC. Under this Form S-3, which is uncapped, Duke Energy and certain subsidiaries, including Duke Energy Carolinas, may issue debt in the future at amounts, prices and with terms to be determined at the time of future offerings.

15. Commitments and Contingencies

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred its membership interests in Spectra Energy Capital to Duke Energy. As a result, all litigation matters and claims related to Duke Energy or Spectra Energy Capital are no longer contingent obligations at Duke Energy Carolinas.

General Insurance

Duke Energy Carolinas carries insurance and reinsurance coverages either directly or through Duke Energy’s current (and Duke Energy Carolinas’ former) captive insurance company, Bison, and its affiliates, consistent with companies engaged in similar commercial operations with similar type properties. Duke Energy Carolinas’ insurance coverage includes (1) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from Duke Energy Carolinas’ operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (4) insurance policies in support of the indemnification provisions of Duke Energy Carolinas’ by-laws and (5) property insurance covering the replacement value of all real and personal property damage, excluding electric transmission and distribution lines, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations.

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

Excess Liability Program. This program currently provides approximately $10.5 billion of coverage through the Price-Anderson Act’s mandatory industry-wide excess secondary financial protection program of risk pooling. The $10.5 billion is the sum of the current potential cumulative retrospective premium assessments of $101 million per licensed commercial nuclear reactor. This would be increased by $101 million for each additional commercial nuclear reactor licensed, or reduced by $101 million for nuclear reactors no longer operational and may be exempted from the risk pooling program. Under this program, licensees could be assessed retrospective premiums to compensate for public liability damages in the event of a nuclear incident at any licensed facility in the U.S. If such an incident should occur and public liability damages exceed primary liability insurance, licensees may be assessed up to $101 million for each of their licensed reactors, payable at a rate not to exceed $15 million a year per licensed reactor for each incident. The assessment and rate are subject to indexing for inflation and may be subject to state premium taxes.

Duke Energy Carolinas is a member of Nuclear Electric Insurance Limited (NEIL), which provides property and accidental outage insurance coverage for Duke Energy Carolinas’ nuclear facilities under three policy programs:

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Primary Property Insurance. This policy provides $500 million of primary property damage coverage for each of Duke Energy Carolinas’ nuclear facilities.

Excess Property Insurance. This policy provides excess property, decontamination and decommissioning liability insurance: $2.25 billion for the Catawba Nuclear Station and $1.0 billion each for the Oconee and McGuire Nuclear Stations. The Oconee and McGuire Nuclear Stations also share an additional $1.0 billion insurance limit above this excess. This shared limit is not subject to reinstatement in the event of a loss.

Accidental Outage Insurance. This policy provides business interruption and/or extra expense coverage resulting from an accidental outage of a nuclear unit. Each McGuire and Catawba unit is insured for up to $3.5 million per week, and the Oconee units are insured for up to $2.8 million per week. Coverage amounts decline if more than one unit is involved in an accidental outage. Initial coverage begins after a 12-week deductible period for Catawba and a 26-week deductible period for McGuire and Oconee and continues at 100% for 52 weeks and 80% for the next 110 weeks. The McGuire and Catawba policy limit is $490 million and the Oconee policy limit is $392 million.

In the event of large industry losses, NEIL’s Board of Directors may assess Duke Energy Carolinas for amounts up to 10 times its annual premiums. The current potential maximum assessments are: Primary Property Insurance—$38 million, Excess Property Insurance—$43 million and Accidental Outage Insurance—$22 million.

Pursuant to regulations of the NRC, each company’s property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident, and second, to decontaminate before any proceeds can be used for decommissioning, plant repair or restoration.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered by other sources, could have a material adverse effect on Duke Energy Carolinas’ results of operations, cash flows or financial position.

The maximum assessment amounts include 100% of Duke Energy Carolinas’ potential obligation to NEIL for the Catawba Nuclear Station. However, the other joint owners of the Catawba Nuclear Station are obligated to assume their pro rata share of liability for retrospective premiums and other premium assessments resulting from the Price-Anderson Act’s excess secondary financial protection program of risk pooling, or the NEIL policies.

Environmental

Duke Energy Carolinas is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Carolinas.

Remediation activities. Duke Energy Carolinas is responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Carolinas operations, sites formerly owned or used by Duke Energy Carolinas entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Carolinas could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Carolinas may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Duke Energy Carolinas believes that completion or resolution of these matters will have no material adverse effect on its consolidated results of operations, cash flows or financial position.

Clean Water Act 316(b). The U.S. Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Eight of Duke Energy Carolinas’ eleven coal and nuclear-fueled generating are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

great deal of uncertainty regarding future requirements and their timing. Duke Energy Carolinas is still unable to estimate costs to comply with the EPA’s rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

Clean Air Mercury Rule (CAMR) and Clean Air Interstate Rule (CAIR). The EPA finalized its CAMR and CAIR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program beginning in 2010. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern United States through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2.

The emission controls Duke Energy Carolinas is installing to comply with North Carolina clean air legislation will contribute significantly to achieving compliance with CAIR requirements (see Note 5).

On February 8, 2008 the U.S. Court of Appeals for the District of Columbia issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. The decision creates uncertainty regarding future mercury emission reduction requirements and their timing. Barring reversal of the decision if appealed, there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants while EPA conducts a new rulemaking. Duke Energy Carolinas is unable to estimate the costs to comply with a new EPA rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

Coal Combustion Product (CCP) Management. Duke Energy Carolinas currently estimates that it will spend approximately $130 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other Deferred Credits and Other Liabilities and Other Current Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $9 million as of December 31, 2007 and 2006, respectively. These accruals represent Duke Energy Carolinas’ provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy Carolinas believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Justice Department, acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and unspecified civil penalties in amounts of up to $27,500 per day for each violation. A number of Duke Energy Carolinas’ owned and operated plants have been subject to these allegations and lawsuits. Duke Energy Carolinas asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

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

It is not possible to predict with certainty whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, that Duke Energy Carolinas might incur in connection with this matter. Ultimate resolution of this matter, even in settlement, could have a material adverse effect on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position. However, Duke Energy Carolinas will pursue appropriate regulatory treatment for any costs incurred in connection with such resolution.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Cherokee County Property Litigation. Duke Energy Carolinas filed suit in July 2005 seeking specific performance of its asserted contract to purchase approximately 2,000 acres of land in Cherokee County, South Carolina and asking for a declaratory judgment to establish that a contract for sale existed. Defendants counterclaimed for slander of title and abuse of process. In December 2005, the court dismissed Duke Energy Carolinas’ claims and Defendants’ amended their counterclaims. As amended, Defendants’ counterclaims alleged slander of title, abuse of process, tortuous interference with prospective contracts of others in the energy market and tortuous interference with contract. A hearing on Duke Energy Carolinas’ Motion for Summary Judgment was held in April 2007 and the judge ruled in May 2007 dismissing Defendants’ slander of title claims. On May 30, 2007, the parties settled this matter. The resolution of this matter did not have a material effect on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,082 million and $1,159 million as of December 31, 2007 and 2006, respectively, and are classified in Other Deferred Credits and Other Liabilities and Other Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss of $1,082 million to $1,350 million for current and future asbestos claims through 2027. The reserves balance of $1,082 million as of December 31, 2007 consists of approximately $182 million related to known claimants and approximately $900 million related to unknown claimants. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to its asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Through December 31, 2007, Duke Energy Carolinas has made approximately $460 million in payments that apply to this retention. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,107 million in excess of the self insured retention. Probable insurance recoveries of approximately $1,040 million and $1,020 million related to this policy are classified in the Consolidated Balance Sheets primarily in Other within Investments and Other Assets as of December 31, 2007 and 2006, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims or any significant solvency concerns related to the insurance carrier.

Other Litigation and Legal Proceedings. Duke Energy Carolinas is involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Duke Energy Carolinas believes that the final disposition of these proceedings will not have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Duke Energy Carolinas has exposure to certain legal matters that are described herein. As of December 31, 2007 and 2006, Duke Energy Carolinas has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1.1 billion and $1.2 billion, respectively, for these proceedings and exposures. Duke Energy Carolinas has insurance coverage for certain of these losses incurred. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5. As of December 31, 2007, Duke Energy Carolinas has recognized approximately $1,040 million of probable insurance recoveries related to these losses.

Duke Energy Carolinas expenses legal costs related to the defense of loss contingencies as incurred.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Other Commitments and Contingencies

Other. Duke Energy Carolinas enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

Operating and Capital Lease Commitments

Duke Energy Carolinas leases assets in several areas of its operations. Consolidated rental expense for operating leases included in income from continuing operations was $48 million in 2007, $30 million in 2006 and $39 million in 2005, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Consolidated rental expense for operating leases included in Income From Discontinued Operations, net of tax, was $18 million for the period from January 1, 2006 through March 31, 2006 and $80 million in 2005. Duke Energy Carolinas has no capital leases as of December 31, 2007. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, as of December 31, 2007:

Operating Leases
(in millions)
2008	$72
2009	41
2010	39
2011	17
2012	14
Thereafter	130

Total future minimum lease payments	$313

16. Stock-Based Compensation

Beginning in April 2006, Duke Energy Carolinas is allocated stock-based compensation expense from Duke Energy as certain of its employees participate in Duke Energy’s stock-based compensation program. Effective January 1, 2006, Duke Energy Carolinas adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Prior to the adoption of SFAS No. 123(R), Duke Energy Carolinas applied APB No. 25 and FIN No. 44, and provided the required pro forma disclosures of SFAS No. 123. Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the grant date, no compensation cost was recognized in the accompanying Consolidated Statements of Operations.

Duke Energy Carolinas elected to adopt the modified prospective application method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts from the year ended December 31, 2005 have not been restated. There were no modifications to outstanding stock options prior to the adoption of SFAS No. 123(R).

The following table shows what earnings available to member’s/common stockholders would have been if Duke Energy had applied the fair value recognition provisions of SFAS No. 123(R) to all stock based compensation awards during prior periods.

Pro Forma Stock-Based Compensation

Year ended December 31, 2005
(in millions)
Earnings Available For member’s/common stockholders, as reported	$1,812

Add: stock-based compensation expense included in reported earnings available to common stockholders, net of related tax effects	30
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(32)

Pro forma earnings available for member’s/common stockholders, net of related tax effects	$1,810

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Duke Energy’s 2006 Long-term Incentive Plan (the 2006 Plan), approved by shareholders in October 2006, reserved 60 million shares of common stock for awards to employees and outside directors. The 2006 Plan supersedes Duke Energy’s 1998 Long-term Incentive Plan, as amended (the 1998 Plan), and no additional grants will be made from the 1998 Plan. Under the 2006 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to five years.

Impact of Spin-off on Equity Compensation Awards

On January 2, 2007, Spectra Energy was spun off by Duke Energy to its shareholders. In connection with this transaction, Duke Energy distributed substantially all the shares of common stock of Spectra Energy to Duke Energy shareholders. The distribution ratio approved by Duke Energy’s Board of Directors was one-half share of Spectra Energy common stock for every share of Duke Energy common stock.

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

Duke Energy Carolinas’ future stock-based compensation expense will not be significantly impacted by the equity award adjustments that occurred as a result of the spin-off. Stock-based compensation expense recognized in future periods will correspond to the unrecognized compensation expense as of the date of the spin-off. Unrecognized compensation expense as of the date of the spin-off reflects the unamortized balance of the original grant date fair value of the equity awards held by Duke Energy employees (regardless of whether those awards are linked to Duke Energy stock or Spectra Energy stock).

Stock-Based Compensation Expense

Duke Energy Carolinas recorded pre-tax stock-based compensation expense included in Income From Continuing Operations for the years ended December 31, 2007, 2006 and 2005 as follows, the components of which are further described below:

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Phantom Stock	$4	$7	$4
Performance Awards	3	5	5
Other Stock Awards	1	2	—

Total	$8	$14	$9

The tax benefit associated with the recorded expense in Income From Continuing Operations for the years ended December 31, 2007, 2006 and 2005 was approximately $3 million, $5 million and $3 million, respectively. There were no material differences in income from continuing operations, income tax expense, net income, cash flows, or basic and diluted earnings per share from the adoption of SFAS No. 123(R).

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Spectra Energy Capital to Duke Energy. Accordingly, pre-tax stock-based compensation expense of approximately $10 million and $38 million is included in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations related to the three months ended

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

March 31, 2006 and the year ended December 31, 2005, respectively. The tax benefit associated with amounts that are in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations for the three months ended March 31, 2006 and the year ended December 31, 2005 is approximately $4 million and $14 million, respectively.

Stock Option Activity

There were no options granted to Duke Energy Carolinas employees during the years ended December 31, 2007, 2006 and 2005.

The following table summarizes information about outstanding Duke Energy stock options held by Duke Energy Carolinas employees at December 31, 2007:

	Options (in thousands)	Weighted- Average Exercise Price(a)	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2006	4,425	$18	4.1	$24
Exercised	(320)	13
Transferred, forfeited or expired	(692)	18

Outstanding at December 31, 2007	3,413	18	3.3	$12

Exercisable at December 31, 2007	3,413	$18	3.3	$12

(a)	Weighted-average exercise prices reflect the adjusted prices that resulted from the spin-off of Spectra Energy, as discussed above.

On December 31, 2006 and 2005, Duke Energy Carolinas’ exercisable options were approximately 4 million and 22 million, respectively, with a weighted-average exercise price of $18 for both years. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $2 million, $7 million and $17 million, respectively. Of the $7 million intrinsic value of options exercised during 2006, approximately $5 million related to the three months ended March 31, 2006 and approximately $2 million related to the nine months ended December 31, 2006. Cash received by Duke Energy from options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $4 million, $26 million and $40 million, respectively, with a related tax benefit of approximately $1 million, $3 million and $6 million, respectively.

The 2006 Plan allows for a maximum of 15 million shares of common stock to be issued by Duke Energy under various stock-based awards other than options and stock appreciation rights. Payments for cash settled awards during the year ended December 31, 2007 were immaterial.

Phantom Stock Awards

Phantom stock awards outstanding under the 2006 Plan generally vest over periods from immediate to three years. Phantom stock awards outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 257,510 shares (fair value of approximately $5 million, based on the market price of Duke Energy’s common stock at the grant date) to Duke Energy Carolinas employees in the year ended December 31, 2007, 187,220 shares (fair value of approximately $5 million, based on the market price of Duke Energy’s common stock at the grant date) in the year ended December 31, 2006, and 1,139,880 shares (fair value of approximately $31 million) in the year ended December 31, 2005.

The following table summarizes information about phantom stock awards outstanding at December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Number of Phantom Stock Awards:
Outstanding at December 31, 2006	415,078	$26
Granted	257,510	20
Vested	(174,036)	23
Forfeited/Transferred	(247,338)	23

Outstanding at December 31, 2007	251,214	$23

Phantom Stock Awards Expected to Vest	239,206	$23

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

The total fair value of the shares vested during the years ended December 31, 2007, 2006 and 2005 was approximately $4 million, $14 million and $10 million, respectively. Of the $14 million of shares vested during 2006, approximately $12 million vested during the three months ended March 31, 2006 and approximately $2 million vested during the nine months ended December 31, 2006. As of December 31, 2007, Duke Energy had approximately $2 million of future compensation cost which is expected to be recognized over a weighted-average period of 2.6 years.

Performance Awards

Stock-based awards outstanding under the 2006 Plan generally vest over three years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Certain performance awards granted in 2007 and 2006 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock relative to a pre-defined peer group (relative TSR). These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards with the adoption of SFAS No. 123(R). The model uses three year historical volatilities and correlations for all companies in the pre-defined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model. Other awards not containing market conditions are measured at grant date price. Duke Energy awarded 317,460 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees in the year ended December 31, 2007, 281,160 shares (fair value of approximately $5 million) in the year ended December 31, 2006, and 1,275,020 shares (fair value of approximately $34 million) in the year ended December 31, 2005.

The following table summarizes information about stock-based performance awards outstanding at December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Number of Stock-based Performance Awards:
Outstanding at December 31, 2006	689,723	$22
Granted	317,460	15
Vested	(227,082)	21
Forfeited/Transferred	(398,800)	20

Outstanding at December 31, 2007	381,301	$19

Stock-based Performance Awards Expected to Vest	363,075	$19

The total fair value of the shares vested during the years ended December 31, 2007, 2006 and 2005 was approximately $5 million, $3 million and $3 million, respectively. All of the shares in 2006 vested during the three months ended March 31, 2006. As of December 31, 2007, Duke Energy had approximately $2 million of future compensation cost which is expected to be recognized over a weighted-average period of 1.2 years.

Other Stock Awards

Other stock awards outstanding under the 1998 Plan generally vest over periods from three to five years. There were no other stock awards issued during the year ended December 31, 2007. Duke Energy awarded 238,000 shares (fair value of approximately $7 million, based on the market price of Duke Energy’s common stock at the grant date) to Duke Energy Carolinas employees in the year ended December 31, 2006, and 47,000 shares (fair value of approximately $1 million, based on the market price of Duke Energy’s common stock at the grant date) in the year ended December 31, 2005.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes information about other stock awards outstanding at December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Number of Other Stock Awards:
Outstanding at December 31, 2006	291,400	$27
Vested	(20,800)	22
Forfeited/Transferred	(78,400)	28

Outstanding at December 31, 2007	192,200	$28

Other Stock Awards Expected to Vest	181,129	$28

The total fair value of the shares vested during the years ended December 31, 2007, 2006 and 2005 was less than $1 million, less than $1 million and approximately $1 million, respectively. As of December 31, 2007, Duke Energy Carolinas had approximately $3 million of future compensation cost which is expected to be recognized over a weighted-average period of 2.8 years.

17. Employee Benefit Plans

Duke Energy Retirement Plans. As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred its membership interests in Spectra Energy Capital to Duke Energy. Effective as of the date of this transfer, Duke Energy Carolinas participates in the employee benefit plans of Duke Energy and is allocated costs of the plans in which Duke Energy Carolinas participates. Duke Energy Carolina’s transfer of its membership interests in Spectra Energy Capital to Duke Energy, as discussed above, included the transfer of the Westcoast Energy Inc. (Westcoast) Canadian Retirement Plans accrued pension liabilities and accrued other post-retirement liabilities.

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

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Duke Energy Carolinas did not make any contributions to Duke Energy’s defined benefit plans during the years ended December 31, 2007, 2006 or 2005. Duke Energy Carolinas made contributions to the Westcoast defined benefit plans of approximately $10 million for the three months ended March 31, 2006 and $42 million in the year ended December 31, 2005. Duke Energy Carolinas also made contributions to the Westcoast defined contribution plans of $1 million for the three months ended March 31, 2006 and $3 million in the year ended December 31, 2005.

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

Duke Energy adopted the recognition and disclosure provisions of SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158), effective December 31, 2006. Duke Energy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. Previously, Duke Energy used a September 30 measurement date for its defined benefit and other post-retirement plans.

Since the obligations of the qualified pension plans, non-qualified pension plans and other post-retirement benefit plans exist at Duke Energy, Duke Energy Carolinas does not have any amounts reflected on its Consolidated Balance Sheets within regulatory assets or liabilities, prepaid benefit costs, accrued pension liabilities or AOCI.

Duke Energy sponsors, and Duke Energy Carolinas participates in, an employee savings plan that covers substantially all U.S. employees. Duke Energy contributes a matching contribution equal to 100% of before-tax employee contributions, of up to 6% of eligible pay per period. Duke Energy Carolinas expensed pre-tax plan contributions, as allocated by Duke Energy, of $35 million in 2007, $42 million in 2006 and $41 million in 2005. These amounts exclude pre-tax expenses of $9 million for the three months ended March 31, 2006 and $20 million for the year ended December 31, 2005, which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Qualified Pension Plans

Components of Net Periodic Pension Costs as allocated by Duke Energy: Qualified Pension Plans

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Service cost benefit earned during the year	$35	$36	$34
Interest cost on projected benefit obligation	93	103	105
Expected return on plan assets	(137)	(121)	(123)
Amortization of prior service cost (credit)	(2)	(4)	(4)
Amortization of loss	23	41	26
Other	9	7	6

Net periodic pension costs	$21	$62	$44

These amounts exclude pre-tax pension cost of $1 million for the three months ended March 31, 2006 and pre-tax pension income of $5 million for the year ended December 31, 2005 related to Spectra Energy Capital entities which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

The fair value of Duke Energy’s plan assets (excluding Cinergy plans) was $2,621 million as of December 31, 2007 and $3,022 million as of September 30, 2006. The projected benefit obligation of Duke Energy’s plan (excluding Cinergy plans) was $2,360 million as of December 31, 2007 and $2,847 million as of December 31, 2006. The accumulated benefit obligation of Duke Energy’s plan (excluding Cinergy plans) was $2,251 million as of December 31, 2007 and $2,719 million as of December 31, 2006. The decrease in plan assets, projected benefit obligation and accumulated benefit obligation at December 31, 2007 as compared to December 31, 2006 relates to the transfer of a portion of Duke Energy’s pension assets and obligation to Spectra Energy Corp as a result of the spin-off of Duke Energy’s natural gas businesses to shareholders on January 2, 2007. This transaction had no impact on the obligation of Duke Energy to Duke Energy Carolinas’ participants.

Non-Qualified Pension Plans

Net periodic pension expense included in income from continuing operations was approximately $2 million, $3 million and $4 million for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts exclude pre-tax pension cost of $2 million for the three months ended March 31, 2006 and $9 million for the year ended December 31, 2005 related to Spectra Energy Capital entities which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

Other Post-Retirement Benefit Plans

In conjunction with Duke Energy, Duke Energy Carolinas provides some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over approximately 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 12 years.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Components of Net Periodic Other Post-Retirement Benefit Costs as allocated by Duke Energy

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Service cost benefit earned during the year	$3	$5	$4
Interest cost on accumulated post-retirement benefit obligation	24	25	26
Expected return on plan assets	(9)	(7)	(7)
Amortization of prior service cost	2	3	3
Amortization of net transition liability	9	10	9
Curtailment charge	8	—	—
Amortization of loss	5	4	4

Net periodic other post-retirement benefit costs	$42	$40	$39

These amounts exclude pre-tax net periodic other post-retirement cost of $8 million and $27 million for the three months ended March 31, 2006 and the year ended December 31, 2005 related to Spectra Energy Capital entities which are reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

18. Other Income and Expenses, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	For the years ended December 31,
	2007	2006	2005
	(in millions)
Income/(Expense)
Interest income(a)	$45	$80	$5
Deferred returns and AFUDC equity	32	15	9
Other	(1)	3	1

Total	$76	$98	$15

(a)	Interest income for the year ended December 31, 2006 includes the recognition of interest in connection with a favorable tax settlement.

19. Subsequent Events

For information on subsequent events related to regulatory matters, debt and credit facilities and commitments and contingencies, see Notes 5, 14 and 15, respectively.

20. Quarterly Financial Data (Unaudited)

	First Quarter(a)	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions)
2007
Operating revenues—Regulated Electric	$1,333	$1,359	$1,778	$1,342	$5,812
Operating income	288	212	484	244	1,228
Net income	146	99	289	136	670
2006
Operating revenues—Regulated Electric	$1,292	$1,278	$1,601	$1,271	$5,442
Operating income	318	159	422	190	1,089
Net income	358	51	230	148	787

(a)	Net income for the three months ended March 31, 2006 includes the operations of Spectra Energy Capital, which were transferred to Duke Energy on April 3, 2006 and are included in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations. See Note 1.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

During the first quarter of 2007, Duke Energy Carolinas recorded the following unusual or infrequently occurring items: approximate $26 million pre-tax gain related to a settlement with the Department of Justice resolving used nuclear fuel litigation against the DOE (see Note 5).

There were no unusual or infrequently occurring items during the second or third quarters of 2007.

During the fourth quarter of 2007, Duke Energy Carolinas recorded the following unusual or infrequently occurring item: an approximate $17 million pre-tax impairment charge related to a write-off of a portion of the investment in the GridSouth RTO (see Note 5).

During the first quarter of 2006, Duke Energy Carolinas recorded the following unusual or infrequently occurring item: an approximate $24 million pre-tax gain on the settlement of a customer’s transportation contract (see Note 2), which is included in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

There were no unusual or infrequently occurring items during the second, third or fourth quarters of 2006.

PART II

DUKE ENERGY CAROLINAS, LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions :		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
December 31, 2007:
Injuries and damages	$1,175	$—	$22	$116	$1,081
Allowance for doubtful accounts	5	14	—	13	6
Other(b)	207	8	1	27	189

	$1,387	$22	$23	$156	$1,276

December 31, 2006:
Injuries and damages	$1,216	$5	$—	$46	$1,175
Allowance for doubtful accounts	127	31	20	173	5
Other(b)	896	60	196	945	207

	$2,239	$96	$216	$1,164	$1,387

December 31, 2005:
Injuries and damages	$1,269	$4	$—	$57	$1,216
Allowance for doubtful accounts	135	33	10	51	127
Other(c)	905	336	77	422	896

	$2,309	$373	$87	$530	$2,239

(a)	Principally cash payments, reserve reversals and the impacts of adoption of FIN No. 48 for 2007. Principally consists of the transfer of Duke Energy Carolinas’ membership interests in Spectra Energy Capital to Duke Energy on April 3, 2006, cash payments and reserve reversals for 2006.
(b)	Principally nuclear property insurance and other reserves, included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(c)	Principally insurance related reserves at Bison, tax contingencies, litigation and other reserves, included in Other Current Liabilities, or Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The valuation and reserve amounts above do not include unrecognized tax benefits amounts or deferred tax asset valuation allowance amounts.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2007 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Duke Energy Carolinas’ management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Duke Energy Carolinas’ management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of Deloitte & Touche LLP, Duke Energy Carolinas’ registered independent public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Deloitte & Touche LLP pursuant to temporary rules of the SEC that permit Duke Energy Carolinas to provide only management’s report in this annual report.

PART III

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) for Duke Energy Carolinas, LLC and its subsidiaries for 2007 and 2006:

Type of Fees	FY 2007	FY 2006
	(In millions)
Audit Fees(a)	$2.8	$2.4
Audit-Related Fees(b)	0.4	—
Tax Fees(c)	—	—
All Other Fees(d)	—	—

Total Fees:	$3.2	$2.4

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of Duke Energy Carolinas, LLC consolidated financial statements included in Duke Energy Carolinas, LLC annual report on Form 10-K and review of financial statements included in Duke Energy Carolinas, LLC quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions. Audit Fees also includes fees billed or expected to be billed by Deloitte for professional services for the Duke Energy Carolinas, LLC allocated portion of internal controls work under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations.
(b)	Audit-Related Fees are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of Duke Energy Carolinas, LLC financial statements, including assistance with acquisitions and divestitures, internal control reviews, employee benefit plan audits and general assistance with the implementation of the SEC rules pursuant to the Sarbanes-Oxley Act.
(c)	Tax Fees are fees billed by Deloitte for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.
(d)	All Other Fees are fees billed by Deloitte for any services not included in the first three categories, primarily accounting training and conferences.

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that provides that the independent public accountants are only permitted to provide services to Duke Energy Carolina, LLC that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event that the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the SEC’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in 2007 by the independent public accountant were approved by the Duke Energy Audit Committee pursuant to its pre-approval policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

Duke Energy Carolinas, LLC:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Member’s/Common Stockholders’ Equity and Comprehensive Income for the Years ended December 31, 2007, 2006 and 2005

Notes to the Consolidated Financial Statements

Quarterly Financial Data, as revised (unaudited, included in Note 20 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

(b) Separate Financial Statements of Subsidiaries not Consolidated Pursuant to Rule 3-09 of Regulation S-X:

TEPPCO Partners, L.P.:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and

2003

Notes to Consolidated Financial Statements

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

DCP Midstream, LLC. (formerly Duke Energy Field Services, LLC):

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005

Consolidated Statements of Members’ Equity for the Years Ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule II of DCP Midstream, LLC—Consolidated Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2006 and 2005

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

(c) Exhibits—See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2008

DUKE ENERGY CAROLINAS, LLC (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS

James E. Rogers

Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ DAVID L. HAUSER

David L. Hauser

Group Executive and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG

Steven K. Young

Senior Vice President and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ JAMES E. ROGERS

James E. Rogers

/s/ DAVID L. HAUSER

David L. Hauser

/s/ JAMES L. TURNER

James L. Turner

Date: March 14, 2008

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

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

Genco Assets

On July 15, 2005, we acquired from Texas Genco, LLC (“Genco”) all of its interests in certain companies that own a 90-mile pipeline system and 5.5 million barrels of storage capacity for $62.1 million. We funded the purchase through borrowings under our revolving credit facility. We allocated the purchase price to property, plant and equipment, and we accounted for the acquisition of these assets under the purchase method of accounting. The assets of the purchased companies will be integrated into our Downstream Segment ori-

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

gin infrastructure in Texas City and Baytown, Texas. As a result of this acquisition, we initiated the expansion of refined products origin capabilities in the Houston and Texas City, Texas, areas. The integration and other system enhancements should be in service by the fourth quarter of 2006, at an estimated cost of $45.0 million. The strategic location of these assets, with refined products interconnections to major exchange terminals in the Houston area, will provide significant long-term value to our customers and our Texas Gulf Coast refining and logistics system.

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
Costs and Expenses from DEFS and affiliates(7) (13) (14)
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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

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

As an alternative to using the PPI Index, interstate petroleum products and crude oil pipeline companies may elect to support rate filings by using a cost-of-service methodology, competitive market showings (“Market- Based Rates”) or agreements between shippers and petroleum products and crude oil pipeline companies that the rate is acceptable.

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

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

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

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

The tables below include financial information by reporting segment for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31, 2005
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
Sales of petroleum products	$—	$8,062,131	$—	$8,062,131	$(323)	$8,061,808
Operating revenues	287,191	48,108	211,171	546,470	(3,244)	543,226
Purchases of petroleum products	—	7,989,682	—	7,989,682	(3,244)	7,986,438
Operating expenses, including power	159,784	70,340	58,701	288,825	(323)	288,502
Depreciation and amortization expense	39,403	17,161	54,165	110,729	—	110,729
Gains on sales of assets	(139)	(118)	(411)	(668)	—	(668)

Operating income	88,143	33,174	98,716	220,033	—	220,033
Equity earnings (losses)	(2,984)	23,078	—	20,094	—	20,094
Other income, net	755	156	224	1,135	—	1,135

Earnings before interest from continuing operations	85,914	56,408	98,940	241,262	—	241,262
Discontinued operations	—	—	3,150	3,150	—	3,150

Earnings before interest	$85,914	$56,408	$102,090	$244,412	$—	$244,412

	Year Ended December 31, 2004
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
	(as restated)	(as restated)		(as restated)		(as restated)
Sales of petroleum products	$—	$5,426,832	$—	$5,426,832	$—	$5,426,832
Operating revenues	279,400	49,163	195,902	524,465	(3,207)	521,258
Purchases of petroleum products	—	5,370,234	—	5,370,234	(3,207)	5,367,027
Operating expenses, including power	165,528	60,893	58,967	285,388	—	285,388
Depreciation and amortization expense	43,135	13,130	56,019	112,284	—	112,284
Gains on sales of assets	(526)	(527)		(1,053)	—	(1,053)
Operating income	71,263	32,265	80,916	184,444	—	184,444
Equity earnings (losses)	(6,544)	28,692	—	22,148	—	22,148
Other income, net	787	406	127	1,320	—	1,320
Earnings before interest from continuing operations	65,506	61,363	81,043	207,912	—	207,912
Discontinued operations	—	—	2,689	2,689	—	2,689

Earnings before interest	$65,506	$61,363	$83,732	$210,601	$—	$210,601

TEPPCO PARTNERS, L.P.

Notes To Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2003
	Downstream Segment	Upstream Segment	Midstream Segment	Segments Total	Partnership and Other	Consolidated
	(as restated)	(as restated)		(as restated)		(as restated)
Sales of petroleum products	$—	$3,766,651	$—	$3,766,651	$—	$3,766,651
Operating revenues	266,427	39,564	185,105	491,096	(1,915)	489,181
Purchases of petroleum products	—	3,713,122	—	3,713,122	(1,915)	3,711,207
Operating expenses, including power	151,103	57,314	47,020	255,437	—	255,437
Depreciation and amortization expense	31,620	11,311	57,797	100,728	—	100,728
Gain on sale of assets	—	(3,948)		(3,948)	—	(3,948)

Operating income	83,704	28,416	80,288	192,408	—	192,408
Equity earnings (losses)	(7,384)	20,258	—	12,874	—	12,874
Other income, net	226	306	289	821	(73)	748

Earnings before interest	$76,546	$48,980	$80,577	$206,103	$(73)	$206,030

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
2005:(1)
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
2004:(1)
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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DCP Midstream, LLC and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 7, 2008

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

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

1. General and Summary of Significant Accounting Policies

Basis of Presentation—DCP Midstream, LLC, formerly Duke Energy Field Services, LLC, with its consolidated subsidiaries, us, we, our, or the Company, is a joint venture owned 50% by Duke Energy Corporation, or Duke Energy, and 50% by ConocoPhillips. We operate in the midstream natural gas industry. Our primary operations consist of natural gas gathering, processing, compression, transportation and storage, and natural gas liquid, or NGL, fractionation, transportation, gathering, treating, processing and storage, as well as marketing, from which we generate revenues primarily by trading and marketing natural gas and NGLs. The Second Amended and Restated LLC Agreement dated July 5, 2005, as amended, or the LLC Agreement, limits the scope of our business to the midstream natural gas industry in the United States and Canada, the marketing of NGLs in Mexico, and the transportation, marketing and storage of other petroleum products, unless otherwise approved by our board of directors.

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

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

Reclassifications—Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

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

Inventories—Inventories consist primarily of natural gas and NGLs held in storage for transportation and processing and sales commitments. Inventories are valued at the lower of weighted average cost or market. Transportation costs are included in inventory on the consolidated balance sheets.

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

Classification of Contract	Accounting Method	Presentation of Gains & Losses or Revenue & Expense
Trading Derivatives	Mark-to-market method[a]	Net basis in trading and marketing gains (losses)
Non-Trading Derivatives:
Cash Flow Hedge	Hedge method[b]	Gross basis in the same consolidated statements of operations and comprehensive income category as the related hedged item
Fair Value Hedge	Hedge method[b]	Gross basis in the same consolidated statements of operations and comprehensive income category as the related hedged item
Normal Purchase or Normal Sale	Accrual method[c]	Gross basis upon settlement in the corresponding consolidated statements of operations and comprehensive income category based on purchase or sale
Non-Trading Derivatives	Mark-to-market method[a]	Net basis in trading and marketing gains (losses)
[a]

Mark-to-market—An accounting method whereby the change in the fair value of the asset or liability is recognized in the consolidated statements of operations and comprehensive income in trading and marketing gains (losses) during the current period.

[b]

Hedge method—An accounting method whereby the change in the fair value of the asset or liability is recorded in the consolidated balance sheets as unrealized gains or unrealized losses on mark-to-market and hedging instruments. For cash flow hedges, there is no recognition in the consolidated statements of operations and comprehensive income for the effective portion until the service is provided or the associated delivery period impacts earnings. For fair value hedges, the changes in the fair value of the asset or liability, as well as the offsetting changes in value of the hedged item, are recognized in the consolidated statements of operations and comprehensive income in the same category as the related hedged item.

[c]

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

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

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

Intangible Assets—Intangible assets consist of goodwill, and commodity sales and purchases contracts. Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. Commodity sales and purchases contracts are amortized on a straight-line basis over the term of the contract, ranging from one to 25 years.

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

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

Impairment of Long-Lived Assets, Assets Held for Sale and Discontinued Operations—We evaluate whether the carrying value of long-lived assets, excluding goodwill, has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. We consider various factors when determining if these assets should be evaluated for impairment, including but not limited to:

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

Distributions—Under the terms of the LLC Agreement, we are required to make quarterly distributions to Spectra Energy and ConocoPhillips based on allocated taxable income. The LLC Agreement provides for taxable income to be allocated in accordance with Internal Revenue Code Section 704(c). This Code Section accounts for the variation between the adjusted tax basis and the fair market value of assets contributed to the joint venture. The distribution is based on the highest taxable income allocated to either member with a minimum of each members’ tax, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 50% for both Spectra Energy and ConocoPhillips. Prior to January 2, 2007, the capital accounts were maintained at 50% for both Duke Energy and ConocoPhillips, and prior to July 1, 2005, the capital accounts were maintained at 69.7% for Duke Energy and 30.3% for ConocoPhillips. During the years ended December 31, 2006 and 2005, we paid distributions of $650 million and $389 million, respectively, based on estimated annual taxable income allocated to the members according to their respective ownership percentages at the date the distributions became due.

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

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

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

Revenue Recognition—We generate the majority of our revenues from natural gas gathering, processing, compression, transportation and storage, and natural gas liquid, or NGL, fractionation, transportation, gathering, treating, processing and storage, as well as trading and marketing of natural gas and NGLs.

We obtain access to raw natural gas and provide our midstream natural gas services principally under contracts that contain a combination of one or more of the following arrangements.

•

Fee-based arrangements—Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, compressing, treating, processing, or transporting of natural gas. Our fee-based arrangements include natural gas purchase arrangements pursuant to which we purchase raw natural gas at the wellhead, or other receipt points, at an index related price at the delivery point less a specified amount, generally the same as the fees we would otherwise charge for gathering of raw natural gas from the wellhead location to the delivery point. The revenue we earn is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices. To the extent a sustained decline in commodity prices results in a decline in volumes, however, our revenues from these arrangements would be reduced.

•

Percent-of-proceeds/index arrangements—Under percentage-of-proceeds/index arrangements, we generally purchase natural gas from producers at the wellhead, gather the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas and NGLs at index prices based on published index market prices. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of the residue natural gas and NGLs, or an agreed-upon percentage of the proceeds based on index related prices for the natural gas and the NGLs, regardless of the actual amount of the sales proceeds we receive. Under these types of arrangements, our revenues correlate directly with the price of natural gas and NGLs.

•

Keep-whole arrangements—Under the terms of a keep-whole processing contract, we gather raw natural gas from the producer for processing, market the NGLs and return to the producer residue natural gas with a Btu content equivalent to the Btu content of the raw natural gas gathered. This arrangement keeps the producer whole to the thermal value of the raw natural gas received. Under these types of contracts, we are exposed to the “frac spread.” The frac spread is the difference between the value of the NGLs extracted from processing and the value of the Btu equivalent of the residue natural gas. We benefit in periods when NGL prices are higher relative to natural gas prices.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

Our trading and marketing of natural gas and NGLs, consists of physical purchases and sales, as well as derivative instruments.

We recognize revenue for sales and services under the four revenue recognition criteria, as follows:

Persuasive evidence of an arrangement exists—Our customary practice is to enter into a written contract, executed by both us and the customer.

Delivery—Delivery is deemed to have occurred at the time custody is transferred, or in the case of fee-based arrangements, when the services are rendered. To the extent we retain product as inventory, delivery occurs when the inventory is subsequently sold and custody is transferred to the third party purchaser.

The fee is fixed or determinable—We negotiate the fee for our services at the outset of our fee-based arrangements. In these arrangements, the fees are nonrefundable. For other arrangements, the amount of revenue, based on contractual terms, is determinable when the sale of the applicable product has been completed upon delivery and transfer of custody.

Collectability is probable—Collectability is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers’ financial position (for example, cash position and credit rating) and their ability to pay. If collectability is not considered probable at the outset of an arrangement in accordance with our credit review process, revenue is recognized when the fee is collected.

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

Gas and NGL Imbalance Accounting—Quantities of natural gas or NGLs over-delivered or under-delivered related to imbalance agreements with customers, producers or pipelines are recorded monthly as other receivables or other payables using current market prices or the weighted average prices of natural gas or NGLs at the plant or system. These balances are settled with deliveries of natural gas or NGLs, or with cash. Included in the consolidated balance sheets as accounts receivable—other as of December 31, 2006 and 2005 were imbalances totaling $45 million and $59 million, respectively. Included in the consolidated balance sheets as accounts payable — other, as of December 31, 2006 and 2005 were imbalances totaling $42 million at both periods.

Significant Customers—ConocoPhillips, an affiliated company, was a significant customer in both of the past two years. Sales to ConocoPhillips, including its 50% owned equity method investment, ChevronPhillips Chemical Company LLC, or CP Chem, totaled approximately $2,677 million during 2006 and $2,513 million during 2005.

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

Stock-Based Compensation—Under our 2006 Long Term Incentive Plan, or 2006 Plan, equity instruments may be granted to our key employees. The 2006 Plan provides for the grant of Relative Performance Units, or RPU’s, Strategic Performance Units, or SPU’s, and Phantom Units. Prior to January 2, 2007, each of the above units constitutes a notional unit equal to the weighted average fair value of a common share or unit of ConocoPhillips, Duke Energy and DCP Partners, weighted 45%, 45% and 10%, respectively. Upon the Spectra spin, the 45% weighting attributable to Duke Energy will be valued as one common share of Duke Energy and one-half of one common share of Spectra Energy. The 2006 Plan also provides for the grant of DCP Partners’ Phantom Units, which constitute a notional unit equal to the fair value of DCP Partners’ common units. Each unit provides for the grant of dividend or distribution equivalent rights. The 2006 Plan is administered by the compensation committee of our board of directors. We first granted awards under the 2006 Plan during the second quarter of 2006.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

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

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

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

Accounting for Sales of Units by a Subsidiary—In December 2005, we formed DCP Partners through the contribution of certain assets and investments in unconsolidated affiliates in exchange for common units, subordinated units and a 2% general partner interest. Concurrent with the formation, we sold approximately 58% of DCP Partners to the public, through an initial public offering, for proceeds of approximately $206 million, net of offering costs. We account for sales of units by a subsidiary under Staff Accounting Bulletin No. 51, or SAB 51, “Accounting for Sales of Stock of a Subsidiary.” Under SAB 51, companies may elect, via an accounting policy decision, to record a gain or loss on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the units sold. Under SAB 51, a gain on the sale of subsidiary equity cannot be recognized until multiple classes of outstanding securities convert to common equity. As a result, we have deferred approximately $150 million of gain on sale of common units in DCP Partners as other long-term liabilities in the consolidated balance sheets. We will recognize this gain in earnings upon conversion of all of our subordinated units in DCP Partners to common units.

Income Taxes—We are structured as a limited liability company, which is a pass-through entity for U.S. income tax purposes. We own a corporation that files its own federal, foreign and state corporate income tax returns. The income tax expense related to this corporation is included in our income tax expense, along with state, local, franchise and margin taxes of the limited liability company and other subsidiaries. In addition, until July 1, 2005, we had Canadian subsidiaries that were subject to Canadian income taxes.

We follow the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities.

New Accounting Standards—SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115,” or SFAS 159. In February 2007, the FASB issued SFAS 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for us on January 1, 2008. We have not assessed the impact of SFAS 159 on our consolidated results of operations, cash flows or financial position.

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

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

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

Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108—In September 2006, the SEC issued SAB 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires entities to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on our consolidated results of operations, cash flows or financial position.

2. Acquisitions and Dispositions

Acquisitions

Acquisition of Various Gathering, Transmission and Processing Assets—In the fourth quarter of 2005, we entered into an agreement to purchase certain Federal Energy Regulatory Commission, or FERC, regulated pipeline and compressor station assets in Kansas, Oklahoma and Texas for approximately $50 million. We did not receive regulatory approval from the FERC to purchase the assets as non-jurisdictional gathering, but we are proceeding to file with the FERC for a certificate to operate these assets as intrastate pipeline. This acquisition is expected to close in the second half of 2007.

Acquisition of Additional Equity Interests—In December 2006, we acquired an additional 33.33 % interest in Main Pass Oil Gathering Company, or Main Pass, for approximately $30 million. We now own 66.67% of Main Pass with one other partner. Main Pass is a joint venture whose primary operation is a crude oil gathering pipeline system in the Gulf of Mexico.

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

Dispositions

Disposition of Various Gathering, Transmission and Processing Assets—In December 2005, based upon management’s assessment of the probable disposition of certain plant, gathering and transmission assets, we classified certain of these assets as held for sale, recorded in other non-current assets, consisting primarily of property, plant and equipment totaling $58 million at December 31, 2005. Assets at one location, totaling $48 million as of December 31, 2005, were sold in the first quarter of 2006 for $76 million and we recognized a gain of $28 million. Assets at another location, totaling $9 million as of December 31, 2005, were sold in the first quarter of 2006 for $9 million and we recognized no gain or loss.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

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

Notes To Consolidated Financial Statements—(Continued)

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
ConocoPhillips(a):
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
(a)	Includes ConocoPhillips’ 50% owned equity method investment, CP Chem

Spectra Energy and Duke Energy

Services Agreement—Under a services agreement, Duke Energy and certain of its subsidiaries provided us with various staff and support services, including information technology products and services, payroll, employee benefits, property taxes, media relations, printing and records management. Additionally, we used other Duke Energy services subject to hourly rates, including legal, insurance, internal audit, tax planning, human resources and security departments.

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

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

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

4. Marketable Securities

Short-term and restricted investments—At December 31, 2006 and 2005, we had $437 million and $627 million, respectively, of short-term investments. These instruments are classified as available-for-sale securities under SFAS 115 as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. The carrying value of these instruments approximates their fair value as the interest rates re-set on a daily, weekly or monthly basis.

In July 2005, ConocoPhillips contributed cash of $398 million to our Company. This cash was invested in financial instruments as described above. Under the terms of the amended and restated LLC Agreement, however, proceeds from this contribution were designated for the acquisition or improvement of property, plant and equipment. As this cash was to be used to acquire non-current assets, we had $0 and $264 million, respectively, classified as a long-term asset, as restricted investments, on the consolidated balance sheets at December 31, 2006 and 2005. At December 31, 2006 and 2005, we had restricted investments of $102 million and $100 million, respectively, consisting of collateral for DCP Partners’ term loan.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

5. Inventories

Inventories by category were as follows as of December 31:

	2006	2005
	(millions)
Natural gas held for resale	$34	$43
NGLs	53	67

Total inventories	$87	$110

6. Property, Plant and Equipment

Property, plant and equipment by classification was as follows as of December 31:

	Depreciable Life	2006	2005
		(millions)
Gathering	15 -30 years	$2,641	$2,503
Processing	25 -30 years	1,904	1,840
Transportation	25 - 30 years	1,217	1,223
Underground storage	20 - 50 years	119	103
General plant	3 - 5 years	146	138
Construction work in progress		203	108

		6,230	5,915
Accumulated depreciation		(2,361)	(2,079)

Property, plant and equipment, net		$3,869	$3,836

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

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

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

Discovery Producer Services LLC—Discovery Producer Services LLC, or Discovery, owns and operates a 600 MMcf/d interstate pipeline, a condensate handling facility, a cryogenic gas processing plant, and other gathering assets in deepwater offshore Louisiana. In December 2005, we acquired an additional 6.67% interest in Discovery from Williams Energy, LLC for a purchase price of $13 million, bringing our total ownership to 40%. The deficit between the carrying amount of the investment and the underlying equity of Discovery of $49 million at December 31, 2006, is associated with, and is being depreciated over the life of, the underlying long-lived assets of Discovery.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

Main Pass Oil Gathering Company—In December 2006, we acquired an additional 33.33% interest in Main Pass, a joint venture whose primary operation is a crude oil gathering pipeline system in the Main Pass East and Viosca Knoll Block areas in the Gulf of Mexico. We now own 66.67% of Main Pass with one other partner. Since Main Pass is not a variable interest entity, and we do not have the ability to exercise control, we continue to account for Main Pass under the equity method. The excess of the carrying amount of the investment over the underlying equity of Main Pass of $12 million at December 31, 2006, is associated with, and is being depreciated over the life of, the underlying long-lived assets of Main Pass.

Sycamore Gas System General Partnership—Sycamore Gas System General Partnership, or Sycamore, is a partnership formed for the purpose of constructing, owning and operating a gas gathering and compression system in Carter County, Oklahoma. The excess of the carrying amount of the investment over the underlying equity of Sycamore of $9 million at December 31, 2006, is associated with, and is being depreciated over the life of, the underlying long-lived assets of Sycamore.

Mont Belvieu I—Mont Belvieu I owns a 150 MBbl/d fractionation facility in the Mont Belvieu, Texas Market Center. The deficit between the carrying amount of the investment and the underlying equity of Mont Belvieu I of $11 million at December 31, 2006, is associated with, and is being depreciated over the life of, the underlying long-lived assets of Mont Belvieu I.

Tri-States NGL Pipeline, LLC—Tri-States NGL Pipeline, LLC, or Tri-States, owns 169 miles of NGL pipeline, extending from a point near Mobile Bay, Alabama to a point near Kenner, Louisiana. The deficit between the carrying amount of the investment and the underlying equity of Tri-States of $3 million at December 31, 2006, is associated with, and is being depreciated over the life of, the underlying long-lived assets of Tri-States. We own less than 20% interest in this Partnership, however, we exercise significant influence, therefore, this investment is accounted for under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Black Lake Pipe Line Company—Black Lake Pipe Line Company, or Black Lake, owns a 317 mile long NGL pipeline, with a current capacity of approximately 40 MBbl/d. The pipeline receives NGLs from a number of gas plants in Louisiana and Texas. The NGLs are transported to Mont Belvieu fractionators. The deficit between the carrying amount of the investment and the underlying equity of Black Lake of $7 million at December 31, 2006, is associated with, and is being depreciated over the life of, the underlying long-lived assets of Black Lake.

Fox Plant, LLC—In May 2006, we purchased the remaining 50% interest in Fox Plant, LLC, a limited liability company formed for the purpose of constructing, owning, and operating a gathering facility and gas processing plant in Carter County, Oklahoma. Subsequent to May 2006, Fox Plant, LLC was accounted for as a consolidated subsidiary. Fox Plant, LLC is included in other unconsolidated affiliates in the above table as of December 31, 2005.

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

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

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

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

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

The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The following table summarizes changes in the asset retirement obligation, included in other long-term liabilities in the consolidated balance sheets, for the years ended December 31:

	2006	2005
	(millions)
Balance as of January 1	$50	$57
Accretion expense	3	3
Liabilities incurred	—	1
Liabilities settled	(1)	—
Distribution of Canadian business to Duke Energy	—	(10)
Other	—	(1)

Balance as of December 31	$52	$50

11. Financing

Long-term debt was as follows at December 31:

	Principal/Discount
	2006	2005
	(millions)
Debt securities:
Issued November 2001, interest at 5.750% payable semiannually, due November 2006	$—	$300
Issued August 2000, interest at 7.875% payable semiannually, due August 2010	800	800
Issued January 2001, interest at 6.875% payable semiannually, due February 2011	250	250
Issued October 2005, interest at 5.375% payable semiannually, due October 2015	200	200
Issued August 2000, interest at 8.125% payable semiannually, due August 2030	300	300
Issued October 2006, interest at 6.450% payable semiannually, due November 2036	300	—
DCP Partners’ credit facility revolver, weighted average interest rate of 5.86% at December 31, 2006, due December 2010	168	110
DCP Partners’ credit facility term loan, interest rate of 5.47% at December 31, 2006, due December 2010	100	100
Fair value adjustments related to interest rate swap fair value hedges(a)	4	7
Unamortized discount	(7)	(7)
Current portion of long-term debt	—	(300)

Long-term debt	$2,115	$1,760

(a) See Note 12 for further discussion.

Debt Securities—In October 2006, we issued $300 million principal amount of 6.45% Senior Notes due 2036, or the 6.45% Notes, for proceeds of approximately $297 million (net of related offering costs). The 6.45% Notes mature and become due and payable on November 3, 2036. We will pay interest semiannually on May 3 and November 3 of each year, commencing May 3, 2007. The proceeds from this offering were used to repay our 5.75% Senior Notes that matured on November 15, 2006.

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

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

Credit Facilities with Financial Institutions—On April 29, 2005, we entered into a credit facility, or the Facility, to replace a $250 million 364-day facility that was terminated on April 29, 2005. The Facility is used to support our commercial paper program, and for working capital and other general corporate purposes. In December 2005, we amended the Facility to amend the definition of consolidated capitalization to include minority interest, which is referred to in these financial statements as non-controlling interest. In October 2006, we amended the Facility to modify the change of control provisions to allow for the Spectra spin, to extend the maturity April 29, 2012, to amend the pricing, to remove the interest coverage covenant and to incorporate other minor revisions. Any outstanding borrowings under the Facility at maturity may, at our option, be converted to an unsecured one-year term loan. The Facility is a $450 million revolving credit facility, all of which can be used for letters of credit. The Facility requires us to maintain at all times a debt to total capitalization ratio of less than or equal to 60%. Draws on the Facility bear interest at a rate equal to, at our option and based on our current debt rating, either (1) LIBOR plus 0.35% per year for the initial 50% usage or LIBOR plus 0.45% per year if usage is greater than 50% or (2) the higher of (a) the Wachovia Bank prime rate per year and (b) the Federal Funds rate plus 0.5% per year. The Facility incurs an annual facility fee of 0.1% based on our credit rating on the drawn and undrawn portions. As of December 31, 2006, there were no borrowings or commercial paper outstanding, and there was approximately $5 million in letters of credit drawn against the Facility. As of December 31, 2005, there were no borrowings or commercial paper outstanding, and there were no letters of credit drawn against the Facility.

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

12. Risk Management and Hedging Activities, Credit Risk and Financial Instruments

Commodity price risk—Our principal operations of gathering, processing, compression, transportation and storage of natural gas, and the accompanying operations of fractionation, transportation, gathering, treating, processing, storage and trading and marketing of NGLs create commodity price risk exposure due to market fluctuations in commodity prices, primarily with respect to the prices of NGLs,

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

natural gas and crude oil. As an owner and operator of natural gas processing and other midstream assets, we have an inherent exposure to market variables and commodity price risk. The amount and type of price risk is dependent on the underlying natural gas contracts entered into to purchase and process raw natural gas. Risk is also dependent on the types and mechanisms for sales of natural gas and NGLs, and related products produced, processed, transported or stored.

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

Interest rate risk—We enter into debt arrangements that have either fixed or floating rates, therefore we are exposed to market risks related to changes in interest rates. We periodically use interest rate swaps to hedge interest rate risk associated with our debt. Our primary goals include (1) maintaining an appropriate ratio of fixed-rate debt to floating-rate debt; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates based on historical rates.

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

Commodity hedging strategies—Historically, we have used commodity cash flow hedges, as specifically defined in SFAS 133, to reduce the potential negative impact that commodity price changes could have on our earnings and our ability to adequately plan for cash needed for debt service, capital expenditures and tax distributions. Our current strategy is to use cash flow hedges only for commodity price risk related to DCP Partners’ operations. Some of the assets operated by DCP Partners generate cash flows that are subject to volatility from fluctuating commodity prices. As a publicly traded master limited partnership, an important component of the strategy of DCP Partners is to generate consistent cash flow from its operations in order to pay distributions to its unitholders. For operations other than those of DCP Partners, we do not currently anticipate using cash flow hedges in the near future, because management believes cash flows will be sufficient to fund our business.

Commodity cash flow hedges—We have executed a series of derivative financial instruments, which have been designated as cash flow hedges of the price risk associated with forecasted sales of natural gas, NGLs and condensate through 2010, and the price risk associated with forecasted sales of condensate during 2011, related to assets of DCP Partners. Because of the strong correlation between NGL prices and crude oil prices, and the lack of liquidity in the NGL financial market, we have used crude oil swaps to hedge NGL price risk.

For the year ended December 31, 2006, amounts recognized as comprehensive income in the consolidated statements of operations and comprehensive income for changes in the fair value of these hedge instruments were gains of $4 million, and amounts recognized for the effects of any ineffectiveness were insignificant for the year ended December 31, 2006. For the year ended December 31,

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

2005, amounts recognized in the consolidated statements of operations and comprehensive income for changes in the fair value of these hedge instruments and for the effects of any ineffectiveness were not significant. During the year ended December 31, 2006, we reclassified $1 million in net gains (net of minority interest of $2 million) to the consolidated statements of operations and comprehensive income as a result of settlements. No derivative gains or losses were reclassified from AOCI to current period earnings as a result of a change in the probability of forecasted transactions occurring, which would cause us to discontinue hedge treatment. The deferred balance in AOCI was a gain of $3 million at December 31, 2006, and was insignificant at December 31, 2005. As of December 31, 2006, $1 million of deferred net gains on derivative instruments in AOCI are expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings; however, due to the volatility of the commodities markets, the corresponding value in AOCI is subject to change prior to its reclassification into earnings.

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

Interest rate cash flow hedges—During 2006, DCP Partners entered into interest rate swap agreements to convert $125 million of the indebtedness on their revolving credit facility to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. All interest rate swaps expire on December 7, 2010 and re-price prospectively approximately every 90 days. The differences to be paid or received under the interest rate swap agreements are recognized as an adjustment to interest expense. The interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation. The effective portions of changes in fair value are recognized in AOCI in the accompanying consolidated balance sheets. For the year ended December 31, 2006, amounts recognized in the consolidated statements of operations and comprehensive income for changes in the fair value of these hedge instruments were not significant, and there was no ineffectiveness recorded for the year ended December 31, 2006. At December 31, 2006, the gains deferred in AOCI related to these swaps were insignificant. At December 31, 2006, the amount of deferred net gains on derivative instruments in AOCI that are expected to be reclassified into earnings during the next 12 months as the hedged transactions occur are insignificant; however, due to the volatility of the interest rate markets, the corresponding value in AOCI is subject to change prior to its reclassification into earnings.

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

Commodity derivatives—trading and marketing—Our trading and marketing program is designed to realize margins related to fluctuations in commodity prices and basis differentials, and to maximize the value of certain storage and transportation assets. Certain of our subsidiaries are engaged in the business of trading energy related products and services including managing purchase and sales

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

portfolios, storage contracts and facilities, and transportation commitments for products. These energy trading operations are exposed to market variables and commodity price risk with respect to these products and services, and may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. We manage our trading and marketing portfolio with strict policies, which limit exposure to market risk, and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate daily value at risk.

13. Stock-Based Compensation

DCP Midstream, LLC Long-Term Incentive Plan, or 2006 Plan—Relative Performance Units—RPU’s generally cliff vest at the end of eight years, consisting of a three year performance period and a five year deferral period. The number of RPU’s that will ultimately vest range from 0% to 200% of the outstanding RPU’s, depending on the achievement of specified performance targets over a three year period ending on December 31, 2008. The final performance payout is determined by the compensation committee of our board of directors. At the end of the performance period, based on the market value of the RPU’s, we will create an account for each grantee in our deferred compensation plan. Payment of the grantee’s deferred compensation account will occur after a five year deferral period, the value of which is based on the value of the participant’s investment elections during the deferral period. Each RPU includes a dividend or distribution equivalent right, which will be paid in cash at the end of the performance period. Expense related to the RPUs for the year ended December 31, 2006, was not significant. At December 31, 2006, there was approximately $1 million of unrecognized compensation expense related to the RPU’s, which was calculated using an estimated forfeiture rate of 64%, and is expected to be recognized over a weighted-average period of 7.0 years. The following tables presents information related to RPUs:

	Units	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at December 31, 2005	—	$—
Granted	44,080	$42.89

Outstanding at December 31, 2006	44,080	$42.89	$50.78

Expected to vest	15,869	$42.89	$50.78

Strategic Performance Units—SPU’s generally cliff vest at the end of three years. The number of SPU’s that will ultimately vest range from 0% to 150% of the outstanding SPU’s, depending on the achievement of specified performance targets over a three year period ending on December 31, 2008. The final performance payout is determined by the compensation committee of our board of directors. Each SPU includes a dividend or distribution equivalent right, which will be paid in cash at the end of the performance period. Expense related to the SPUs for the year ended December 31, 2006, was approximately $1 million. At December 31, 2006 there was approximately $3 million of unrecognized compensation expense related to the SPU’s, which was calculated using estimated forfeiture rates ranging from 12% to 32%, and is expected to be recognized over a weighted-average period of 2.0 years. The following tables presents information related to SPUs:

	Units	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at December 31, 2005	—	$—
Granted	84,960	$42.92

Outstanding at December 31, 2006	84,960	$42.92	$50.78

Expected to vest	65,949	$42.92	$50.78

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

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

Phantom Units—Phantom Units generally cliff vest at the end of five years. Each Phantom Unit includes a dividend or distribution equivalent right, which is paid quarterly in arrears. Expense related to the Phantom Units for the year ended December 31, 2006, was not significant. At December 31, 2006 there was approximately $1 million of unrecognized compensation expense related to the Phantom Units, which was calculated using an estimated forfeiture rate of 19%, and is expected to be recognized over a weighted-average period of 4.0 years. The following table presents information related to Phantom Units:

	Units	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at December 31, 2005	—	$—
Granted	17,460	$42.95

Outstanding at December 31, 2006	17,460	$42.95	$50.78

Expected to vest	14,143	$42.95	$50.78

DCP Partners’ Phantom Units—The DCP Partners’ Phantom Units constitute a notional unit equal to the fair value of a common unit of DCP Partners, which generally cliff vest at December 31, 2008. Each DCP Partners’ Phantom Unit includes a distribution equivalent right, which is paid quarterly in arrears. Expense related to the DCP Partners’ Phantom Units for the year ended December 31, 2006, was not significant. At December 31, 2006 there was approximately $1 million of unrecognized compensation expense related to the DCP Partners’ Phantom Units, which was calculated using estimated forfeiture rates ranging from 12% to 32%, and is expected to be recognized over a weighted-average period of 2.0 years. The following table presents information related to the DCP Partners’ Phantom Units:

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

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

DCP Partners’ Long-Term Incentive Plan, or DCP Partners’ Plan—Performance Units—Performance Units generally cliff vest at the end of a three year performance period. The number of Performance Units that will ultimately vest range from 0% to 150% of the outstanding Performance Units, depending on the achievement of specified performance targets over a three year period ending on December 31, 2008. The final performance percentage payout is determined by the compensation committee of DCP Partners’ board of directors. Each Performance Unit includes a distribution equivalent right, which will be paid in cash at the end of the performance period. Expense related to the Performance Units for the year ended December 31, 2006, was not significant. At December 31, 2006, there was approximately $1 million of unrecognized compensation expense related to the Performance Units, which is expected to be recognized over a weighted-average period of 2.0 years. The following tables presents information related to the Performance Units:

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

Phantom Units—Of the Phantom Units, 16,700 units will vest upon the three year anniversary of the grant date and 8,000 units vest ratably over three years. Each Phantom Unit includes a distribution equivalent right which is paid quarterly in arrears. Expense related to the Phantom Units for the year ended December 31, 2006, was not significant. At December 31, 2006, estimated unrecognized compensation expense related to the Phantom Units was not significant. The following tables presents information related to the Phantom Units:

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

Duke Energy 1998 Plan—Under its 1998 Plan, Duke Energy granted certain of our key employees stock options, phantom stock awards, stock-based performance awards and other stock awards to be settled in shares of Duke Energy’s common stock. Upon execution of the 50-50 Transaction in July 2005, our employees incurred a change in status from Duke Energy employees to non-employees. As a result, we ceased accounting for these awards under APB 25 and FIN 44, and began accounting for these awards in accordance with EITF 96-18, using the fair value method prescribed in SFAS 123. No awards have been and we do not expect to settle any awards granted under the 1998 Plan with cash.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

Stock Options—Under the 1998 Plan, the exercise price of each option granted could not be less than the market price of Duke Energy’s common stock on the date of grant. Vesting periods range from immediate to four years with a maximum option term of 10 years. Effective July 1, 2005, these options were accounted for in accordance with EITF 96-18, using the fair value method prescribed in SFAS 123. As a result, compensation expense subsequent to July 1, 2005, is recognized based on the change in the fair value of the stock options at each reporting date until vesting.

The following tables show information regarding options to purchase Duke Energy’s common stock granted to our employees.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2005	2,592,567	$29.46	5.2
Exercised	(367,088)	$21.15
Forfeited	(124,417)	$29.96

Outstanding at December 31, 2006	2,101,062	$30.89	4.1	$12

Exercisable at December 31, 2006	1,941,212	$32.30	4.0	$9
Expected to vest	155,630	$13.77	6.2	$3

The total intrinsic value of options exercised during the year ended December 31, 2006 and 2005, was approximately $3 million and $2 million, respectively. As of December 31, 2006, all compensation expense related to these awards has been recognized.

There were no options granted during the years ended December 31, 2006 or 2005.

Stock-Based Performance Awards—Stock-based performance awards outstanding under the 1998 Plan vest over three years if certain performance targets are achieved. Duke Energy awarded 160,910 shares during the year ended December 31, 2005. There were no stock-based performance awards granted during the year ended December 31, 2006.

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

Phantom Stock Awards—Phantom stock awards outstanding under the 1998 Plan vest over periods from one to five years. Duke Energy awarded 128,850 shares during the year ended December 31, 2005. There were no phantom stock awards granted during the year ended December 31, 2006.

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

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

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

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

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

General Insurance—In 2005, we carried all of our insurance coverage with an affiliate of Duke Energy. Beginning in 2006, we elected to carry only property and excess liability insurance coverage with an affiliate of Duke Energy and an affiliate of ConocoPhillips, however, effective August 2006, we no longer carry insurance coverage with an affiliate of Duke Energy. Our remaining insurance coverage is with an affiliate of ConocoPhillips and a third party insurer. Our insurance coverage includes (1) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from our operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

liabilities to third parties for bodily injury and property damage, and (4) property insurance covering the replacement value of all real and personal property damage, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and business interruption/extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations. Property insurance deductibles are currently $1 million for onshore or non-hurricane related incidents or up to $5 million per occurrence for hurricane related incidents. We also maintain excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Casualty insurance deductibles are currently $1 million per occurrence. The cost of our general insurance coverages increased over the past year reflecting the adverse conditions of the insurance markets.

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

Notes To Consolidated Financial Statements—(Continued)

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

18. Subsequent Events

During the year ended December 31, 2007, we distributed $1,364 million to Spectra Energy and ConocoPhillips, and DCP Partners distributed $44 million to its unitholders. On January 24, 2008, DCP Partners announced the declaration of a cash distribution of $0.57 per unit, payable on February 14, 2008, to unitholders of record on February 7, 2008.

In September 2007, we issued $450 million principal amount of 6.75% Senior Notes due 2037, or the 6.75% Notes, for proceeds of approximately $444 million (net of related offering costs). The 6.75% Notes mature and become due and payable on September 15, 2037. We will pay interest semiannually on March 15 and September 15 of each year, commencing March 15, 2008. The proceeds of this offering were used to fund the Momentum Energy Group, Inc. or MEG, acquisition.

On August 29, 2007, we acquired the stock of MEG for approximately $635 million plus closing adjustments of approximately $8 million. MEG owns assets in the Fort Worth, Piceance and Powder River producing basins. Concurrent with this transaction, DCP Partners acquired certain subsidiaries of MEG from us for $165 million plus closing adjustments of approximately $10 million, subject to final closing adjustments. These subsidiaries of MEG own assets in the Piceance Basin, including a 70% operated interest in the 31-mile Collbran Valley Gas Gathering joint venture in western Colorado, assets in the Powder River Basin, including the 1,324-mile Douglas gas gathering system, and other facilities in Wyoming. We ultimately funded our portion of this acquisition with the 6.75% Notes, as well as cash on hand. DCP Partners financed this transaction with $120 million of revolver and term loan borrowings under DCP Partners’ Amended Credit Agreement, the issuance of approximately $100 million of common units through a private placement (described in the next sentence) with certain institutional inventors and cash on hand. In August 2007, DCP Partners sold 2,380,952 common limited partner units in a private placement, pursuant to a common unit purchase agreement with private owners of MEG or affiliates of such owners, at $42.00 per unit, or approximately $100 million in the aggregate.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

Notes To Consolidated Financial Statements—(Continued)

Years Ended December 31, 2006 and 2005

In July 2007, we contributed to DCP Partners a 25% limited liability company interest in DCP East Texas Holdings, LLC, our 40% limited liability company interest in Discovery Producer Services LLC, and a derivative instrument, for aggregate consideration of $244 million in cash, including $1 million for net working capital and other adjustments, $27 million in common units and $1 million in general partner equivalent units. We own the remaining 75% limited liability company interest in East Texas Holdings, LLC, while third parties still own the other 60% limited liability interest in Discovery Producer Services LLC. DCP Partners financed the cash portion of this transaction with borrowings under DCP Partners’ existing credit agreement. We will continue to operate these assets and these assets will continue to be included in our financial statements, along with DCP Partners.

In June 2007, DCP Partners entered into a private placement agreement with a group of institutional investors for $130 million, representing 3,005,780 common limited partner units at a price of $43.25 per unit, and received proceeds of $129 million, net of offering costs. DCP Partners used a portion of the net proceeds of this private placement to pay down a portion of the debt associated with the acquisition from Anadarko Petroleum Corporation of assets in southern Oklahoma, and used the remaining portion of the net proceeds to fund future capital expenditures, including the MEG acquisition.

In June 2007, DCP Partners entered into an Amended and Restated Credit Agreement, or DCP Partners’ Amended Credit Agreement, which amended DCP Partners’ Credit Agreement. This new 5-year DCP Partners’ Amended Credit Agreement consists of a $600 million revolving credit facility and a $250 million term loan facility, and matures on June 21, 2012. The amendment also improved pricing and certain other terms and conditions of DCP Partners’ Credit Agreement.

In May 2007, DCP Partners acquired certain gathering and compression assets located in southern Oklahoma, as well as related commodity purchase contracts, from Anadarko Petroleum Corporation for approximately $181 million.

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

On January 1, 2007, we changed our name from Duke Energy Field Services, LLC to DCP Midstream, LLC, to coincide with the Spectra spin.

DCP MIDSTREAM, LLC

(formerly Duke Energy Field Services, LLC)

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2006 and 2005

	Increases
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts(b)	Deductions(c)	Balance at End of Period
	($ in millions)
December 31, 2006
Allowance for doubtful accounts	$4	$—	$—	$(1)	$3
Environmental	13	3	—	(4)	12
Litigation	5	6	—	(2)	9
Other(a)	6	—	—	(2)	4

	$28	$9	$—	$(9)	$28

December 31, 2005
Allowance for doubtful accounts	$4	$1	$—	$(1)	$4
Environmental	17	5	—	(9)	13
Litigation	8	1	2	(6)	5
Other(a)	8	11	(2)	(11)	6

	$37	$18	$—	$(27)	$28

(a)	Principally consists of other contingency reserves, which are included in other current liabilities.
(b)	Consists of other contingency and litigation reserves reclassified between accounts.
(c)	Principally consists cash payments, collections, reserve reversals and liabilities settled.

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

Exhibit Number
2.1	Agreement and Plan of Merger, dated as of May 8, 2005, as amended as of July 11, 2005, as of October 3, 2005 and as of March 30, 2006, by and among the registrant, Deer Holding Corp., Cinergy Corp., Deer Acquisition Corp., and Cougar Acquisition Corp. (filed in Form 8-K of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.), File No. 1-32853, April 4, 2006, as Exhibit 2.1).

3.1	Articles of Organization Including Articles of Conversion (filed with Form 8-K of registrant, File No. 1-4928, April 7, 2006, as exhibit 3.1).

3.1.1	Amended Certificate of Incorporation, effective October 1, 2006 (filed with the Form 10-Q of the registrant for the quarter ended September 30, 2006, File No. 1-4928, as exhibit 3.1).

3.2	Limited Liability Company Operating Agreement (filed with Form 8-K of registrant, File No. 1-4928, April 7, 2006, as exhibit 3.2).

10.1	Purchase and Sale Agreement dated as of January 8, 2006, by and among Duke Energy Americas, LLC, and LSP Bay II Harbor Holding, LLC (filed with Form 10-Q of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.) for the quarter ended March 31, 2006, File No. 1-32853, as exhibit 10.2).

10.1.1	Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC (filed with Form 10-Q of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.) for the quarter ended March 31, 2006, File No. 1-32853, as exhibit 10.2.1).

10.2	Fifteenth Supplemental Indenture, dated as of April 3, 2006, among the registrant, Duke Energy and JPMorgan Chase Bank, N.A. (as successor to Guaranty Trust Company of New York), as trustee (the “Trustee”), supplementing the Senior Indenture, dated as of September 1, 1998, between Duke Power Company LLC (formerly Duke Energy Corporation) and the Trustee (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, August 9, 2006, as exhibit 10.1).

10.3	Amendment No. 1 to the Twelfth Supplemental Indenture, dated as of April 1, 2006 (“Amendment No. 1”), among the registrant, Duke Energy and the Trustee, which amends the Twelfth Supplemental Indenture, dated as of May 7, 2003, between the registrant and the Trustee, pursuant to which the Convertible Notes were issued (filed with the Form 10-Q of the registrant for the quarter ended June 30, 2006, File No. 1-4928, as exhibit 10.3).

10.4	Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, August 9, 2006, as exhibit 10.15).

E-1

PART IV

Exhibit Number
10.5	Agreement with Dynegy, Inc. and Rockingham Power, L.L.C. to acquire an approximately 825 megawatt power plant located in Rockingham County, N.C. for approximately $195 million (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, May 25, 2006, as exhibit 10.1).

10.6	Amended and Restated Credit Agreement, dated June 29, 2006, among Duke Power Company LLC, The Banks Listed Herein, Citibank N.A., as Administrative Agent, and Banc of America, N.A., as Syndication Agent (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, August 9, 2006, as exhibit 10.20).

10.6.1	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed with the Form 8-K of the registrant, July 5, 2007, File No. 1-4928, as Exhibit 10.1).

10.7	Asset Purchase Agreement by and Between Saluda River Electric Cooperative, Inc., as Seller, and Duke Energy Carolinas, LLC, as Purchaser, dated December 20, 2006 (filed with the Form 8-K of the registrant, File No. 1-4928, December 27, 2006, as exhibit 10.1).

10.8	Settlement between Duke Energy Corporation, Duke Energy Carolinas, LLC and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the U.S. Department of Energy dated as of March 6, 2007 (filed with the Form 8-K of the registrant, File No. 1-4928, March 12, 2007, as item 8.01).

10.9	Engineering, Procurement and Construction Agreement, dated July 11, 2007, by and between Duke Energy Carolinas, LLC and Stone &Webster National Engineering P.C. (filed with the Form 10-Q of the registrant, November 13, 2007, File No. 1-4928, as Exhibit 10.1). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

*12	Computation of Ratio of Earnings to Fixed Charges.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Independent Registered Public Accounting Firm.

*23.3	Consent of Independent Auditors.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.

E-2