Form 10-Q/A
period 2007-09-30
Duke Energy Carolinas, LLC
filed 2008-05-13
CIK 30371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelarated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

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

EXPLANATORY NOTE

This Amendment to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 is being filed for the purpose of revising the description of an exhibit previously listed in the exhibit index. No other changes are being made by means of this Amendment.

PART II

Item 6.	Exhibits

(a)	Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

Exhibit Number
10.1	Engineering, Procurement and Construction Agreement, dated July 11, 2007, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (filed with Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.2) (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY CAROLINAS, LLC

Date: May 13, 2008	/s/ DAVID L. HAUSER
David L. Hauser
Group Executive and Chief Financial Officer

Date: May 13, 2008	/s/ STEVEN K. YOUNG
Steven K. Young
Senior Vice President and Controller