Form 10-Q
period 2008-03-31
Duke Energy Carolinas, LLC
filed 2008-05-14
CIK 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 Or

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

MARCH 31, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State and federal legislative and regulatory initiatives and rulings that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Carolinas, LLC (Duke Energy Carolinas) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Carolinas’ operations, including the economic, operational and other effects of hurricanes, ice storms, droughts and tornados;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation facilities;
•

The results of financing efforts, including Duke Energy Carolinas’ ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Energy Carolinas’ credit ratings and general economic conditions;

•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Energy Carolinas for Duke Energy Corporation’s defined benefit pension plans;
•	The level of creditworthiness of counterparties to Duke Energy Carolinas’ transactions;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	Growth in opportunities for Duke Energy Carolinas’ business, including the timing and success of efforts to develop power and other projects; and
•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements

	Three Months Ended March 31,
	2008	2007
Operating Revenues-Regulated Electric	$1,384	$1,333
Operating Expenses
Fuel used in electric generation and purchased power	407	348
Operation, maintenance and other	407	385
Depreciation and amortization	186	233
Property and other taxes	77	80
Total operating expenses	1,077	1,046
Gains on Sales of Other Assets and Other, net	—	1
Operating Income	307	288
Other Income and Expenses, net	25	7
Interest Expense	79	73
Income Before Income Taxes	253	222
Income Tax Expense	85	76
Net Income	$168	$146

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$108	$21
Receivables (net of allowance for doubtful accounts of $5 at March 31, 2008 and $6 at December 31, 2007)	682	783
Inventory	577	590
Other	160	169
Total current assets	1,527	1,563
Investments and Other Assets
Nuclear decommissioning trust funds	1,818	1,929
Other	1,389	1,323
Total investments and other assets	3,207	3,252
Property, Plant and Equipment
Cost	25,446	24,593
Less accumulated depreciation and amortization	9,766	9,227
Net property, plant and equipment	15,680	15,366
Regulatory Assets and Deferred Debits
Deferred debt expense	186	184
Regulatory assets related to income taxes	417	408
Other	647	531
Total regulatory assets and deferred debits	1,250	1,123
Total Assets	$21,664	$21,304

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	March 31, 2008	December 31, 2007
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$753	$822
Notes payable and commercial paper	—	150
Taxes accrued	121	106
Interest accrued	94	73
Current maturities of long-term debt	510	810
Other	333	373
Total current liabilities	1,811	2,334
Long-term Debt	5,280	4,583
Deferred Credits and Other Liabilities
Deferred income taxes	2,255	2,262
Investment tax credits	124	126
Asset retirement obligations	2,346	2,306
Other	3,059	3,060
Total deferred credits and other liabilities	7,784	7,754
Commitments and Contingencies
Member’s Equity
Member’s equity	6,822	6,654
Accumulated other comprehensive loss	(33)	(21)
Total member’s equity	6,789	6,633
Total Liabilities and Member’s Equity	$21,664	$21,304

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$168	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	224	251
Gains on sales of equity investments and other assets	—	(1)
Deferred income taxes	6	(34)
Equity in earnings of unconsolidated affiliates	—	1
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(3)
Receivables	145	(214)
Inventory	16	(43)
Other current assets	75	103
Increase (decrease) in
Accounts payable	14	(147)
Taxes accrued	15	36
Other current liabilities	(26)	(60)
Other, assets	(20)	204
Other, liabilities	4	54
Net cash provided by operating activities	621	293
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(596)	(467)
Investment expenditures	—	(1)
Purchases of available-for-sale securities	(9,078)	(2,561)
Proceeds from sales and maturities of available-for-sale securities	8,903	2,700
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	—	2
Purchases of emission allowances	—	(8)
Change in restricted cash	(1)	10
Other	(3)	(2)
Net cash used in investing activities	(775)	(327)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	898	—
Payments for the redemption of long-term debt	(501)	(1)
Notes payable and commercial paper	(150)	18
Other	(6)	—
Net cash provided by financing activities	241	17
Net increase (decrease) in cash and cash equivalents	87	(17)
Cash and cash equivalents at beginning of period	21	38
Cash and cash equivalents at end of period	$108	$21

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$167	$149

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Income (Loss)
	Member’s Equity	Net Losses on Cash Flow Hedges	Other	Total
Balance December 31, 2006	$5,984	$(4)	$—	$5,980
Net income	146	—	—	146
Other Comprehensive Income
Reclassification into earnings from cash flow hedges(a)	—	(3)	—	(3)

Total comprehensive income				143
Balance March 31, 2007	$6,130	$(7)	$—	$6,123

Balance December 31, 2007	$6,654	$(21)	$—	$6,633
Net income	168	—	—	168
Other Comprehensive Income
Net unrealized losses on cash flow hedges(b)	—	(8)	—	(8)
Reclassification into earnings from cash flow hedges(a)	—	(1)	—	(1)
Unrealized loss on investments in auction rate securities(c)	—	—	(3)	(3)

Total comprehensive income				156
Balance March 31, 2008	$6,822	$(30)	$(3)	$6,789

(a)	Reclassification into earnings from cash flow hedges, net of $0 tax benefit in 2008 and $1 tax benefit in 2007.
(b)	Net unrealized losses on cash flow hedges, net of $5 tax benefit in 2008.
(c)	Net of $2 tax benefit in 2008.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Carolinas, LLC (Duke Energy Carolinas), a wholly owned subsidiary of Duke Energy Corp. (Duke Energy), generates, transmits, distributes and sells electricity in North Carolina and South Carolina. These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Carolinas, as well as Duke Energy Carolinas’ 12.5% undivided interest in the Catawba Nuclear Station.

These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for annual financial statements. Because the interim Consolidated Financial Statements and Notes do not include all of the information and footnotes required by GAAP for annual financial statements, the Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Carolinas’ Form 10-K for the year ended December 31, 2007.

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

Use of Estimates. To conform with GAAP in the U.S., management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue per kilowatt hour for all customer classes to the number of estimated kilowatt hours delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy Carolinas’ Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, were approximately $182 million and $221 million, respectively.

Other Current and Non-Current Liabilities. At March 31, 2008 and December 31, 2007, approximately $1,518 million and $1,528 million, respectively, of regulatory liabilities associated with asset removal costs are included in Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. At March 31, 2008, this balance exceeded 5% of total liabilities. Also see “Asbestos-related Injuries and Damages Claims” in Note 10 for additional amounts that exceeded 5% of total liabilities.

2. Business Segments

Duke Energy Carolinas operates one business segment, Franchised Electric, which is considered a reportable business segment under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Franchised Electric generates, transmits, distributes and sells electricity and conducts operations through Duke Energy Carolinas, which consists of the regulated electric utility business in North Carolina and South Carolina. Duke Energy Carolinas’ chief operating decision maker regularly reviews financial information about the business segment in deciding how to allocate resources and evaluate performance. There is no aggregation within Franchised Electric.

The remainder of Duke Energy Carolinas’ operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate governance costs, as well as a management fee charged by an unconsolidated affiliate (see Note 11).

Accounting policies for Duke Energy Carolinas’ segment are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy Carolinas’ Annual Report on Form 10-K for the year ended December 31, 2007. Management evaluates segment performance based on earnings before interest and taxes from continuing operations, after deducting minority interest expense related to those profits (EBIT).

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes, and is net of the minority interest expense related to those profits.

Cash, cash equivalents and investments in marketable securities are managed centrally by Duke Energy, so the associated realized and unrealized gains and losses from foreign currency transactions, if any, and interest and dividend income on cash, cash equivalent and investment balances are excluded from segment EBIT.

Business Segment Data

	Unaffiliated Revenues	Segment EBIT / Consolidated Income Before Income Taxes	Depreciation and Amortization(a)
Three Months Ended March 31, 2008
Franchised Electric	$1,384	$382	$186

Total reportable segment	1,384	382	186
Other	—	(57)	—
Interest expense	—	(79)	—
Interest income	—	7	—

Total consolidated	$1,384	$253	$186

Three Months Ended March 31, 2007
Franchised Electric	$1,333	$355	$233

Total reportable segment	1,333	355	233
Other	—	(61)	—
Interest expense	—	(73)	—
Interest income	—	1	—

Total consolidated	$1,333	$222	$233

(a)	As a result of the 2007 North Carolina rate review, Duke Energy Carolinas ceased Clean Air amortization on December 31, 2007. See Note 9 for additional information.

Segment Assets

At March 31, 2008 and December 31, 2007, all of Duke Energy Carolinas’ segment assets are owned by its only reportable business segment, Franchised Electric.

3. Stock-Based Compensation

Duke Energy Carolinas is allocated stock-based compensation expense from Duke Energy as certain of its employees participate in Duke Energy’s stock-based compensation program. Duke Energy Carolinas accounts for stock-based compensation using the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Duke Energy Carolinas elected to adopt the modified prospective application method as provided by SFAS No. 123(R). There were no modifications to outstanding stock options prior to the adoption of SFAS No. 123(R).

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Carolinas recorded pre-tax stock-based compensation expense for each of the three months ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31
	2008	2007
	(in millions)
Phantom Awards	$1	$2
Performance Awards	1	1

Total	$2	$3

The tax benefit associated with the recorded expense for each of the three months ended March 31, 2008 and 2007 was approximately $1 million.

Stock Option Activity

Stock option awards issued under Duke Energy’s 2006 Long-Term Incentive Plan (2006 Plan) and 1998 Long-Term Incentive Plan (1998 Plan) generally vest over five years. Duke Energy did not award any stock options to Duke Energy Carolinas employees during the three months ended March 31, 2008 or 2007.

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2007	3,413	$18
Exercised	(68)	15
Transferred, forfeited or expired	(899)	18

Outstanding at March 31, 2008	2,446	18

Exercisable at March 31, 2008	2,446	$18

As all of the outstanding stock options issued to Duke Energy Carolinas employees are fully vested at March 31, 2008, no future compensation cost will be recognized by Duke Energy Carolinas for any of the outstanding stock option awards.

Phantom Stock Awards

Phantom stock awards issued and outstanding under the 2006 Plan generally vest over periods from immediate to three years. Phantom stock awards issued and outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 262,020 shares (fair value of approximately $5 million, based on the market price of Duke Energy’s common stock at the grant date) to Duke Energy Carolinas employees during the three months ended March 31, 2008. Duke Energy awarded 222,010 shares (fair value of approximately $4 million, based on the market price of Duke Energy’s common stock at the grant date) to Duke Energy Carolinas employees during the three months ended March 31, 2007.

The following table summarizes information about phantom stock awards outstanding at March 31, 2008:

Shares (in thousands)
Number of Phantom Stock Awards:
Outstanding at December 31, 2007	251
Granted	262
Vested	(19)
Forfeited/Transferred	(19)

Outstanding at March 31, 2008	475

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

As of March 31, 2008, Duke Energy Carolinas had approximately $6 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 2.4 years.

Performance Awards

Stock-based performance awards issued and outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years if performance targets are met. Duke Energy awarded 312,480 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the three months ended March 31, 2008. Duke Energy awarded 317,460 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the three months ended March 31, 2007.

The following table summarizes information about stock-based performance awards outstanding at March 31, 2008:

Shares (in thousands)
Number of Stock-based Performance Awards:
Outstanding at December 31, 2007	381
Granted	312
Vested	(61)
Forfeited/Transferred	(26)

Outstanding at March 31, 2008	606

As of March 31, 2008, Duke Energy Carolinas had approximately $6 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 2.1 years.

Other Stock Awards

Other stock awards issued and outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued to Duke Energy Carolinas employees during the three months ended March 31, 2008 or 2007.

The following table summarizes information about other stock awards outstanding at March 31, 2008:

Shares (in thousands)
Number of Other Stock Awards:
Outstanding at December 31, 2007	192
Transferred	(34)

Outstanding at March 31, 2008	158

As of March 31, 2008, Duke Energy Carolinas had approximately $2 million of unrecognized compensation expense which is expected to be recognized over a weighted-average period of 2.7 years.

4. Inventory

Inventory consists primarily of materials and supplies and coal held for electric generation and is recorded primarily using the average cost method.

	March 31, 2008	December 31, 2007
	(in millions)
Materials and supplies	$377	$366
Coal held for electric generation	200	224

Total inventory	$577	$590

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

5. Debt and Credit Facilities

In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $400 million carries a fixed interest rate of 5.25% and matures January 15, 2018 and $500 million carries a fixed interest rate of 6.00% and matures January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million, which was recorded as a component of Accumulated Other Comprehensive Income (AOCI) and will be amortized as a component of interest expense over the life of the debt.

In April 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $300 million carries a fixed interest rate of 5.10% and matures April 15, 2018 and $600 million carries a fixed interest rate of 6.05% and matures April 15, 2038. Proceeds from the issuance will be used to fund capital expenditures and for general corporate purposes. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $23 million, which was recorded in April 2008 as a component of AOCI and will be amortized as a component of interest expense over the life of the debt.

In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, have an initial interest rate of 2.15% which will be reset on a weekly basis.

Available Credit Facilities and Restrictive Debt Covenants. In March 2008, Duke Energy entered into an amendment to its $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. Duke Energy Carolinas’ borrowing sub limit under this master credit facility remained $800 million. At March 31, 2008, Duke Energy Carolinas had $300 million of commercial paper and $7 million of letters of credit outstanding that were backstopped by this facility. In May 2008, Duke Energy reallocated the borrowing sub limits under the master credit facility and increased Duke Energy Carolinas’ borrowing sub limit by $100 million to $900 million.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facilities.

Duke Energy’s credit agreements contain various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy Carolinas to not exceed 65%. Additionally, Duke Energy Carolinas’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2008, Duke Energy and Duke Energy Carolinas were in compliance with all covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

At March 31, 2008 and December 31, 2007, approximately $322 million of certain pollution control bonds and approximately $300 million of commercial paper, which are short-term obligations by nature, were classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Carolinas’ intent and ability to utilize such borrowings as long-term financing. Duke Energy and Duke Energy Carolinas’ credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Carolinas the ability to refinance these short-term obligations on a long-term basis.

6. Employee Benefit Obligations

Duke Energy Carolinas participates in Duke Energy’s qualified pension plans, non-qualified pension plans and other post-retirement benefit plans. Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy Carolinas did not make contributions to Duke Energy’s U.S. qualified or non-qualified pension plans during the three months ended March 31, 2008 or 2007. Duke Energy Carolinas does not anticipate making contributions to its qualified or non-qualified pension plans during 2008. Additionally, Duke Energy Carolinas participates in Duke Energy sponsored employee savings plans that cover substantially all U.S. employees. Duke Energy Carolinas expensed its proportionate share of pre-tax employer matching contributions of approximately $12 million and $11 million in the three months ended March 31, 2008 and 2007, respectively.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Qualified Pension Plans

Net periodic pension costs for qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $2 million and $4 million for the three months ended March 31, 2008 and 2007, respectively.

Non-Qualified Pension Plans

Net periodic pension costs for non-qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $1 million for each of the three months ended March 31, 2008 and 2007, respectively.

Other Post-Retirement Benefit Plans

Net periodic pension costs for other post-retirement benefit plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $5 million and $8 million for the three months ended March 31, 2008 and 2007, respectively.

7. Severance

During each of the three months ended March 31, 2008 and 2007, Duke Energy Carolinas recorded severance charges of immaterial amounts under its ongoing severance plan. Future severance costs under this plan, if any, are currently not estimable.

Severance Reserve

	Balance at January 1, 2008	Provision/ Adjustments	Cash Reductions	Balance at March 31, 2008
	(in millions)
Other(a)	$5	$—	$(1)	$4

(a)	Severance provisions are expected to be paid within one year from the date that the provision was recorded.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

8. Risk Management Instruments

Duke Energy Carolinas is exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of energy related assets. Exposure to interest rate risk exists as a result of the issuance of variable and fixed rate debt and commercial paper. Duke Energy Carolinas employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, which may include swaps, futures, forwards, options and swaptions. Duke Energy Carolinas’ net derivative portfolio as of March 31, 2008 and December 31, 2007 was a net liability of approximately $26 million and $12 million, respectively. The amounts represent the combination of derivative balances presented as Other within Current Assets and Other within Current Liabilities on Duke Energy Carolinas’ Consolidated Balance Sheets.

Commodity Cash Flow Hedges. Duke Energy Carolinas is exposed to market fluctuations in the price of power related to ongoing bulk power marketing (BPM) activities. Duke Energy Carolinas monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts, such as forwards and options. Prior to January 1, 2008, Duke Energy Carolinas designated commodity derivatives as cash flow hedges of forecasted sales of electricity. Beginning in 2008, Duke Energy Carolinas has substantially ceased designating commodity derivatives as cash flow hedges. Duke Energy Carolinas did not de-designate any existing commodity cash flow hedges during the first quarter of 2008 as a result of this policy election.

The ineffective portion of commodity cash flow hedges resulted in an immaterial loss for each of the three months ended March 31, 2008 and 2007 and is reported primarily in Operating Revenues – Regulated Electric in the Consolidated Statements of Operations. The amount recognized for transactions that no longer qualified as cash flow hedges was immaterial for each of the three months ended March 31, 2008 and 2007.

Normal Purchases and Normal Sales Exception. Duke Energy Carolinas has applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to certain contracts involving the purchase and sale of electricity in future periods.

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy Carolinas to risk as a result of its issuance of variable and fixed rate debt and commercial paper. Duke Energy Carolinas manages its interest rate exposure by limiting its variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Carolinas also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. Duke Energy Carolinas’ interest rate derivative ineffectiveness was immaterial to its Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007. See Note 5 for further discussion on the termination of interest rate swaps in connection with certain debt offerings.

As of March 31, 2008, $3 million of pre-tax deferred losses on derivative instruments related to interest rate cash flow hedges included in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets is expected to be recognized in Interest Expense during the next 12 months as the hedged transactions occur.

9. Regulatory Matters

Regulatory Merger Approvals. On April 3, 2006, the merger between Duke Energy and Cinergy Corp. (Cinergy) was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Service Commission of South Carolina (PSCSC) and the North Carolina Utilities Commission (NCUC) required that certain merger related savings be shared with consumers in South Carolina and North Carolina, respectively. The commissions also required Duke Energy Holding Corp. and/or Duke Energy Carolinas to meet additional conditions. Key elements of these conditions include:

•

The PSCSC required that Duke Energy Carolinas provide a $40 million rate reduction for one year and a three-year extension to the BPM profit sharing arrangement. The rate reduction ended May 31, 2007. Approximately $9 million of the rate reduction was passed through to customers during the three months ended March 31, 2007.

•

The NCUC required that Duke Energy Carolinas provide (i) a rate reduction of approximately $118 million for its North Carolina customers through a credit rider to existing base rates for a one-year period following the close of the merger and (ii) $12 million to support various low income, environmental, economic development and educationally beneficial programs, the cost of which was

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

incurred in the second quarter of 2006. The rate reduction ended June 30, 2007. Approximately $29 million of the rate reduction was passed through to customers during the three months ended March 31, 2007.

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

Used Nuclear Fuel. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy contracted with the Department of Energy (DOE) for the disposal of used nuclear fuel. The DOE failed to begin accepting used nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy’s contract with the DOE. Duke Energy will continue to safely manage its used nuclear fuel until the DOE accepts it. In 1998, Duke Energy filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE’s failure to accept commercial used nuclear fuel by the required date. Damages claimed in the lawsuit were based upon Duke Energy’s costs incurred as a result of the DOE’s partial material breach of its contract, including the cost of securing additional used fuel storage capacity. Payments made to the DOE for expected future disposal costs are based on nuclear output and are included in the Consolidated Statements of Operations as Fuel Used in Electric Generation and Purchased Power. On March 5, 2007, Duke Energy Carolinas and the U.S. Department of Justice reached a settlement resolving Duke Energy’s used nuclear fuel litigation against the DOE. The agreement provided for an initial payment to Duke Energy of approximately $56 million for certain storage costs incurred through July 31, 2005, with additional amounts reimbursed annually for future storage costs. The settlement agreement resulted in a pre-tax earnings impact of approximately $26 million during the three months ended March 31, 2007, of which approximately $19 million and $7 million were recorded as an offset to Fuel Used in Electric Generation and Purchased Power, and Operation, Maintenance and Other, respectively, in the Consolidated Statements of Operations, with the remaining impact reflected within Inventory and Property, Plant and Equipment in the Consolidated Balance Sheets.

Rate Related Information. The NCUC and PSCSC approve rates for retail electric services within their states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

North Carolina Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that froze electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provides for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation does require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). As discussed further below, under the Partial Settlement of the Duke Energy Carolinas rate case, effective January 1, 2008, Duke Energy Carolinas discontinued the amortization of the environmental compliance costs pursuant to North Carolina clean air legislation and began capitalizing all environmental compliance costs above the cumulative amortization charge. From inception through December 31, 2007, Duke Energy Carolinas’ had recorded amortization expense related to this clean air legislation of $1.05 billion, with approximately $56 million recorded during the three months ended March 31, 2007. As of March 31, 2008, cumulative expenditures totaled approximately $1,343 million, with approximately $97 million and $127 million incurred during the three months ended March 31, 2008 and 2007, respectively, which are included within capital expenditures in Net Cash Used In Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas has estimated the costs to comply with the legislation as approximately $1.8 billion (excluding any allowance for funds used during construction (AFUDC) associated with the non-amortized capital expenditures). Actual costs may be higher or lower than the estimate based on changes in construction costs and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC considered the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ base rates (see “Duke Energy Carolinas Rate Case” below). Additionally, federal and state environmental regulations, including, among other things, the Clean Air Interstate Rule (CAIR) and a likely federal mercury rule, could result in additional costs to reduce emissions from Duke Energy Carolinas’ coal-fired power plants.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Carolinas Rate Case. In June 2007, Duke Energy Carolinas filed an application with the NCUC seeking authority to increase its rates and charges for electric service in North Carolina effective January 1, 2008. This application complied with a condition imposed by the NCUC in approving the Cinergy merger. On October 5, 2007, Duke Energy Carolinas filed an Agreement and Stipulation of Partial Settlement (Partial Settlement), a settlement agreement among Duke Energy Carolinas, the NCUC Public Staff, the North Carolina Attorney General’s Office, Carolina Utility Customers Association Inc., Carolina Industrial Group for Fair Utility Rates III and Wal-Mart Stores East LP, for consideration by the NCUC. The Partial Settlement, which includes Duke Energy Carolinas and all intervening parties to the rate case, reflected agreements on all but a few issues in these matters, including two significant issues. The two significant issues related to the treatment of ongoing merger cost savings resulting from the Cinergy merger and the proposed amortization of Duke Energy Carolinas’ development costs related to GridSouth Transco, LLC (GridSouth), a Regional Transmission Organization (RTO) planned by Duke Energy Carolinas and other utility companies as a result of previous FERC rulemakings, which was suspended in 2002 and discontinued in 2005 as a result of regulatory uncertainty. The Partial Settlement and the remaining disputed issues were presented to the NCUC for a ruling.

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

The NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues on December 20, 2007. The NCUC approved the Partial Settlement in its entirety. The merger savings rider and GridSouth cost matters are discussed in detail below. For the remaining non-settled issues, the NCUC decided in Duke Energy Carolinas’ favor. With respect to the non-settled issues, the Order required that Duke Energy Carolinas’ test period operating costs reflect an annualized level of the merger cost savings actually experienced in the test period in keeping with traditional principles of ratemaking. The NCUC explained that because rates should be designed to recover a reasonable and prudent level of ongoing expenses, Duke Energy Carolinas’ annual cost of service and revenue requirement should reflect, as closely as possible, Duke Energy Carolinas’ actual costs. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, the NCUC preliminarily concluded that it would reconsider certain language in its 2006 merger order in order to allow it to authorize a 12-month increment rider, beginning January 2008, of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Additionally, the NCUC concluded that approximately $30 million of costs incurred through June 2002 in connection with GridSouth and deferred by Duke Energy Carolinas, were reasonable and prudent and approved a ten-year amortization, retroactive to June 2002. As a result of the retroactive impact of the Order, Duke Energy Carolinas recorded an approximate $17 million charge to write-off a portion of the GridSouth costs in the fourth quarter of 2007. The NCUC did not allow Duke Energy Carolinas a return on the GridSouth investments. As a result of its decision on the non-settled issues, the NCUC ordered an additional reduction in annual revenues of approximately $54 million, offset by its preliminary authorization of a 12-month, $80 million increment rider, as discussed above. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider. On February 18, 2008, the NCUC issued an order confirming their preliminary conclusion regarding the merger savings rider. This order reaffirmed the prior tentative conclusion that the provisions of the Merger Order would not produce a fair sharing of the benefits of estimated merger savings between ratepayers and shareholders and, for that reason, Duke Energy was authorized to implement a 12-month increment rider to collect $80 million.

On December 12, 2007, the PSCSC directed the South Carolina Office of Regulatory Staff (ORS) to provide a written report concerning the NCUC’s resolution of Duke Energy Carolinas’ rate application and its relevance to Duke Energy Carolinas’ rates in South Carolina.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

On January 31, 2008, the ORS filed its report with the PSCSC, which concluded that the outcome of the North Carolina rate case had no bearing on Duke Energy Carolinas’ rates in South Carolina. The PSCSC has not taken any action with respect to the report filed by the ORS.

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

Energy Efficiency. In May 2007, Duke Energy Carolinas filed an energy efficiency plan with the NCUC that recognizes energy efficiency as a reliable, valuable resource that is a “fifth fuel,” that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan would compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs. Customers would pay for energy efficiency programs with an energy efficiency rider that would be included in their power bill and adjusted annually. The energy efficiency rider would be based on the avoided cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency efforts. The plan is consistent with Duke Energy Carolinas’ public commitment to invest 1% of its annual retail revenues from the sale of electricity in energy efficiency programs subject to the appropriate regulatory treatment of Duke Energy Carolinas’ energy efficiency investments. A hearing is scheduled to begin July 28, 2008.

On September 28, 2007, Duke Energy Carolinas filed an application with the PSCSC seeking approval to implement new energy efficiency programs in South Carolina. Duke Energy Carolinas’ South Carolina application is based on the application filed in North Carolina. In advance of the evidentiary hearing held February 5-6, 2008, Duke Energy Carolinas reached settlement agreements with the South Carolina ORS, Wal-Mart, Piedmont Natural Gas and the South Carolina Energy Users Committee. Certain environmental groups that were also interveners on the proceeding did not join any of the settlements. This agreement calls for Duke Energy Carolinas to bear the cost of the programs and allow for recovery of 85% of the avoided generation charges.

Implementation of these plans is subject to approval from the NCUC and PSCSC. As a result, Duke Energy Carolinas is not able to estimate the impact this plan might have on its consolidated results of operations, cash flows or financial position.

New Legislation. South Carolina passed new energy legislation which became effective May 3, 2007. Key elements of the legislation include expansion of the annual fuel clause mechanism to include recovery of costs of reagents (e.g., ammonia, limestone) that are consumed in the operation of Duke Energy Carolinas’ SO2 and NOx control technologies and the cost of certain emission allowances used to meet environmental requirements. The cost of reagents for Duke Energy Carolinas in 2008 is expected to be approximately $30 million. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs, incurred on or after May 3, 2007, through the fuel clause. The legislation also includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation in rates during construction. The North Carolina General Assembly also passed comprehensive energy legislation in July 2007 that was signed into law by the Governor on August 20, 2007. The North Carolina legislation allows utilities to recover the costs of reagents and certain purchased power costs. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to construction work in progress for baseload plants in a rate case. The North Carolina legislation also establishes a renewable portfolio standard for electric utilities at 3% of energy output in 2012, rising gradually to 12.5% by 2021, and grants the NCUC authority to approve a rate rider to compensate utilities for energy efficiency programs that they implement. On February 29, 2008, the NCUC adopted new rules and modified existing rules to implement the legislation. Duke Energy Carolinas does not believe such rules will have a material impact on its consolidated results of operations, cash flows or financial position.

Other. Duke Energy Carolinas is engaged in planning efforts to meet projected load growth in its service territories. Long-term projections indicate a need for significant capacity additions, which may include new nuclear, coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, Duke Energy Carolinas is taking steps now to ensure those options are

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

available. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC) for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On February 25, 2008, Duke Energy Carolinas received confirmation from the NRC that its COL application has been accepted and docketed for the next stage of review. Also, on December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy Carolinas’ decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The new requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The NCUC held an evidentiary hearing on Duke Energy Carolinas’ application on April 29, 2008, and the PSCSC has scheduled an evidentiary hearing for May 12, 2008.

On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit (Unit 6). Its Order explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including AFUDC), and included certain conditions including providing for updates on construction cost estimates. A group of environmental interveners filed a motion and supplemental motion for reconsideration in April 2007 and May 2007, respectively. The NCUC denied the motions for reconsideration in June 2007. On February 29, 2008, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding approximately $0.6 billion of AFUDC) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax credits. On February 20, 2008, Duke Energy Carolinas entered into an amended and restated engineering, procurement, construction and commissioning services agreement, valued at approximately $1.3 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside.

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions were filed appealing the final air permit. Duke Energy Carolinas has moved to intervene in all four cases and the DENR has moved to consolidate all four cases. A hearing is not expected before the second quarter of 2009.

On October 11, 2007, the environmental group N.C. Waste Awareness Reduction Network (WARN) and two individual N.C. WARN members filed a petition against the DENR contesting the issuance of a wastewater discharge permit to Duke Energy Carolinas for the Cliffside Steam Station. This matter has been settled and the dismissal and settlement document was filed with the Office of Administrative Hearings on March 4, 2008.

On May 6, 2008, the Southern Environmental Law Center sent a letter to the EPA, DENR and Duke Energy Carolinas on behalf of four environmental groups giving 60 days notice of its intent to file an action against Duke Energy Carolinas in federal district court for the alleged failure to include a Maximum Achievable Control Technology emissions limitation in the Cliffside Unit 6 PSD construction permit. Duke Energy Carolinas believes that its permit meets all regulatory requirements and intends to continue construction of Cliffside Unit 6, which will enable the retirement of numerous other older Duke Energy Carolinas units. No lawsuit has been filed at this time.

Based on initial review, the D.C. Circuit Court of Appeal’s February 8, 2008 decision vacating the U.S. Environmental Protection Agency’s (EPA) Clean Air Mercury Rule (CAMR) (see Note 10) should have no immediate impact on Cliffside. The North Carolina mercury emission limit is more stringent than the new source limit in CAMR. On March 5, 2008, the Southern Environmental Law Center filed a letter with the North Carolina Division of Air Quality (DAQ) on behalf of 17 environmental groups. The letter urges DAQ to reopen and modify or revoke Cliffside’s air permit because of the D.C. Circuit Court’s decision vacating CAMR. On March 19, 2008, N.C. WARN filed a contested case petition with the Office of Administrative Hearings challenging the Cliffside air permit and seeking a stay. Also in March 2008, the Southern Environmental Law Center, on behalf of several environmental organizations, several Riverkeeper organizations and Appalachian Voices filed contested case petitions. Duke Energy Carolinas moved to intervene in these three cases.

Duke Energy Carolinas has been awarded approximately $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6. Since these credits were issued, Appalachian Voices and The Canary Coalition of Sylva have filed suit in a

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Washington federal court attempting to block tax credits issued to Duke Energy and other utilities that are in the process of constructing clean-coal technology plants throughout the U.S., citing that the DOE violated the National Environmental Protection Act in granting these credits. The groups are seeking a preliminary injunction requiring the DOE to suspend the credits until the merits of the suit can be heard. Duke Energy Carolinas believes these credits were properly awarded.

On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC has consolidated its consideration of the two CPCN applications and held an evidentiary hearing on the applications on March 11, 2008. All parties filed proposed orders and/or post-hearing briefs with the NCUC on April 10, 2008, and a final order is expected from the NCUC by June 9, 2008. Duke Energy Carolinas entered into an engineering, construction and commissioning services agreement, effective May 5, 2008, valued at approximately $275 million, with Shaw North Carolina, Inc. (“Shaw”) for the construction of a new nominally-rated 620MW combustion turbine, combined cycle natural-gas fired electric generation station to be located along the Yadkin River at Duke Energy Carolinas’ existing Buck Steam Station. Shaw’s services will primarily consist of engineering, construction and limited scope procurement activities.

The combined cycle natural gas-fired generating facility at the existing Buck Steam Station will affect an isolated wetland, and Duke Energy Carolinas applied for a state permit. DENR issued the permit with an unacceptable condition requiring submission of a stormwater plan before engineering and project siting have determined the location of the facilities. Duke Energy Carolinas filed a protective contested case petition on April 11, 2008, to preserve Duke Energy Carolinas’ rights to continue negotiating with DENR.

10. Commitments and Contingencies

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

Clean Water Act 316(b). The EPA finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Eight of Duke Energy Carolinas’ eleven coal and nuclear-fueled generating facilities are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Duke Energy Carolinas is still unable to estimate costs to comply with the EPA’s rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case. A decision is not likely until 2009 after briefs are submitted and oral argument occurs.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. The emission controls Duke Energy Caro-

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

linas is installing to comply with state clean air legislation will contribute significantly to achieving compliance with CAIR requirements (see Note 9).

On March 25, 2008, the U.S. Court of Appeals for the District of Columbia heard oral arguments in a case involving multiple challenges to the CAIR. Nearly all aspects of the rule were challenged, but Duke Energy Carolinas challenged only the portions pertaining to SO2 allowance allocations. A decision is expected in the summer of 2008. The outcome and any resulting consequences cannot be estimated at this time.

Clean Air Mercury Rule (CAMR). The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8, 2008 the U.S. Court of Appeals for the District of Columbia issued its opinion in New Jersey v. EPA, No. 05-1097, vacating the CAMR. The decision creates uncertainty regarding future mercury emission reduction requirements and their timing. The EPA and utilities have requested rehearing of the D.C. Circuit Court decision by the entire D.C. Circuit panel (en banc review). The court has ordered briefing on whether it should accept the case for en banc review. Thus, the matter remains unsettled until the court decides whether to rehear the case. Barring reversal of the decision if reheard, there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants while the EPA conducts a new rulemaking. Duke Energy Carolinas is unable to estimate the costs to comply with a new EPA rule, although it is expected that costs will increase as a result of the court’s decision.

Coal Combustion Product (CCP) Management. Duke Energy Carolinas currently estimates that it will spend approximately $130 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $16 million and $9 million as of March 31, 2008 and December 31, 2007, respectively. These accruals represent Duke Energy Carolinas’ provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy Carolinas believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Department of Justice acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and unspecified civil penalties in amounts of up to $27,500 per day for each violation. A number of Duke Energy Carolinas’ plants have been subject to these allegations. Duke Energy Carolinas asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In 2000, the government brought a lawsuit against Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units in the Carolinas violate these NSR provisions. Three environmental groups have intervened in the case. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy Carolinas’ legal positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy Carolinas. The trial court’s decision was appealed and ultimately reversed and remanded for trial by the U.S. Supreme Court. At trial, Duke Energy Carolinas will continue to assert that the projects were routine or not projected to increase emissions. No trial date has been set.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,069 million and $1,082 million as of March 31, 2008 and December 31, 2007, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to its asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Through March 31, 2008, Duke Energy Carolinas has made approximately $473 million in payments that apply to this retention. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,107 million in excess of the self insured retention. Probable insurance recoveries of approximately $1,040 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of both March 31, 2008 and December 31, 2007, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims or any significant solvency concerns related to the insurance carrier.

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

Duke Energy Carolinas has exposure to certain legal matters that are described herein. As of both March 31, 2008 and December 31, 2007, Duke Energy Carolinas has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1.1 billion for these proceedings and exposures. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.” Duke Energy Carolinas has insurance coverage for certain of these losses incurred. As of March 31, 2008, Duke Energy Carolinas has recognized approximately $1,040 million of probable insurance recoveries related to these losses.

Duke Energy Carolinas expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Energy Carolinas enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

11. Related Party Transactions

Assets/(Liabilities)

	March 31, 2008	December 31, 2007
	(in millions)
Current assets—due from affiliated companies(a)	$22	$21
Current liabilities—due to affiliated companies(b)	(269)	(264)
Net deferred tax liabilities—due to Duke Energy(c)	(2,413)	(2,334)

(a)	Of the balance at March 31, 2008, $17 million is classified as Other within Current Assets and $5 million is classified as Receivables on the Consolidated Balance Sheets. Of the balance at December 31, 2007, $19 million is classified as Other within Current Assets and $2 million is classified as Receivables on the Consolidated Balance Sheets.
(b)	The balance is recorded in Accounts Payable on the Consolidated Balance Sheets.
(c)	Of the balance at March 31, 2008, approximately ($2,255) million is classified as Deferred Income Taxes, ($124) million is classified as Investment Tax Credits within Deferred Credits and Other Liabilities, $37 million is classified as Other within Current Assets and ($71) million is classified as Taxes Accrued on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately ($2,262) million is classified as Deferred Income Taxes, ($126) million is classified as Investment Tax Credits within Deferred Credits and Other Liabilities and $54 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Carolinas is allocated its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, employee benefits, legal and accounting fees, as well as other third party costs. During the three months ended March 31, 2008 and 2007, Duke Energy Carolinas recorded governance expenses and shared services expenses of approximately $187 million and $219 million, respectively. Additionally, Duke Energy Carolinas is charged a management fee by the same unconsolidated affiliate that amounted to approximately $18 million and $20 million for the three months ended March 31, 2008 and 2007, respectively. These governance, shared services and management fee amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

12. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Carolinas adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). Duke Energy Carolinas’ adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy Carolinas as a result of the adoption of SFAS No. 157.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure requirements about fair value measurements. Under SFAS No. 157, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition under SFAS No. 157 focuses on an exit price, which is the price that would be received by Duke Energy Carolinas to sell an asset or paid to transfer a liability, versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although SFAS No. 157 does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

Duke Energy Carolinas determines fair value of financial assets and liabilities based on the following fair value hierarchy, as prescribed by SFAS No. 157, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1 inputs – unadjusted quoted prices in active markets for identical assets or liabilities that Duke Energy Carolinas has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information. Duke Energy Carolinas does not adjust quoted market prices on Level 1 inputs for any blockage factor.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Level 2 inputs – inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.

Level 3 inputs – unobservable inputs for the asset or liability.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to elect to measure many financial instruments and certain other items at fair value. For Duke Energy Carolinas, SFAS No. 159 was effective as of January 1, 2008 and had no impact on amounts presented for periods prior to the effective date. Duke Energy Carolinas does not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected. However, in the future, Duke Energy Carolinas may elect to measure certain financial instruments at fair value in accordance with this standard.

The following table provides the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Consolidated Balance Sheets at fair value at March 31, 2008:

	Total Fair Value Amounts at March 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities (a)	$77	$—	$—	$77
Nuclear decommissioning trust fund	1,818	1,264	554	—

Total assets	$1,895	$1,264	$554	$77
Derivative liabilities	(26)	—	(26)	—

Net assets	$1,869	$1,264	$528	$77

(a)	Included in Other within Investments and Other Assets in the Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Available-for-Sale Auction Rate Securities
(in millions)
Balance at January 1, 2008	$—
Net transfers in and/or out of Level 3	82
Total pre-tax unrealized losses included in Other Comprehensive Income	(5)

Balance at March 31, 2008	$77

Valuation methods of the primary fair value measurements disclosed above are as follows:

Investments in equity securities: Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ, NYSE, NYMEX and Chicago Board of Trade, as well as pink sheets, which is an electronic quotation system that displays quotes for broker-dealers for many over-the-counter securities. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Duke Energy Carolinas does not adjust prices to reflect for after-hours market activity. The majority of Duke Energy Carolinas’ investments in equity securities are valued using Level 1 measurements.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Investments in available-for-sale auction rate securities: As of March 31, 2008, Duke Energy Carolinas has approximately $82 million par value (approximately $77 million fair value) of auction rate securities which are currently illiquid. All of these securities were valued as of March 31, 2008 using Level 3 measurements. Valuations were determined based on a combination of broker quotes, where available, internal modeling of comparable instruments or discounted cash flow analysis. In preparing the valuations, all significant value drivers were considered, including the underlying collateral. Refer to Note 15 for additional information on Duke Energy Carolinas’ investments in auction rate securities.

Investments in debt securities: Most debt investments are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measures. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement. U.S. Treasury debt is typically a Level 1 measurement.

Commodity derivatives: The pricing for commodity derivatives is primarily a calculated value which incorporates the forward price and is adjusted for liquidity (bid-ask spread), credit or non-performance risk (after reflecting credit enhancements such as collateral) and discounted to present value. The primary difference between a Level 2 and a Level 3 measurement has to do with the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be a Level 3 measurement. Some commodity derivatives are NYMEX contracts, which Duke Energy Carolinas classifies as Level 1 measurements.

13. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Carolinas subsequent to March 31, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157. See Note 12 for a discussion of Duke Energy Carolinas’ adoption of SFAS No. 157.

SFAS No. 159. See Note 12 for a discussion of Duke Energy Carolinas’ adoption of SFAS No. 159.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Carolinas as of March 31, 2008:

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy Carolinas, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy Carolinas of applying SFAS No. 141R for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141R.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (SFAS No. 161). In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy Carolinas will adopt SFAS No. 161 as of January 1, 2009 and SFAS No. 161 encourages, but does not require, comparative disclosure for earlier periods at initial adoption. The adoption of SFAS No. 161 will not have any impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

14. Income Taxes and Other Taxes

The taxable income of Duke Energy Carolinas is reflected in Duke Energy’s U.S. federal and state income tax returns. Duke Energy Carolinas has a tax sharing agreement with Duke Energy where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Carolinas would incur if Duke Energy Carolinas were a separate company filing its own tax return as a C-Corporation.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table details the changes in Duke Energy Carolinas’ unrecognized tax benefits from January 1, 2008 to March 31, 2008.

Increase/ (Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2008	$189

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	1
Gross increases—current period tax positions	3

Total Changes	4

Unrecognized Tax Benefits—March 31, 2008	$193

At both March 31, 2008 and December 31, 2007, Duke Energy Carolinas had approximately $109 million of unrecognized tax benefit that, if recognized, would affect the effective tax rate. It is reasonably possible that up to approximately $100 million in currently recorded unrecognized tax benefits related to prior open tax years could change within the next twelve months, although Duke Energy Carolinas is unable to further estimate the amount of potential change at this time. Duke Energy Carolinas expects in the next twelve months to decide whether or not to contest a ruling by the taxing authority that denied its position.

Duke Energy Carolinas is assessing certain other tax matters which do not represent tax positions under FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, which could result in gains in future periods. However, the timing and amounts of any such potential gains are not currently estimable.

During the three months ended March 31, 2008, Duke Energy Carolinas recognized net interest income of approximately $2 million in the Consolidated Statements of Operations related to income taxes. At March 31, 2008, Duke Energy Carolinas had approximately $35 million accrued for interest receivable, which reflects all interest related to income taxes, and no amount has been accrued for the payment of penalties in the Consolidated Balance Sheets.

Duke Energy Carolinas has the following tax years open:

Jurisdiction	Tax Years
Federal	1999 and after
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years

The effective tax rate for the three months ended March 31, 2008 was approximately 33.7% as compared to the effective tax rate of 34.3% for the same period in 2007.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Carolinas from its customers. These taxes, which are required to be paid regardless of Duke Energy Carolinas’ ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Carolinas acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Carolinas’ excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(in millions)
Excise Taxes	$32	$31

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

15. Other Comprehensive Income

Duke Energy Carolinas made investments in auction rate debt securities during the first quarter of 2008, which primarily consisted of investments in AAA rated student loan securities which have very minimal credit risk as substantially all values are ultimately backed by the U.S. Federal government. At March 31, 2008, Duke Energy Carolinas held approximately $82 million par value of investments in auction rate debt securities. As a result of the current illiquid market for auction rate debt securities, at March 31, 2008, Duke Energy Carolinas has classified all its investments in auction rate debt securities as long-term investments in Other within Investments and Other Assets on the Consolidated Balance Sheets. Management of Duke Energy Carolinas has the intent and believes it has the ability to hold these securities until the credit markets regain liquidity or the instruments are refunded by the issuer under the terms of the indenture, such that these holdings can be redeemed at their stated par values. As these securities are treated as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Duke Energy Carolinas performed a valuation of its investment holdings at March 31, 2008 (consistent with provisions of SFAS No. 157 – see Note 12) and determined that the carrying value of these investments exceeded the current estimated fair value of these investments by approximately $5 million. Duke Energy Carolinas recorded the reduction in carrying value of these investments as a component of Other Comprehensive Income during the three months ended March 31, 2008 as management believes the reduction in fair value is temporary. Management will continue to monitor the carrying value of these investments in the future to determine if any other-than-temporary impairment losses should be recorded.

16. Subsequent Events

For information on subsequent events related to debt and credit facilities, regulatory matters, and commitments and contingencies, see Notes 5, 9 and 10, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Duke Energy Carolinas, LLC (Duke Energy Carolinas), a wholly owned subsidiary of Duke Energy Corp. (Duke Energy), generates, transmits, distributes and sells electricity in North Carolina and South Carolina.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas is presented in reduced disclosure format in accordance with General Instructions H(2) of Form 10-Q.

DUKE ENERGY CAROLINAS

	Three Months Ended March 31,
(in millions)	2008	2007	Increase (Decrease)
Operating revenues	$1,384	$1,333	$51
Operating expenses	1,077	1,046	31
Gains on sales of other assets and other, net	—	1	(1)

Operating income	307	288	19
Other income and expenses, net	25	7	18
Interest expense	79	73	6

Income before income taxes	253	222	31
Income tax expense	85	76	9

Net income	$168	$146	$22

The $22 million increase in Duke Energy Carolinas’ net income was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•

An approximate $53 million increase in fuel revenues driven primarily by higher fuel rates, which increased primarily due to increased coal transportation costs. These fuel revenues represent sales to both retail and wholesale customers,

•

An approximate $38 million increase due to the completion in 2007 of the sharing of anticipated merger savings, through rate decrement riders, with regulated customers in North Carolina and South Carolina, and

•

An approximate $15 million increase in gigawatt-hour (GWh) sales to retail customers due to favorable weather conditions. The number of heating degree days for the first quarter of 2008 was approximately 1% below normal compared to 8% below normal during the same period in 2007.

Partially offsetting these increases were:

•	An approximate $45 million decrease in retail rates primarily related to the new retail base rates implemented in North Carolina in the first quarter of 2008 resulting from the 2007 rate review, and
•

An approximate $9 million decrease in wholesale power revenues, net of sharing, primarily due to increased sharing of profits with retail customers. Duke Energy Carolinas is required to share profits from certain wholesale transactions with retail customers in North Carolina and South Carolina. Beginning in first quarter 2008, Duke Energy Carolinas is required to share a greater percentage of profits with retail customers in the North Carolina jurisdiction.

PART I

Operating Expenses. The increased was primarily due to:

•

An approximate $59 million increase in fuel expense (including purchased power) due primarily to higher coal costs resulting from higher freight costs and increased generation at coal fired plants during the first quarter of 2008 compared to the first quarter of 2007. This increase also reflects a $19 million reimbursement in first quarter 2007 of previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and the U.S. Department of Justice resolving Duke Energy Carolinas’ used nuclear fuel litigation against the Department of Energy. The settlement between the parties was finalized on March 5, 2007,

•

An approximate $21 million increase in operating and maintenance expenses, primarily due to higher outage and maintenance costs at generating plants and increased costs for reserve capacity from third party generators, allowing Duke Energy Carolinas to purchase additional energy, if needed, to mitigate the effects of drought conditions in the region, and

•	An approximate $8 million increase in depreciation due to additional capital spending.

Partially offsetting these increases was:

•	An approximate $56 million decrease in regulatory amortization expenses due to the completion in 2007 of amortization of compliance costs related to North Carolina clean air legislation.

Other Income and Expenses, net. The increase in other income and expenses, net is primarily due to the equity component of allowance for funds used during construction (AFUDC) as a result of additional capital spending for ongoing construction projects.

Interest Expense. The increase in interest expense for the three months ended March 31, 2008 compared to the same period in the prior year was due primarily to increased long-term debt, partially offset by the debt component of AFUDC due to additional capital spending.

Income Tax Expense. Income tax expense increased for the three months ended March 31, 2008 as compared to the same period in the prior year due to higher pre-tax income. The effective tax rate was approximately 34% for both periods.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2008, see Note 9 to the Consolidated Financial Statements, “Regulatory Matters” and Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy Carolinas’ Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect Duke Energy Carolinas’ financial condition or future results. Additional risks and uncertainties not currently known to Duke Energy Carolinas or that Duke Energy Carolinas currently deems to be immaterial also may materially adversely affect Duke Energy Carolinas’ financial condition and/or results of operations.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit Number

4.1	Eighty-Fifth Supplemental Indenture, dated as of January 10, 2008, between Duke Energy Carolinas, LLC and The Bank of New York Trust Company, N.A., as Trustee (filed on Form 8-K of Duke Energy Carolinas, LLC, January 11, 2008, File No. 1-4928, as Exhibit 4.1).

*10.1	Amended and Restated Engineering, Procurement and Construction Agreement, dated February 20, 2008, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.2	Amendment No. 1 to the Amended and Restated Credit Agreement (filed on Form 8-K of Duke Energy Carolinas, LLC, March 12, 2008, File No. 1-4928, as Exhibit 10.1).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY CAROLINAS, LLC

Date: May 14, 2008	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: May 14, 2008	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller