Form 10-Q
period 2008-06-30
Duke Energy Carolinas, LLC
filed 2008-08-13
CIK 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 Or

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

JUNE 30, 2008

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
•

Construction and development risks associated with the completion of Duke Energy Carolinas’ capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from ratepayers in a timely manner; and

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues-Regulated Electric	$1,484	$1,359	$2,868	$2,692
Operating Expenses
Fuel used in electric generation and purchased power	500	390	907	738
Operation, maintenance and other	463	449	870	834
Depreciation and amortization	186	233	372	466
Property and other taxes	78	76	155	156
Total operating expenses	1,227	1,148	2,304	2,194
Gains on Sales of Other Assets and Other, net	—	1	—	2
Operating Income	257	212	564	500
Other Income and Expenses, net	23	13	48	20
Interest Expense	85	72	164	145
Income Before Income Taxes	195	153	448	375
Income Tax Expense	73	54	158	130
Net Income	$122	$99	$290	$245

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$170	$21
Short-term investments	460	—
Receivables (net of allowance for doubtful accounts of $5 at June 30, 2008 and $6 at December 31, 2007)	889	783
Inventory	569	590
Other	166	169
Total current assets	2,254	1,563
Investments and Other Assets
Nuclear decommissioning trust funds	1,804	1,929
Other	1,385	1,323
Total investments and other assets	3,189	3,252
Property, Plant and Equipment
Cost	26,063	24,593
Less accumulated depreciation and amortization	10,006	9,227
Net property, plant and equipment	16,057	15,366
Regulatory Assets and Deferred Debits
Deferred debt expense	189	184
Regulatory assets related to income taxes	427	408
Other	692	531
Total regulatory assets and deferred debits	1,308	1,123
Total Assets	$22,808	$21,304

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	June 30, 2008	December 31, 2007
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$566	$822
Notes payable and commercial paper	—	150
Taxes accrued	86	106
Interest accrued	102	73
Current maturities of long-term debt	510	810
Other	386	373
Total current liabilities	1,650	2,334
Long-term Debt	6,176	4,583
Deferred Credits and Other Liabilities
Deferred income taxes	2,470	2,262
Investment tax credits	122	126
Asset retirement obligations	2,388	2,306
Other	3,090	3,060
Total deferred credits and other liabilities	8,070	7,754
Commitments and Contingencies
Member’s Equity
Member’s equity	6,944	6,654
Accumulated other comprehensive loss	(32)	(21)
Total member’s equity	6,912	6,633
Total Liabilities and Member’s Equity	$22,808	$21,304

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$290	$245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	446	518
Gains on sales of other assets	—	(2)
Deferred income taxes	209	(65)
Equity in earnings of unconsolidated affiliates	1	1
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(10)	(2)
Receivables	(86)	33
Inventory	27	(30)
Other current assets	133	91
Increase (decrease) in
Accounts payable	(155)	(253)
Taxes accrued	(21)	(4)
Other current liabilities	43	(59)
Other, assets	(41)	44
Other, liabilities	11	30
Net cash provided by operating activities	847	547
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,113)	(913)
Investment expenditures	—	(1)
Purchases of available-for-sale securities	(30,748)	(3,563)
Proceeds from sales and maturities of available-for-sale securities	30,037	3,706
Purchases of emission allowances	—	(12)
Change in restricted cash	(1)	23
Other	(5)	5
Net cash used in investing activities	(1,830)	(755)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,896	500
Payments for the redemption of:
Long-term debt	(601)	(252)
Convertible notes	—	(110)
Notes payable and commercial paper	(150)	50
Other	(13)	—
Net cash provided by financing activities	1,132	188
Net increase (decrease) in cash and cash equivalents	149	(20)
Cash and cash equivalents at beginning of period	21	38
Cash and cash equivalents at end of period	$170	$18

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$61	$68

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Income (Loss)
	Member’s Equity	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance December 31, 2006	$5,984	$(4)	$—	$5,980
Net income	245	—	—	245
Other Comprehensive Income
Net unrealized gains on cash flow hedges(a)	—	1	—	1

Total comprehensive income				246
Balance June 30, 2007	$6,229	$(3)	$—	$6,226

Balance December 31, 2007	$6,654	$(21)	$—	$6,633
Net income	290	—	—	290
Other Comprehensive Income
Net unrealized loss on cash flow hedges(a)	—	(6)	—	(6)
Reclassification into earnings from cash flow hedges(b)	—	(1)		(1)
Unrealized loss on investments in auction rate securities(c)	—	—	(4)	(4)

Total comprehensive income				279
Balance June 30, 2008	$6,944	$(28)	$(4)	$6,912

(a)	Net unrealized gains (loss) on cash flow hedges, net of $4 tax benefit in 2008 and $1 tax expense in 2007.
(b)	Reclassification into earnings from cash flow hedges, net of $1 tax benefit in 2008.
(c)	Net of $3 tax benefit in 2008.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Carolinas, LLC (Duke Energy Carolinas), a wholly owned subsidiary of Duke Energy Corporation (Duke Energy), generates, transmits, distributes and sells electricity in North Carolina and South Carolina. These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Carolinas, as well as Duke Energy Carolinas’ 12.5% undivided interest in the Catawba Nuclear Station.

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

Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue per kilowatt-hour for all customer classes to the number of estimated kilowatt-hours delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy Carolinas’ Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, were approximately $240 million and $221 million, respectively.

Other Current and Non-Current Liabilities. At June 30, 2008 and December 31, 2007, approximately $1,546 million and $1,528 million, respectively, of regulatory liabilities associated with asset removal costs are included in Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. At June 30, 2008 and December 31, 2008, this balance exceeded 5% of total liabilities. Also see “Asbestos-related Injuries and Damages Claims” in Note 10 for additional amounts that exceeded 5% of total liabilities.

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

Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the associated interest and dividend income on cash, cash equivalents and short-term investment balances are excluded from segment EBIT.

Business Segment Data(a)

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization(b)
	(in millions)
Three Months Ended June 30, 2008
Franchised Electric	$1,484	$331	$186

Total reportable segments	1,484	331	186
Other	—	(59)	—
Interest expense	—	(85)	—
Interest income	—	8	—

Total consolidated	$1,484	$195	$186

Three Months Ended June 30, 2007
Franchised Electric	$1,359	$285	$233

Total reportable segments	1,359	285	233
Other	—	(67)	—
Interest expense	—	(72)	—
Interest income	—	7	—

Total consolidated	$1,359	$153	$233

Six Months Ended June 30, 2008
Franchised Electric	$2,868	$713	$372

Total reportable segments	2,868	713	372
Other	—	(116)	—
Interest expense	—	(164)	—
Interest income	—	15	—

Total consolidated	$2,868	$448	$372

Six Months Ended June 30, 2007
Franchised Electric	$2,692	$640	$466

Total reportable segments	2,692	640	466
Other	—	(128)	—
Interest expense	—	(145)	—
Interest income	—	8	—

Total consolidated	$2,692	$375	$466

(a)	There were no intersegment revenues for the three and six months ended June 30, 2008 and 2007.
(b)	As a result of the 2007 North Carolina rate review, Duke Energy Carolinas ceased Clean Air amortization on December 31, 2007. See Note 9 for additional information.

Segment Assets

At June 30, 2008 and December 31, 2007, substantially all of Duke Energy Carolinas’ assets are owned by its only reportable business segment, Franchised Electric.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Duke Energy Carolinas recorded pre-tax stock-based compensation expense for each of the three and six months ended June 30, 2008 and 2007 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Phantom Awards	$1	$1	$2	$3
Performance Awards	1	1	2	2

Total	$2	$2	$4	$5

The tax benefit associated with the recorded expense for each of the three months ended June 30, 2008 and 2007 was approximately $1 million. The tax benefit associated with the recorded expense for each of the six months ended June 30, 2008 and 2007 was approximately $2 million.

Stock Option Activity

Stock option awards issued under Duke Energy’s 2006 Long-Term Incentive Plan (2006 Plan) and 1998 Long-Term Incentive Plan (1998 Plan) generally vest over five years. Duke Energy did not award any stock options to Duke Energy Carolinas employees during the three or six months ended June 30, 2008 or 2007. All of the outstanding Duke Energy stock options issued to Duke Energy Carolinas employees are fully vested.

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2007	3,413	$18
Exercised	(90)	16
Transferred, forfeited or expired	(904)	18

Outstanding at June 30, 2008	2,419	18

Exercisable at June 30, 2008	2,419	$18

Phantom Awards

Phantom stock awards issued and outstanding under the 2006 Plan generally vest over periods from immediate to three years. Phantom stock awards issued and outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 262,020 shares (fair value of approximately $5 million, based on the market price of Duke Energy’s common stock at the grant date) to Duke Energy Carolinas employees during the six months ended June 30, 2008. Duke Energy awarded 257,510 shares (fair value of approximately $5 million, based on the market price of Duke Energy’s common stock at the grant date) to Duke Energy Carolinas employees during the six months ended June 30, 2007.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table summarizes information about Duke Energy phantom stock awards outstanding at June 30, 2008:

Shares (in thousands)
Number of Phantom Stock Awards:
Outstanding at December 31, 2007	251
Granted	262
Vested	(34)
Forfeited/Transferred	(21)

Outstanding at June 30, 2008	458

At June 30, 2008, Duke Energy Carolinas had approximately $5 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.1 years.

Performance Awards

Stock-based performance awards issued and outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years if performance targets are met. Duke Energy awarded 312,480 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the six months ended June 30, 2008. Duke Energy awarded 317,460 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the six months ended June 30, 2007.

The following table summarizes information about Duke Energy stock-based performance awards outstanding at June 30, 2008:

Shares (in thousands)
Number of Stock-based Performance Awards:
Outstanding at December 31, 2007	381
Granted	312
Vested	(60)
Forfeited/Transferred	(31)

Outstanding at June 30, 2008	602

At June 30, 2008, Duke Energy Carolinas had approximately $5 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 1.8 years.

Other Stock Awards

Other stock awards issued and outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued to Duke Energy Carolinas employees during the six months ended June 30, 2008 or 2007.

The following table summarizes information about Duke Energy other stock awards outstanding at June 30, 2008:

Shares (in thousands)
Number of Other Stock Awards:
Outstanding at December 31, 2007	192
Vested	(10)
Forfeited/Transferred	(34)

Outstanding at June 30, 2008	148

At June 30, 2008, Duke Energy Carolinas had approximately $2 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.6 years.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

4. Inventory

Inventory consists primarily of materials and supplies and coal held for electric generation and is recorded primarily using the average cost method.

	June 30, 2008	December 31, 2007
	(in millions)
Materials and supplies	$396	$366
Coal held for electric generation	173	224

Total inventory	$569	$590

5. Debt and Credit Facilities

In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $400 million carries a fixed interest rate of 5.25% and matures January 15, 2018 and $500 million carries a fixed interest rate of 6.00% and matures January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million, which was recorded as a component of AOCI and is being amortized as a component of interest expense over the life of the debt.

In April 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $300 million carries a fixed interest rate of 5.10% and matures April 15, 2018 and $600 million carries a fixed interest rate of 6.05% and matures April 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $23 million, which was recorded as a component of AOCI and is being amortized as a component of interest expense over the life of the debt.

In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, had an initial interest rate of 2.15% which will be reset on a weekly basis.

Available Credit Facilities and Restrictive Debt Covenants. In March 2008, Duke Energy entered into an amendment to its $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. Duke Energy Carolinas’ borrowing sub limit under this master credit facility remained $800 million. In May 2008, Duke Energy reallocated the borrowing sub limits under the master credit facility and increased Duke Energy Carolinas’ borrowing sub limit by $100 million to $900 million. At June 30, 2008, Duke Energy Carolinas had $300 million of commercial paper and $109 million of letters of credit outstanding that were backstopped by this facility.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available to Duke Energy Carolinas under its sub limit to Duke Energy’s master credit facility.

Duke Energy’s credit agreements contain various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy Carolinas to not exceed 65%. Additionally, Duke Energy Carolinas’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2008, Duke Energy and Duke Energy Carolinas were in compliance with all covenants that would impact Duke Energy Carolinas’ ability to borrow funds under its debt and credit facilities. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

At June 30, 2008 and December 31, 2007, approximately $422 million and $322 million, respectively, of certain pollution control bonds and approximately $300 million of commercial paper, both of which are short-term obligations by nature, were classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Carolinas’ intent and ability to utilize such borrowings as long-term financing. Duke Energy and Duke Energy Carolinas’ credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Carolinas the ability to refinance these short-term obligations on a long-term basis.

6. Employee Benefit Obligations

Duke Energy Carolinas participates in Duke Energy’s qualified pension plans, non-qualified pension plans and other post-retirement benefit plans. Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy Carolinas did not make contributions to Duke Energy’s U.S. qualified or non-qualified pension plans during the three and six months ended June 30, 2008 or 2007 and Duke Energy Carolinas does not anticipate making contributions to Duke Energy’s qualified or non-qualified pension plans during the remainder of 2008. Additionally, Duke Energy Carolinas participates in Duke Energy sponsored employee savings plans that cover substantially all Duke Energy Carolinas’ employees. Duke Energy Carolinas made its proportionate share of pre-tax employer matching contributions of approximately $7 million and $9 million during the three months ended June 30, 2008 and 2007, respectively. Duke Energy Carolinas made its proportionate share of pre-tax employer matching contributions of approximately $19 million and $20 million during the six months ended June 30, 2008 and 2007, respectively.

Qualified Pension Plans.

Net periodic pension costs for qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $1 million and $7 million for the three months ended June 30, 2008 and 2007, respectively. Net periodic pension costs for qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $3 million and $11 million for the six months ended June 30, 2008 and 2007, respectively.

Non-Qualified Pension Plans.

Net periodic pension costs for non-qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, were insignificant for each of the three months ended June 30, 2008 and 2007. Net periodic pension costs for non-qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $1 million for each of the six months ended June 30, 2008 and 2007.

Other Post-Retirement Benefit Plans.

Net periodic costs for other post-retirement benefit plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $4 million and $9 million for the three months ended June 30, 2008 and 2007, respectively. Net periodic pension costs for other post-retirement benefit plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $9 million and $17 million for the six months ended June 30, 2008 and 2007, respectively.

7. Severance

During each of the three and six months ended June 30, 2008 and 2007, Duke Energy Carolinas recorded insignificant severance charges under Duke Energy’s ongoing severance plan. Future severance costs under Duke Energy’s ongoing severance plan, if any, are currently not estimable.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Severance Reserve

	Balance at December 31, 2007	Provision/ Adjustments	Cash Reductions	Balance at June 30, 2008
	(in millions)
Other(a)	$5	$—	$(1)	$4

(a)	Severance provisions are expected to be paid within one year from the date that the provision was recorded.

Additionally, during the three and six months ended June 30, 2007, Duke Energy Carolinas was allocated approximately $8 million of severance costs related to certain Duke Energy severance programs.

8. Risk Management Instruments

Duke Energy Carolinas is exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of energy related assets. Exposure to interest rate risk exists as a result of the issuance of variable and fixed rate debt and commercial paper. Duke Energy Carolinas employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, which may include swaps, futures, forwards, options and swaptions. Duke Energy Carolinas’ net derivative portfolio as of June 30, 2008 and December 31, 2007 was a net liability of approximately $14 million and $12 million, respectively. The amounts represent the combination of derivative balances presented primarily as Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on Duke Energy Carolinas’ Consolidated Balance Sheets.

Commodity Cash Flow Hedges. Duke Energy Carolinas is exposed to market fluctuations in the price of power related to ongoing bulk power marketing (BPM) activities. Duke Energy Carolinas monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts, such as forwards and options. Prior to January 1, 2008, Duke Energy Carolinas designated commodity derivatives as cash flow hedges of forecasted sales of electricity. Beginning on January 1, 2008, Duke Energy Carolinas has substantially ceased designating commodity derivatives as cash flow hedges. Duke Energy Carolinas did not de-designate any existing commodity cash flow hedges as a result of this policy election.

The ineffective portion of commodity cash flow hedges resulted in an insignificant loss for each of the three and six months ended June 30, 2008 and 2007 and is reported primarily in Operating Revenues–Regulated Electric in the Consolidated Statements of Operations. The amount recognized for transactions that no longer qualified as cash flow hedges was insignificant for each of the three and six months ended June 30, 2008 and 2007.

Normal Purchases and Normal Sales Exception. Duke Energy Carolinas has applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to certain contracts involving the purchase and sale of electricity in future periods.

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy Carolinas to risk as a result of its issuance of variable and fixed rate debt and commercial paper. Duke Energy Carolinas manages its interest rate exposure by limiting its variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Carolinas also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. Duke Energy Carolinas’ interest rate derivative ineffectiveness was insignificant to its Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007. See Note 5 for further discussion on the termination of interest rate swaps in connection with certain debt offerings.

As of June 30, 2008, approximately $5 million of pre-tax deferred losses on derivative instruments related to interest rate cash flow hedges included in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets is expected to be recognized in Interest Expense during the next 12 months.

9. Regulatory Matters

Regulatory Merger Approvals. On April 3, 2006, the merger between Duke Energy and Cinergy Corp. (Cinergy) was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Service Commission of South Carolina (PSCSC) and the North Carolina Utilities Commission

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

(NCUC) required that certain merger related savings be shared with consumers in South Carolina and North Carolina, respectively. The commissions also required Duke Energy Holding Corp. and/or Duke Energy Carolinas to meet additional conditions. Key elements of these conditions include:

•

The PSCSC required that Duke Energy Carolinas provide a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing (BPM) profit sharing arrangement. The rate reduction ended May 31, 2007. Approximately $7 million and $16 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2007, respectively.

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

•

In its order approving Duke Energy’s merger with Cinergy, the NCUC stated that the merger will result in a significant change in Duke Energy’s organizational structure which constitutes a compelling factor that warrants a general rate review. Therefore, as a condition of its merger approval and no later than June 1, 2007, Duke Energy Carolinas was required to file a general rate case or demonstrate that Duke Energy Carolinas’ existing rates and charges should not be changed (see discussion under “Duke Energy Carolinas’ Rate Case” below).

•	The FERC approved the merger without conditions.

Used Nuclear Fuel. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy contracted with the Department of Energy (DOE) for the disposal of used nuclear fuel. The DOE failed to begin accepting used nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy’s contract with the DOE. Duke Energy will continue to safely manage its used nuclear fuel until the DOE accepts it. In 1998, Duke Energy filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE’s failure to accept commercial used nuclear fuel by the required date. Damages claimed in the lawsuit were based upon Duke Energy’s costs incurred as a result of the DOE’s partial material breach of its contract, including the cost of securing additional used fuel storage capacity. Payments made to the DOE for expected future disposal costs are based on nuclear output and are included in the Consolidated Statements of Operations as Fuel Used in Electric Generation and Purchased Power. On March 5, 2007, Duke Energy Carolinas and the DOJ reached a settlement resolving Duke Energy’s used nuclear fuel litigation against the DOE. The agreement provided for an initial payment to Duke Energy of approximately $56 million for certain storage costs incurred through July 31, 2005, with additional amounts reimbursed annually for future storage costs. The settlement agreement resulted in a pre-tax earnings impact of approximately $26 million during the three months ended March 31, 2007, of which approximately $19 million and $7 million were recorded as an offset to Fuel Used in Electric Generation and Purchased Power, and Operation, Maintenance and Other, respectively, in the Consolidated Statements of Operations, with the remaining impact reflected within Inventory and Property, Plant and Equipment in the Consolidated Balance Sheets.

Rate Related Information. The NCUC and PSCSC approve rates for retail electric services within their states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

North Carolina Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that froze electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allowed electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provided for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation did require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). As discussed further below, under the Partial Settlement of the Duke Energy Carolinas rate case, effective January 1, 2008, Duke Energy Carolinas discontinued the amortization of environmental compliance costs incurred pursuant to the North Carolina clean air legislation and began capitalizing all environmental compliance costs above the cumulative amortization charge of $1.05 billion recorded by Duke Energy Carolinas associated with the North Carolina clean air legislation from inception through December 31, 2007. Of this amount, Duke Energy Carolinas recorded amortization expense related to this clean air legislation of $56 million and $112 million during the three and six

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

months ended June 30, 2007, respectively. As of June 30, 2008, cumulative expenditures totaled approximately $1,434 million, with approximately $188 million and $226 million incurred during the six months ended June 30, 2008 and 2007, respectively, which are included within capital expenditures in Net Cash Used In Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas has estimated the costs to comply with the legislation as approximately $1.8 billion (excluding any allowance for funds used during construction (AFUDC) associated with the non-amortized capital expenditures). Actual costs may be higher or lower than the estimate based on changes in construction costs and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC considered the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ base rates (see “Duke Energy Carolinas’ Rate Case” below). Additionally, federal and state environmental regulations, including, among other things, the Clean Air Interstate Rule (CAIR), (see note 10), and a likely federal mercury rule, could result in additional costs to reduce emissions from Duke Energy Carolinas’ coal-fired power plants.

Duke Energy Carolinas’ Rate Case. In June 2007, Duke Energy Carolinas filed an application with the NCUC seeking authority to increase its rates and charges for electric service in North Carolina effective January 1, 2008. This application complied with a condition imposed by the NCUC in approving the Cinergy merger. On October 5, 2007, Duke Energy Carolinas filed an Agreement and Stipulation of Partial Settlement (Partial Settlement), a settlement agreement among Duke Energy Carolinas, the NC Public Staff, the North Carolina Attorney General’s Office, Carolina Utility Customers Association Inc., Carolina Industrial Group for Fair Utility Rates III and Wal-Mart Stores East LP, for consideration by the NCUC. The Partial Settlement, which includes Duke Energy Carolinas and all intervening parties to the rate case, reflected agreements on all but a few issues in these matters, including two significant issues. The two significant issues related to the treatment of ongoing merger cost savings resulting from the Cinergy merger and the proposed amortization of Duke Energy Carolinas’ development costs related to GridSouth Transco, LLC (GridSouth), a Regional Transmission Organization (RTO) planned by Duke Energy Carolinas and other utility companies as a result of previous FERC rulemakings, which was suspended in 2002 and discontinued in 2005 as a result of regulatory uncertainty. The Partial Settlement and the remaining disputed issues were presented to the NCUC for a ruling.

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

The NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues (Order) on December 20, 2007. The NCUC approved the Partial Settlement in its entirety. The merger savings rider and GridSouth cost matters are discussed in detail below. For the remaining non-settled issues, the NCUC decided in Duke Energy Carolinas’ favor. With respect to the non-settled issues, the Order required that Duke Energy Carolinas’ test period for operating costs reflect an annualized level of the merger cost savings actually experienced in the test period in keeping with traditional principles of ratemaking. The NCUC explained that because rates should be designed to recover a reasonable and prudent level of ongoing expenses, Duke Energy Carolinas’ annual cost of service and revenue requirement should reflect, as closely as possible, Duke Energy Carolinas’ actual costs. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, the NCUC preliminarily concluded that it would reconsider certain language in its 2006 merger order in order to allow it to authorize a 12-month increment rider, beginning January 2008, of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Additionally, the NCUC concluded that approximately $30 million of costs incurred through June 2002 in connection with GridSouth and deferred by Duke Energy Carolinas, were reasonable and prudent and approved a ten-year amortization, retroactive to June 2002. As a result of the retroactive impact of the Order, Duke Energy Carolinas recorded an approximate $17 million charge to write-off a portion of the GridSouth costs in the fourth

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

quarter of 2007. The NCUC did not allow Duke Energy Carolinas a return on the GridSouth investments. As a result of its decision on the non-settled issues, the NCUC ordered an additional reduction in annual revenues of approximately $54 million, offset by its preliminary authorization of a 12-month, $80 million increment rider, as discussed above. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider. On February 18, 2008, the NCUC issued an order confirming their preliminary conclusion regarding the merger savings rider and the $80 million increment rider. Duke Energy Carolinas implemented the rate rider effective January 1, 2008.

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

The NCUC has requested that the Public Staff perform a review of Duke Energy Carolinas’ pension and other post-retirement benefit plan costs, as well as Duke Energy’s funding of the plans. At this time, Duke Energy Carolinas does not anticipate that the outcome of this review will have a material impact on its financial position, results of operations or cash flows.

North Carolina Drought Recovery. On March 4, 2008, Duke Energy Carolinas announced that due to persistent drought conditions it has purchased up to 520 MW of additional generating capacity to help ensure customer electricity needs are met during 2008. Duke Energy Carolinas filed an application with the NCUC to recover the North Carolina retail allocable portion of costs associated with the purchase of this power. In June 2008, the NCUC denied Duke Energy Carolinas’ request.

Energy Efficiency. In May 2007, Duke Energy Carolinas filed an energy efficiency plan with the NCUC that recognizes energy efficiency as a reliable, valuable resource that is a fifth fuel, that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan would compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs. Customers would pay for energy efficiency programs with an energy efficiency rider that would be included in their power bill and adjusted annually. The energy efficiency rider would be based on the avoided cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency efforts. The plan is consistent with Duke Energy Carolinas’ public commitment to invest 1% of its annual retail revenues from the sale of electricity in energy efficiency programs subject to the appropriate regulatory treatment of Duke Energy Carolinas’ energy efficiency investments. In June 2008, Duke Energy Carolinas filed settlement agreements with Piedmont Natural Gas Company and Public Service Company of North Carolina, Inc. resolving all issues with these parties. Duke Energy Carolinas has not reached settlement with any of the other interveners and an evidentiary hearing on its application began on July 28, 2008.

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

Implementation of these plans is subject to approval from the NCUC and PSCSC. As a result, Duke Energy is not able to estimate the impact this plan might have on its consolidated results of operations, cash flows or financial position.

2007 North Carolina and South Carolina Legislation. South Carolina passed new energy legislation (S 431) which became effective May 3, 2007. Key elements of the legislation include expansion of the annual fuel clause mechanism to include recovery of costs of reagents (e.g., ammonia, limestone, etc.) that are consumed in the operation of Duke Energy Carolinas’ SO2 and NOx control technologies and the cost of certain emission allowances used to meet environmental requirements. The cost of reagents for Duke Energy Carolinas in 2008 is expected to be approximately $30 million. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs, incurred on or after May 3, 2007, through the fuel clause. The legislation also includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation in rates during construction. The North Carolina General Assembly also passed comprehensive energy legislation (SB 3) in July 2007 that was signed into law by the Governor on August 20,

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

2007. The North Carolina legislation allows utilities to recover the costs of reagents and certain purchased power costs. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to construction work in progress for baseload plants in a rate case. The North Carolina legislation also establishes a renewable portfolio standard for electric utilities at 3% of energy output in 2012, rising gradually to 12.5% by 2021, and grants the NCUC authority to approve a rate rider to compensate utilities for energy efficiency programs that they implement. On February 29, 2008, the NCUC adopted new rules and modified existing rules to implement the legislation. Duke Energy Carolinas does not believe such rules will have a material adverse impact on its consolidated results of operations, cash flows or financial position.

Renewable Resources. On June 6, 2008, Duke Energy Carolinas filed an application for approval of a Solar Photovoltaic (PV) Distributed Generation Program. The application seeks authorization to invest approximately $100 million to install nearly 850 solar PV facilities on customer rooftops and other customer and company owned property over a two-year period. When fully implemented, the program is expected to have a total generating capacity of 20 MW (Direct Current). If approved, the program would enable Duke Energy Carolinas to partially satisfy the Renewable Energy and Energy Efficiency portfolio Standards established by SB 3. The NCUC will hold a hearing on this matter on October 23, 2008.

Capital Expansion Projects

Overview. Duke Energy Carolinas is engaged in planning efforts to meet projected load growth in its service territories. Capacity additions may include new nuclear, coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, Duke Energy Carolinas is taking steps now to ensure those options are available.

William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC) for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On February 25, 2008, Duke Energy Carolinas received confirmation from the NRC that its COL application has been accepted and docketed for the next stage of review. On June 27, 2008, the Blue Ridge Environmental Defense League filed a petition to intervene in the Lee COL proceeding before the NRC. Also, on December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy Carolinas’ decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The new requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC approved Duke Energy Carolinas’ Lee Nuclear project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008.

Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. Its Order explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including AFUDC), and included certain conditions including providing for updates on construction cost estimates. A group of environmental interveners filed a motion and supplemental motion for reconsideration in April 2007 and May 2007, respectively. The NCUC denied the motions for reconsideration in June 2007. On February 29, 2008, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding approximately $0.6 billion of AFUDC) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax credits. On February 20, 2008, Duke Energy Carolinas entered into an amended and restated engineering, procurement, construction and commissioning services agreement, valued at approximately $1.3 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside.

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions were filed appealing the final air permit. Duke Energy has moved to intervene in all four cases and the DENR has moved to consolidate all four cases. A hearing is not

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

expected before the second quarter of 2009. See Note 10 for a discussion of a lawsuit filed by Citizens Groups related to the construction of Cliffside Unit 6.

On October 11, 2007, the environmental group N.C. Waste Awareness Reduction Network (WARN) and two individual N.C. WARN members filed a petition against the DENR contesting the issuance of a wastewater discharge permit to Duke Energy Carolinas for the Cliffside Steam Station. This matter has been settled and the dismissal and settlement document was filed with the Office of Administrative Hearings on March 4, 2008 (see Note 10).

Based on initial review, the D.C. Circuit Court of Appeal’s February 8, 2008 decision vacating the U.S. Environmental Protection Agency’s (EPA) Clean Air Mercury Rule (CAMR) (see Note 10) should have no immediate impact on Cliffside. The North Carolina mercury emission limit is more stringent than the new source limit in CAMR. On March 5, 2008, the Southern Environmental Law Center filed a letter with the North Carolina Division of Air Quality (DAQ) on behalf of 17 environmental groups. The letter urges DAQ to reopen and modify or revoke Cliffside’s air permit because of the D.C. Circuit Court’s decision vacating CAMR. On March 19, 2008, WARN filed a contested case petition with the Office of Administrative Hearings challenging the Cliffside air permit and seeking a stay. Also in March 2008, the Southern Environmental Law Center, on behalf of several environmental organizations, several Riverkeeper organizations and Appalachian Voices filed contested case petitions. Duke Energy Carolinas moved to intervene in these three cases.

Dan River Steam Station and Buck Steam Station. On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC consolidated its consideration of the two CPCN applications and held an evidentiary hearing on the applications on March 11, 2008. The NCUC issued its order approving the CPCN applications for the Buck and Dan River combined cycle projects on June 5, 2008. On May 5, 2008, Duke Energy Carolinas entered into an engineering, construction and commissioning services agreement for the Buck combined cycle project, valued at approximately $275 million, with Shaw North Carolina, Inc.

The combined cycle natural gas-fired generating facility at the existing Buck Steam Station will affect an isolated wetland, and Duke Energy Carolinas applied for a state permit. DENR issued the permit with an unacceptable condition requiring submission of a stormwater plan before engineering and project siting have determined the location of the facilities. Duke Energy Carolinas has preserved its rights to continue negotiating with DENR.

Federal Advanced Clean Coal Tax Credits. Duke Energy Carolinas has been awarded approximately $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6. Since these credits were issued, Appalachian Voices and The Canary Coalition of Sylva have filed suit in a Washington federal court attempting to block tax credits issued to Duke Energy Carolinas and other utilities that are in the process of constructing clean-coal technology plants throughout the United States, citing that the DOE violated the National Environmental Protection Act in granting these credits. The groups are seeking a preliminary injunction requiring the DOE to suspend the credits until the merits of the suit can be heard. Duke Energy Carolinas believes these credits were properly awarded.

Other Matters

City of Orangeburg, South Carolina Wholesale Sales. On June 20, 2008, Duke Energy Carolinas filed notice with the NCUC that it intends to sell electricity at wholesale under a Power Purchase Agreement dated May 23, 2008 to the City of Orangeburg, South Carolina, at the same level of firmness or reliability as it provides to its retail customers (i.e., native load priority). This notice is required by a condition imposed by the NCUC in approving the Cinergy merger. Duke Energy Carolinas requested that the NCUC accept and acknowledge the purchase power agreement without conditions. Together with the advance notice, Duke Energy Carolinas and Orangeburg filed a joint petition for a declaratory ruling that Duke Energy Carolinas’ new wholesale contracts with native load priority will be treated for ratemaking and reporting purposes in the same manner as existing wholesale contracts with native load priority. This would mean that revenues from those contracts will be allocated to the wholesale jurisdiction and costs will be allocated to the wholesale jurisdiction based on average system costs. The NCUC Public Staff has filed its objection to the advance notice and joint petition. The NCUC has scheduled a hearing on this matter for October 14, 2008.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

10. Commitments and Contingencies

Environmental

Duke Energy Carolinas is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy.

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

Clean Water Act 316(b). The EPA finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Eight of Duke Energy Carolinas’ eleven coal and nuclear-fueled generating facilities in which Duke Energy Carolinas is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case and briefs were filed on July 14, 2008. A decision is not likely until 2009. If the Supreme Court upholds the lower court decision, it is expected that costs will increase as a result of the court’s decision.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR was to have limited total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 was to begin in 2009 for NOx and in 2010 for SO2. Phase 2 was to begin in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral arguments in a case involving multiple challenges to the CAIR. Nearly all aspects of the rule were challenged, but Duke Energy challenged only the portions pertaining to allowance SO2 allowance allocations. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA has until August 25, 2008 to appeal the decision. The D.C. Circuit’s decision creates uncertainty regarding future NOx and SO2 emission reductions requirements and their timing. Although as a result of the decision there may be a delay in the timing of federal requirements to reduce emissions, it is expected that electric sector emission reductions at least as stringent as those imposed by CAIR will be required in the near future through new federal rules and/or individual state requirements. CAIR remains in effect until the Court issues its mandate, which will not be before the period for petitions for rehearing runs. At this time the decision does not impact existing requirements that Duke Energy Carolinas reduce its NOx and SO2 emissions under North Carolina clean air legislation (see Note 9). Duke Energy Carolinas is unable to estimate the costs to comply with any new rule the EPA may issue. At June 30, 2008, Duke Energy Carolinas holds an insignificant amount of emission allowances which could be impacted by the D.C. Circuit Court’s decision to vacate CAIR.

Clean Air Mercury Rule (CAMR). The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8, 2008 the D.C. Circuit issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. Requests for rehearing were denied. Parties have until August 18, 2008 to request U.S. Supreme Court review of the D.C. Circuit’s decision. The D.C. Circuit’s decision creates uncertainty regarding future mercury emission reduction requirements and their timing, but makes it fairly certain that there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants. At this point, Duke Energy Carolinas is unable to estimate the costs to comply with any future mercury regulations that might result from the D.C. Circuit’s decision.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Coal Combustion Product (CCP) Management. Duke Energy Carolinas currently estimates that it will spend approximately $130 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities and Other Current Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $15 million and $9 million as of June 30, 2008 and December 31, 2007, respectively. These accruals represent Duke Energy Carolinas’ provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy Carolinas believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. DOJ, acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of Duke Energy Carolinas’ plants have been subject to these allegations. Duke Energy Carolinas asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

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

Cliffside Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in federal court alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the maximum achievable control technology emission limits will be met for all prospective emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In June 2008, Duke Energy Carolinas announced that it would voluntarily perform a maximum achievable technology assessment of air emission controls planned for Cliffside Unit 6. In July 2008, Duke Energy Carolinas submitted the results of the assessment to the North Carolina Department of Environment and Natural Resources. On August 8, 2008 the plaintiffs filed a motion for summary judgment and on August 11, 2008 Duke Energy Carolinas filed a motion to dismiss. It is not possible to predict with certainty whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, that Duke Energy Carolinas might incur in connection with this matter. To the extent that a court of proper jurisdiction halts construction of the plant, Duke Energy Carolinas will seek to meet customers’ need for power through other resources. In addition, Duke Energy Carolinas will seek appropriate regulatory treatment for the investment in the plant.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (i.e., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. The plaintiffs also seek to divide the putative class into sub-classes based on age. Six causes of action are alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. The plaintiffs seek a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A portion of this contingent liability was assigned to Spectra Energy in connection with the spin-off in January 2007. A hearing on the plaintiffs’ motion to amend the complaint to add additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007. On June 2, 2008, the court issued its ruling denying plaintiffs’ motion to add the additional claim and dismissing a number of plaintiffs’ claims, including the claims for ERISA age discrimination. Since that date, plaintiffs have notified Duke Energy that they are withdrawing their ADEA claim. The matter is currently in discovery and no trial date has been set. It is not possible to predict with certainty the damages, if any, that Duke Energy or Duke Energy Carolinas might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,056 million and $1,082 million as of June 30, 2008 and December 31, 2007, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. As of June 30, 2008, Duke Energy Carolinas’ cumulative payments have exceeded the self insurance retention on its insurance policy. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,107 million in excess of the self insured retention. Insurance recoveries of approximately $1,040 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of both June 30, 2008 and December 31, 2007. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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

Duke Energy Carolinas has exposure to certain legal matters that are described herein. As of both June 30, 2008 and December 31, 2007, Duke Energy Carolinas has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1.1 billion for these proceedings and exposures. Duke Energy Carolinas has insurance coverage for certain of these losses incurred. As of both June 30, 2008 and December 31, 2007, Duke Energy Carolinas recognized approximately $1,040 million of probable insurance recoveries related to these losses. The reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Carolinas expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. As part of its normal business, Duke Energy Carolinas enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as trading contracts or qualifying hedge positions.

11. Related Party Transactions

Assets/(Liabilities)

	June 30, 2008	December 31, 2007
	(in millions)
Current assets—due from affiliated companies(a)	$42	$21
Current liabilities—due to affiliated companies(b)	(86)	(264)
Net deferred tax liabilities—due to Duke Energy(c)	(2,554)	(2,334)

(a)	Of the balance at June 30, 2008, $35 million is classified as Other within Current Assets and $7 million is classified as Receivables on the Consolidated Balance Sheets. Of the balance at December 31, 2007, $19 million is classified as Other within Current Assets and $2 million is classified as Receivables on the Consolidated Balance Sheets.
(b)	The balance is recorded in Accounts Payable on the Consolidated Balance Sheets.
(c)	Of the balance at June 30, 2008, approximately $(2,470) million is classified as Deferred Income Taxes, $(122) million is classified as Investment Tax Credits within Deferred Credits and Other Liabilities, $37 million is classified as Other within Current Assets and $1 million is classified as Taxes Accrued on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately $(2,262) million is classified as Deferred Income Taxes, $(126) million is classified as Investment Tax Credits within Deferred Credits and Other Liabilities and $54 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Carolinas is allocated its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, employee benefits, legal and accounting fees, as well as other third party costs. During the three months ended June 30, 2008 and 2007, Duke Energy Carolinas recorded governance expenses and shared services expenses of approximately $201 million and $236 million, respectively. During the six months ended June 30, 2008 and 2007, Duke Energy Carolinas recorded governance expenses and shared services expenses of approximately $388 million and $455 million, respectively. Additionally, Duke Energy Carolinas is charged a management fee by the same unconsolidated affiliate that amounted to approximately $14 million and $13 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $32 million and $33 million for the six months ended June 30, 2008 and 2007, respectively. Duke Energy Carolinas incurs expenses related to its property insurance coverage through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were approximately $6 million and $23 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $11 million and $29 million for the six months ended June 30, 2008 and 2007, respectively. These governance, shared services, management fee and property insurance amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. Additionally, Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy. This rental income was approximately $3 million for each of the three months ended June 30, 2008 and 2007, and approximately $6 million and $7 million for the six months ended June 30, 2008 and 2007, respectively.

12. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Carolinas adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). Duke Energy Carolinas’ adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No 157-2, which delayed the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy Carolinas as a result of the adoption of SFAS No. 157.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Level 1 inputs—unadjusted quoted prices in active markets for identical assets or liabilities that Duke Energy Carolinas has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information. Duke Energy Carolinas does not adjust quoted market prices on Level 1 inputs for any blockage factor.

Level 2 inputs—inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.

Level 3 inputs—unobservable inputs for the asset or liability.

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

The following table provides the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Consolidated Balance Sheets at fair value at June 30, 2008:

	Total Fair Value Amounts at June 30, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available for sale auction rate securities(a)	$75	$—	$—	$75
Short-term investments	460		460
Nuclear decommissioning trust fund	1,804	1,237	567	—

Total Assets	$2,339	$1,237	$1,027	$75
Derivative liabilities(b)	(14)	—	(14)	—

Net Assets	$2,325	$1,237	$1,013	$75

(a)	Included in Other within Investments and Other Assets in the Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Rollforward of Level 3 measurements

Available-for-Sale Auction Rate Securities
(in millions)
Three Months Ended June 30, 2008
Balance at April 1, 2008	$77
Total pre-tax unrealized losses included in Other Comprehensive Income	(2)

Balance at June 30, 2008	$75

Six Months Ended June 30, 2008
Balance at January 1, 2008	$—
Transfers in to Level 3	82
Total pre-tax unrealized losses included in Other Comprehensive Income	(7)

Balance at June 30, 2008	$75

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

Investments in available-for-sale auction rate securities: As of June 30, 2008, Duke Energy Carolinas has approximately $82 million par value (approximately $75 million fair value) of auction rate securities for which an active market does not currently exist. All of these securities were valued as of June 30, 2008 using Level 3 measurements. Valuations were determined based on a combination of broker quotes, where available, internal modeling of comparable instruments or discounted cash flow analyses. In preparing the valuations, all significant value drivers were considered, including the underlying collateral. Refer to Note 15 for additional information on Duke Energy Carolinas’ investments in auction rate securities.

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

13. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Carolinas subsequent to June 30, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157. Refer to Note 12 for a discussion of Duke Energy Carolinas’ adoption of SFAS No. 157.

SFAS No. 159. Refer to Note 12 for a discussion of Duke Energy Carolinas’ adoption of SFAS No. 159.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Carolinas as of June 30, 2008:

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

FSP No APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). In May 2008, the FASB issued FSP APB 14-1, which addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 does not change the accounting for more traditional types of convertible debt securities that do not have a cash settlement feature and FSP APB 14-1 does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument. For Duke Energy Carolinas, FSP APB 14-1 is applicable as of January 1, 2009 and must be applied retrospectively to all prior periods presented, even if the instrument has matured, has been converted, or has otherwise been extinguished as of the effective date of FSP APB 14-1. Duke Energy Carolinas is currently evaluating the impact of adopting FSP APB 14-1 on its historical results of operations as, in 2003, Duke Energy Carolinas issued $770 million of convertible debt with a cash settlement option that was fully converted into Duke Energy common stock during the years ended December 31, 2005, 2006 and 2007; however, Duke Energy Carolinas does not anticipate the retrospective application of FSP APB 14-1 will have a material impact on Duke Energy Carolinas’ historical results of operations, cash flows or financial position. Future impacts of FSP APB 14-1 will be determined by whether Duke Energy Carolinas issues convertible debt with cash settlement options.

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

The following table details the changes in Duke Energy Carolinas’ unrecognized tax benefits from January 1, 2008 to June 30, 2008.

Increase/ (Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2008	$189

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	281
Gross decreases—tax positions in prior periods	(10)
Gross increases—current period tax positions	3

Total Changes	274

Unrecognized Tax Benefits—June 30, 2008	$463

At June 30, 2008 and December 31, 2007, Duke Energy Carolinas had approximately $287 million and $109 million, respectively, of unrecognized tax benefits that, if recognized, may affect the effective tax rate or a regulatory liability. At this time, Duke Energy

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Carolinas is unable to estimate the specific effect to either. Duke Energy Carolinas does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

During the three and six months ended June 30, 2008, Duke Energy Carolinas recognized an insignificant amount and approximately $2 million of net interest income, respectively, related to income taxes. At June 30, 2008, Duke Energy Carolinas’ Consolidated Balance Sheets included approximately $36 million of interest receivable, which reflects all interest related to income taxes. No amounts have been recorded for the payment of penalties.

Duke Energy Carolinas has the following tax years open.

Jurisdiction	Tax Years
Federal	1999 and after
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years

The effective tax rate for the three months ended June 30, 2008 was approximately 37.1% as compared to the effective tax rate of 35.5% for the same period in 2007. The effective tax rate for the six months ended June 30, 2008 was approximately 35.2% as compared to the effective tax rate of 34.8% for the same period in 2007.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Carolinas from its customers. These taxes, which are required to be paid regardless of Duke Energy Carolinas’ ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Carolinas acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Carolinas’ excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(in millions)
Excise Taxes	$29	$29	$61	$60

15. Comprehensive Income and Total Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended June 30, 2008 and 2007. Components of other comprehensive income and total comprehensive income for the six months ended June 30, 2008 and 2007 are presented in the Consolidated Statements of Member’s Equity and Comprehensive Income.

Total Comprehensive Income (Loss)

	Three Months Ended June 30,
	2008	2007
	(in millions)
Net Income	$122	$99

Other comprehensive income
Net unrealized gains on cash flow hedges(a)	2	1
Reclassification into earnings from cash flow hedges(b)	—	3
Unrealized loss on investments in auction rate securities(c)	(1)	—

Other comprehensive income, net of tax	1	4

Total Comprehensive Income	$123	$103

(a)	Net unrealized gains on cash flow hedges, net of $1 million tax expense and $1 million tax expense for the three months ended June 30, 2008 and 2007, respectively.
(b)	Reclassification into earnings from cash flow hedges, net of $1 million tax benefit and $1 million tax expense for the three months ended June 30, 2008 and 2007, respectively.
(c)	Net of $1 million tax benefit for the three months ended June 30, 2008. See below for additional information.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Auction Rate Security Investments. Duke Energy Carolinas made investments in auction rate debt securities during the first quarter of 2008, which primarily consisted of investments in AAA rated student loan securities which have very minimal credit risk as substantially all values are ultimately backed by the U.S. Federal government. At June 30, 2008, Duke Energy Carolinas held approximately $82 million par value of investments in auction rate debt securities, which are classified as long-term investments in Other within Investments and Other Assets on the Consolidated Balance Sheets as an active market does not currently exist. As these securities are treated as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Duke Energy Carolinas performed a valuation of its investment holdings at June 30, 2008 (consistent with provisions of SFAS No. 157—see Note 12) and determined that the carrying value of these investments exceeded the current estimated fair value of these investments by approximately $7 million. Duke Energy Carolinas recorded the reduction in the carrying value of these investments as a component of Other Comprehensive Income ($5 million in first quarter 2008 and $2 million in second quarter 2008) as these investments have minimal credit risk (as discussed above) and Duke Energy Carolinas has the intent and ability to hold these securities until the credit markets regain liquidity or the instruments are refunded by the issuer at their stated par values. Accordingly, management believes the reduction in fair value of these securities is temporary. Management will continue to monitor the carrying value of its entire portfolio of investments in the future to determine if any additional other-than-temporary impairment losses should be recorded.

16. Subsequent Events

For information on subsequent events related to regulatory matters and commitments and contingencies, see Notes 9 and 10, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Duke Energy Carolinas, LLC (Duke Energy Carolinas), a wholly owned subsidiary of Duke Energy Corporation (Duke Energy), generates, transmits, distributes and sells electricity in North Carolina and South Carolina.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas is presented in reduced disclosure format in accordance with General Instructions H(2) of Form 10-Q.

DUKE ENERGY CAROLINAS

	Six Months Ended June 30,
(in millions)	2008	2007	Increase (Decrease)
Operating revenues	$2,868	$2,692	$176
Operating expenses	2,304	2,194	110
Gains on sales of other assets and other, net	—	2	(2)

Operating income	564	500	64
Other income and expenses, net	48	20	28
Interest expense	164	145	19

Income before income taxes	448	375	73
Income tax expense	158	130	28

Net income	$290	$245	$45

The $45 million increase in Duke Energy Carolinas’ net income was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•

An approximate $173 million increase in fuel revenues driven primarily by higher fuel rates and legislative changes that allow Duke Energy Carolinas to collect additional purchased power and environmental compliance costs from retail customers. These fuel revenues represent sales to both retail and wholesale customers,

•

An approximate $72 million increase due to the completion in 2007 of the sharing of anticipated merger savings, through rate decrement riders, with regulated customers in North Carolina and South Carolina, and

•

An approximate $24 million increase in Gigawatt-hours sales to retail customers due to favorable weather conditions. Weather statistics for both cooling degree days and heating degree days in 2008 were favorable compared to the same period in 2007.

Partially offsetting these increases were:

•	An approximate $84 million decrease in retail rates primarily related to the new retail base rates implemented in North Carolina in the first quarter of 2008 resulting from the 2007 rate review.

Operating Expenses. The increase was primarily due to:

•

An approximate $169 million increase in fuel expense (including purchased power) due primarily to increased purchases and generation using natural gas to meet peak demand driven by record setting June 2008 weather, coupled with increased coal prices. This increase also reflects a $21 million reimbursement in first quarter 2007 of previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the Department of Energy. The settlement between the parties was finalized on March 6, 2007,

•	An approximate $36 million increase in operating and maintenance expenses primarily due to higher outage and maintenance costs at generating plants, and

PART I

•	An approximate $17 million increase in depreciation expenses due to additional capital spending.

Partially offsetting these increases was:

•

An approximate $108 million decrease in retail regulatory amortization expenses primarily due to the completion in 2007 of amortization of compliance costs related to North Carolina clean air legislation.

Other Income and Expenses, net. The increase in other income and expenses, net is primarily due to the equity component of allowance for funds used during construction (AFUDC) and interest income on short-term investments. The increase in AFUDC is primarily due to additional capital spending for ongoing construction projects.

Interest Expense. The increase in interest expense for the six months ended June 30, 2008 compared to the same period in the prior year was due primarily to increased long-term debt, partially offset by the debt component of AFUDC due to additional capital spending.

Income Tax Expense. Income tax expense increased for the six months ended June 30, 2008 as compared to the same period in the prior year due to higher pre-tax income. The effective tax rate was approximately 35% for both periods.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Exhibit Number

*10.1	Engineering and Construction Agreement, dated as of May 5, 2008, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY CAROLINAS, LLC

Date: August 13, 2008	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: August 13, 2008	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller