Form 10-Q
period 2008-09-30
Duke Energy Carolinas, LLC
filed 2008-11-07
CIK 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 Or

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

September 30, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State and federal legislative and regulatory initiatives and rulings that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Carolinas, LLC (Duke Energy Carolinas) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Carolinas’ operations, including the economic, operational and other effects of storms, hurricanes, droughts and tornados;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation facilities;
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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues-Regulated Electric	$1,652	$1,778	$4,520	$4,470
Operating Expenses
Fuel used in electric generation and purchased power	498	534	1,405	1,272
Operation, maintenance and other	398	418	1,268	1,252
Depreciation and amortization	188	251	560	717
Property and other taxes	88	91	243	247
Total operating expenses	1,172	1,294	3,476	3,488
Gains on Sales of Other Assets and Other, net	1	—	1	2
Operating Income	481	484	1,045	984
Other Income and Expenses, net	32	40	80	60
Interest Expense	82	73	246	218
Income Before Income Taxes	431	451	879	826
Income Tax Expense	151	162	309	292
Net Income	$280	$289	$570	$534

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$574	$21
Short-term investments	165	—
Receivables (net of allowance for doubtful accounts of $6 at September 30, 2008 and December 31, 2007)	822	783
Inventory	578	590
Other	117	169
Total current assets	2,256	1,563
Investments and Other Assets
Nuclear decommissioning trust funds	1,675	1,929
Other	1,317	1,323
Total investments and other assets	2,992	3,252
Property, Plant and Equipment
Cost	26,879	24,593
Less accumulated depreciation and amortization	10,203	9,227
Net property, plant and equipment	16,676	15,366
Regulatory Assets and Deferred Debits
Deferred debt expense	186	184
Regulatory assets related to income taxes	441	408
Other	834	531
Total regulatory assets and deferred debits	1,461	1,123
Total Assets	$23,385	$21,304

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	September 30, 2008	December 31, 2007
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$469	$822
Notes payable and commercial paper	—	150
Taxes accrued	202	106
Interest accrued	115	73
Current maturities of long-term debt	510	810
Other	341	373
Total current liabilities	1,637	2,334
Long-term Debt	6,431	4,583
Deferred Credits and Other Liabilities
Deferred income taxes	2,542	2,262
Investment tax credit	120	126
Asset retirement obligations	2,470	2,306
Other	2,990	3,060
Total deferred credits and other liabilities	8,122	7,754
Commitments and Contingencies
Member's Equity
Member's equity	7,224	6,654
Accumulated other comprehensive loss	(29)	(21)
Total member's equity	7,195	6,633
Total Liabilities and Member's Equity	$23,385	$21,304

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$570	$534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	676	813
Gains on sales of other assets	(1)	(2)
Deferred income taxes	279	(48)
Equity in earnings of unconsolidated affiliates	1	1
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(27)	6
Receivables	(76)	(237)
Inventory	25	(19)
Other current assets	23	155
Increase (decrease) in
Accounts payable	(216)	(305)
Taxes accrued	93	40
Other current liabilities	17	(22)
Other, assets	(100)	51
Other, liabilities	(17)	(5)
Net cash provided by operating activities	1,247	962
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,727)	(1,193)
Investment expenditures	(1)	(1)
Acquisitions, net of cash acquired	(150)	—
Purchases of available-for-sale securities	(4,710)	(5,546)
Proceeds from sales and maturities of available-for-sale securities	4,475	5,624
Purchases of emission allowances	—	(12)
Change in restricted cash	40	22
Other	(9)	(2)
Net cash used in investing activities	(2,082)	(1,108)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,153	500
Payments for the redemption of:
Long-term debt	(612)	(252)
Convertible notes	—	(110)
Notes payable and commercial paper	(140)	—
Other	(13)	(5)
Net cash provided by financing activities	1,388	133
Net increase (decrease) in cash and cash equivalents	553	(13)
Cash and cash equivalents at beginning of period	21	38
Cash and cash equivalents at end of period	$574	$25

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$82	$203

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Income (Loss)
	Member's Equity	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance December 31, 2006	$5,984	$(4)	$—	$5,980
Net income	534	—	—	534
Other Comprehensive Income
Net unrealized losses on cash flow hedges(a)	—	(7)	—	(7)

Total comprehensive income				527
Balance September 30, 2007	$6,518	$(11)	$—	$6,507

Balance December 31, 2007	$6,654	$(21)	$—	$6,633
Net income	570	—	—	570
Other Comprehensive Income
Net unrealized losses on cash flow hedges(a)	—	(7)	—	(7)
Reclassification into earnings from cash flow hedges(b)	—	2	—	2
Unrealized loss on investments in auction rate securities(c)	—	—	(3)	(3)

Total comprehensive income				562
Balance September 30, 2008	$7,224	$(26)	$(3)	$7,195

(a)	Net unrealized losses on cash flow hedges, net of tax benefit of $5 and $4 in 2008 and 2007, respectively.
(b)	Reclassification into earnings from cash flow hedges, net of $1 tax expense in 2008.
(c)	Net of $1 tax benefit in 2008.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Carolinas, LLC (Duke Energy Carolinas), a wholly owned subsidiary of Duke Energy Corporation (Duke Energy), generates, transmits, distributes and sells electricity in North Carolina and South Carolina. These Unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Carolinas, as well as Duke Energy Carolinas’ approximate 19% undivided interest in the Catawba Nuclear Station (see Note 3 for discussion of Duke Energy Carolinas’ acquisition of additional ownership interest in the Catawba Nuclear Station in September 2008).

These Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Consolidated Financial Statements do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Consolidated Financial Statements and Notes do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements, the Unaudited Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Carolinas’ Form 10-K for the year ended December 31, 2007.

These Unaudited Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy Carolinas’ financial position and results of operations. Amounts reported in the interim Unaudited Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changing commodity prices and other factors.

Use of Estimates. To conform with GAAP in the U.S., management makes estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue per kilowatt-hour for all customer classes to the number of estimated kilowatt-hours delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy Carolinas’ Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, were approximately $197 million and $221 million, respectively.

Other Current and Non-Current Liabilities. At September 30, 2008 and December 31, 2007, approximately $1,542 million and $1,528 million, respectively, of regulatory liabilities associated with asset removal costs are included in Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. At September 30, 2008 and December 31, 2007, this balance exceeded 5% of total liabilities. Also see “Asbestos-related Injuries and Damages Claims” in Note 11 for additional amounts that exceeded 5% of total liabilities.

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

The remainder of Duke Energy Carolinas’ operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate governance costs, as well as a management fee charged by an unconsolidated affiliate (see Note 12). Effective July 1, 2008, the management fee is no longer being charged to Duke Energy Carolinas.

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

Business Segment Data(a)

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization(b)
	(in millions)
Three Months Ended September 30, 2008
Franchised Electric	$1,652	$532	$188

Total reportable segments	1,652	532	188
Other	—	(27)	—
Interest expense	—	(82)	—
Interest income	—	8	—

Total consolidated	$1,652	$431	$188

Three Months Ended September 30, 2007
Franchised Electric	$1,778	$557	$251

Total reportable segments	1,778	557	251
Other	—	(66)	—
Interest expense	—	(73)	—
Interest income	—	33	—

Total consolidated	$1,778	$451	$251

Nine Months Ended September 30, 2008
Franchised Electric	$4,520	$1,245	$560

Total reportable segments	4,520	1,245	560
Other	—	(143)	—
Interest expense	—	(246)	—
Interest income	—	23	—

Total consolidated	$4,520	$879	$560

Nine Months Ended September 30, 2007
Franchised Electric	$4,470	$1,197	$717

Total reportable segments	4,470	1,197	717
Other	—	(194)	—
Interest expense	—	(218)	—
Interest income	—	41	—

Total consolidated	$4,470	$826	$717

(a)	There were no intersegment revenues for the three and nine months ended September 30, 2008 and 2007.
(b)	As a result of the 2007 North Carolina rate review, Duke Energy Carolinas ceased Clean Air amortization on December 31, 2007. See Note 10 for additional information.

Segment Assets

At September 30, 2008 and December 31, 2007, substantially all of Duke Energy Carolinas’ assets are owned by its only reportable business segment, Franchised Electric.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

3. Acquisitions

Duke Energy Carolinas consolidates assets and liabilities from acquisitions as of the purchase date and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the purchase date. The purchase price minus the estimated fair value of the acquired tangible and identifiable intangible assets and liabilities meeting the definition of a business as defined in Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” is recorded as goodwill. The allocation of the purchase price may be adjusted if additional, requested information is received during the allocation period, which generally does not exceed one year from the consummation date; however, it may be longer for certain income tax items.

On September 30, 2008, Duke Energy Carolinas completed the purchase of a portion of Saluda River Electric Cooperative, Inc.’s approximate 7 percent ownership interest in the Catawba Nuclear Station. Under the terms of the agreement, Duke Energy Carolinas paid approximately $150 million for the additional ownership interest in the Catawba Nuclear Station. Following the closing of the transaction, Duke Energy Carolinas owns approximately 19 percent of the Catawba Nuclear Station. No goodwill was recorded as a result of this transaction. As the acquisition occurred on September 30, 2008, no earnings associated with the acquired portion were recorded during the three or nine months ended September 30, 2008.

4. Stock-Based Compensation

Duke Energy Carolinas is allocated stock-based compensation expense from Duke Energy as certain of its employees participate in Duke Energy’s stock-based compensation program. Duke Energy Carolinas accounts for stock-based compensation using the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) established accounting for stock-based awards exchanged for employee and certain nonemployee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Duke Energy Carolinas elected to adopt the modified prospective application method as provided by SFAS No. 123(R). There were no modifications to outstanding stock options prior to the adoption of SFAS No. 123(R).

Duke Energy Carolinas recorded pre-tax stock-based compensation expense for each of the three and nine months ended September 30, 2008 and 2007 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Phantom Awards	$1	$1	$3	$4
Performance Awards	—	1	2	3

Total	$1	$2	$5	$7

The tax benefit associated with the recorded expense for each of the three months ended September 30, 2008 and 2007 was approximately $1 million. The tax benefit associated with the recorded expense for the nine months ended September 30, 2008 and 2007 was approximately $2 million and $3 million, respectively.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Stock Option Activity

Stock option awards issued under Duke Energy’s 2006 Long-Term Incentive Plan (2006 Plan) and 1998 Long-Term Incentive Plan (1998 Plan) generally vest over five years. Duke Energy did not award any stock options to Duke Energy Carolinas employees during the three or nine months ended September 30, 2008 or 2007. All of the outstanding Duke Energy stock options issued to Duke Energy Carolinas employees are fully vested.

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2007	3,413	$18
Exercised	(169)	16
Transferred, forfeited or expired	(917)	18

Outstanding at September 30, 2008	2,327	18

Exercisable at September 30, 2008	2,327	$18

Phantom Awards

Phantom stock awards issued and outstanding under the 2006 Plan generally vest over periods from immediate to three years. Phantom stock awards issued and outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 262,020 shares (fair value of approximately $5 million, based on the market price of Duke Energy’s common stock at the grant date) to Duke Energy Carolinas employees during the nine months ended September 30, 2008. Duke Energy awarded 257,510 shares (fair value of approximately $5 million, based on the market price of Duke Energy’s common stock at the grant date) to Duke Energy Carolinas employees during the nine months ended September 30, 2007.

The following table summarizes information about Duke Energy phantom stock awards outstanding at September 30, 2008:

Shares (in thousands)
Number of Phantom Stock Awards:
Outstanding at December 31, 2007	251
Granted	262
Vested	(34)
Forfeited/Transferred	(24)

Outstanding at September 30, 2008	455

At September 30, 2008, Duke Energy Carolinas had approximately $4 million of unrecognized compensation cost related to unvested phantom awards which is expected to be recognized over a weighted-average period of 1.8 years.

Performance Awards

Stock-based performance awards issued and outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years if performance targets are met. Duke Energy awarded 312,480 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the nine months ended September 30, 2008. Duke Energy awarded 317,460 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the nine months ended September 30, 2007.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table summarizes information about Duke Energy stock-based performance awards outstanding at September 30, 2008:

Shares (in thousands)
Number of Stock-based Performance Awards:
Outstanding at December 31, 2007	381
Granted	312
Vested	(60)
Forfeited/Transferred	(41)

Outstanding at September 30, 2008	592

At September 30, 2008, Duke Energy Carolinas had approximately $4 million of unrecognized compensation cost related to unvested performance awards which is expected to be recognized over a weighted-average period of 1.6 years.

Other Stock Awards

Other stock awards issued and outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued to Duke Energy Carolinas employees during the nine months ended September 30, 2008 or 2007.

The following table summarizes information about Duke Energy other stock awards outstanding at September 30, 2008:

Shares (in thousands)
Number of Other Stock Awards:
Outstanding at December 31, 2007	192
Vested	(10)
Forfeited/Transferred	(34)

Outstanding at September 30, 2008	148

At September 30, 2008, Duke Energy Carolinas had approximately $2 million of unrecognized compensation cost related to unvested other stock awards which is expected to be recognized over a weighted-average period of 2.3 years.

5. Inventory

Inventory consists primarily of materials and supplies and coal held for electric generation and is recorded primarily using the average cost method.

	September 30, 2008	December 31, 2007
	(in millions)
Materials and supplies	$420	$366
Coal held for electric generation	158	224

Total inventory	$578	$590

6. Debt and Credit Facilities

Debt Issuances. In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $400 million carries a fixed interest rate of 5.25% and matures January 15, 2018 and $500 million carries a fixed interest rate of 6.00% and matures January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million, which was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of interest expense over the life of the debt.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

In April 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $300 million carries a fixed interest rate of 5.10% and matures April 15, 2018 and $600 million carries a fixed interest rate of 6.05% and matures April 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $23 million, which was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of interest expense over the life of the debt.

In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, had an initial interest rate of 2.15% which is reset on a weekly basis.

Available Credit Facilities and Capacity Utilized Under Available Credit Facilities. In March 2008, Duke Energy entered into an amendment to its $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sub limit of Duke Energy Carolinas, subject to maximum cap limitations, at any time. Duke Energy Carolinas’ borrowing sub limit at September 30, 2008 was $900 million. In October 2008, Duke Energy terminated the participation of one of the financial institutions supplying approximately $63 million of credit commitment under its master credit facility, which reduced the total credit facility capacity under Duke Energy’s master credit facility to approximately $3.14 billion. This termination reduced Duke Energy Carolinas borrowing sub limit by approximately $18 million. The amount available to Duke Energy Carolinas under its sub limit to the master credit facility has been reduced by drawdowns of cash and the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and pollution control bonds.

At September 30, 2008 and December 31, 2007, approximately $412 million and $322 million, respectively, of certain pollution control bonds and approximately $310 million and $300 million, respectively, of commercial paper, both of which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Carolinas’ intent and ability to utilize such borrowings as long-term financing. Duke Energy and Duke Energy Carolinas’ credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Carolinas the ability to refinance these short-term obligations on a long-term basis. Of the $412 million of pollution control bonds outstanding at September 30, 2008, approximately $197 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific credit facilities separate from the master credit facility. Additionally, at September 30, 2008, Duke Energy Carolinas had approximately $7 million of letters of credit outstanding that were backstopped by this facility.

In September 2008, Duke Energy and its wholly-owned subsidiaries, including Duke Energy Carolinas, borrowed a total of approximately $1 billion under Duke Energy’s master credit facility. Of the approximately $1 billion, Duke Energy Carolinas borrowed approximately $257 million. The loan, which is a revolving credit loan that bears interest at bank prime rate, is due in September 2009; however, Duke Energy Carolinas has the ability under the master credit facility to renew the loan up through the date the master credit facility matures, which is in June 2012. As Duke Energy Carolinas has the intent and ability to refinance this obligation on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility, this borrowing is reflected as Long-Term Debt on the Consolidated Balance Sheets at September 30, 2008.

Restrictive Debt Covenants. Duke Energy’s credit agreements contain various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy Carolinas to not exceed 65%. Additionally, Duke Energy Carolinas’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2008, Duke Energy and Duke Energy Carolinas were in compliance with all covenants that would impact Duke Energy Carolinas’ ability to borrow funds under its debt and credit facilities. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

7. Employee Benefit Obligations

Duke Energy Carolinas participates in Duke Energy’s qualified pension plans, non-qualified pension plans and other post-retirement benefit plans. Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy Carolinas did not make contributions to Duke Energy’s U.S. qualified or non-qualified pension plans during the three and nine months ended September 30, 2008 or 2007 and Duke Energy Carolinas does not anticipate making contributions to Duke Energy’s qualified or non-qualified pension plans during the remainder of 2008. Additionally, Duke Energy Carolinas participates in Duke Energy sponsored employee savings plans that cover substantially all Duke Energy Carolinas’ employees. Duke Energy Carolinas made its proportionate share of pre-tax employer matching contributions of approximately $8 million during each of the three months ended September 30, 2008 and 2007. Duke Energy Carolinas made its proportionate share of pre-tax employer matching contributions of approximately $27 million and $28 million during the nine months ended September 30, 2008 and 2007, respectively.

Qualified Pension Plans.

Net periodic pension costs for qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $2 million and $5 million for the three months ended September 30, 2008 and 2007, respectively. Net periodic pension costs for qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $5 million and $16 million for the nine months ended September 30, 2008 and 2007, respectively.

Non-Qualified Pension Plans.

Net periodic pension costs for non-qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, were insignificant for each of the three months ended September 30, 2008 and 2007. Net periodic pension costs for non-qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $2 million for each of the nine months ended September 30, 2008 and 2007.

Other Post-Retirement Benefit Plans.

Net periodic benefit costs for other post-retirement benefit plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $4 million and $9 million for the three months ended September 30, 2008 and 2007, respectively. Net periodic benefit costs for other post-retirement benefit plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $13 million and $26 million for the nine months ended September 30, 2008 and 2007, respectively.

8. Severance

During each of the three and nine months ended September 30, 2008 and 2007, Duke Energy Carolinas recorded insignificant severance charges under Duke Energy’s ongoing severance plan. Future severance costs under Duke Energy’s ongoing severance plan, if any, are currently not estimable.

Severance Reserve

	Balance at December 31, 2007	Provision/ Adjustments	Cash Reductions	Balance at September 30, 2008
	(in millions)
Other(a)	$5	$—	$(1)	$4

(a)	Severance provisions are expected to be paid within one year from the date that the provision was recorded.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

September 30, 2007, approximately 170 employees accepted the offer and, pursuant to SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Duke Energy Carolinas recorded a charge of approximately $6 million related to this voluntary plan.

9. Risk Management Instruments

Duke Energy Carolinas is exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of energy related assets. Exposure to interest rate risk exists as a result of the issuance of variable and fixed rate debt and commercial paper. Duke Energy Carolinas employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, which may include swaps, futures, forwards, options and swaptions. Duke Energy Carolinas’ net derivative portfolio as of September 30, 2008 and December 31, 2007 was a net asset of approximately $2 million and a net liability of approximately $12 million, respectively. The amounts represent the combination of derivative balances presented primarily as Other within Current Assets, Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on Duke Energy Carolinas’ Consolidated Balance Sheets.

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

The ineffective portion of commodity cash flow hedges resulted in an insignificant loss for each of the three and nine months ended September 30, 2008 and 2007 and is reported primarily in Operating Revenues–Regulated Electric in the Consolidated Statements of Operations. The amount recognized for transactions that no longer qualified as cash flow hedges was insignificant for each of the three and nine months ended September 30, 2008 and 2007.

Normal Purchases and Normal Sales Exception. Duke Energy Carolinas has applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to certain contracts involving the purchase and sale of electricity in future periods.

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy Carolinas to risk as a result of its issuance of variable and fixed rate debt and commercial paper. Duke Energy Carolinas manages its interest rate exposure by limiting its variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Carolinas also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. Duke Energy Carolinas’ interest rate derivative ineffectiveness was insignificant to its Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007. See Note 6 for further discussion on the termination of interest rate swaps in connection with certain debt offerings.

As of September 30, 2008, approximately $5 million of pre-tax deferred losses on derivative instruments related to interest rate cash flow hedges included in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets is expected to be recognized in Interest Expense during the next 12 months.

10. Regulatory Matters

Regulatory Merger Approvals. On April 3, 2006, the merger between Duke Energy and Cinergy Corp. (Cinergy) was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Service Commission of South Carolina (PSCSC) and the North Carolina Utilities Commission (NCUC) required that certain merger related savings be shared with consumers in South Carolina and North Carolina, respectively. The commissions also required Duke Energy Holding Corp. and/or Duke Energy Carolinas to meet additional conditions. Key elements of these conditions include:

•

The PSCSC required that Duke Energy Carolinas provide a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing (BPM) profit sharing arrangement. The rate reduction ended May 31, 2007. Approximately $16 million of the rate reduction was passed through to customers during the nine months ended September 30, 2007.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

•

The NCUC required that Duke Energy Carolinas provide (i) a rate reduction of approximately $118 million for its North Carolina customers through a credit rider to existing base rates for a one-year period following the close of the merger and (ii) $12 million to support various low income, environmental, economic development and educationally beneficial programs, the cost of which was incurred in the second quarter of 2006. The rate reduction ended June 30, 2007. Approximately $62 million of the rate reduction was passed through to customers during the nine months ended September 30, 2007.

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

Restrictions on the Ability of Duke Energy Carolinas to Make Dividends, Advances and Loans to Duke Energy Corporation. As a condition of approving the merger of Duke Energy and Cinergy, the state utility commissions imposed conditions (the Merger Conditions) on the ability of Duke Energy Carolinas to transfer funds to Duke Energy through loans or advances as well as restricted amounts available to pay dividends to Duke Energy. Duke Energy Carolinas must limit cumulative distributions to Duke Energy Corporation subsequent to the merger to (i) the amount of retained earnings on the day prior to the closing of the merger, plus (ii) any future earnings recorded by Duke Energy Carolinas subsequent to the merger. At September 30, 2008, Duke Energy Carolinas had restricted net assets of approximately $3.5 billion that cannot be transferred to Duke Energy via dividend or loan based on the aforementioned merger conditions.

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

North Carolina Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that froze electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from coal-fired power plants in the state. The legislation allowed electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provided for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation did require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). As discussed further below, under the Partial Settlement of the Duke Energy Carolinas rate case, effective January 1, 2008, Duke Energy Carolinas discontinued the amortization of environmental compliance costs incurred pursuant to the North Carolina clean air legislation and began capitalizing all environmental compliance costs above the cumulative amortization charge of $1.05 billion recorded by Duke Energy Carolinas associated with the North Carolina clean air legislation from inception through December 31, 2007. Of this amount, Duke Energy Carolinas recorded amortization expense related to this clean air legislation of $75 million and $187 million during the three and nine

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

months ended September 30, 2007, respectively. As of September 30, 2008, cumulative expenditures totaled approximately $1,532 million, with approximately $286 million and $311 million incurred during the nine months ended September 30, 2008 and 2007, respectively, which are included within capital expenditures in Net Cash Used In Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas estimated the costs to comply with the legislation as approximately $1.8 billion (excluding any allowance for funds used during construction (AFUDC)). Actual costs may be higher or lower than the estimate based on changes in construction costs and Duke Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC considered the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ base rates (see “Duke Energy Carolinas’ Rate Case” below). Additionally, federal and state environmental regulations, including, among other things, the Clean Air Interstate Rule (CAIR), (see note 11), and a likely federal mercury rule, could result in additional costs to reduce emissions from Duke Energy Carolinas’ coal-fired power plants.

Duke Energy Carolinas’ Rate Case. In June 2007, Duke Energy Carolinas filed an application with the NCUC seeking authority to increase its rates and charges for electric service in North Carolina effective January 1, 2008. This application complied with a condition imposed by the NCUC in approving the Cinergy merger. On October 5, 2007, Duke Energy Carolinas filed an Agreement and Stipulation of Partial Settlement (Partial Settlement), among Duke Energy Carolinas, the NC Public Staff, the North Carolina Attorney General’s Office, Carolina Utility Customers Association Inc., Carolina Industrial Group for Fair Utility Rates III and Wal-Mart Stores East LP, for consideration by the NCUC. The Partial Settlement, which included Duke Energy Carolinas and all intervening parties to the rate case, reflected agreements on all but a few issues in these matters, including two significant issues. The two significant issues related to the treatment of ongoing merger cost savings resulting from the Cinergy merger and the proposed amortization of Duke Energy Carolinas’ development costs related to GridSouth Transco, LLC (GridSouth), a Regional Transmission Organization (RTO) planned by Duke Energy Carolinas and other utility companies as a result of previous FERC rulemakings, which was suspended in 2002 and discontinued in 2005 as a result of regulatory uncertainty. The Partial Settlement and the remaining disputed issues were presented to the NCUC for a ruling.

The Partial Settlement reflected an agreed to reduction in net revenues and pre-tax cash flows of approximately $210 million and corresponding rate reductions of 12.7% to the industrial class, 5.05% – 7.34% to the general class and 3.85% to the residential class of customers with an effective date of January 1, 2008. Under the Partial Settlement, effective January 1, 2008, Duke Energy Carolinas discontinued the amortization of the environmental compliance costs pursuant to North Carolina clean air legislation discussed above and began capitalizing all environmental compliance costs above the cumulative amortization charge of $1.05 billion as of December 31, 2007. Over the past five years, the average annual clean air amortization was $210 million. The Partial Settlement was designed to enable Duke Energy Carolinas to earn a rate of return of 8.57% on a North Carolina retail jurisdictional rate base and an 11% return on the common equity component of the approved capital structure, which consists of 47% debt and 53% common equity. As part of the settlement, Duke Energy Carolinas agreed to alter the then existing BPM profit sharing arrangement that currently included a provision to share 50% of the North Carolina retail allocation of the profits from certain wholesale sales of bulk power from Duke Energy Carolinas’ generating units at market based rates. The Partial Settlement provides for Duke Energy Carolinas to share 90% of the North Carolina retail allocation of the profits from BPM transactions beginning January 1, 2008.

The NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues (Order) on December 20, 2007. The NCUC approved the Partial Settlement in its entirety. The merger savings rider and GridSouth cost matters are discussed in detail below. For the remaining non-settled issues, the NCUC decided in Duke Energy Carolinas’ favor. With respect to the merger savings rider and GridSouth cost matters, the Order required that Duke Energy Carolinas’ test period for operating costs reflect an annualized level of the merger cost savings actually experienced in the test period in keeping with traditional principles of ratemaking. The NCUC explained that because rates should be designed to recover a reasonable and prudent level of ongoing expenses, Duke Energy Carolinas’ annual cost of service and revenue requirement should reflect, as closely as possible, Duke Energy Carolinas’ actual costs. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, the NCUC preliminarily concluded that it would reconsider certain language in its 2006 merger order in order to allow it to authorize a 12-month increment rider, beginning January 2008, of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Additionally, the NCUC concluded that approximately $30 million of costs incurred through June 2002 in connection with GridSouth and deferred by Duke Energy Carolinas, were reasonable and prudent and approved a ten-year amortization, retroactive to June 2002. As a result of the retroactive impact of the Order, Duke Energy Carolinas recorded an approximate $17 million charge to write-off a portion of the GridSouth costs in the fourth quarter of 2007. The NCUC did not allow Duke Energy Carolinas a return on the GridSouth investments.

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

Energy Efficiency. In May 2007, Duke Energy Carolinas filed an energy efficiency plan with the NCUC that recognizes energy efficiency as a reliable, valuable resource that is a fifth fuel, that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan would compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs. Customers would pay for energy efficiency programs with an energy efficiency rider that would be included in their power bill and adjusted annually. The energy efficiency rider would be based on 90% of the avoided capacity and energy cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency efforts. The plan is consistent with Duke Energy Carolinas’ public commitment to invest 1% of its annual retail revenues from the sale of electricity in energy efficiency programs subject to the appropriate regulatory treatment of Duke Energy Carolinas’ energy efficiency investments. Piedmont Natural Gas Company and Public Service Company of North Carolina, Inc. raised certain concerns regarding the incentives offered to Duke Energy Carolinas’ customers under its proposed portfolio of energy efficiency programs. In June 2008, Duke Energy Carolinas filed settlement agreements resolving all issues with these parties. Duke Energy Carolinas has not reached settlement with any of the other intervenors. The evidentiary hearing occurred the week of July 28, 2008, and concluded on August 18, 2008. Duke Energy Carolinas was unable to reach settlement with any party to the proceeding. On October 7, 2008, Duke Energy Carolinas filed its proposed order and legal brief with the NCUC.

On September 28, 2007, Duke Energy Carolinas filed an application with the PSCSC seeking approval to implement new energy efficiency programs in South Carolina. Duke Energy Carolinas’ South Carolina application is based on the application filed in North Carolina. In advance of the evidentiary hearing held February 5-6, 2008, Duke Energy Carolinas reached settlement agreements with the South Carolina ORS, Wal-Mart, and the South Carolina Energy Users Committee. This agreement calls for Duke Energy Carolinas to bear the cost of the programs and allow for recovery of 85% of the avoided generation charges. Duke Energy Carolinas also filed settlement agreements with Piedmont Natural Gas Company and Public Service Company of North Carolina in late June 2008, which resolves all issues between Duke Energy Carolinas and these natural gas local distribution companies. Certain environmental groups that are also intervenors in the proceeding did not join any of these settlements. In light of the recent settlement and on-going settlement discussions in other Duke Energy jurisdictions, Duke Energy Carolinas has re-initiated settlement talks with the parties to the South Carolina proceeding.

Implementation of these plans is subject to approval from the NCUC and PSCSC.

2007 North Carolina and South Carolina Legislation. South Carolina passed new energy legislation (S 431) which became effective May 3, 2007. A key element of the legislation includes expansion of the annual fuel clause mechanism to include recovery of costs of reagents (e.g., ammonia, limestone, etc.) that are consumed in the operation of Duke Energy Carolinas’ SO2 and NOx control technologies. The cost of reagents for Duke Energy Carolinas in 2008 is expected to be approximately $30 million. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs, incurred on or after May 3, 2007, through the fuel clause. The legislation also includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation in rates during construction. The North Carolina General Assembly also passed comprehensive energy legislation (SB 3) in July 2007 that was signed into law by the Governor on August 20, 2007. The North Carolina legislation allows utilities to recover the costs of reagents

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

and certain purchased power costs. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to construction work in progress for baseload plants in a rate case. The North Carolina legislation also establishes a renewable portfolio standard for electric utilities at 3% of energy output in 2012, rising gradually to 12.5% by 2021, and grants the NCUC authority to approve a rate rider to compensate utilities for energy efficiency programs that they implement as well as incremental costs incurred to comply with the renewable portfolio standard. On February 29, 2008, the NCUC adopted new rules and modified existing rules to implement the legislation.

Renewable Resources. On June 6, 2008, Duke Energy Carolinas filed an application with the NCUC for approval of a Solar Photovoltaic (PV) Distributed Generation Program. The application seeks authorization to invest approximately $100 million to install approximately 850 solar PV facilities on customer rooftops and other customer and company owned property over a two-year period, resulting in a total generating capacity of 20 MW. If approved, the program would enable Duke Energy Carolinas to partially satisfy the Renewable Energy and Energy Efficiency Portfolio Standards established by SB 3. It will also enable Duke Energy Carolinas to evaluate the role of distributed generation on the company’s electrical system and gain experience in owning and operating renewable energy resources. Because the program involves the construction of electric generating facilities, the NCUC must issue a Certificate of Public Convenience and Necessity (CPCN) to Duke Energy Carolinas before it may proceed. On October 20, 2008, Duke Energy Carolinas filed rebuttal testimony agreeing to reduce the size of the program to an investment of approximately $50 million to install a total generating capacity of 10 MW to address concerns raised by other parties to the proceeding. The NCUC held a hearing on this matter on October 23, 2008.

Capital Expansion Projects

Overview. Duke Energy Carolinas is engaged in planning efforts to meet projected load growth in its service territories. Capacity additions may include new nuclear, coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, Duke Energy Carolinas is taking steps now to ensure those options are available.

William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC) for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On February 25, 2008, Duke Energy Carolinas received confirmation from the NRC that its COL application has been accepted and docketed for the next stage of review. On June 27, 2008, the Blue Ridge Environmental Defense League (BREDL) filed a petition to intervene in the Lee COL proceeding before the NRC. On September 22, 2008, the Atomic Safety and Licensing Board issued a decision denying BREDL’s Petition to Intervene and Request for Hearing. BREDL did not appeal the decision. On December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy Carolinas’ decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The new requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC approved Duke Energy Carolinas’ Lee Nuclear project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008. On July 24, 2008, environmental intervenors filed motions to rescind or amend the approval orders issued by the NCUC and the PSCSC, and Duke Energy Carolinas subsequently filed responses in opposition to the motions. On August 13 and August 25, 2008, the PSCSC and NCUC denied the environmental intervenor motions.

Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a CPCN to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. The NCUC’s Order explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including AFUDC), and included certain conditions including providing for updates on construction cost estimates. A group of environmental intervenors filed a motion and supplemental motion for reconsideration in April 2007 and May 2007, respectively. The NCUC denied the motions for reconsideration in June 2007. On February 29, 2008, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding approximately $0.6 billion of AFUDC) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approx-

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

imately $125 million in federal advanced clean coal tax credits. On February 20, 2008, Duke Energy Carolinas entered into an amended and restated engineering, procurement, construction and commissioning services agreement, valued at approximately $1.3 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside.

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions were filed appealing the final air permit. Duke Energy has moved to intervene in all four cases and the DENR has moved to consolidate all four cases. A hearing is not expected before the second quarter of 2009. See Note 11 for a discussion of a lawsuit filed by Citizens Groups related to the construction of Cliffside Unit 6.

On October 11, 2007, the environmental group N.C. Waste Awareness Reduction Network (WARN) and two individual N.C. WARN members filed a petition against the DENR contesting the issuance of a wastewater discharge permit to Duke Energy Carolinas for the Cliffside Steam Station. This matter has been settled and the dismissal and settlement document was filed with the Office of Administrative Hearings on March 4, 2008 (see Note 11).

Based on initial review, the D.C. Circuit Court of Appeal’s February 8, 2008 decision vacating the U.S. Environmental Protection Agency’s (EPA) Clean Air Mercury Rule (CAMR) (see Note 11) should have no immediate impact on Cliffside. The North Carolina mercury emission limit is more stringent than the new source limit in CAMR. On March 5, 2008, the Southern Environmental Law Center filed a letter with the North Carolina Division of Air Quality (DAQ) on behalf of 17 environmental groups. The letter urges DAQ to reopen and modify or revoke Cliffside’s air permit because of the D.C. Circuit Court’s decision vacating CAMR. On March 19, 2008, WARN filed a contested case petition with the Office of Administrative Hearings challenging the Cliffside air permit and seeking a stay. Also in March 2008, the Southern Environmental Law Center, on behalf of several environmental organizations, several Riverkeeper organizations and Appalachian Voices filed contested case petitions. Duke Energy Carolinas moved to intervene in these three cases.

On October 14, 2008, Duke Energy Carolinas submitted revised hazardous air pollutant emissions determination documentation including revised emission source information to DAQ indicating that no maximum achievable control technology (MACT) or MACT-like requirements apply since Unit 6 has been demonstrated to be a minor source of hazardous air pollutants. On October 24, 2008, Duke Energy Carolinas filed to amend its air permit to include emission limits to assure the public of the minor source status of Cliffside Unit 6.

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

The combined cycle natural gas-fired generating facility at the existing Buck Steam Station will affect an isolated wetland, and Duke Energy Carolinas applied for a state permit. DENR issued the permit with an unacceptable condition requiring submission of a stormwater plan before engineering and project siting have determined the location of the facilities. Duke Energy Carolinas challenged the permit and the matter has been resolved; DENR has issued a new permit acceptable to Duke Energy Carolinas. On October 15, 2008 DENR issued a final construction permit authorizing construction of the Buck combined cycle natural gas-fired generating units.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Other Matters

City of Orangeburg, South Carolina Wholesale Sales. On June 20, 2008, Duke Energy Carolinas filed notice with the NCUC that it intends to sell electricity at wholesale under a Power Purchase Agreement dated May 23, 2008 to the City of Orangeburg, South Carolina, at the same level of firmness or reliability as it provides to its retail customers (i.e., native load priority). This notice is required by a condition imposed by the NCUC in approving the Cinergy merger. Duke Energy Carolinas requested that the NCUC accept and acknowledge the purchase power agreement without conditions. Together with the advance notice, Duke Energy Carolinas and Orangeburg filed a joint petition for a declaratory ruling that Duke Energy Carolinas’ new wholesale contracts with native load priority will be treated for ratemaking and reporting purposes in the same manner as existing wholesale contracts with native load priority. This would mean that revenues from those contracts will be allocated to the wholesale jurisdiction and costs will be allocated to the wholesale jurisdiction based on average system costs. The NCUC Public Staff has filed its objection to the advance notice and joint petition. The NCUC held a hearing on this matter on November 5, 2008.

11. Commitments and Contingencies

Environmental

Duke Energy Carolinas is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Carolinas.

Remediation Activities. Duke Energy Carolinas is responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Carolinas’ operations, sites formerly owned or used by Duke Energy Carolinas’ entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Carolinas or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Carolinas may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Duke Energy Carolinas believes that completion or resolution of these matters will have no material adverse effect on its consolidated results of operations, cash flows or financial position.

Clean Water Act 316(b). The EPA finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Eight of Duke Energy Carolinas’ eleven coal and nuclear-fueled generating facilities in which Duke Energy Carolinas is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case and briefs were filed on July 14, 2008. Oral argument is scheduled for December 2, 2008. A decision is not likely until 2009. If the Supreme Court upholds the lower court decision, it is expected that costs will increase as a result of the court’s decision, although Duke Energy Carolinas is unable to estimate its cost to comply.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR was to have limited total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 was to begin in 2009 for NOx and in 2010 for SO2. Phase 2 was to begin in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral arguments in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. District Court asking the court to reconsider various parts of its rule vacating the CAIR. A decision is pending on that petition. Subsequent to the filing of the rehearing petitions, the D.C. Circuit ordered all Petitioners (including Duke Energy) to file briefs on the petition for rehearing. The D.C. Circuit directed the parties to address

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

whether any party is seeking vacatur of CAIR and whether the court should stay its mandate until the EPA promulgates a revised rule. Duke Energy Carolinas has responded to the request accordingly. The D.C. Circuit’s decision creates uncertainty regarding future NOx and SO2 emission reductions requirements and their timing. Although as a result of the decision there may be a delay in the timing of federal requirements to reduce emissions, it is expected that electric sector emission reductions at least as stringent as those imposed by CAIR will be required in the near future through new federal rules and/or individual state requirements. CAIR remains in effect until the Court issues its mandate, which will not be before it decides whether to grant rehearing. At this time the decision does not impact existing requirements that Duke Energy Carolinas reduce its NOx and SO2 emissions under North Carolina clean air legislation (see Note 10). Duke Energy Carolinas is unable to estimate the costs to comply with any new rule the EPA may issue. At September 30, 2008, Duke Energy Carolinas holds an insignificant amount of emission allowances which could be impacted by the D.C. Circuit Court’s decision to vacate CAIR.

Clean Air Mercury Rule (CAMR). The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8, 2008 the D.C. Circuit issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. Requests for rehearing were denied. The U.S. EPA and the Utility Air Regulatory Group have requested that the U.S. Supreme Court review the D.C. Circuit Court’s decision. The D.C. Circuit’s decision creates uncertainty regarding future mercury emission reduction requirements and their timing, but makes it fairly certain that there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants. At this point, Duke Energy Carolinas is unable to estimate the costs to comply with any future mercury regulations that might result from the D.C. Circuit’s decision.

Coal Combustion Product (CCP) Management. Duke Energy Carolinas currently estimates that it will spend approximately $160 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $15 million and $9 million as of September 30, 2008 and December 31, 2007, respectively. These accruals represent Duke Energy Carolinas’ provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy Carolinas believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Cliffside Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in federal court alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the maximum achievable control technology emission limits will be met for all prospective emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. The plaintiffs filed a motion for summary judgment and Duke Energy filed a motion to dismiss the complaint. Both motions were argued on October 16, 2008. In June 2008, Duke Energy Carolinas announced that it would voluntarily perform a maximum achievable technology assessment of air emission controls planned for Cliffside Unit 6. In July 2008, Duke Energy Carolinas submitted the results of the assessment to the North Carolina Department of Environment and Natural Resources. On August 8, 2008 the plaintiffs filed a motion for summary judgment and on August 11, 2008 Duke Energy Carolinas filed a motion to dismiss. It is not possible to predict with certainty whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, that Duke Energy Carolinas might incur in connection with this matter. To the extent that a court of proper jurisdiction halts construction of the plant, Duke Energy Carolinas will seek to meet customers’ need for power through other resources. In addition, Duke Energy Carolinas will seek appropriate regulatory treatment for the investment in the plant.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (i.e., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. The plaintiffs also seek to divide the putative class into sub-classes based on age. Six causes of action are alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. The plaintiffs seek a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A portion of this contingent liability was assigned to Spectra Energy in connection with the spin-off in January 2007. A hearing on the plaintiffs’ motion to amend the complaint to add an additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007. On June 2, 2008, the court issued its ruling denying plaintiffs’ motion to add the additional claim and dismissing a number of plaintiffs’ claims, including the claims for ERISA age discrimination. Since that date, plaintiffs have notified Duke Energy that they are withdrawing their ADEA claim. No trial date has been set. At mediation, plaintiffs quantified their claims as being in excess of $150 million. It is not possible to predict with certainty the damages, if any, that Duke Energy or Duke Energy Carolinas might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,044 million and $1,082 million as of September 30, 2008 and December 31, 2007, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,107 million in excess of the self insured retention. Insurance recoveries of approximately $1,036 million and $1,040 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of September 30, 2008 and December 31, 2007, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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

Duke Energy Carolinas has exposure to certain legal matters that are described herein. As of both September 30, 2008 and December 31, 2007, Duke Energy Carolinas has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1.1 billion for these proceedings and exposures. Duke Energy Carolinas has insurance coverage for certain of these losses incurred. The reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.” As of September 30, 2008 and December 31, 2007, Duke Energy Carolinas recognized approximately $1,036 million and $1,040 million, respectively, of probable insurance recoveries related to these losses. Duke Energy Carolinas expenses legal costs related to the defense of loss contingencies as incurred.

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

12. Related Party Transactions

Assets/(Liabilities)

	September 30, 2008	December 31, 2007
	(in millions)
Current assets—due from affiliated companies(a)	$41	$21
Current liabilities—due to affiliated companies(b)	(81)	(264)
Net deferred tax liabilities—due to Duke Energy(c)	(2,717)	(2,334)

(a)	Of the balance at September 30, 2008, $6 million is classified as Other within Current Assets and $35 million is classified as Receivables on the Consolidated Balance Sheets. Of the balance at December 31, 2007, $19 million is classified as Other within Current Assets and $2 million is classified as Receivables on the Consolidated Balance Sheets.
(b)	The balance is recorded in Accounts Payable on the Consolidated Balance Sheets.
(c)	Of the balance at September 30, 2008, approximately $(2,542) million is classified as Deferred Income Taxes, $(120) million is classified as Investment Tax Credits within Deferred Credits and Other Liabilities, $22 million is classified as Other within Current Assets and $(77) million is classified as Taxes Accrued on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately $(2,262) million is classified as Deferred Income Taxes, $(126) million is classified as Investment Tax Credits within Deferred Credits and Other Liabilities and $54 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Carolinas is allocated its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, employee benefits, legal and accounting fees, as well as other third party costs. During the three months ended September 30, 2008 and 2007, Duke Energy Carolinas recorded governance expenses and shared services expenses of approximately $204 million and $187 million, respectively. During the nine months ended September 30, 2008 and 2007, Duke Energy Carolinas recorded governance expenses and shared services expenses of approximately $592 million and $593 million, respectively. Additionally, up through June 30, 2008 Duke Energy Carolinas was charged a management fee by the same unconsolidated affiliate. This management fee amounted to approximately $23 million for the three months ended September 30, 2007 and approximately $32 million and $56 million for

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

the nine months ended September 30, 2008 and 2007, respectively. Effective July 1, 2008, the management fee is no longer being charged to Duke Energy Carolinas.

Duke Energy Carolinas incurs expenses related to its property insurance coverage through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were approximately $6 million and $7 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $17 million and $36 million for the nine months ended September 30, 2008 and 2007, respectively. These governance, shared services, management fee and property insurance amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. Additionally, Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy. This rental income was approximately $3 million for each of the three months ended September 30, 2008 and 2007, and approximately $9 million and $10 million for the nine months ended September 30, 2008 and 2007, respectively.

13. Fair Value of Financial Assets and Liabilities

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table provides the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Consolidated Balance Sheets at fair value at September 30, 2008:

	Total Fair Value Amounts at September 30, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available for sale auction rate securities(a)	$78	$—	$—	$78
Short-term investments(a)	116	—	116	—
Nuclear decommissioning trust fund	1,675	1,090	585	—
Derivative Assets	2	—	2	—

Total Assets	$1,871	$1,090	$703	$78

(a)	Approximately $29 million of auction rate securities are included in Other within Investments and Other Assets and approximately $49 million are classified as Short-Term Investments within Current Assets on the Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Available-for-Sale Auction Rate Securities
(in millions)
Three Months Ended September 30, 2008
Balance at July 1, 2008	$75
Total pre-tax unrealized gains included in Other Comprehensive Income	3

Balance at September 30, 2008	$78

Nine Months Ended September 30, 2008
Balance at January 1, 2008	$—
Transfers in to Level 3	82
Total pre-tax unrealized losses included in Other Comprehensive Income	(4)

Balance at September 30, 2008	$78

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

Investments in available-for-sale auction rate securities: As of September 30, 2008, Duke Energy Carolinas has approximately $82 million par value (approximately $78 million fair value) of auction rate securities for which an active market does not currently exist. All of these securities were valued as of September 30, 2008 using Level 3 measurements. Valuations were determined based on a combination of broker quotes, where available, internal modeling of comparable instruments or discounted cash flow analyses. In preparing the valuations, all significant value drivers were considered, including the underlying collateral. Refer to Note 16 for additional information on Duke Energy Carolinas’ investments in auction rate securities.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

14. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Carolinas subsequent to September 30, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157. Refer to Note 13 for a discussion of Duke Energy Carolinas’ adoption of SFAS No. 157.

SFAS No. 159. Refer to Note 13 for a discussion of Duke Energy Carolinas’ adoption of SFAS No. 159.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Carolinas as of September 30, 2008:

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

essentially represents the income taxes that Duke Energy Carolinas would incur if Duke Energy Carolinas were a separate company filing its own tax return as a C-Corporation.

The following table details the changes in Duke Energy Carolinas’ unrecognized tax benefits from January 1, 2008 to September 30, 2008.

Increase/ (Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2008	$189

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	281
Gross decreases—tax positions in prior periods	(10)
Gross increases—current period tax positions	3

Total Changes	274

Unrecognized Tax Benefits—September 30, 2008	$463

At September 30, 2008 and December 31, 2007, Duke Energy Carolinas had approximately $287 million and $109 million, respectively, of unrecognized tax benefits that, if recognized, may affect the effective tax rate or a regulatory liability. At this time, Duke Energy Carolinas is unable to estimate the specific effect to either. Duke Energy Carolinas does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

Duke Energy Carolinas has the following tax years open:

Jurisdiction	Tax Years
Federal	1999 and after
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years

The effective tax rate for the three months ended September 30, 2008 was approximately 35% as compared to the effective tax rate of 36% for the same period in 2007. The effective tax rate for the nine months ended September 30, 2008 and 2007 was approximately 35%.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Carolinas from its customers. These taxes, which are required to be paid regardless of Duke Energy Carolinas’ ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Carolinas acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Carolinas’ excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations were approximately $38 million and $40 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $99 million and $100 million for the nine months ended September 30, 2008 and 2007, respectively.

16. Comprehensive Income and Total Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended September 30, 2008 and 2007. Components of other comprehensive income and total comprehensive income for the nine months ended September 30, 2008 and 2007 are presented in the Consolidated Statements of Member’s Equity and Comprehensive Income.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Total Comprehensive Income

	Three Months Ended September 30,
	2008	2007
	(in millions)
Net Income	$280	$289

Other comprehensive income
Net unrealized losses on cash flow hedges(a)	(1)	(8)
Reclassification into earnings from cash flow hedges(b)	3	—
Unrealized gain on investments in auction rate securities(c)	1	—

Other comprehensive income (loss), net of tax	3	(8)

Total Comprehensive Income	$283	$281

(a)	Net unrealized losses on cash flow hedges, net of $1 million and $5 million tax benefit for the three months ended September 30, 2008 and 2007, respectively.
(b)	Reclassification into earnings from cash flow hedges, net of $2 million tax expense for the three months ended September 30, 2008.
(c)	Net of $2 million tax expense for the three months ended September 30, 2008. See below for additional information.

Auction Rate Security Investments. Duke Energy Carolinas made investments in auction rate debt securities during the first quarter of 2008, which primarily consisted of investments in AAA rated student loan securities which have minimal credit risk as substantially all values are ultimately backed by the U.S. Federal government. These securities are treated as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). During the first quarter of 2008, Duke Energy Carolinas reclassified its investments in auction rate debt securities (approximately $82 million par value) from short-term to long-term as an active market for these investments did not exist. During the second quarter of 2008, Duke Energy Carolinas performed a valuation of its investment holdings (consistent with provisions of SFAS No. 157—see Note 13) and determined that the carrying value of these investments exceeded their estimated fair value by approximately $7 million. Management believed that these investments had minimal credit risk (as discussed above) and Duke Energy Carolinas had the intent and ability to hold these securities until the credit markets regain liquidity, the instruments are refunded by the issuer at their stated par values or maturity. Accordingly, the decline in value was considered temporary and was recorded as a component of Other Comprehensive Income. At June 30, 2008, the par value and carrying value of Duke Energy’s investments in auction rate debt securities was approximately $82 million and $75 million, respectively.

As a result of a valuation of these auction rate security investment holdings during the third quarter of 2008, Duke Energy Carolinas recorded an approximate $3 million pre-tax write-up of the fair value of these investments as a component of Other Comprehensive Income to adjust the carrying value of these investments to their estimated fair value. The write-up of the fair value of these investments primarily relates to notification received by Duke Energy Carolinas from an issuer that they intend to refund the full par value of the securities within the next 12 months.

At September 30, 2008, approximately $49 million of the investments in auction rate debt securities, as discussed above, are classified as Current Assets within Short-Term Investments on the Consolidated Balance Sheets, with the remaining approximately $29 million classified as long-term investments in Other within Investments and Other Assets on the Consolidated Balance Sheets. At September 30, 2008, the par value and carrying value of Duke Energy Carolinas’ investments in auction rate debt securities was approximately $82 million and $78 million, respectively.

Management will continue to monitor the carrying value of its entire portfolio of investments in the future to determine if any additional other-than-temporary impairment losses should be recorded.

17. Subsequent Events

For information on subsequent events related to regulatory matters and commitments and contingencies, see Notes 10 and 11, respectively.

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

DUKE ENERGY CAROLINAS

	Nine Months Ended September 30,
(in millions, except where noted)	2008	2007	Increase (Decrease)
Operating revenues – regulated electric	$4,520	$4,470	$50
Operating expenses	3,476	3,488	(12)
Gains on sales of other assets and other, net	1	2	(1)

Operating income	1,045	984	61
Other income and expenses, net	80	60	20
Interest expense	246	218	28

Income before income taxes	879	826	53
Income tax expense	309	292	17

Net Income	$570	$534	$36

The $36 million increase in Duke Energy Carolinas’ net income was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•

An approximate $153 million increase in fuel revenues driven primarily by higher fuel rates and legislative changes that allow Duke Energy Carolinas to collect additional purchased power and environmental compliance costs from retail customers. Fuel revenues represent sales to both retail and wholesale customers,

•

An approximate $78 million increase due to the completion in 2007 of the sharing of anticipated merger savings, through rate decrement riders, with regulated customers in North Carolina and South Carolina, and

•	An approximate $15 million increase in wholesale power revenues, net of sharing, primarily due to increased sales volumes to customers served under long-term contracts.

Partially offsetting these increases were:

•	An approximate $136 million decrease in retail rates primarily due to the new retail base rates implemented in North Carolina in the first quarter of 2008 resulting from the 2007 rate review, and
•

An approximate $62 million decrease in GWh sales to retail customers due to milder weather in 2008 compared to the same period in 2007. While weather statistics for heating degree days in 2008 were favorable compared to the same period in 2007, this favorable impact was more than offset by the impact of fewer cooling degree days in 2008 compared to the same period in 2007. Cooling degree days for the nine months ended September 30, 2008 were approximately 8% above normal compared to approximately 22% above normal during the same period in 2007.

Operating Expenses. The decrease was primarily due to:

•	An approximate $181 million decrease in regulatory amortization expenses primarily due to the completion in 2007 of amortization of compliance costs related to North Carolina clean air legislation.

PART I

Partially offsetting this decrease were:

•

An approximate $133 million increase in fuel expense (including purchased power) primarily due to higher coal prices and an increased volume of coal used in electric generation, coupled with increased purchased power. This increase also reflects a $21 million reimbursement in first quarter 2007 of previously incurred fuel expenses resulting from a settlement between Duke Energy Carolinas and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the Department of Energy (DOE). The settlement between the parties was finalized in March 2007,

•	An approximate $26 million increase in depreciation due primarily to additional capital spending, and
•

An approximate $15 million increase in operating and maintenance expenses primarily due to higher outage and maintenance costs at nuclear and fossil generating plants, increased capacity costs due to contracts that were entered into in late 2007 to ensure customer electricity needs were met despite ongoing drought conditions and increased power delivery maintenance charges to increase system reliability; partially offset by decreased benefits costs, lower management fees from the service company and lower governance costs.

Other Income and Expenses, net. The increase resulted primarily from the equity component of allowance for funds used during construction (AFUDC) as a result of additional capital spending for ongoing construction projects and interest income on short-term investments, partially offset by interest income recorded in 2007 for income tax positions related to prior periods.

Interest Expense. The increase in interest expense for the nine months ended September 30, 2008 compared to the same period in the prior year was due primarily to increased long-term debt, partially offset by the debt component of AFUDC due to additional capital spending for ongoing construction projects.

Income Tax Expense. Income tax expense increased for the nine months ended September 30, 2008 as compared to the same period in the prior year due to higher pre-tax income. The effective tax rate was approximately 35% for both periods.

Other Matters

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential insurance recoveries for indemnification and medical cost claim payments is $1,107 million in excess of the self insured retention. Insurance recoveries of approximately $1,036 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of September 30, 2008. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. The insurance company continues to have financial strength ratings as an insurer from major rating agencies that are defined as “strong” and/or “excellent.” Based on the foregoing, management believes the insurance recovery asset is probable of recovery. However, while the insurance carrier is highly rated and appears to be in a strong financial position, it also appears to be exposed, along with many other companies in the insurance industry, to the current credit market situation and the volatility of the equity and fixed income markets. Other insurance companies have experienced rapid credit rating downgrades and there is no assurance that it will retain its current ratings.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and

PART I

15d-15(e) under the Exchange Act) as of September 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2008, see Note 10 to the Consolidated Financial Statements, “Regulatory Matters” and Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy Carolinas’ Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect Duke Energy Carolinas’ financial condition or future results. In addition the risk factors included in Duke Energy Carolinas’ Annual Report on Form 10-K for the year ended December 31, 2007, Duke Energy Carolinas has identified the following risk factor as of September 30, 2008:

Current Levels of Market Volatility are Unprecedented

The capital and credit markets have been experiencing extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. If current levels of market disruption and volatility continue or worsen, Duke Energy Carolinas may be forced to meet its other liquidity needs by further drawing upon contractually committed lending agreements primarily provided by global banks, although there is no assurance that the commitments made by lenders under Duke Energy’s master credit facility will be available if needed due to the recent turmoil throughout the financial services industry. This could require Duke Energy Carolinas to seek other funding sources. However, under such extreme market conditions, there can be no assurance other funding sources would be available or sufficient.

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

DUKE ENERGY CAROLINAS, LLC

Date: November 7, 2008	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: November 7, 2008	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller