Form 10-K
period 2008-12-31
Duke Energy Carolinas, LLC
filed 2009-03-13
CIK 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 or

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

DECEMBER 31, 2008

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
•

Construction and development risks, associated with the completion of Duke Energy Carolinas’ capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from ratepayers in a timely manner; and

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

PART I

Item 1. Business.

GENERAL

Overview. Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy). On April 3, 2006, in accordance with their previously announced merger agreement, Old Duke Energy and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (Duke Energy) and Old Duke Energy converted its form of organization from a North Carolina corporation to a North Carolina limited liability company named Duke Power Company LLC (Duke Power). As a result of the merger transactions, each share of common stock of Old Duke Energy was exchanged for one share of Duke Energy common stock, with Duke Energy becoming the owner of Old Duke Energy shares. All shares of Old Duke Energy were subsequently converted into membership interests in Duke Power, which is owned by Duke Energy. Effective October 1, 2006, Duke Power changed its name to Duke Energy Carolinas, LLC (Duke Energy Carolinas). The term “Duke Energy Carolinas,” used in this report for all periods presented, refers to Old Duke Energy or to Duke Energy Carolinas, as the context requires. Additionally, the term “Duke Energy” as used in this report refers to Old Duke Energy or Duke Energy, as the context requires.

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

Business Segments. At December 31, 2008, Duke Energy Carolinas operated one business segment, Franchised Electric, which is considered a reportable business segment under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Duke Energy Carolinas’ chief operating decision maker regularly reviews financial information about the business segment in deciding how to allocate resources and evaluate performance. For additional information regarding this business segment, including financial and geographic information, see Note 2 to the Consolidated Financial Statements, “Business Segments.”

The following is a brief description of the nature of operations of Duke Energy Carolinas’ reportable business segment, as well as Other:

Franchised Electric generates, transmits, distributes and sells electricity. Franchised Electric’s service area covers about 22,000 square miles with an estimated population of 6 million in central and western North Carolina and western South Carolina. Duke Energy Carolinas supplies electric service to approximately 2.4 million residential, commercial and industrial customers over 100,000 miles of distribution lines and a 13,000 mile transmission system.

These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (PSCSC). Substantially all of Franchised Electric’s operations are regulated and, accordingly, these operations are accounted for under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.

On September 30, 2008, Duke Energy Carolinas completed the purchase of a portion of Saluda River Electric Cooperative, Inc.’s ownership interest in Catawba Nuclear Station. Under the terms of the agreement, Duke Energy Carolinas paid approximately $150 million for the additional ownership interest in the Catawba Nuclear Station. Following the closing of the transaction, Duke Energy Carolinas owns approximately 19 percent of the Catawba Nuclear Station. For more information on the Catawba Nuclear Station joint ownership, see Note 6 to the Consolidated Financial Statements, “Joint Ownership of Generating Facilities.”

The remainder of Duke Energy Carolinas’ operations is presented as Other. Although it is not considered a business segment, Other for Duke Energy Carolinas includes certain allocated governance costs.

General. Duke Energy Carolinas is a North Carolina limited liability company. Its principal executive offices are located at 526 South Church Street, Charlotte, North Carolina 28202-1803. The telephone number is 704-594-6200. Duke Energy Carolinas electronically files reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that Duke Energy Carolinas

PART I

files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about Duke Energy Carolinas, including its reports filed with the SEC, is available through Duke Energy’s web site at http://www.duke-energy.com. Such reports are accessible at no charge through Duke Energy’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

GLOSSARY OF TERMS

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
AFUDC	Allowance for Funds Used During Construction

AOCI	Accumulated Other Comprehensive Income

APB	Accounting Principles Board

Bison	Bison Insurance Company Limited

BPM	Bulk Power Marketing

CAA	Clean Air Act

CAGR	Compound Annual Growth Rate

CAIR	Clean Air Interstate Rule

CAMR	Clean Air Mercury Rule

Cinergy	Cinergy Corp.

CO2	Carbon Dioxide

COL	Combined Construction and Operating License

CPCN	Certificate of Public Convenience and Necessity

DAQ	North Carolina Division of Air Quality

DCP Midstream	DCP Midstream, LLC (formerly Duke Energy Field Services)

DEM	Duke Energy Merchants, LLC

DENA	Duke Energy North America

DENR	Department of Environment and Natural Resources

DOE	United States Department of Energy

DOJ	United States Department of Justice

DSM	Demand Side Management

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

EITF	Emerging Issues Task Force

EPA	Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FSP	Financial Accounting Standards Board Staff Position

FTC	United States Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

PART I

Term or Acronym	Definition
GHG	Greenhouse Gas

GWh	Gigawatt-hour

IRS	Internal Revenue Service

LS Power	LS Power Equity Partners

MACT	Maximum Achievable Control Technology
MW	Megawatt

NCUC	North Carolina Utilities Commission

NDTF	Nuclear Decommissioning Trust Funds

NOx	Nitrogen Oxide

NRC	Nuclear Regulatory Commission

PSCSC	Public Service Commission of South Carolina

SAB	Staff Accounting Bulletin

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

SO2	Sulfur Dioxide

Spectra Energy	Spectra Energy Corporation

Spectra Capital	Spectra Energy Capital LLCC (formerly Duke Capital LLC)

Westcoast	Westcoast Energy, Inc.

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

For more information on environmental matters involving Duke Energy Carolinas, including possible liability and capital costs, see Notes 5 and 16 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies—Environmental,” respectively.

PART I

Except to the extent discussed in Note 5 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of Duke Energy Carolinas’ business and is not expected to have a material adverse effect on the competitive position, financial position, consolidated results of operations or cash flows of Duke Energy Carolinas.

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

Duke Energy Carolinas’ business is subject to extensive regulation that will affect Duke Energy Carolinas’ operations and costs.

Duke Energy Carolinas is subject to regulation by FERC and the NRC, by federal, state and local authorities under environmental laws and by state public utility commissions under laws regulating Duke Energy Carolinas’ business. Regulation affects almost every aspect of Duke Energy Carolinas’ businesses, including, among other things, Duke Energy Carolinas’ ability to: take fundamental business management actions; determine the terms and rates of Duke Energy Carolinas’ transmission business’ services; make acquisitions; issue equity or debt securities; engage in transactions between Duke Energy Carolinas’ utilities and other subsidiaries and affiliates; and the ability to pay dividends to Duke Energy. Changes to these regulations are ongoing, and Duke Energy Carolinas cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on Duke Energy Carolinas’ business. However, changes in regulation can cause delays in or affect business planning and transactions and can substantially increase Duke Energy Carolinas’ costs.

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect Duke Energy Carolinas’ financial position, results of operations or cash flows and Duke Energy Carolinas’ business.

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

Duke Energy Carolinas’ ownership and operation of nuclear generation facilities requires Duke Energy Carolinas to meet licensing and safety-related requirements imposed by the NRC. In the event of non-compliance, the NRC may increase regulatory oversight, impose fines, and/or shut down a unit, depending upon its assessment of the severity of the situation. Revised security and safety requirements promulgated by the NRC, which could be prompted by, among other things, events within or outside of Duke Energy Carolinas’ control, such as a serious

PART I

nuclear incident at a facility owned by a third-party, could necessitate substantial capital and other expenditures at Duke Energy Carolinas’ nuclear plants, as well as assessments against Duke Energy Carolinas to cover third-party losses. In addition, if a serious nuclear incident were to occur, it could have a material adverse effect on Duke Energy Carolinas’ financial position, results of operations or cash flows.

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

The completion of Duke Energy Carolinas’ anticipated capital investment projects in existing and new generation facilities is subject to many construction and development risks, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards. Moreover, Duke Energy Carolinas’ ability to recover these costs in a timely manner could materially impact Duke Energy Carolinas’ financial position, consolidated results of operations, or cash flows.

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

If the rating agencies were to rate Duke Energy Carolinas below investment grade, Duke Energy Carolinas’ borrowing costs would increase, perhaps significantly. In addition, Duke Energy Carolinas would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources would likely decrease. Any downgrade or other event negatively affecting the credit ratings of Duke Energy Carolinas could also increase Duke Energy’s need to provide liquidity in the form of capital contributions or loans, thus reducing the liquidity and borrowing availability of the consolidated group.

A downgrade below investment grade could also trigger termination clauses in some interest rate and derivative agreements, which would require cash payments. All of these events would likely reduce Duke Energy Carolinas’ liquidity and profitability and could have a material adverse effect on Duke Energy Carolinas’ financial position, results of operations, or cash flows.

Duke Energy Carolinas relies on access to short-term intercompany borrowings and longer-term capital markets to finance Duke Energy Carolinas’ capital requirements and support Duke Energy Carolinas’ liquidity needs, and Duke Energy Carolinas’ access to those markets can be adversely affected by a number of conditions, many of which are beyond Duke Energy Carolinas’ control.

Duke Energy Carolinas’ business is financed to a large degree through debt and the maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from Duke Energy Carolinas’ assets. Accordingly, Duke Energy Carolinas relies on access to longer-term capital markets as a source of liquidity for capital requirements not satisfied by the cash flow from Duke Energy Carolinas’ operations or short-term borrowings via Duke Energy’s money pool arrangement and to fund investments originally financed through debt instruments with disparate maturities. If Duke Energy Carolinas is not able to access capital at competitive rates or Duke Energy Carolinas cannot obtain short-term borrowings via the money pool arrangement, Duke Energy Carolinas’ ability to finance its operations and implement its strategy will be adversely affected.

Market disruptions may increase Duke Energy Carolinas’ cost of borrowing or adversely affect its ability to access one or more financial markets. Such disruptions could include: economic downturns; the bankruptcy of an unrelated energy company; general capital market conditions; market prices for electricity; terrorist attacks or threatened attacks on Duke Energy Carolinas’ facilities or unrelated energy companies; or the overall health of the energy industry. Restrictions on Duke Energy Carolinas’ ability to access financial markets may also affect Duke Energy Carolinas’ ability to execute Duke Energy Carolinas’ business plan as scheduled. An inability to access capi-

PART I

tal may limit Duke Energy Carolinas’ ability to pursue capital expansion, improvements or acquisitions that Duke Energy Carolinas may otherwise rely on for future growth.

Duke Energy Carolinas has borrowing capacity under Duke Energy’s revolving credit facilities. These facilities include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for both Duke Energy and Duke Energy Carolinas. Failure to maintain these covenants at either Duke Energy or Duke Energy Carolinas could preclude Duke Energy Carolinas from issuing letters of credit or borrowing under the revolving credit facility and could require certain of Duke Energy Carolinas’ affiliates to immediately pay down any outstanding drawn amounts under other revolving credit agreements.

Duke Energy Carolinas is exposed to credit risk of customers and counterparties with whom Duke Energy Carolinas does business.

Adverse economic conditions affecting, or financial difficulties of, customers and counterparties with whom Duke Energy Carolinas does business could impair the ability of these customers and counterparties to pay for Duke Energy Carolinas’ services or fulfill their contractual obligations, or cause them to delay such payments or obligations. Duke Energy Carolinas depends on these customers and counterparties to remit payments on a timely basis. Any delay or default in payment could adversely affect Duke Energy Carolinas’ financial position, results of operations or cash flows.

Poor investment performance of Duke Energy’s pension plan holdings and other factors impacting pension plan costs could unfavorably impact Duke Energy Carolinas’ liquidity and results of operations.

Duke Energy Carolinas participates in employee benefit plans sponsored by its parent, Duke Energy. Duke Energy Carolinas is allocated its proportionate share of the cost of these plans by Duke Energy. Duke Energy’s costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. At December 31, 2008, Duke Energy’s qualified pension plans were in an underfunded position. Without sustained growth in the pension investments over time to increase the value of Duke Energy’s plan assets and depending upon the other factors that could significantly impact Duke Energy Carolinas’ allocated costs, as discussed above, Duke Energy could be required to fund its plans with significant amounts of cash. Duke Energy Carolinas’ proportionate share of such cash funding obligations could have a material impact on Duke Energy Carolinas’ financial position, results of operations or cash flows.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. A portion of Duke Energy’s borrowings have been issued in the commercial paper markets and, although Duke Energy has continued to issue commercial paper, there can be no assurance that such markets will continue to be a reliable source of short-term financing for Duke Energy. If current levels of market disruption and volatility continue or worsen, Duke Energy Carolinas may be forced to meet its other liquidity needs by further drawing upon contractually committed lending agreements primarily provided by global banks, although there is no assurance that the commitments made by lenders under Duke Energy’s master credit facility will be available if needed due to the recent turmoil throughout the financial services industry. This could require Duke Energy Carolinas to seek other funding sources. However, under such extreme market conditions, there can be no assurance other funding sources would be available or sufficient.

Duke Energy Carolinas is subject to numerous environmental laws and regulations that require significant capital expenditures, can increase Duke Energy Carolinas’ cost of operations, and which may impact or limit Duke Energy Carolinas’ business plans, or expose Duke Energy Carolinas to environmental liabilities.

Duke Energy Carolinas is subject to numerous environmental laws and regulations affecting many aspects of Duke Energy Carolinas’ present and future operations, including air emissions (such as reducing nitrogen oxide (NOx), sulfer dioxide (SO2) and mercury emissions in the U.S., or potential future control of greenhouse-gas emissions), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require Duke Energy Carolinas to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for clean up costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of

PART I

fines, penalties and injunctive measures affecting operating assets. The steps Duke Energy Carolinas takes to ensure that its facilities are in compliance could be prohibitively expensive. As a result, Duke Energy Carolinas may be required to shut down or alter the operation of its facilities, which may cause Duke Energy Carolinas to incur losses. Further, Duke Energy Carolinas’ regulatory rate structure and Duke Energy Carolinas’ contracts with clients may not necessarily allow Duke Energy Carolinas to recover capital costs Duke Energy Carolinas incurs to comply with new environmental regulations. Also, Duke Energy Carolinas may not be able to obtain or maintain from time to time all required environmental regulatory approvals for Duke Energy Carolinas’ operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Duke Energy Carolinas fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of Duke Energy Carolinas’ facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on Duke Energy Carolinas’ financial position, results of operations or cash flows, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and such regulation could result in the creation of substantial additional costs in the form of taxes or emission allowances.

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

Duke Energy Carolinas is involved in numerous legal proceedings, the outcome of which are uncertain, and resolution adverse to Duke Energy Carolinas could negatively affect Duke Energy Carolinas’ financial condition, results of operations or cash flows.

Duke Energy Carolinas is subject to numerous legal proceedings, including claims for bodily damages alleged to have arisen prior to 1985 from the exposure to or use of asbestos at electric generation plants of Duke Energy Carolinas. Litigation is subject to many uncertainties and Duke Energy Carolinas cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of some of the matters in which Duke Energy Carolinas is involved could require Duke Energy Carolinas to make additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on Duke Energy Carolinas’ financial position, results of operations or cash flows. Similarly, it is reasonably possible that the terms of resolution could require Duke Energy Carolinas to change its business practices and procedures, which could also have a material effect on Duke Energy Carolinas’ financial position, results of operations or cash flows.

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

PART I

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

•	ability to procure satisfactory levels of inventory, such as coal and uranium;
•	capacity and transmission service into, or out of, Duke Energy Carolinas’ markets;
•

natural disasters, acts of terrorism, wars, embargoes and other catastrophic events to the extent they affect Duke Energy Carolinas’ operations and markets, as well as the cost and availability of insurance covering such risks; and

•	federal and state energy and environmental regulation and legislation.

These factors have led to industry-wide downturns that have resulted in the slowing down or stopping of construction of new power plants and announcements by other energy suppliers of plans to sell non-strategic assets, subject to regulatory constraints, in order to boost liquidity or strengthen balance sheets. Proposed sales by other energy suppliers could increase the supply of the types of assets that Duke Energy Carolinas could attempt to sell. In addition, recent FERC actions addressing power market concerns could negatively impact the marketability of Duke Energy Carolinas’ electric generation assets.

Duke Energy Carolinas’ operating results may fluctuate on a seasonal and quarterly basis.

Electric power generation is generally a seasonal business. In the service territories in which Duke Energy Carolinas operates, demand for power peaks during the warmer summer months and colder winter months, with market prices also peaking at that time. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of Duke Energy Carolinas’ businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period comparison less relevant.

New laws or regulations could have a negative impact on Duke Energy Carolinas’ financial position, results of operations or cash flows.

Changes in laws and regulations affecting Duke Energy Carolinas, including new accounting standards could change the way Duke Energy Carolinas is required to record revenues, expenses, assets and liabilities. These types of regulations could have a negative impact on Duke Energy Carolinas’ financial position, cash flows or results of operations or access to capital.

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

Additional risks and uncertainties not currently known to Duke Energy Carolinas or that Duke Energy Carolinas currently deems to be immaterial also may materially adversely affect Duke Energy Carolinas’ financial condition, results of operations or cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2008, Duke Energy Carolinas operated three nuclear generating stations with a combined net capacity of 5,173 megawatts (MW) (including an approximate 19% ownership in the Catawba Nuclear Station), eight coal-fired stations with a combined net capacity of 7,672 MW, thirty hydroelectric stations (including two pumped-storage facilities) with a combined net capacity of 3,218 MW and eight combustion turbine stations with a combined net capacity of 3,266 MW. The stations are located in North Carolina and South Carolina.

In addition, as of December 31, 2008, Duke Energy Carolinas owned approximately 13,000 conductor miles of electric transmission lines, including 600 miles of 525 kilovolts, 2,600 miles of 230 kilovolts, 6,700 miles of 100 to 161 kilovolts, and 3,100 miles of 13 to 69 kilovolts. Duke Energy Carolinas also owned approximately 100,000 conductor miles of electric distribution lines, including 66,000 miles of overhead lines and 34,000 miles of underground lines, as of December 31, 2008. As of December 31, 2008, the electric transmission and distribution systems had approximately 1,500 substations.

Substantially all of Duke Energy Carolinas’ electric plant in service is mortgaged under the indenture relating to its various series of First and Refunding Mortgage Bonds.

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 5 to the Consolidated Financial Statements, “Regulatory Matters” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies—Environmental.”

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of the outstanding limited liability company member interests of Duke Energy Carolinas are owned by Duke Energy. There is no market for Duke Energy Carolinas’ limited liability company member interests. Duke Energy Carolinas paid $761 million in distributions on its member’s equity for the nine months ended December 31, 2006, primarily to provide funding support for Duke Energy’s dividend. The ability to pay this distribution was principally obtained from net cash provided by operating activities from Duke Energy Carolinas’ continuing operations. During the three months ended March 31, 2006, Duke Energy Carolinas paid dividends on its common stock. Duke Energy Carolinas continues to review its policy with respect to paying future distributions and anticipates making periodic distributions to provide funding support for Duke Energy’s dividend.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2008, 2007 and 2006.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Years Ended December 31,
	2008	2007	Increase (Decrease)
Operating revenues	$5,903	$5,812	$91
Operating expenses	4,611	4,586	25
Gains on sales of other assets and other, net	3	2	1

Operating income	1,295	1,228	67
Other income and expenses, net	98	76	22
Interest expense	331	292	39

Income from continuing operations before income taxes	1,062	1,012	50
Income tax expense from continuing operations	372	342	30

Net income	$690	$670	$20

Income from Continuing Operations

Operating Revenues. The increase was driven primarily by:

•

A $235 million increase in fuel revenues driven primarily by higher fuel rates and legislative changes that allow Duke Energy Carolinas to collect additional purchased power and environmental compliance costs from retail customers. Fuel revenues represent sales to both retail and wholesale customers; and

•	A $78 million increase due to the completion in 2007 of the sharing of anticipated merger savings, through rate decrement riders, with regulated customers in North Carolina and South Carolina.

Partially offsetting these increases were:

•	A $168 million decrease in retail rates primarily due to the new retail base rates implemented in North Carolina in the first quarter of 2008 resulting from the 2007 rate review; and
•

A $37 million decrease in gigawatt-hour (GWh) sales to retail customers due to milder weather in 2008 compared to the same period in 2007. While weather statistics for heating degree days in 2008 were favorable compared to the same period in 2007, this favorable impact was more than offset by the impact of fewer cooling degree days in 2008 compared to the same period in 2007. Cooling degree days for 2008 were approximately 7% above normal compared to approximately 27% above normal during the same period in 2007; and

•

A $32 million decrease in weather adjusted sales volumes to retail customers reflecting the general decline in the Carolinas’ textile industry, and the overall declining economic conditions which are primarily impacting the industrial sector. Industrial sales decreased by approximately 6% compared to the same period in 2007.

Operating Expenses. The increase was driven primarily by:

•

A $212 million increase in fuel expense (including purchased power) primarily due to higher coal prices and increased purchased power. This increase also reflects a $21 million reimbursement in first quarter 2007 of previously incurred fuel expenses resulting from a settlement between Duke Energy Carolina and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the Department of Energy. The settlement between the parties was finalized in March 2007; and

PART II

•	A $25 million increase in depreciation due primarily to additional capital spending.

Partially offsetting these increases were:

•

A $196 million decrease in regulatory amortization expenses, including approximately $187 million for the amortization of compliance costs related to North Carolinas clean air legislation that was completed in 2007, and the write-off in 2007 of a portion of the investment in the GridSouth Regional Transmission Organization (approximately $17 million) per a rate order from the North Carolina Utilities Commission (NCUC);

•

A $7 million decrease in taxes other than income primarily due to lower North Carolina franchise taxes driven by a refund of prior year franchise taxes and lower taxable sales in 2008 compared to 2007; and

•

A $6 million decrease in operating and maintenance expenses primarily due to lower benefits costs including short-term incentive costs and lower governance costs primarily driven by lower management fees from the service company; partially offset by higher scheduled outage and maintenance costs at nuclear and fossil generating plants, increased capacity costs due to contracts that were entered into to ensure customer electricity needs were met despite ongoing drought conditions and increased power delivery maintenance charges to increase system reliability.

Other Income and Expenses, net. The increase resulted primarily from the equity component of allowance for funds used during construction (AFUDC) as a result of additional capital spending for ongoing construction projects and interest income on short-term investments, partially offset by interest income recorded in 2007 for income tax positions related to prior periods.

Interest Expense. The increase in interest expense was primarily due to increased long-term debt, partially offset by a higher debt component of AFUDC due to additional capital spending for ongoing construction projects.

Income Tax Expense. Income tax expense increased due to higher pre-tax income, higher state income taxes and a decrease in the manufacturing deduction, partially offset by an increase in AFUDC equity.

Matters Impacting Future Results

Duke Energy Carolinas continues to increase the number of retail customers served, maintain low costs and deliver high-quality customer service in the Carolinas. Duke Energy Carolinas’ sales to all retail customer classes were impacted by the economic downturn in 2008, particularly sales to the industrial sector. Duke Energy Carolinas expects this trend to continue for some period into 2009, and perhaps beyond, until the economy begins to recover. The general decline in the textile industry, exacerbated by the struggling economy, is also expected to continue in 2009, fueled by the expiration of certain import limitations related to foreign textile products.

The North Carolina rate order resulting from the 2007 rate review included a one-time increment rider of approximately $80 million related to merger savings, effective for retail sales in 2008. The expiration of this rider will have an unfavorable impact on 2009 revenue. Additionally, Duke Energy Carolinas will continue to consider pursuing legislative initiatives that would allow more real-time recovery of costs. See Note 5 to the Consolidated Financial Statements, “Regulatory Matters,” for information regarding various regulatory activities that could impact Duke Energy Carolinas in 2009.

Other Matters.

General. Duke Energy Carolinas’ capital expenditures forecast for the five-year period from 2009 to 2013 principally relates to expansion plans, required maintenance and nuclear fuel. Current estimates are that Duke Energy Carolinas’ generation capacity in North Carolina and South Carolina will need to increase by approximately 5,280 megawatts (MW) over the next ten years. Duke Energy Carolinas plans to meet this additional demand through a diverse portfolio consisting of new generating capacity, including generation from renewable power sources, advanced nuclear power, advanced clean-coal and high-efficiency natural gas electric generating plants and energy efficiency. Duke Energy Carolinas is committed to adding base load capacity at a reasonable price while modernizing the current generation facilities by replacing older, less efficient plants with cleaner, more efficient plants. Construction of an 825 MW state of the art coal generation unit is ongoing at Duke Energy Carolinas’ existing Cliffside facility in North Carolina. Other significant expansion projects may include a new nuclear power plant in Cherokee County, South Carolina and new combined cycle units at Buck and Dan River. The NCUC approved the Certificate of Public Convenience and Necessity applications for the proposed Buck and Dan River combined cycle units in June 2008. Costs related to environmental spending are expected to decrease substantially after the upgrades to comply with the new environmental regulations are completed.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed

PART II

by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,099 million in excess of the self insured retention. Insurance recoveries of approximately $1,032 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2008. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. The insurance company continues to have financial strength ratings as an insurer from major rating agencies that are defined as “strong” and/or “excellent.” Based on the foregoing, management believes the insurance recovery asset is probable of recovery. However, while the insurance carrier is highly rated and appears to be in a strong financial position, it also appears to be exposed, along with many other companies in the insurance industry, to the current credit market situation and the volatility of the equity and fixed income markets. Other insurance companies have experienced rapid credit rating downgrades and there is no assurance that it will retain its current ratings.

Duke Energy Carolinas’ fixed charges coverage ratio, as calculated using Securities and Exchange Commission guidelines, was 3.5 times for 2008 and 4.0 times for 2007.

Global Climate Change. A body of scientific evidence now accepted by a growing majority of the public and policymakers suggests that the Earth’s climate is changing, caused in part by greenhouse gases emitted into the atmosphere from human activities. Although there is still much to learn about the causes and long-term effects of climate change, many, including Duke Energy Carolinas, advocate taking steps now to begin reducing emissions with the aim of stabilizing the atmospheric concentration of greenhouse gases at a level that avoids the potentially worst-case effects of climate change.

Greenhouse gas (GHG) emissions are produced from a wide variety of human activities. The Environmental Protection Agency (EPA) publishes an inventory of these emissions annually. Carbon dioxide (CO2), an essential trace gas, is a by-product of fossil fuel combustion and currently accounts for about 85% of U.S. greenhouse gas emissions. Duke Energy Carolinas currently accounts for about 0.7% of total U.S. CO2 emissions, and about 0.6% of total U.S. GHG emissions.

Duke Energy Carolinas is making long-term decisions for how best to meet its customers’ growing demand for electricity. Duke Energy Carolinas’ strategy for meeting customer demand while building a sustainable business that allows our customers and our shareholders to prosper in a carbon-constrained environment includes significant commitments to customer energy efficiency, renewable energy, advanced nuclear power, advanced clean-coal and high-efficiency natural gas electric generating plants, and retirement of older less efficient coal-fired power plants. Each of these actions will or has the potential to reduce Duke Energy Carolinas’ CO2 emissions and therefore its exposure to the costs of future GHG regulation.

Duke Energy Carolinas’ cost of complying with any federal GHG emissions law that may be enacted will depend on the design details of the program. If potential future GHG legislation adopts a cap-and-trade approach, the design elements of such a program that will have the greatest influence on Duke Energy Carolinas’ compliance costs include (1) the required levels and timing of the cap, which will drive emission allowance prices, (2) the emission sources covered under the cap, (3) the number of allowances that Duke Energy Carolinas might be allocated at no cost on a year-to-year basis, (4) the type and effectiveness of any cost control mechanisms included in the program, (5) the role of emission offsets, which will also influence allowance prices, and (6) the availability and cost of technologies that Duke Energy Carolinas can deploy to lower its emissions. While Duke Energy Carolinas believes it is very likely that Congress will adopt mandatory GHG emission reduction legislation at some point, the timing and design details of any such legislation are highly uncertain.

While there were many bills introduced in both houses of Congress during the 110th Congress that proposed mandatory limits on GHG emissions, S. 2191—America’s Climate Security Act of 2007 (commonly referred to as the Lieberman-Warner bill after the sponsors Senators Joseph Lieberman of Connecticut and John Warner of Virginia) became the primary climate change related legislative vehicle. The bill was approved by the Senate Environment and Public Works Committee in December 2007, but failed to advance on the Senate floor in June 2008 when the bill fell considerably short of the 60 votes necessary to invoke cloture and cut off debate. No subsequent action was taken in the 110th Congress related to mandatory federal GHG legislation.

Numerous bills mandating reductions in GHG emissions are expected to be introduced in both houses of Congress in 2009. The leadership in both the House and Senate has publicly stated it is their intent to proceed with climate legislation. President Obama, in his presidential campaign and after the election, indicated passage of climate change legislation is a priority. Still, as the Senate debate in 2008 revealed, there are wide-ranging views in Congress regarding what constitutes acceptable GHG legislation. The current condition of the U.S. economy could add a degree of uncertainty, and there are indications that, in the 111th Congress multiple committees will be involved in crafting GHG legislation, which will make the process of developing GHG legislation potentially more challenging.

Duke Energy Carolinas supports the enactment of federal GHG cap-and-trade legislation. Due to Duke Energy Carolinas’ concern about patchwork policies focused on a single industrial sector or particular region of the country, Duke Energy Carolinas believes this legislation should establish a program that applies to all parts of the economy, including power generation, industrial and commercial

PART II

sources, and motor vehicles. To permit the economy to adjust rationally to the policy, legislation should establish a long-term program that first slows the growth of emissions, stops them and then transitions to a gradually declining emissions cap as new lower-and non-emitting technologies are developed and become available for wide-scale deployment. Legislation should also include adequate cost-containment measures to protect the U.S. economy from grave and unintended impacts of the policy.

Duke Energy Carolinas is unable to estimate the potential cost of complying with currently unspecified and unknowable future GHG legislation or any indirect costs that might result. Compliance costs are sensitive to numerous policy design details, allowance prices, and technology availability and cost. During the Senate debate on the Lieberman-Warner legislation in 2007 and 2008, Duke Energy Carolinas attempted to estimate its cost of complying with that legislation over a range of potential allowance prices. Duke Energy Carolinas estimated its compliance costs under the Lieberman- Warner model to be between approximately $330 million to $1.0 billion in the first year of the program (2012), which represented the cost to purchase emission allowances needed for compliance over and above what might be allocated to Duke Energy Carolinas at zero cost. Duke Energy Carolinas would have continued to incur similar or greater annual compliance costs in subsequent years for continued allowance purchases until such time as new lower-and zero-emitting technologies could be deployed to reduce emissions. Duke Energy Carolinas’ compliance costs at that time would then include the cost of purchasing and deploying new generation technologies. Duke Energy Carolinas would only be able to reduce its allowance purchase costs after new technologies were actually deployed.

There is no way to know how similar or different the requirements of the Lieberman-Warner legislation might be to any future GHG legislation that Congress may eventually adopt, so it is uncertain whether these costs are at all representative of compliance costs that Duke Energy Carolinas might incur as a result of any potential future GHG legislation. Under any future scenario involving mandatory GHG limitations, Duke Energy Carolinas would plan to seek to recover its compliance costs through appropriate regulatory mechanisms in the jurisdictions in which it operates.

While Duke Energy Carolinas’ near-term compliance strategy associated with any potential future GHG legislation that incorporates a cap-and-trade mechanism will likely be focused on allowance purchases, it is expected that at some point in the future Duke Energy Carolinas would begin reducing emissions by replacing existing coal-fired generation with new lower-and zero-emitting generation technologies. It is not possible at this time, however, to predict with certainty what new technologies might be developed, when they will be ready to be deployed, or what their costs will be. Duke Energy Carolinas currently is focused on advanced nuclear generation as a promising new technology for generating electricity with no CO2 emissions.

Duke Energy Carolinas has begun the regulatory process to construct a new 2,234 MW nuclear power plant (William States Lee III Nuclear Station) in South Carolina, petitioning the U.S. Nuclear Regulatory Commission in 2007 for a combined construction and operating license. If constructed, this facility could begin operation in the 2018 timeframe.

Duke Energy Carolinas has a regulatory requirement in North Carolina to meet increasing percentages of customer demand for electricity with renewable energy. The requirement reaches 12.5% in 2021. Duke Energy Carolinas also anticipates the Congress will consider a federal renewable portfolio standard in 2009. Previous attempts have passed in the House of Representatives but fallen short in the Senate. Duke Energy Carolinas believes, however, chances of passage in the 111th Congress have increased.

In addition to relying on new technologies to reduce its CO2 emissions, Duke Energy Carolinas filed for regulatory approval in both North Carolina and South Carolina for a first-of-its-kind innovative approach in the utility industry to help meet growing customer demand with new and creative ways to increase energy efficiency, thereby reducing demand (Save-A-Watt) instead of relying almost exclusively on new power plants to generate electricity.

Each of these activities has the potential to reduce Duke Energy Carolinas’ future CO2 emissions which will reduce Duke Energy Carolinas’ exposure to future GHG regulation.

Duke Energy Carolinas recognizes the potential for more frequent and severe extreme weather events as a result of climate change and the possibility that these weather events could have a material impact on its future results of operations should these events occur. However, the uncertain nature of potential changes in extreme weather events (such as increased frequency, duration, and severity) and the long period of time over which any changes might take place make estimating any potential future financial risk to Duke Energy Carolinas’ operations that may be caused by the physical risks of climate change extremely challenging. Currently, Duke Energy Carolinas plans and prepares for extreme weather events that it experiences from time to time, such as ice storms, tornados, severe thunderstorms, high winds and droughts. Duke Energy Carolinas’ past experiences preparing for and responding to the impacts of these types of weather-related events would reasonably be expected to help management plan and prepare for future climate change-related severe weather events to reduce, but not eliminate, the operational, economic and financial impacts of such events.

(For additional information on other issues related to Duke Energy Carolinas, see Note 5 to the Consolidated Financial Statements, “Regulatory Matters” and Note 16 to the Consolidated Financial Statements, “Commitments and Contingencies.”)

PART II

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

Commodity Price Risk

Duke Energy Carolinas has limited exposure to market price changes in fuel incurred for its retail customers due to the cost tracking and recovery mechanisms in its retail jurisdictions. Duke Energy Carolinas does have exposure to the impact of market fluctuations in the prices of electricity, fuel and emissions allowances with its bulk power marketing (BPM) sales. Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities. Duke Energy Carolinas employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, such as forwards and options. For further information see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” and Note 9 to the Consolidated Financial Statements, “Risk Management and Hedging Activities and Credit Risk.”

Validation of a contract’s fair value is performed by an internal group separate from Duke Energy Carolinas’ deal origination areas. While Duke Energy Carolinas uses common industry practices to develop its valuation techniques, changes in Duke Energy Carolinas’ pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.

Generation Portfolio Risks. For 2009, Duke Energy Carolinas is primarily exposed to market price fluctuations of wholesale power prices through its bulk power marketing activities. The generation portfolio not utilized to serve native load or committed load is subject to commodity price fluctuations, although the impact on the Consolidated Statements of Operations reported earnings is partially offset by mechanisms in the regulated jurisdictions that result in the sharing of net profits from these activities with retail customers. Based on a sensitivity analysis as of December 31, 2008 and 2007, it was estimated that a ten percent price change per MW hour in forward wholesale power prices would have a corresponding effect on Duke Energy Carolinas’ pre-tax income of approximately $3 million in 2009 and would have had a $7 million impact in 2008, respectively, excluding the impact of mark-to-market changes on undesignated hedges relating to periods in excess of one year from the respective date.

Normal Purchases and Normal Sales. Duke Energy Carolinas enters into contracts that qualify for the normal purchases and sales exception described in paragraph 10 of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) and Derivatives Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity.” For contracts qualifying for the scope exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract unless the contract is designated as the hedged item in a fair value hedge. Normal purchases and sales contracts are generally subject to collateral requirements under the same credit risk management guidelines used for other contracts. Duke Energy Carolinas has applied this scope exception for certain contracts involving the purchase and sale of electricity. Recognition for the contracts in the Consolidated Statements of Operations will be the same regardless of whether the contracts are accounted for as cash flow hedges or as normal purchases and sales, unless designated as the hedged item in a fair value hedge, assuming no hedge ineffectiveness.

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

Retail. Credit risk associated with Duke Energy Carolinas’ service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. Duke Energy Carolinas mitigates this credit risk by requiring customers to provide a cash

PART II

deposit or letter of credit until a satisfactory payment history is established, at which time the deposit is typically refunded. Charge-offs for the retail customers have historically been insignificant to the operations of Duke Energy Carolinas and are typically recovered through the retail rates. However, in light of current overall economic conditions, management continues to monitor customer charge-offs and payment patterns to ensure the adequacy of bad debt reserves.

BPM. To reduce credit exposure related to BPM, Duke Energy Carolinas seeks to enter into netting agreements with counterparties that permit Duke Energy Carolinas to offset receivables and payables with such counterparties. Duke Energy Carolinas attempts to further reduce credit risk with certain counterparties by entering into agreements that enable Duke Energy Carolinas to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events. Where exposed to credit risk, Duke Energy Carolinas analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

Duke Energy Carolinas’ principal customers for BPM are marketers, local distribution companies and utilities located throughout the Southeastern United States. Duke Energy Carolinas has concentrations of receivables from the electric utilities sector. These concentrations of customers may affect Duke Energy Carolinas’ overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Based on Duke Energy Carolinas’ policies for managing credit risk, its exposures and its credit and other reserves, Duke Energy Carolinas does not anticipate a materially adverse effect on its consolidated financial position or results of operations as a result of non-performance by any counterparty.

Duke Energy Carolinas also enters into various service and/or supply contracts, which may result in economic losses if the counterparty is unable to perform its contractual obligations on a timely basis and/or within budget. Duke Energy Carolinas attempts to mitigate this risk through the use of credit enhancements such as parent guarantees, letters of credit and surety bonds.

Other. Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,099 million in excess of the self insured retention. Insurance recoveries of approximately $1,032 million and $1,040 million related to this policy are classified in the Consolidated Balance Sheets primarily in Other within Investments and Other Assets and Receivables as of December 31, 2008 and 2007, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Interest Rate Risk

Duke Energy Carolinas is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt. Duke Energy Carolinas manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Carolinas also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 1, 9, and 15 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Risk Management and Hedging Activities and Credit Risk,” and “Debt and Credit Facilities,” respectively.

Based on a sensitivity analysis as of December 31, 2008, it was estimated that if market interest rates average 1% higher (lower) in 2009 than in 2008, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $2 million. Comparatively, based on a sensitivity analysis as of December 31, 2007, had interest rates averaged 1% higher (lower) in 2008 than in 2007, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $12 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term and long-term investments, cash and cash equivalents outstanding as of December 31, 2008 and 2007. The decrease in interest rate sensitivity is due primarily to an increase of cash and short-term investments and lower short-term borrowings. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy Carolinas’ financial structure.

PART II

Equity Price Risk

Nuclear Decommissioning Trust Funds (NDTF). As required by the Nuclear Regulatory Commission (NRC) and the NCUC, Duke Energy Carolinas maintains trust funds to fund the costs of nuclear decommissioning (see Note 8 to the Consolidated Financial Statements, “Asset Retirement Obligations”). As of December 31, 2008, these funds were invested primarily in domestic and international equity securities, debt securities, fixed-income securities, cash and cash equivalents and short-term investments. Per the NRC and the NCUC requirements, these funds may be used only for activities related to nuclear decommissioning. The investments in equity securities are exposed to price fluctuations in equity markets. Accounting for nuclear decommissioning recognizes that costs are recovered through Duke Energy Carolinas’ rates; therefore, fluctuations in equity prices do not affect Duke Energy Carolinas’ Consolidated Statements of Operations as changes in the fair value of these investments are deferred as regulatory assets or regulatory liabilities pursuant to an Order by the NCUC. Earnings or losses of the fund will ultimately impact the amount of costs recovered through Duke Energy Carolinas’ rates.

In 2005, the NCUC and PSCSC collectively approved a $48 million annual amount for contributions and expense levels for decommissioning. In each of the years ended December 31, 2008, 2007 and 2006, Duke Energy Carolinas expensed approximately $48 million and contributed cash of approximately $48 million to the NDTF for decommissioning costs. Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $2.3 billion in 2003 dollars, based on a decommissioning study completed in 2004. This includes costs related to Duke Energy Carolinas’ proportionate ownership in the Catawba Nuclear Station, which was 12.5% at the time the study was completed. The other joint owners of the Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. As the NCUC and the PSCSC require that Duke Energy Carolinas update its cost estimate for decommissioning its nuclear plants every five years, new site-specific nuclear decommissioning cost studies were completed in January 2009 that showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of approximately $3 billion in 2008 dollars. This estimate is based on Duke Energy Carolinas’ current ownership share of Catawba Nuclear Station of approximately 19%. Duke Energy Carolinas will file these site-specific nuclear decommissioning cost studies with the NCUC and the PSCSC later this year. In addition to the decommissioning cost studies, a new funding study is underway to determine the appropriateness of the annual amounts currently being contributed to the NDTF. The NCUC and the PSCSC will consider the results of the funding study, which could potentially increase the annual required contributions to the NDTF, in the latter part of 2009.

The following table provides the fair value of investments held in the NDTF at December 31, 2008:

Fair Value at December 31, 2008
(in millions)
Equity Securities	$831
Corporate Debt Securities	88
U.S. Government Bonds	272
Municipal Bonds	120
Other	125

Total	$1,436

Pension and Other-Post Retirement Benefit Plans. Duke Energy Carolinas proportionate share of Duke Energy’s costs of providing non-contributory defined benefit retirement and other post-retirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. In February 2009, Duke Energy contributed approximately $500 million to its qualified pension plans, of which approximately $74 million was funded by Duke Energy Carolinas. See Note 18 to the Consolidated Financial Statements, “Employee Benefit Plans,” for additional information on pension plan assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk.”

PART II

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Duke Energy Carolinas, LLC

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, member’s equity/common stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duke Energy Carolinas, LLC and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 13, 2009

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2008	2007	2006
Operating Revenues-Regulated Electric	$5,903	$5,812	$5,442
Operating Expenses
Fuel used in electric generation and purchased power	1,844	1,632	1,475
Operation, maintenance and other	1,721	1,727	1,675
Depreciation and amortization	730	904	897
Property and other taxes	316	323	306
Total operating expenses	4,611	4,586	4,353
Gains on Sales of Other Assets and Other, net	3	2	—
Operating Income	1,295	1,228	1,089
Other Income and Expenses, net	98	76	98
Interest Expense	331	292	299
Income From Continuing Operations Before Income Taxes	1,062	1,012	888
Income Tax Expense from Continuing Operations	372	342	287
Income From Continuing Operations	690	670	601
Income From Discontinued Operations, net of tax	—	—	186
Net Income	$690	$670	$787

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$323	$21
Short-term investments	46	—
Receivables (net of allowance for doubtful accounts of $7 at December 31, 2008 and $6 at December 31, 2007)	1,176	783
Inventory	653	590
Other	323	169
Total current assets	2,521	1,563
Investments and Other Assets
Nuclear decommissioning trust funds	1,436	1,929
Other	1,218	1,323
Total investments and other assets	2,654	3,252
Property, Plant and Equipment
Cost	27,403	24,593
Less accumulated depreciation and amortization	10,145	9,227
Net property, plant and equipment	17,258	15,366
Regulatory Assets and Deferred Debits
Deferred debt expense	186	184
Regulatory assets related to income taxes	456	408
Other	1,042	531
Total regulatory assets and deferred debits	1,684	1,123
Total Assets	$24,117	$21,304

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(In millions)

	December 31,
	2008	2007
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$639	$822
Notes payable and commercial paper	—	150
Taxes accrued	106	106
Interest accrued	103	73
Current maturities of long-term debt	210	810
Other	380	373
Total current liabilities	1,438	2,334
Long-term Debt	7,069	4,583
Deferred Credits and Other Liabilities
Deferred income taxes	2,728	2,262
Investment tax credit	118	126
Asset retirement obligations	2,509	2,306
Other	2,939	3,060
Total deferred credits and other liabilities	8,294	7,754
Commitments and Contingencies
Member’s Equity
Member’s equity	7,349	6,654
Accumulated other comprehensive loss	(33)	(21)
Total member’s equity	7,316	6,633
Total Liabilities and Member’s Equity	$24,117	$21,304

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$690	$670	$787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	885	1,036	1,213
Gains on sales of investments in commercial and multi-family real estate	—	—	(26)
Gains on sales of equity investments and other assets	(6)	(2)	(11)
Deferred income taxes	375	174	(226)
Minority Interest	—	—	15
Equity in earnings of unconsolidated affiliates	1	2	(175)
Contributions to company-sponsored pension and other post-retirement benefit plans	—	—	(11)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(27)	(6)	49
Receivables	(83)	(82)	557
Inventory	(46)	(22)	116
Other current assets	(167)	241	808
Increase (decrease) in
Accounts payable	(129)	(276)	(377)
Taxes accrued	117	(208)	(283)
Other current liabilities	25	(154)	(357)
Capital expenditures for residential real estate	—	—	(115)
Cost of residential real estate sold	—	—	42
Other, assets	(129)	36	21
Other, liabilities	63	(35)	207
Net cash provided by operating activities	1,569	1,374	2,234
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,409)	(1,734)	(1,794)
Investment expenditures	(1)	—	(69)
Acquisitions, net of cash acquired	(150)	—	(284)
Purchases of available-for-sale securities	(5,349)	(8,055)	(20,623)
Proceeds from sales and maturities of available-for-sale securities	5,219	8,174	20,971
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	3	3	32
Proceeds from the sales of commercial and multi-family real estate	—	—	56
Settlement of net investment hedges and other investing derivatives	—	—	(50)
Purchases of emission allowances	—	(12)	(8)
Change in restricted cash	43	(22)	(47)
Notes due from affiliate, net	(338)	—	—
Other	(6)	(12)	—
Net cash used in investing activities	(2,988)	(1,658)	(1,816)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	3,064	600	156
Issuance of common stock and common stock related to employee benefit plans	—	—	14
Payments for the redemption of:
Long-term debt	(1,176)	(367)	(46)
Convertible notes	—	(110)	—
Notes payable and commercial paper	(450)	150	(84)
Notes payable to affiliate, net	300	—	—
Distributions to minority interests	—	—	(157)
Contributions from minority interests	—	—	137
Capital contribution from parent	—	—	200
Dividends paid	—	—	(289)
Repurchase of common shares	—	—	(69)
Distribution to parent in connection with transfer of Spectra Energy Capital, LLC	—	—	(761)
Other	(17)	(6)	8
Net cash provided by (used in) financing activities	1,721	267	(891)
Net increase (decrease) in cash and cash equivalents	302	(17)	(473)
Cash and cash equivalents at beginning of period	21	38	511
Cash and cash equivalents at end of period	$323	$21	$38

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$285	$282	$609
Cash paid (refunded) for income taxes	$60	$354	$336
Significant non-cash transactions:
Accrued capital expenditures	$151	$389	$208
Transfer of equity interest in Spectra Energy Capital and DEM to parent	$—	$—	$12,370
Conversion of convertible notes to stock	$—	$—	$632
Intercompany advance forgiveness	$—	$—	$496

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY/COMMON STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Member’s Equity	Common Stock	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Other	Total
Balance December 31, 2005	928	$—	$10,446	$5,277	$846	$(87)	$(60)	$17	$16,439
Net income	—	429	—	358	—	—	—	—	787
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	59	—	—	—	59
Net unrealized gains on cash flow hedges(a)	—	—	—	—	—	7	—	—	7
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	12	—	—	12
Other(c)	—	—	—	—	—	—	—	16	16
Intercompany Transfers(d)	—	—	—	—	(905)	64	60	(33)	(814)

Total comprehensive income									67
Dividend reinvestment and employee benefits	1	—	22	—	—	—	—	—	22
Stock repurchase	(2)	—	(69)	—	—	—	—	—	(69)
Common stock dividends	—	—	—	(289)	—	—	—	—	(289)
Conversion of Duke Energy Carolinas to a limited liability company	(927)	15,745	(10,399)	(5,346)	—	—	—	—	—
Transfer of equity interest in Spectra Energy Capital, LLC	—	(11,556)	—	—	—	—	—	—	(11,556)
Capital contributions from parent	—	200	—	—	—	—	—	—	200
Conversion of debt to equity	—	632	—	—	—	—	—	—	632
Tax benefit due to conversion of debt to equity	—	34	—	—	—	—	—	—	34
Intercompany advance forgiveness	—	496	—	—	—	—	—	—	496
Other	—	4	—	—	—	—	—	—	4
Balance December 31, 2006	—	$5,984	$—	$—	$—	$(4)	$—	$—	$5,980
Net income	—	670	—	—	—	—	—	—	670
Other Comprehensive Income
Net unrealized losses on cash flow hedges(a)	—	—	—	—	—	(7)	—	—	(7)
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	(10)	—	—	(10)

Total comprehensive income									653
Balance December 31, 2007	—	$6,654	$—	$—	$—	$(21)	$—	$—	$6,633
Net income	—	690	—	—	—	—	—	—	690
Other Comprehensive Income
Net unrealized losses on cash flow hedges(a)	—	—	—	—	—	(8)	—	—	(8)
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	2	—	—	2
Unrealized loss on investments in auction rate securities(e)	—	—	—	—	—	—	—	(6)	(6)

Total comprehensive income									678
Intercompany advance forgiveness	—	5	—	—	—	—	—	—	5
Balance December 31, 2008	—	$7,349	$—	$—	$—	$(27)	$—	$(6)	$7,316

(a)	Net unrealized gains (losses) on cash flow hedges, net of $5 tax benefit in 2008, $4 tax benefit in 2007 and $5 tax expense in 2006.
(b)	Reclassification into earnings from cash flow hedges, net of $2 tax expense in 2008, $6 tax benefit in 2007 and $1 tax benefit in 2006.
(c)	Net of $8 tax expense in 2006.
(d)	Intercompany transfers of net gains on cash flow hedges, net of $36 tax expense; minimum pension liability, net of $32 tax expense; and Other, net of $19 tax benefit in 2006.
(e)	Net of $4 tax benefit in 2008.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

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

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Carolinas. These Consolidated Financial Statements also reflect Duke Energy Carolinas’ approximate 19 percent undivided interest in the Catawba Nuclear Station. See Note 4 for discussion regarding Duke Energy Carolinas purchase of an additional ownership interest in the Catawba Nuclear Station during 2008.

Use of Estimates. To conform to generally accepted accounting principles (GAAP) in the United States (U.S.), management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Cash and Cash Equivalents. All highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents.

Restricted Cash. At December 31, 2008 and 2007, Duke Energy Carolinas had approximately $25 million and $68 million, respectively, of restricted cash related primarily to proceeds from debt issuances that are held in trust for the purpose of funding future environmental construction or maintenance expenditures. These amounts are reflected in both Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.

Inventory. Inventory consists of materials and supplies and coal held for electric generation and is recorded primarily using the average cost method. Coal held for electric generation inventory is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Components of Inventory

	December 31,
	2008	2007
	(in millions)
Materials and supplies	$420	$366
Coal held for electric generation	233	224

Total inventory	$653	$590

Cost-Based Regulation. Duke Energy Carolinas accounts for certain of its regulated operations under the provisions of SFAS No. 71, “Accounting for Certain Types of Regulation” (SFAS No. 71). The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers in a future period or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Duke Energy Carolinas records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Additionally, management continually assesses whether any regulatory liabilities have been incurred. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery and that no regulatory liabilities, other than those recorded, have been incurred. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. Duke Energy Carolinas periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Duke Energy Carolinas may have to reduce its asset balances to reflect a market basis less than cost and write off the associated regulatory assets and liabilities. For further information see Note 5.

In order to apply the accounting provisions of SFAS No. 71 and record regulatory assets and liabilities, certain scope criteria in SFAS No. 71 must be met. Management makes significant judgments in determining whether the scope criteria of SFAS No. 71 are met for its operations, including determining whether revenue rates for services provided to customers are subject to approval by an independent, third-party regulator, whether the regulated rates are designed to recover specific costs of providing the regulated service, and a determination of whether, in view of the demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the operations’ costs can be charged to and collected from customers. This final criterion requires consideration of anticipated changes in levels of demand or competition, direct and indirect, during the recovery period for any capitalized costs.

Accounting for Risk Management and Hedging Activities and Financial Instruments. Duke Energy Carolinas may use a number of different derivative and non-derivative instruments in connection with its commodity price and interest rate management activities, which may include swaps, futures, forwards, options and swaptions. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (SFAS No. 133), are recorded on the Consolidated Balance Sheets at their fair value. Gains and losses on derivatives related to substantially all of Duke Energy Carolinas operations are deferred as regulatory liabilities and assets, respectively. Cash inflows and outflows related to derivative instruments, except those that contain financing elements and other investing activities, are presented as a component of Net cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows. Cash inflows and outflows related to derivative instruments containing financing elements are presented as a component of Net cash provided by (used in) financing activities in the accompanying Consolidated Statements of Cash Flows while cash inflows and outflows related to derivatives related to other investing activities are presented as a component of net cash used in investing activities in the accompanying Consolidated Statements of Cash Flows.

Normal Purchases and Normal Sales. Duke Energy Carolinas applies the normal purchase and normal sales exception to certain contracts. If contracts cease to meet this exception, the fair value of the contracts is recognized on the Consolidated Balance Sheets and the contracts are accounted for prospectively using the mark-to-market (MTM) Model unless immediately designated as a cash flow or fair

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

value hedge or gains or losses are deferred pursuant to regulatory accounting. MTM is an accounting term used by Duke Energy Carolinas to refer to derivative contracts for which an asset or liability is recognized at fair value and the change in fair value of that asset or liability is recognized in the Consolidated Statements of Operations. As this term is not explicitly defined within GAAP, Duke Energy Carolinas’ application of this term could differ from that of other companies.

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

Investments in Debt and Equity Securities. Duke Energy Carolinas accounts for investments in debt and equity securities pursuant to SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities” (SFAS No. 115). All investments in debt and equity securities held by Duke Energy Carolinas are classified as available-for-sale securities, which are reported at fair value on the Consolidated Balance Sheets with unrealized gains and losses included in Accumulated Other Comprehensive Income (AOCI) or a regulatory asset or liability, unless it is determined that the carrying value of an investment is other-than-temporarily impaired, at which time the write-down to fair value is included in earnings, unless deferred in accordance with a regulatory order. Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets with respect to certain short-term investments that have historically provided for a high degree of liquidity, such as investments in auction rate debt securities.

Duke Energy Carolinas analyzes all securities classified as available-for-sale to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value. See Note 11 for a discussion of other-than-temporary impairments recorded during the year ended December 31, 2008.

Duke Energy Carolinas holds investments in debt and equity securities in a Nuclear Decommissioning Trust Fund (NDTF), which are considered available-for-sale securities and are reported at fair value on Duke Energy’s Consolidated Balance Sheets. Since Duke Energy Carolinas does not have day-to-day oversight of the investments in the NDTF, management does not have the ability to demonstrate the intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in market value. Accordingly, management considers all securities held in the NDTF with market values below their respective cost basis to be other-than-temporarily impaired any time the cost basis exceeds the market value of the investment. However, realized and unrealized gains and losses, net of tax, on the NDTF holdings are deferred and reflected as regulatory assets or liabilities on Duke Energy Carolinas’ Consolidated Balance Sheets as Duke Energy Carolinas expects to recover all costs for decommissioning its nuclear generation assets through regulated rates pursuant to a regulatory order by the North Carolina Utilities Commission (NCUC).

See Note 11 for further information on the investments in debt and equity securities, including investments held in the NDTF.

Property, Plant and Equipment. Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Duke Energy Carolinas capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction (see “Deferred Returns and Allowance for Funds Used During Construction (AFUDC),” discussed below). The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of the asset, is expensed as incurred. Depreciation is generally computed over the estimated useful life of the asset using the composite straight-line method. The composite weighted-average depreciation rates, excluding nuclear fuel, were approximately 3% for 2008, 2007 and 2006. Depreciation studies are conducted periodically to update the composite rates and are approved by the NCUC and the Public Service Commission of South Carolina (PSCSC).

When Duke Energy Carolinas retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage value, to accumulated depreciation. When it sells entire regulated operating units, or retires or sells non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

See Note 14 for further information on the components and estimated useful lives of Duke Energy Carolinas’ property, plant and equipment balance.

Asset Retirement Obligations. Duke Energy Carolinas recognizes asset retirement obligations in accordance with SFAS No. 143, “Accounting For Asset Retirement Obligations” (SFAS No. 143), for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), for conditional asset retirement obligations. The term conditional asset retirement obligation as used in SFAS No. 143 and FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Both SFAS No. 143 and FIN 47 require that the present value of the projected liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. See Note 8 for further information regarding Duke Energy Carolinas’ asset retirement obligations.

Long-Lived Asset Impairments, Assets Held For Sale and Discontinued Operations. Duke Energy Carolinas evaluates whether long-lived assets have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the carrying value of the asset over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

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

Duke Energy Carolinas uses the criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), to determine when an asset is classified as “held for sale.” Upon classification as “held for sale,” the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets. When an asset or asset group meets the SFAS No. 144 criteria for classification as held for sale within the Consolidated Balance Sheets, Duke Energy Carolinas does not retrospectively adjust prior period balance sheets to conform to current year presentation.

Duke Energy Carolinas uses the criteria in SFAS No. 144 and Emerging Issues Task Force (EITF) 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), to determine whether components of Duke Energy Carolinas that are being disposed of, are classified as held for sale or have been wound down are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, Duke Energy Carolinas must not have significant continuing involvement in the operations after the disposal (i.e., Duke Energy Carolinas must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the operations being disposed of must have been eliminated from Duke Energy Carolinas’ ongoing operations (i.e., Duke Energy Carolinas does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, are reflected within discontinued operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales are recorded as a component of continuing operations in the Consolidated Statements of Operations. See Note 3 for discussion of discontinued operations.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Other Current and Non-Current Liabilities. At December 31, 2008 and 2007, approximately $1,481 million and $1,528 million, respectively, of regulatory liabilities associated with asset removal costs were included in Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. At December 31, 2008 and 2007, these balances exceeded 5% of total liabilities. Also see “Other Litigation and Legal Proceedings” in Note 16.

At December 31, 2008 and 2007, approximately $89 million and $84 million, respectively, of liabilities associated with vacation accrued were included in Other Current Liabilities in the Consolidated Balance Sheets. At December 31, 2008, this balance exceeded 5% of total current liabilities.

Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate. The amortization expense is recorded as a component of interest expense in the Consolidated Statements of Operations and is reflected as Depreciation and amortization within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Loss Contingencies. Duke Energy Carolinas is involved in certain legal and environmental matters that arise in the normal course of business. Loss contingencies are accounted for under SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). Under SFAS No. 5, contingent losses are recorded when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, Duke Energy Carolinas records a loss contingency at the minimum amount in the range. Unless otherwise required by GAAP, legal fees are expensed as incurred. See Note 16 for further information.

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

Stock-Based Compensation. Effective January 1, 2006, Duke Energy Carolinas adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards, including stock options, exchanged for employee and certain non-employee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible. Share-based awards, including stock options, granted to employees that are already retirement eligible are deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards is recognized on the date such awards are granted. See Note 17 for further information.

Revenue Recognition and Unbilled Revenue. Revenues on sales of electricity are recognized when either the service is provided or the product is delivered. Unbilled revenues are estimated by applying an average revenue per kilowatt hour for all customer classes to the number of estimated kilowatt hours delivered but not billed. The amount of unbilled revenues can vary significantly from period to period as a result of factors, including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy Carolinas’ Consolidated Balance Sheets at December 31, 2008 and 2007, were approximately $207 million and $221 million, respectively.

Nuclear Fuel. Amortization of nuclear fuel purchases is included in the Consolidated Statements of Operations as Fuel Used in Electric Generation and Purchased Power. The amortization is recorded using the units-of-production method.

Fuel Cost Deferrals. Fuel expense includes fuel costs or other recoveries that are deferred through fuel clauses established by Duke Energy Carolinas’ regulators. These clauses allow Duke Energy Carolinas to recover fuel costs, fuel-related costs and portions of purchased power costs through surcharges on customer rates. These deferred fuel costs are recognized in revenues and fuel expenses as they are billable to customers.

Deferred Returns and AFUDC. Deferred returns, recorded in accordance with SFAS No. 71, represent the estimated financing costs associated with funding certain regulatory assets or liabilities of Duke Energy Carolinas. The amount of deferred return expense included in Other Income and Expenses, net was $11 million in 2008, $15 million in 2007 and $15 million in 2006.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

In accordance with regulatory treatment, Duke Energy Carolinas records AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. Both the debt and equity components of AFUDC are non-cash amounts within the Consolidated Statements of Operations. AFUDC is capitalized as a component of the cost of Property, Plant and Equipment, with an offsetting credit to Other Income and Expenses, net on the Consolidated Statements of Operations for the equity component and as an offset to Interest Expense on the Consolidated Statements of Operations for the debt component. After construction is completed, Duke Energy Carolinas is permitted to recover these costs through inclusion in the rate base and the corresponding depreciation expense or nuclear fuel expense. The total amount of AFUDC included within Income From Continuing Operations in the Consolidated Statements of Operations was $140 million in 2008, which consisted of an after-tax equity component of $95 million and a before-tax interest expense component of $45 million. The total amount of AFUDC included within Income From Continuing Operations in the Consolidated Statements of Operations was $69 million in 2007, which consisted of an after-tax equity component of $47 million and a before-tax interest expense component of $22 million. The total amount of AFUDC included within Income From Continuing Operations in the Consolidated Statements of Operations was $42 million in 2006, which consisted of an after-tax equity component of $30 million and a before-tax interest expense component of $12 million. The 2006 amount excludes AFUDC of approximately $22 million for the year ended December 31, 2006, which relate to operations transferred to Duke Energy on April 3, 2006, and are included in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

AFUDC equity is recorded in the Consolidated Statements of Operations on an after-tax basis and is a permanent difference item for income tax purposes (i.e., a permanent difference between financial statement and income tax reporting), thus reducing Duke Energy Carolinas’ income tax expense and effective tax rate during the construction phase in which AFUDC equity is being recorded. The effective tax rate is subsequently increased in future periods when the completed property, plant and equipment is placed in service and depreciation of the AFUDC equity commences. See Note 7 for information related to the impacts of AFUDC equity on Duke Energy Carolinas’ effective tax rate.

Accounting For Purchases and Sales of Emission Allowances. Emission allowances are issued by the Environmental Protection Agency (EPA) at zero cost and permit the holder of the allowance to emit certain gaseous by-products of fossil fuel combustion, including sulfur dioxide (SO2) and nitrogen oxide (NOx). Allowances may also be bought and sold via third party transactions or consumed as the emissions are generated. Allowances allocated to or acquired by Duke Energy Carolinas are held primarily for consumption. Duke Energy Carolinas records emission allowances as Other within Investments and Other Assets on its Consolidated Balance Sheets and recognizes the allowances in earnings as they are consumed or sold. Gains and losses on sales of emission allowances are included in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations, or are deferred, depending on level of regulatory certainty. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows.

Income Taxes. Duke Energy Carolinas entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses or benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Carolinas would incur if Duke Energy Carolinas were a separate company filing its own federal tax return as a C-Corporation. Duke Energy Carolinas files separate state income tax returns in North Carolina and South Carolina.

Management evaluates and records uncertain tax positions in accordance with FIN 48, “Accounting For Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (FIN 48), which was adopted by Duke Energy Carolinas on January 1, 2007. Duke Energy Carolinas records tax benefits for uncertain positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. In accordance with FIN 48, Duke Energy Carolinas records the largest amount of the uncertain tax benefit that is greater than 50% likely of being realized upon settlement or effective settlement. Management considers a tax position effectively settled for the purpose of recognizing previously unrecognized tax benefits when the following conditions exist: (i) the taxing authority has completed its examination procedures, including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax positions, (ii) Duke Energy Carolinas does not intend to appeal or litigate any aspect of the tax position included in the completed examination, and (iii) it is remote that the taxing authority would examine or reexamine any aspect of the tax position. See Note 7 for further information.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Carolinas records, as it relates to taxes, interest expense as Interest Expense and interest income and penalties in Other Income and Expenses, net, in the Consolidated Statements of Operations.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Carolinas from its customers. These taxes, which are required to be paid regardless of Duke Energy Carolinas’ ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Carolinas acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Carolinas’ excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were approximately $127 million, $132 million and $123 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Segment Reporting. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. There is no aggregation within Duke Energy Carolinas’ reportable business segment. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, including products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of Duke Energy Carolinas’ reportable segment is consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131 is presented in Note 2.

Statements of Consolidated Cash Flows. Duke Energy Carolinas has made certain classification elections within its Consolidated Statements of Cash Flows related to discontinued operations, cash received from insurance proceeds, debt restricted for qualified capital and maintenance expenditures and cash overdrafts. Cash flows from discontinued operations are combined with cash flows from continuing operations within operating, investing and financing cash flows within the Consolidated Statements of Cash Flows. Cash received from insurance proceeds are classified depending on the activity that resulted in the insurance proceeds (for example, general liability insurance proceeds are included as a component of operating activities while insurance proceeds from damaged property are included as a component of investing activities). Proceeds from debt issued with restrictions to fund future capital and maintenance expenditures are presented on a gross basis, with the debt proceeds classified as a financing cash inflow and the changes in the restricted funds held in trust presented as a component of investing activities. With respect to cash overdrafts, book overdrafts are included within operating cash flows while bank overdrafts are included within financing cash flows.

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

New Accounting Standards. The following new accounting standards were adopted by Duke Energy Carolinas during the year ended December 31, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). Refer to Note 10 for a discussion of Duke Energy Carolinas’ adoption of SFAS No. 157.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). Refer to Note 10 for a discussion of Duke Energy Carolinas’ adoption of SFAS No. 159.

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

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

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

FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (FSP No. FAS 123(R)-5). In October 2006, the FASB staff issued FSP No. FAS 123(R)-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (FSP No. FAS 123(R)-1) In August 2005, the FASB staff issued FSP FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230–A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable GAAP. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. This FSP was effective for Duke Energy Carolinas as of January 1, 2007. As discussed in Note 17, effective with the spin-off of Spectra Energy on January 2, 2007, all previously granted Duke Energy Carolinas long-term incentive plan equity awards were modified to equitably adjust the awards. As the modifications to the equity awards were made solely to reflect the spin-off, no change in the recognition or the measurement (due to a change in classification) of those instruments resulted.

The following new accounting standards were adopted by Duke Energy Carolinas during the year ended December 31, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 123(R) “Share-Based Payment” (SFAS No. 123(R)). In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For Duke Energy Carolinas, timing for implementation of SFAS No. 123(R) was January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an acceptable alternative. Instead, Duke Energy Carolinas is required to determine an appropriate expense for stock options and record compensation expense in the Consolidated Statements of Operations for stock options. Duke Energy Carolinas implemented SFAS No. 123(R) using the modified prospective transition method, which required Duke Energy Carolinas to record compensation expense for all unvested awards beginning January 1, 2006.

Duke Energy Carolinas currently also has retirement eligible employees with outstanding share-based payment awards (unvested stock awards, stock based performance awards and phantom stock awards). Compensation cost related to those awards was previously expensed over the stated vesting period or until actual retirement occurred. Effective January 1, 2006, Duke Energy Carolinas is required

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

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

The adoption of SFAS No. 123(R) did not have a material impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position in 2006 based on awards outstanding as of the implementation date. However, the impact to Duke Energy in periods subsequent to adoption of SFAS No. 123(R) will be largely dependent upon the nature of any new share-based compensation awards issued to employees. See Note 17.

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

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Carolinas as of December 31, 2008:

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy Carolinas, SFAS No. 141(R) must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy Carolinas of applying SFAS No. 141(R) for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141(R).

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (SFAS No. 161). In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy Carolinas will adopt SFAS No. 161 as of January 1, 2009 and SFAS No. 161 encourages, but does not require, comparative disclosure for earlier periods at initial adoption. The adoption of SFAS No. 161 will not have any impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position.

FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). In May 2008, the FASB issued FSP APB 14-1, which addresses the accounting for convertible debt

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 does not change the accounting for more traditional types of convertible debt securities that do not have a cash settlement feature and FSP APB 14-1 does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument. For Duke Energy Carolinas, FSP APB 14-1 is applicable as of January 1, 2009 and must be applied retrospectively to all prior periods presented, even if the instrument has matured, has been converted, or has otherwise been extinguished as of the effective date of FSP APB 14-1. Duke Energy Carolinas is currently evaluating the impact of adopting FSP APB 14-1 on its historical results of operations as, in 2003, Duke Energy Carolinas issued $770 million of convertible debt with a cash settlement option that was fully converted to common stock during the years ended December 31, 2005, 2006 and 2007; however, Duke Energy Carolinas does not anticipate the retrospective application of FSP APB 14-1 will have a material impact on Duke Energy Carolinas’ historical results of operations, cash flows or financial position. Future impacts of FSP APB 14-1 will be determined by whether Duke Energy Carolinas issues convertible debt with cash settlement options.

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

The remainder of Duke Energy Carolinas’ operations is presented as Other. While it is not considered a business segment, Other primarily includes certain allocated corporate governance costs. For the year ended December 31, 2006, Other contains approximately $72 million of severance charges within Income From Continuing Operations, primarily as a result of Duke Energy’s merger with Cinergy.

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

Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the associated interest and dividend income on those balances are excluded from segment EBIT.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Business Segment Data(a)

	Unaffiliated Revenues	Segment EBIT/ Consolidated Income from Continuing Operations before Income Taxes	Depreciation and Amortization(b)	Capital, Investment and Acquisition Expenditures(b)	Segment Assets
	(in millions)
Year Ended December 31, 2008
Franchised Electric	$5,903	$1,564	$730	$2,560	$24,117
Total reportable segments	5,903	1,564	730	2,560	24,117
Other	—	(186)	—	—	—
Interest expense	—	(331)	—	—	—
Interest income	—	15	—	—	—
Total consolidated	$5,903	$1,062	$730	$2,560	$24,117

Year Ended December 31, 2007
Franchised Electric	$5,812	$1,518	$904	$1,734	$21,304
Total reportable segments	5,812	1,518	904	1,734	21,304
Other	—	(259)	—	—	—
Interest expense	—	(292)	—	—	—
Interest income	—	45	—	—	—
Total consolidated	$5,812	$1,012	$904	$1,734	$21,304

Year Ended December 31, 2006
Franchised Electric	$5,442	$1,391	$897	$1,768	$20,097
Total reportable segments	5,442	1,391	897	1,768	20,097
Other	—	(284)	—	—	—
Interest expense	—	(299)	—	—	—
Interest income and other	—	80	—	—	—
Total consolidated	$5,442	$888	$897	$1,768	$20,097

(a)	Segment results exclude results of entities classified as discontinued operations.
(b)	Excludes amounts associated with entities classified as discontinued operations.

All of Duke Energy Carolinas’ revenues are generated domestically and its long-lived assets are all in the U.S.

3. Discontinued Operations

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

The following significant transactions of Spectra Energy Capital, the impacts of which are included in Income from Discontinued Operations, net of tax on the Consolidated Statements of Operations, occurred during the period from January 1, 2006 through April 3, 2006.

For the Period January 1, 2006 through April 3, 2006

Acquisitions. During the first quarter of 2006, International Energy closed on two transactions which resulted in the acquisition of an additional 27% interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for approximately $31 million (approximately $18 million net of cash acquired). The project’s scope includes the production and processing of natural gas, sale of liquefied petroleum gas and natural gas liquids (NGL) and the generation, transmission and sale of electricity from a 177 megawatt (MW) power plant. These acquisitions increased International Energy’s ownership in Aguaytia to 66% and resulted in Duke Energy accounting for Aguaytia as a consolidated entity. Prior to the acquisition of this additional interest, Aguaytia was accounted for as an equity method investment. No goodwill was recorded as a result of this acquisition.

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

During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former Duke Energy North America’s (DENA) remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. Approximately $160 million of losses were incurred from January 1, 2006 through April 3, 2006, the date of the transfer of Spectra Energy Capital to Duke Energy. Cash consideration paid to Barclays Bank, PLC (Barclays) related to the sale of certain commodity contracts, amounted to approximately $600 million in January 2006. Additionally, in January 2006, Barclays provided Duke Energy Carolinas with cash equal to the net cash collateral posted by former DENA under the contracts of approximately $540 million. The novation or assignment of these physical power contracts was subject to the Federal Energy Regulatory Commission (FERC) approval, which was received in January 2006. Additionally, in January 2006, Duke Energy Carolinas signed an agreement to sell to LS Power former DENA’s entire fleet of power generation assets outside the Midwest. This transaction closed in May 2006, with the proceeds being received by Duke Energy.

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

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

4. Acquisitions of Businesses and Sales of Other Assets

Acquisitions. Duke Energy Carolinas consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the purchase date. The purchase price minus the estimated fair value of the acquired tangible and identifiable intangible assets and liabilities meeting the definition of a business as defined in EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” is recorded as goodwill. The allocation of the purchase price may be adjusted if additional, requested information is received during the allocation period, which generally does not exceed one year from the consummation date; however, it may be longer for certain income tax items. As discussed in Note 1, effective January 1, 2009, Duke Energy Carolinas adopted SFAS No. 141(R) and will apply the provisions of this standard to any future acquisitions.

Cinergy Merger. As discussed in Note 1, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated. See Note 5 for discussion of regulatory impacts of the merger to Duke Energy Carolinas.

Other Acquisitions. On September 30, 2008, Duke Energy Carolinas completed the purchase of a portion of Saluda River Electric Cooperative, Inc.’s (Saluda) ownership interest in the Catawba Nuclear Station. Under the terms of the agreement, Duke Energy Carolinas paid approximately $150 million for the additional ownership interest in the Catawba Nuclear Station. Following the closing of the transaction, Duke Energy Carolinas owns approximately 19% of the Catawba Nuclear Station. No goodwill was recorded as a result of this transaction. As the acquisition occurred on September 30, 2008, Duke Energy Carolinas began recording earnings associated with the additional acquired interest beginning October 1, 2008. See Note 5 for discussion of Duke Energy Carolinas’ filing of a petition with the PSCSC requesting an accounting order to defer incremental costs incurred from the purchase of this additional ownership interest.

In the fourth quarter of 2006, Duke Energy Carolinas acquired an 825 MW power plant located in Rockingham County, North Carolina, from Dynegy for approximately $195 million. The Rockingham plant is a peaking power plant used during times of high electricity demand, generally in the winter and summer months and consists of five 165 MW combustion turbine units capable of using either natural gas or oil to operate. The acquisition is consistent with Duke Energy Carolinas’ plan to meet customers’ electric needs for the foreseeable future. The transaction required approvals by the NCUC, the FERC and the U.S. Federal Trade Commission (FTC). No goodwill was recorded as a result of this acquisition.

The pro forma results of operations for Duke Energy Carolinas as if the above transactions, which closed prior to December 31, 2008, occurred as of the beginning of the periods presented do not materially differ from reported results.

See Note 3 for discussion of businesses acquired during the year ended December 31, 2006 that were included in the transfer of Spectra Energy Capital to Duke Energy on April 3, 2006 and, accordingly, are included in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations.

Other Asset Sales. For the years ended December 31, 2008 and 2007, the sale of other assets resulted in approximately $3 million in proceeds in each year and net pre-tax gains of approximately $3 million and $2 million, respectively, recorded in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations. There were no other asset sales during the year ended December 31, 2006, except for those included in discontinued operations and discussed in Note 3.

5. Regulatory Matters

Regulatory Assets and Liabilities. Duke Energy Carolinas’ regulated operations are subject to SFAS No. 71. Accordingly, Duke Energy Carolinas records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further information.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Carolinas’ Regulatory Assets and Liabilities:

	As of December 31,
	2008	2007	Recovery/Refund Period Ends
	(in millions)
Regulatory Assets(a)
Net regulatory asset related to income taxes(c)	$456	$408	(n	)
ARO costs(d)	1,016	489	2043
Deferred debt expense(c)	128	139	2039
Vacation accrual(e)	66	63	2009
Under-recovery of fuel costs(f)	148	89	2010
Regional Transmission Organization (RTO)(h)(g)	20	22	(g	)
Other(h)	14	12	(b	)

Total Regulatory Assets	$1,848	$1,222

Regulatory Liabilities(a)
Removal costs(c)(i)	$1,481	$1,528	(p	)
Nuclear property and liability reserves(c)(i)	184	179	2043
Demand-side management costs(j)(k)	118	96	(o	)
Purchased capacity costs(j)(k)(m)	13	90	2009
Over-recovery of fuel costs(l)	14	—	2010
Other(i)	65	66	(b	)

Total Regulatory Liabilities	$1,875	$1,959

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Recovery/Refund period currently unknown.
(c)	Included in rate base.
(d)	Included in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(e)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(f)	Included in Receivables and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(g)	North Carolina portion of approximately $10 million to be recovered in retail rates through 2012. See “Duke Energy Carolinas’ 2007 Rate Case” discussion below. South Carolina portion to be recovered through future rates, although ultimate recovery period is currently unknown.
(h)	Included in Other within Current Assets and Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheet.
(i)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(j)	Earns a negative return.
(k)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(l)	Included in Accounts Payable and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(m)	Refund period will be determined by the volume of sales as Duke Energy Carolinas is currently refunding the liability through retail rates.
(n)	Recovery/refund is over the life of the associated asset or liability.
(o)	Incurred costs were deferred and are being recovered in rates. Duke Energy Carolinas is currently over-recovered for these costs in the South Carolina jurisdiction. Refund period is dependent on volume of sales and cost incurrence.
(p)	Liability is extinguished over the lives of the associated assets.

Regulatory Merger Approvals. On April 3, 2006, the merger between Duke Energy and Cinergy Corp. (Cinergy) was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the PSCSC and the NCUC required that certain merger related savings be shared with consumers in South Carolina and North Carolina, respectively. The commissions also required Duke Energy Holding Corp. and/or Duke Energy Carolinas to meet additional conditions. Key elements of these conditions include:

•

The PSCSC required that Duke Energy Carolinas provide a $40 million rate reduction for one year and a three-year extension to the Bulk Power Marketing (BPM) profit sharing arrangement. The rate reduction ended May 31, 2007. Approximately $16 million and $23 million of the rate reduction were passed through to customers during the year ended December 31, 2007 and 2006, respectively.

•

The NCUC required that Duke Energy Carolinas provide (i) a rate reduction of approximately $118 million for its North Carolina customers through a credit rider to existing base rates for a one-year period following the close of the merger and (ii) $12 million to support various low income, environmental, economic development and educationally beneficial programs, the cost of which was incurred in the second quarter of 2006. The rate reduction ended June 30, 2007. Approximately $63 million and $54 million of the rate reduction were passed through to customers during the year ended December 31, 2007 and 2006, respectively.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

•

In its order approving Duke Energy’s merger with Cinergy, the NCUC stated that the merger will result in a significant change in Duke Energy’s organizational structure which constitutes a compelling factor that warrants a general rate review. Therefore, as a condition of its merger approval and no later than June 1, 2007, Duke Energy Carolinas was required to file a general rate case or demonstrate that Duke Energy Carolinas’ existing rates and charges should not be changed (see discussion under “Duke Energy Carolinas’ 2007 Rate Case” below).

•	The FERC approved the merger without conditions.

Restrictions on the Ability of Duke Energy Carolinas to Make Dividends, Advances and Loans to Duke Energy Corporation. As discussed above, on April 3, 2006, the merger of Duke Energy and Cinergy was consummated. As a condition of the merger approval the state utility commissions imposed conditions (the Merger Conditions) on the ability of Duke Energy Carolinas to transfer funds to Duke Energy through loans or advances as well as restricted amounts available to pay dividends to Duke Energy. Duke Energy Carolinas must limit cumulative distributions to Duke Energy Corporation subsequent to the merger to (i) the amount of retained earnings on the day prior to the closing of the merger, plus (ii) any future earnings recorded by Duke Energy Carolinas subsequent to the merger. At December 31, 2008, Duke Energy Carolinas had restricted net assets of approximately $3.5 billion that cannot be transferred to Duke Energy via dividend or loan based on the aforementioned merger conditions.

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

North Carolina Clean Air Act Compliance. In 2002, the state of North Carolina passed clean air legislation that froze electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of SO2 and NOx from coal-fired power plants in the state. The legislation allowed electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). The legislation provided for significant flexibility in the amount of annual amortization recorded, allowing utilities to vary the amount amortized, within limits, although the legislation did require that a minimum of 70% of the originally estimated total cost of $1.5 billion be amortized within the rate freeze period (2002 to 2007). As discussed further below, under the Partial Settlement of the Duke Energy Carolinas’ 2007 rate case, effective January 1, 2008, Duke Energy Carolinas discontinued the amortization of environmental compliance costs incurred pursuant to the North Carolina clean air legislation and began capitalizing all environmental compliance costs above the cumulative amortization charge of $1.05 billion recorded by Duke Energy Carolinas associated with the North Carolina clean air legislation from inception through December 31, 2007. Of this amount, Duke Energy Carolinas recorded amortization expense related to this clean air legislation of $187 million and $225 million during the years ended December 31, 2007 and 2006, respectively. As of December 31, 2008, cumulative expenditures totaled approximately $1,601 million, with approximately $355 million, $418 million and $403 million incurred during the years ended December 31, 2008, 2007 and 2006, respectively, which are included within capital expenditures in Net Cash Used In Investing Activities on the Consolidated Statements of Cash Flows. In filings with the NCUC, Duke Energy Carolinas estimated the costs to comply with the legislation as approximately $1.8 billion (excluding any AFUDC). Actual costs may be higher or lower than the estimate based on changes in construction costs and Duke

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Energy Carolinas’ continuing analysis of its overall environmental compliance plan. As required by the legislation, the NCUC considered the reasonableness of Duke Energy Carolinas’ environmental compliance plan and the method for recovery of the remaining costs in a proceeding it initiated and consolidated with a review of Duke Energy Carolinas’ 2007 base rates (see “Duke Energy Carolinas’ 2007 Rate Case” below). Additionally, federal and state environmental regulations, including, among other things, the Clean Air Interstate Rule (CAIR) (see Note 16) and a likely federal mercury rule, could result in additional costs to reduce emissions from Duke Energy Carolinas’ coal-fired power plants.

Duke Energy Carolinas’ 2007 Rate Case. In June 2007, Duke Energy Carolinas filed an application with the NCUC seeking authority to increase its rates and charges for electric service in North Carolina effective January 1, 2008. This application complied with a condition imposed by the NCUC in approving the Cinergy merger. On October 5, 2007, Duke Energy Carolinas filed an Agreement and Stipulation of Partial Settlement (Partial Settlement), among Duke Energy Carolinas, the North Carolina Public Staff, the North Carolina Attorney General’s Office, Carolina Utility Customers Association Inc., Carolina Industrial Group for Fair Utility Rates III and Wal-Mart Stores East LP, for consideration by the NCUC. The Partial Settlement, which included all parties to the case, reflected agreements on all but a few issues in these matters, including two significant issues. The two significant issues related to the treatment of ongoing merger cost savings resulting from the Cinergy merger and the proposed amortization of Duke Energy Carolinas’ development costs related to GridSouth Transco, LLC (GridSouth), a Regional Transmission Organization (RTO) planned by Duke Energy Carolinas and other utility companies as a result of previous FERC rulemakings, which was suspended in 2002 and discontinued in 2005 as a result of regulatory uncertainty. The Partial Settlement and the remaining disputed issues were presented to the NCUC for a ruling.

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

The NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues (Order) on December 20, 2007. The NCUC approved the Partial Settlement in its entirety. The merger savings rider and GridSouth cost matters are discussed in detail below. For the remaining non-settled issues, the NCUC decided in Duke Energy Carolinas’ favor. With respect to the merger savings rider and GridSouth cost matters, the Order required that Duke Energy Carolinas’ test period for operating costs reflect an annualized level of the merger cost savings actually experienced in the test period in keeping with traditional principles of ratemaking. The NCUC explained that because rates should be designed to recover a reasonable and prudent level of ongoing expenses, Duke Energy Carolinas’ annual cost of service and revenue requirement should reflect, as closely as possible, Duke Energy Carolinas’ actual costs. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, the NCUC preliminarily concluded that it would reconsider certain language in its 2006 merger order in order to allow it to authorize a 12-month increment rider, beginning January 2008, of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Additionally, the NCUC concluded that approximately $30 million of costs incurred through June 2002 in connection with GridSouth and deferred by Duke Energy Carolinas, were reasonable and prudent and approved a ten-year amortization, retroactive to June 2002. As a result of the retroactive impact of the Order, Duke Energy Carolinas recorded an approximate $17 million charge to write-off a portion of the GridSouth costs in the fourth quarter of 2007. The NCUC did not allow Duke Energy Carolinas a return on the GridSouth investments. As a result of its decision on the non-settled issues, the NCUC ordered an additional reduction in annual revenues of approximately $54 million, offset by its preliminary authorization of a 12-month, $80 million increment rider, as discussed above. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider. On February 18, 2008, the NCUC issued an order confirming their preliminary conclusion regarding the merger savings rider and the $80 million increment rider. Duke Energy Carolinas implemented the rate rider effective January 1, 2008 and terminated the rider effective January 1, 2009.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

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

At the request of the NCUC, the Public Staff performed a review of Duke Energy Carolinas’ pension and other post-retirement benefit plan costs, as well as Duke Energy’s funding of the plans. The Public Staff filed its report on February 23, 2009 recommending no change in Duke Energy Carolinas’ methodology for expensing pension and other post-retirement benefit costs.

Energy Efficiency. In May 2007, Duke Energy Carolinas filed its Save-A-Watt efficiency plan with the NCUC seeking approval to implement new energy efficiency programs, a new regulatory recovery model and a rate rider. The plan recognizes energy efficiency as a reliable, valuable resource that is a “fifth fuel”, that should be part of the portfolio available to meet customers’ growing need for electricity along with coal, nuclear, natural gas, or renewable energy. The plan would compensate Duke Energy Carolinas for verified reductions in energy use and be available to all customer groups. The plan contains proposals for several different energy efficiency programs. Customers would pay for energy efficiency programs with an energy efficiency rider that would be included in their power bill and adjusted annually. The energy efficiency rider would be based on 90% of the avoided capacity and energy cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency efforts. The plan is consistent with Duke Energy Carolinas’ public commitment to invest 1% of its annual retail revenues from the sale of electricity in energy efficiency programs subject to the appropriate regulatory treatment of Duke Energy Carolinas’ energy efficiency investments. Piedmont Natural Gas Company and Public Service Company of North Carolina, Inc. raised certain concerns regarding the incentives offered to Duke Energy Carolinas’ customers under its proposed portfolio of energy efficiency programs. In June 2008, Duke Energy Carolinas filed settlement agreements resolving all issues with these parties. Duke Energy Carolinas has not reached settlement with any of the other intervenors. The evidentiary hearing occurred the week of July 28, 2008 and concluded on August 18, 2008. Duke Energy Carolinas was unable to reach a settlement with any party to the proceeding. On October 7, 2008 Duke Energy Carolinas filed its proposed order and legal brief with the NCUC.

On February 26, 2009, the NCUC issued an order approving the proposed energy efficiency programs as new programs eligible for incentives under North Carolina’s 2007 energy legislation. The NCUC requested additional information regarding the earnings potential under Duke Energy Carolinas’ proposed Save-A-Watt recovery mechanism before ruling on this issue; however, it authorized Duke Energy Carolinas to implement its proposed energy efficiency rider pending final resolution and subject to refund. Management is currently assessing whether or not it will implement the rider prior to final resolution.

On February 25, 2009, the PSCSC issued a directive rejecting Duke Energy Carolinas’ Save-A-Watt energy efficiency plan, which was filed with the PSCSC on September 28, 2007. Management is currently assessing its options following the rejection.

2007 North Carolina and South Carolina Legislation. South Carolina passed new energy legislation (S 431) which became effective May 3, 2007. A key element of the legislation includes expansion of the annual fuel clause mechanism to include recovery of costs of reagents (e.g., ammonia, limestone, etc.) that are consumed in the operation of Duke Energy Carolinas’ environmental control technologies. The cost of reagents for Duke Energy Carolinas in 2008 was $24 million and is expected to be approximately $40 million in 2009. With the enactment of this legislation, Duke Energy Carolinas will be allowed to recover the South Carolina portion of these costs, incurred on or after May 3, 2007, through the fuel clause. The legislation also includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation in rates during construction through a rider. The North Carolina General Assembly also passed comprehensive energy legislation (SB 3) in July 2007 that was signed into law by the Governor on August 20, 2007. The North Carolina legislation allows utilities to recover the costs of reagents and certain purchased power costs through the annual fuel clause. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance, subject to prudency review, for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to construction work in progress for baseload plants in a rate case. The North Carolina legislation also establishes a renewable energy and energy efficiency portfolio standard (REPS) for electric utilities at 3% of energy output in 2012, rising gradually to 12.5% by 2021, and grants the NCUC authority to approve an energy efficiency rate rider to compensate utilities for energy efficiency programs that they implement, as well as a REPS rider to recover incremental costs incurred to comply with the renewable portfolio standard. On February 29, 2008, the NCUC adopted new rules and modified existing rules to implement the legislation.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Renewable Resources. On June 6, 2008, Duke Energy Carolinas filed an application with the NCUC for approval of a Solar Photovoltaic (PV) Distributed Generation Program. The application seeks authorization to invest approximately $100 million to install approximately 850 solar PV facilities on customer rooftops and other customer and company owned property over a two-year period, resulting in a total generating capacity of 20 MW. If approved, the program would enable Duke Energy Carolinas to partially satisfy the Renewable Energy Portfolio Standards (REPS) established by SB 3. It will also enable Duke Energy Carolinas to evaluate the role of distributed generation on the company’s electrical system and gain experience in owning and operating renewable energy resources. Because the Program involves the construction of electric generating facilities, the NCUC must issue a Certificate of Public Convenience and Necessity (CPCN) to Duke Energy Carolinas before it may proceed. On October 20, 2008, Duke Energy Carolinas filed rebuttal testimony, agreeing to reduce the size of the program to an investment of approximately $50 million to install a total generating capacity of 10 MW to address concerns raised by other parties to the proceeding. The NCUC held a hearing on this matter on October 23, 2008. On December 31, 2008, the NCUC issued its Order Granting CPCN Subject to Conditions. The conditions are (1) reduction of the program size from 20 MWs to 10 MWs (as previously agreed by Duke Energy Carolinas); and (2) limiting program costs recoverable through the REPS rider program costs equivalent to the cost of the third place bid in Duke Energy Carolinas’ 2007 request for proposal for renewable energy. The Order leaves open the opportunity to recover the excess costs through other recovery mechanisms. On January 29, 2009, Duke Energy Carolinas filed a motion for reconsideration asking the NCUC to either eliminate the condition limiting recovery of the program costs through the REPS rider or provide Duke Energy Carolinas with assurance that all costs of the program can be recovered through a combination of the REPS rider and base rates. The NCUC has agreed to hold oral arguments on March 23, 2009 regarding reconsideration of the cost recovery conditions of the order.

Deferral of Costs. On February 4, 2009, Duke Energy Carolinas filed petitions with the NCUC and the PSCSC requesting an accounting order to defer certain environmental compliance costs and the incremental costs incurred from the purchase of a portion of Saluda River’s ownership interest in the Catawba Nuclear Station. Duke Energy Carolinas is requesting approval to defer in a regulatory asset account certain post-in-service costs that are being or will be incurred in connection with the addition of the Allen Steam Station flue gas desulfurization equipment related to environmental compliance scheduled to go into service in the spring of 2009 and the purchase in September 2008 of a portion of Saluda’s ownership interest in the Catawba Nuclear Station. The costs Duke Energy Carolinas is seeking to defer are the incremental costs that are being incurred or will be incurred from the date these assets are placed in service to the date Duke Energy Carolinas is authorized to begin reflecting in rates the recovery of such costs on an on-going basis. On February 25, 2009, the PSCSC approved the deferral of these costs.

Capital Expansion Projects

Overview. Duke Energy Carolinas is engaged in planning efforts to meet projected load growth in its service territories. Capacity additions may include new nuclear, coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, Duke Energy Carolinas is taking steps now to ensure those options are available.

William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC) for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On February 25, 2008, Duke Energy Carolinas received confirmation from the NRC that its COL application has been accepted and docketed for the next stage of review. On June 27, 2008, the Blue Ridge Environmental Defense League (BREDL) filed a petition to intervene in the COL proceeding before the NRC. On September 22, 2008, the Atomic Safety and Licensing Board issued a decision denying BREDL’s Petition to Intervene and Request for Hearing. BREDL did not appeal the decision. On December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy Carolinas’ decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The 2007 requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC approved Duke Energy Carolinas’ Lee Nuclear project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008. On July 24, 2008, environmental intervenors filed motions to rescind or amend the approval orders issued by the NCUC and the PSCSC, and Duke Energy Carolinas subsequently filed responses in opposition to the motions. On August 13 and August 25, 2008, the PSCSC and NCUC denied the environmental intervenor

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

motions. The NRC review of the COL application is ongoing and the current schedule concludes the COL may be granted in early 2012. Duke Energy Carolinas filed with the DOE for a federal loan guarantee. Duke Energy Carolinas filed Part 1 applications in September 2008 and a Part II application in December 2008. If obtained, a federal loan guarantee has the potential to significantly lower financing costs associated with the proposed William States Lee III Nuclear Station.

Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a CPCN to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. The NCUC’s Order explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including AFUDC), and included certain conditions including providing for updates on construction cost estimates. A group of environmental intervenors filed a motion and supplemental motion for reconsideration in April 2007 and May 2007, respectively. The NCUC denied the motions for reconsideration in June 2007. On February 29, 2008, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding approximately $0.6 billion of AFUDC) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax credits, as discussed further below. On February 20, 2008, Duke Energy Carolinas entered into an amended and restated engineering, procurement, construction and commissioning services agreement, valued at approximately $1.3 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside.

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions were filed appealing the final air permit. Duke Energy intervened in all four cases which have been consolidated. A hearing is not expected before the end of 2009. See Note 16 for a discussion of a lawsuit filed by the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) related to the construction of Cliffside Unit 6.

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

On October 14, 2008, Duke Energy Carolinas submitted revised hazardous air pollutant emissions determination documentation including revised emission source information to Division of Air Quality (DAQ) indicating that no maximum achievable control technology (MACT) or MACT-like requirements apply because Cliffside Unit 6 has been demonstrated to be a minor source of hazardous air pollutants. On October 24, 2008, Duke Energy Carolinas filed to amend its air permit to include emission limits to assure the public of the minor source status of Cliffside Unit 6. DAQ held public hearings on January 15, 2009, in Forest City, North Carolina and January 22, 2009 in Statesville, North Carolina to allow public comment on DAQ’s proposal to find Cliffside Unit 6 as a minor source of hazardous air pollutants. The meeting notices were accompanied with a draft permit that includes the minor source limits and monitoring requirements that make the limits enforceable. A final permit with minor source limits is expected in the first quarter of 2009.

Dan River Steam Station and Buck Steam Station. On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC consolidated its consideration of the two CPCN applications and held an evidentiary hearing on the applications on March 11, 2008. The NCUC issued its order approving the CPCN applications for the Buck and Dan River combined cycle projects on June 5, 2008. On May 5, 2008, Duke Energy Carolinas entered into an engineering, construction and commissioning services agreement for the Buck combined cycle project, valued at approximately $275 million, with Shaw North Carolina, Inc. On November 5, 2008, Duke Energy Carolinas notified the NCUC that since the issuance of the CPCN Order, recent economic factors have caused increased uncertainty with regard to forecasted load and near term capital expenditures, which has resulted in a modification of the construction schedule. Under the revised schedule, the Buck Project is expected to be delayed for a period of up to one year and is currently anticipated to begin operation in simple cycle mode in summer 2011 and is expected to convert to combined cycle mode in summer 2012. The Dan River Project is expected to begin operation in combined cycle mode in 2012 as originally planned, but without a phased-in simple cycle commercial operation.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

The combined cycle natural gas-fired generating facility at the existing Buck Steam Station will affect an isolated wetland, and Duke Energy Carolinas applied for a state permit. DENR issued the permit with an unacceptable condition requiring submission of a storm water plan before engineering and project siting have determined the location of the facilities. Duke Energy Carolinas challenged the permit and the matter has been resolved; DENR has issued a new permit acceptable to Duke Energy Carolinas. On October 15, 2008 DENR issued a final construction permit authorizing construction of the Buck combined cycle natural gas-fired generating units.

Federal Advanced Clean Coal Tax Credits. Duke Energy Carolinas has been awarded approximately $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6. In March, 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy Carolinas was not a party to the case, the allegations center on the tax incentives provided for Duke Energy Carolinas’ Cliffside project. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the U.S. Department of Energy and the U.S. Department of the Treasury. On November 10, 2008, the District Court dismissed the case, finding that plaintiffs lacked standing to pursue their claims. Duke Energy Carolinas anticipates that plaintiffs will appeal this decision.

Other Matters

City of Orangeburg, South Carolina Wholesale Sales. On June 20, 2008, Duke Energy Carolinas filed notice with the NCUC that it intends to sell electricity at wholesale under a Power Purchase Agreement dated May 23, 2008 to the City of Orangeburg, South Carolina, at the same level of firmness or reliability as it provides to its retail customers (i.e., native load priority). This notice is required by a condition imposed by the NCUC in approving the Cinergy merger. Duke Energy Carolinas requested that the NCUC accept and acknowledge the purchase power agreement without conditions. Together with the advance notice, Duke Energy Carolinas and Orangeburg filed a joint petition for a declaratory ruling that Duke Energy Carolinas’ new wholesale contracts with native load priority will be treated for ratemaking and reporting purposes in the same manner as existing wholesale contracts with native load priority. This would mean that revenues from those contracts will be allocated to the wholesale jurisdiction and costs will be allocated to the wholesale jurisdiction based on average system costs. The NCUC Public Staff has filed its objection to the advance notice and joint petition. The NCUC held a hearing on this matter on November 5, 2008. Briefs and proposed orders were filed on December 30, 2008. Duke Energy Carolinas is awaiting an order from the NCUC. Duke Energy Carolinas has also filed advance notices of its intent to serve additional wholesale customers, the City of Greenwood, South Carolina and Haywood Electric Membership Corp., at native load priority.

6. Joint Ownership of Generating Facilities

Duke Energy Carolinas, along with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation and Piedmont Municipal Power Agency, have joint ownership of Catawba Nuclear Station, which is a facility operated by Duke Energy Carolinas. As discussed in Note 4, in September 2008, Duke Energy Carolinas completed the purchase of a portion of Saluda’s ownership interest in the Catawba Nuclear Station. Under the terms of the agreement, Duke Energy Carolinas paid approximately $150 million for an additional approximate 7 percent ownership interest in the Catawba Nuclear Station.

Duke Energy Carolinas’ share of the Catawba jointly-owned plant included on the December 31, 2008 Consolidated Balance Sheet was as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)
Catawba Nuclear Station (Units 1 and 2)(a)	19.2%	$782	$332	$10

(a)	Property, Plant and Equipment includes approximately $145 million that represents the net amount for the additional portion of Catawba purchased from Saluda in September 2008.

Duke Energy Carolinas’ share of revenues and operating costs of the above jointly owned generating facility is included within the corresponding line on the Consolidated Statements of Operations. Each participant in the jointly owned facility must provide its own financing.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

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

The following details the components of income tax expense from continuing operations:

Income Tax Expense from Continuing Operations

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Current income taxes
Federal	$(20)	$147	$290
State	17	21	48

Total current income taxes(a)	(3)	168	338

Deferred income taxes
Federal	329	149	(41)
State	54	33	(1)

Total deferred income taxes	383	182	(42)

Investment tax credit amortization	(8)	(8)	(9)

Total income tax expense from continuing operations	372	342	287

Total income tax expense from discontinued operations	—	—	120

Total income tax expense included in Consolidated Statements of Operations	$372	$342	$407

(a)	Included is a FIN 48 reduction of $2 million in 2008 and a FIN 48 benefit of $215 million in 2007; both relate primarily to certain temporary differences.

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to the Actual Tax Expense from Continuing Operations (Statutory Rate Reconciliation)

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$372	$354	$311
State income tax, net of federal income tax effect	46	35	31
Manufacturing Deduction	(5)	(19)	(8)
Depreciation and other PP&E related differences, including AFUDC equity	(23)	(7)	(1)
Other items, net	(18)	(21)	(46)

Total income tax expense from continuing operations	$372	$342	$287

Effective tax rate	35.0%	33.8%	32.3%

The manufacturing deduction was created by the American Job Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities. During the year ended December 31, 2006, the Act provided for a 3% deduction on qualified production activities. During the years ended December 31, 2008 and 2007, the deduction increased to 6% on qualified production activities.

During 2006, Duke Energy Carolinas had a favorable tax settlement of approximately $15 million. The benefit in 2006 is included in the Statutory Rate Reconciliation in “Other Items, net”.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Net Deferred Income Tax Liability Components

	December 31,
	2008	2007
	(in millions)
Deferred income tax assets	$740	$796

Investments and other assets	(959)	(716)
Accelerated depreciation rates	(1,865)	(1,694)
Regulatory assets and deferred debits	(616)	(593)

Total deferred income tax liabilities	(3,440)	(3,003)

Total net deferred income tax liabilities	$(2,700)	$(2,207)

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Net Deferred Income Tax Liabilities

	December 31,
	2008	2007
	(in millions)
Current deferred tax assets, included in other current assets	$28	$55
Non-current deferred tax liabilities	(2,728)	(2,262)

Total net deferred income tax liabilities	$(2,700)	$(2,207)

Changes to Unrecognized Tax Benefits

	2008	2007
	Increase/ (Decrease)	Increase/ (Decrease)
	(in millions)	(in millions)
Unrecognized Tax Benefits—January 1,	$189	$179
Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	281	17
Gross decreases—tax positions in prior periods	(11)	(7)
Gross increases—current period tax positions	3	1
Settlements	—	(1)

Total Changes	273	10

Unrecognized Tax Benefits—December 31,	$462	$189

At December 31, 2008 and 2007, Duke Energy Carolinas has approximately $286 million and $109 million, respectively, of unrecognized tax benefit that, if recognized, may affect the effective tax rate or a regulatory liability. At this time, Duke Energy Carolinas is unable to estimate the specific effect to either. It is reasonably possible that Duke Energy Carolinas will reflect an approximate $36 million reduction in unrecognized tax benefits within the next twelve months due to expected settlements.

During the years ended December 31, 2008 and 2007, Duke Energy Carolinas recognized approximately $2 million of net interest expense and approximately $40 million of net interest income, respectively, related to income taxes. At December 31, 2008 and 2007, Duke Energy Carolinas’ Consolidated Balance Sheets included approximately $32 million and $34 million, respectively, of interest receivable related to income taxes. No amounts have been recorded for the payment of penalties.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Carolinas has the following tax years open:

Jurisdiction	Tax Years
Federal	1999 and after
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years

At December 31, 2008 and 2007, approximately $202 million and $19 million, respectively, of federal income taxes receivable are included in Other within Current Assets in the Consolidated Balance Sheets. At December 31, 2008, this balance exceeded 5% of total current assets.

8. Asset Retirement Obligations

Asset retirement obligations, which represent legal obligations associated with the retirement of certain tangible long-lived assets, are computed as the present value of the projected costs for the future retirement of specific assets and are recognized in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset in the period the liability is incurred. This additional carrying amount is then depreciated over the life of the asset. Subsequent to the initial recognition, the liability is adjusted for any revisions to the estimated future cash flows associated with the asset retirement obligation (with corresponding adjustments to property, plant, and equipment), which can occur due to a number of factors including, but not limited to, cost escalation, changes in technology applicable to the assets to be retired and changes in federal, state or local regulations, as well as for accretion of the liability due to the passage of time until the obligation is settled. Depreciation expense is adjusted prospectively for any increases or decreases to the carrying amount of the associated asset. The adoption of SFAS No. 143 had no impact on the earnings of Duke Energy Carolinas’ regulated electric operations in North Carolina and South Carolina as the effects of the recognition and subsequent accounting for an asset retirement obligation are offset by the establishment of regulatory assets and liabilities as Duke Energy Carolinas received approval from both the NCUC and PSCSC to defer all cumulative and future income statement impacts related to SFAS No. 143.

Asset retirement obligations at Duke Energy Carolinas relate primarily to the decommissioning of nuclear power facilities, obligations related to asbestos removal and landfills at fossil generation facilities. In accordance with SFAS No. 143, Duke Energy Carolinas identified certain assets that have an indeterminate life, and thus the fair value of the retirement obligation is not reasonably estimable. These assets included distribution facilities and some gas-fired power plants. A liability for these asset retirement obligations will be recorded when a fair value is determinable.

The following table presents the changes to the liability associated with asset retirement obligations during the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
	(in millions)
Balance as of January 1,	$2,306	$2,162
Acquisition of additional ownership interest in Catawba(a)	43	—
Accretion expense(b)	161	150
Liabilities settled	(1)	(8)
Liabilities added due to regulatory requirements	—	2

Balance as of December 31,	$2,509	$2,306

(a)	As discussed in Note 4, in September 2008, Duke Energy acquired an additional ownership interest in Catawba.
(b)	Accretion expense for the years ended December 31, 2008 and 2007 have been deferred as regulatory assets and liabilities in accordance with SFAS No. 71, as discussed above.

Duke Energy Carolinas’ regulated electric operations accrue costs of removal for property that does not have an associated legal retirement obligation based on regulatory orders from the various state commissions. These costs of removal are recorded as a regulatory liability in accordance with regulatory treatment under SFAS No. 71. Duke Energy Carolinas does not accrue the estimated cost of removal when no legal obligation associated with retirement or removal exists for any non-regulated assets. The total amount of cost of

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

removal for assets without an associated legal retirement obligation, which are included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets, was $1,481 million and $1,528 million as of December 31, 2008 and 2007, respectively.

Nuclear Decommissioning Costs. In 2005, the NCUC and PSCSC approved a $48 million annual amount for contributions and expense levels for decommissioning. In each of the years ended December 31, 2008, 2007 and 2006 Duke Energy Carolinas expensed approximately $48 million and contributed cash of approximately $48 million to the NDTF for decommissioning costs. These amounts are presented in the Consolidated Statements of Cash Flows in Purchases of Available-For-Sale Securities within Cash Flows from Investing Activities. The entire amount of these contributions were to the funds reserved for contaminated costs as contributions to the funds reserved for non-contaminated costs have been discontinued since the current estimates indicate existing funds to be sufficient to cover projected future costs. The balance of the external nuclear decommissioning trust funds, which are reflected as Nuclear Decommissioning Trust Funds within Investments and Other Assets in the Consolidated Balance Sheets, was approximately $1,436 million as of December 31, 2008 and $1,929 million as of December 31, 2007. The decrease in the value of the NDTF during 2008, which was recorded partially as an increase to regulatory assets as part of ARO costs and partially as a reduction in regulatory liabilities as part of removal costs (see Note 5), is due to the overall decline in the value of the investments held in the NDTF as a result of the impacts of the current economic conditions on the equity and debt markets. The fair value of assets legally restricted for the purpose of settling asset retirement obligations associated with nuclear decommissioning was $1,194 million as of December 31, 2008 and $1,551 million as of December 31, 2007. Estimated site-specific nuclear decommissioning costs, including the cost of decommissioning plant components not subject to radioactive contamination, total approximately $2.3 billion in 2003 dollars, based on a decommissioning study completed in 2004. This includes costs related to Duke Energy Carolinas’ proportionate ownership in the Catawba Nuclear Station, which was 12.5% at the time the study was completed. The other joint owners of the Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station.

As the NCUC and the PSCSC require that Duke Energy Carolinas update its cost estimate for decommissioning its nuclear plants every five years, new site-specific nuclear decommissioning cost studies were completed in January 2009 that showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of approximately $3 billion in 2008 dollars. This estimate includes Duke Energy Carolinas’ approximate 19% ownership interest in the Catawba Nuclear Station. Duke Energy Carolinas will file these site-specific nuclear decommissioning cost studies with the NCUC and the PSCSC later in 2009. In addition to the decommissioning cost studies, a new funding study is underway to determine the appropriateness of the annual amounts currently being contributed to the NDTF to fund the cost of future decommissioning of Duke Energy Carolinas’ nuclear plants. The NCUC and the PSCSC will consider the results of the funding study, which could potentially increase the annual required contributions to the NDTF, in the latter part of 2009.

Both the NCUC and the PSCSC have allowed Duke Energy Carolinas to recover estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy Carolinas’ nuclear stations. Accordingly, returns on investments held in the NDTF, both positive and negative, are recorded as part of regulatory assets and liabilities. Management believes that the decommissioning costs being recovered through rates, when coupled with expected fund earnings, will be sufficient to provide for the cost of future decommissioning.

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

9. Risk Management and Hedging Activities and Credit Risk

Duke Energy Carolinas has limited exposure to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products due to the cost tracking and recovery mechanisms in its retail jurisdictions. Exposure to interest rate risk exists as a result of the issuance of variable and fixed rate debt. Duke Energy Carolinas employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, which may include swaps, futures, forwards, options and swaptions. The carrying value of Duke Energy Carolinas’ derivative portfolio as of December 31, 2008 and 2007 was a net asset of approximately $3 million and a net liability of approximately $12 million, respectively. The amounts represent the combination of derivative balances presented as Other within Current Assets, Other Investments and Other Assets, Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on Duke Energy Carolinas’ Consolidated Balance Sheets.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Commodity Cash Flow Hedges. Duke Energy Carolinas is exposed to market fluctuations in the price of power related to ongoing bulk power marketing activities, although the impact on the Consolidated Statements of Operations is partially offset by mechanisms that result in the sharing of net profits from these activities with retail customers. Duke Energy Carolinas monitors the potential impacts of commodity price changes and, where appropriate, enters into contracts, such as forwards and options, as cash flow hedges for sales of electricity. Prior to January 1, 2008, Duke Energy Carolinas has substantially ceased designating commodity derivatives as cash flow hedges. Duke Energy Carolinas did not de-designate any existing commodity cash flow hedges as a result of this policy election.

The ineffective portion of commodity cash flow hedges resulted in an insignificant amount for 2008 and 2007 and a pre-tax gain of $1 million in 2006 and is reported primarily in Operating Revenue -Regulated Electric in the Consolidated Statements of Operations. The amount recognized for transactions that no longer qualified as cash flow hedges was insignificant for 2008, 2007 and 2006.

As of December 31, 2008, Duke Energy Carolinas had no gains or losses on derivative instruments related to commodity cash flow hedges accumulated on the Consolidated Balance Sheets in Accumulated Other Comprehensive Loss (AOCI).

Normal Purchases and Normal Sales Exception. Duke Energy Carolinas has applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to certain contracts involving the purchase and sale of electricity in future periods.

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy Carolinas to risk as a result of its issuance of variable and fixed rate debt. Duke Energy Carolinas manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Carolinas also enters into financial derivative instruments, including, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. Duke Energy Carolinas’ interest rate derivative ineffectiveness was insignificant to its Consolidated Statements of Operations in 2008, 2007, and 2006.

As of December 31, 2008, approximately $5 million of pre-tax net losses related to terminated interest rate hedges accumulated on the Consolidated Balance Sheet in AOCI are expected to be recognized in earnings during the next twelve months as the hedged transactions occur. See Note 15 for additional information related to these terminated interest rate hedges included within AOCI.

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

10. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Carolinas adopted SFAS No. 157. Duke Energy Carolinas’ adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS No. 157 until January 1, 2009 for non-financial

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy Carolinas as a result of the adoption of SFAS No. 157.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure requirements about fair value measurements. Under SFAS No. 157, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition under SFAS No. 157 focuses on an exit price, which is the price that would be received by Duke Energy Carolinas to sell an asset or paid to transfer a liability, versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although SFAS No. 157 does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP No. FAS 157-3), which illustrated key considerations in determining the fair value of a financial asset when the market for that asset is not active. The application of FSP No. FAS 157-3 did not change the way Duke Energy Carolinas determined fair value of its financial assets and liabilities.

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

In February 2007, the FASB issued SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value. For Duke Energy Carolinas, SFAS No. 159 was effective as of January 1, 2008 and had no impact on amounts presented for periods prior to the effective date. Duke Energy Carolinas does not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected. However, in the future, Duke Energy Carolinas may elect to measure certain financial instruments at fair value in accordance with this standard.

The following table provides the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Consolidated Balance Sheets at fair value at December 31, 2008:

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$72	$—	$—	$72
Nuclear decommissioning trust fund	1,436	853	583	—
Derivative Assets	16	—	16	—

Total Assets	$1,524	$853	$599	$72

Derivative Liabilities	(13)	—	(13)	—

Net Assets	$1,511	$853	$586	$72

(a)	Approximately $26 million of auction rate securities are included in Other within Investments and Other Assets and approximately $46 million are classified as Short-Term Investments within Current Assets on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Available-for-Sale Auction Rate Securities
(in millions)
Year Ended December 31, 2008
Balance at January 1, 2008	$—
Total transfers in to Level 3	82
Total pre-tax unrealized losses included in Other Comprehensive Income	(10)

Balance at December 31, 2008	$72

Valuation methods of the primary fair value measurements disclosed above are as follows:

Investments in equity securities: Investments in equity securities held in the NDTF are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ, NYSE, NYMEX and Chicago Board of Trade, as well as pink sheets, which is an electronic quotation system that displays quotes for broker-dealers for many over-the-counter securities. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Duke Energy Carolinas does not adjust prices to reflect for after-hours market activity. The majority of Duke Energy Carolinas’ investments in equity securities are valued using Level 1 measurements.

Investments in available-for-sale auction rate securities: As of December 31, 2008, Duke Energy Carolinas has approximately $82 million par value (approximately $72 million fair value) of auction rate securities for which an active market does not currently exist. All of these securities were valued as of December 31, 2008 using Level 3 measurements. The methods and significant assumptions used to determine the fair values of Duke Energy Carolinas’ investment in auction rate debt securities represented a combination of broker-provided quotations and estimations of fair value using validation of such quotations through internal discounted cash flow models which incorporated primarily Duke Energy Carolinas’ own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted (for liquidity and credit) discount rates when relevant observable inputs are not available to determine present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral. Refer to Note 11 for additional information on Duke Energy Carolinas’ investments in auction rate securities.

Investments in debt securities: Most debt investments held in the NDTF are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measures. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement. U.S. Treasury debt is typically a Level 1 measurement.

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

Fair Value Disclosures Required Under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. The fair value of financial instruments, excluding financial assets and liabilities included in the scope of SFAS No. 157 disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2008 and 2007, are not necessarily indicative of the amounts Duke Energy Carolinas could have realized in current markets.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Financial Instruments

	As of December 31,
	2008		2007
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$7,279	$7,510	$5,393	$5,461

The fair value of cash and cash equivalents, accounts and notes receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

11. Investments in Debt and Equity Securities

Duke Energy Carolinas applies SFAS No. 115 to its investments in debt and equity securities and classifies its investments as available-for-sale securities, which are reported at fair value on the Consolidated Balance Sheets. Except for investments in debt and equity securities held in the NDTF, which are discussed separately below, unrealized gains and losses on investments classified as available-for-sale are included in AOCI, unless it is determined that the carrying value of an investment is other-than-temporarily impaired, at which time the write-down to fair value is included in earnings. Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets with respect to certain short-term investments that have historically provided for a high degree of liquidity, such as investments in auction rate debt securities.

Duke Energy Carolinas analyzes all securities classified as available-for-sale to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings. During the year ended December 31, 2008, Duke Energy Carolinas did not record any pre-tax other-than-temporary impairment charges to earnings. Management will continue to monitor the carrying value of its entire portfolio of investments in the future to determine if any additional other-than-temporary impairment losses should be recorded. See Note 1 for Duke Energy Carolinas’ policy on reviewing the carrying value of investments to determine if an other-than-temporary impairment exists.

During the first quarter of 2008, Duke Energy Carolinas made investments of approximately $82 million par value in auction rate debt securities, which primarily consisted of investments in AAA rated student loan securities that are viewed as having minimal credit risk as substantially all values are ultimately backed by the U.S. government. During the first quarter of 2008, Duke Energy Carolinas reclassified its entire balance of its investments in auction rate debt securities from short-term to long-term as an active market for these investments did not exist. As of the end of each quarter throughout 2008, management of Duke Energy Carolinas performed valuations of its investment in auction rate debt securities (consistent with provisions of SFAS No. 157) to determine if the carrying value of these investments exceeded their estimated fair value and, if so, whether the decline in fair value was considered temporary or other-than-temporary. As of December 31, 2008, the fair value of the investments in auction rate securities was determined to be lower than the approximate $82 million par value of the securities by approximately $10 million. Accordingly, at December 31, 2008, the carrying value of Duke Energy Carolina’s investments in auction rate debt securities was approximately $72 million. Based on an analysis of specific facts and circumstances, management believes that the majority of these investments have minimal credit risk (as discussed above) and Duke Energy Carolinas has the intent and ability to hold these securities until the credit markets regain liquidity or the instruments are refunded by the issuer at their stated par values or maturity. Accordingly, the decline in value was considered temporary and, therefore, recorded as a component of Accumulated Other Comprehensive Income.

Short-term investments. At December 31, 2008 and 2007, Duke Energy Carolinas had $46 million and $0 million, respectively, of short-term investments, which consisted primarily of investments in auction rate debt securities that are considered available-for-sale securities under SFAS No. 115. As discussed above, at December 31, 2008, Duke Energy Carolinas held investments in auction rate debt securities with a par value of approximately $82 million and a carrying value of approximately $72 million. Of this amount, approximately $49 million par value (approximately $46 million carrying value) of investments in auction rate debt securities are classified as

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

short-term investments at December 31, 2008 as these investments either have a stated maturity within the next 12 months or Duke Energy Carolinas believes the investments are reasonably expected to be refunded within the next 12 months based on notification of a refunding plan by the issuer. The remaining balance of investments in auction rate debt securities is included in long-term investments and is discussed further below. During the years ended December 31, 2008, 2007 and 2006, Duke Energy Carolinas purchased short-term investments of approximately $3,161 million, $6,779 million and $19,482 million, respectively, and received proceeds on sales of approximately $3,079 million, $6,946 million and $19,915 million, respectively.

Other long-term investments. Duke Energy Carolinas invests in debt and equity securities that are held in the NDTF (see Note 8 for further information). Additionally, as discussed above, approximately $33 million par value (approximately $26 million carrying value) of investments in auction rate debt securities have been classified as long-term at December 31, 2008 due to market illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale under SFAS No. 115 and, therefore, are reflected on the Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term. Prior to the transfer of Spectra Energy Capital to Duke Energy on April 3, 2006, Duke Energy Carolinas also had investments in the captive insurance investment portfolio.

As of December 31, 2008 and 2007, Duke Energy Carolina’s NDTF held investments with a fair market value of approximately $1,436 million and $1,929 million, respectively. The NDTF is managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreement. Therefore, Duke Energy Carolinas has limited oversight of the day-to-day management of the NDTF investments. Since day-to-day investment decisions are not made by management of Duke Energy Carolinas, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Carolinas since buy and sell decisions are made by the investment manager of the NDTF. Accordingly, other-than-temporary impairment losses are recorded immediately when the fair value of individual investments held in the NDTF is less than the cost basis of the investment. However, pursuant to an order from the NCUC, all losses associated with investments in the NDTF are deferred as a regulatory asset, thus there is no impact on the earnings of Duke Energy Carolinas as a result of these other-than-temporary impairment write-downs.

The cost of securities sold is determined using the specific identification method. During the years ended December 31, 2008, 2007 and 2006, Duke Energy Carolinas purchased long-term investments of approximately $2,188 million, $1,276 million and $1,141 million, respectively, and received proceeds on sales of approximately $2,140 million, $1,228 and $1,056 million, respectively. All of these purchases and sales relate to activity within the NDTF, including annual contributions to the NDTF of approximately $48 million pursuant to an order by the NCUC (see Note 8).

The estimated fair values of short-term and long-term investments classified as available-for-sale are as follows (in millions):

	As of December 31,
	2008			2007
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Short-term Investments	$—	$(4)	$46	$—	$—	$—

Equity Securities	$160	$—	$831	$503	$—	$1,320
Corporate Debt Securities	3	—	88	1	—	65
Municipal Bonds	2	—	120	3	—	218
U.S. Government Bonds	17	—	272	9	—	197
Auction Rate Securities	—	(6)	26	—	—	—
Other	—	—	125	1	—	129

Total long-term investments	$182	$(6)	$1,462	$517	$—	$1,929

(a)	Losses of approximately $190 million and $24 million as of December 31, 2008 and 2007, respectively, associated with investments held in the NDTF have been excluded from the table since, as discussed above, day-to-day investment decisions are not made by management of Duke Energy Carolinas, thus the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Carolinas since buy and sell decisions are made by the investment manager of the NDTF. Accordingly, other-than-temporary impairment losses are recorded immediately when the fair value of individual investments held in the NDTF is less than the cost basis of the investment.

For the years ended December 31, 2008, 2007 and 2006, there were no gains reclassified out of AOCI into earnings.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Debt securities held, which includes auction rate securities based on the stated maturity date, at December 31, 2008 mature as follows: $10 million in less than one year, $63 million in one to five years, $106 million in six to ten years and $373 million thereafter.

The fair values and gross unrealized losses of available-for-sale equity and debt securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of December 31, 2008.

	As of December 31, 2008
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Auction Rate Securities	72	—	(10)

Total	$72	$—	$(10)

12. Investments in Unconsolidated Affiliates and Related Party Transactions

Investments in affiliates that are not controlled by Duke Energy Carolinas, but over which it has significant influence, are accounted for using the equity method. Substantially all of Duke Energy Carolinas’ investments in unconsolidated affiliates were transferred in connection with Duke Energy Carolinas’ transfer of its membership interests in Spectra Energy Capital to Duke Energy on April 3, 2006 (see Note 1). Duke Energy Carolinas had investments in unconsolidated affiliates of approximately $3 million and $2 million at December 31, 2008 and 2007, respectively. Equity in earnings of unconsolidated affiliates included in Income from Continuing Operations was insignificant in each of the years ended December 31, 2008, 2007 and 2006.

For the period from January 1, 2006 through March 31, 2006, Duke Energy Carolinas recorded pre-tax equity in earnings of unconsolidated affiliates classified in Income From Discontinued Operations, net of tax, on the Consolidated Statements of Operations of approximately $175 million. During the three months ended March 31, 2006, Duke Energy Carolinas received distributions of approximately $131 million from those investments, which are included in Other, assets within net cash provided by operating activities on the accompanying Consolidated Statements of Cash Flows.

Related Party Transactions.

Assets/(Liabilities)

	December 31, 2008	December 31, 2007
	(in millions)	(in millions)
Other current assets—due from affiliated companies(a)(b)	$300	$21
Other current liabilities—due to affiliated companies(b)(c)	(93)	(264)
Net deferred tax liabilities—due to Duke Energy(d)	(2,700)	(2,208)

(a)	Of the balance at December 31, 2008, approximately $202 million is classified as Other within Current Assets and approximately $98 million is classified as Receivables on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately $19 million is classified as Other within Current Assets and approximately $2 million is classified as Receivables on the Consolidated Balance Sheets.
(b)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, and money pool arrangements as discussed below.
(c)	The balances are classified as Accounts Payable on the Consolidated Balance Sheets.
(d)	Of the balance at December 31, 2008, approximately $(2,728) million is classified as Deferred income taxes within Deferred Credits and Other Liabilities and approximately $28 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately $(2,262) million is classified as Deferred income taxes within Deferred Credits and Other Liabilities and $54 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Carolinas is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. During the years ended December 31, 2008, 2007 and 2006, Duke Energy Carolinas recorded governance and shared services expenses of approximately $803 million, $789 million and $654 million, respectively. Additionally, up through June 30, 2008, Duke Energy Carolinas was charged a management fee by the same unconsolidated affiliate. This management fee amounted to approximately $32 million, $77 million and $82 million, respectively for the years ended December 31, 2008, 2007 and 2006. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Carolinas incurs expenses related to certain insurance coverages through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were approximately $29 million, $51 million, and $34 million for the years ended December 31, 2008, 2007 and 2006 respectively. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. Additionally, Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy. This rental income was approximately $15 million, $14 million, and $5 million for the years ended December 31, 2008, 2007 and 2006 respectively.

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

Advance SC LLC, which provides funding for economic development projects, educational initiatives, and other programs, was formed during 2004. Duke Energy Carolinas made donations of approximately $11 million, $8 million and $24 million to the nonconsolidated subsidiary during the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, at both December 31, 2008 and 2007, Duke Energy Carolinas had a trade payable to Advance SC LLC of approximately $11 million.

As discussed further in Note 15, Duke Energy Carolinas participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. As of December 31, 2008, Duke Energy Carolinas had net receivables of approximately $338 million, which are classified within receivables in the accompanying Consolidated Balance Sheets and approximately $300 million of outstanding money pool borrowings which are classified as long-term borrowings with Long-Term Debt in the accompanying Consolidated Balance Sheets.

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

In July 2005, Duke Energy Carolinas completed the transfer of a 19.7% interest in DCP Midstream to ConocoPhillips, Duke Energy Carolinas’ co-equity owner in DCP Midstream, which reduced Duke Energy Carolinas’ ownership interest in DCP Midstream from 69.7% to 50% and resulted in Duke Energy Carolinas and ConocoPhillips becoming equal 50% owners of DCP Midstream. As a result of this transaction, Duke Energy Carolinas deconsolidated its investment in DCP Midstream and subsequently accounted for the investment using the equity method of accounting through April 3, 2006. As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Spectra Energy Capital, which included the investment in DCP Midstream, to Duke Energy. Duke Energy Carolinas’ 50% of equity in earnings of DCP Midstream included in Income From Discontinued Operations, net of tax, for the three months ended March 31, 2006 was approximately $146 million. During the three months ended March 31, 2006, Duke Energy Carolinas had gas sales to, purchases from and other operating expenses from affiliates of DCP Midstream of approximately $34 million, $8 million and $4 million, respectively. Additionally, Duke Energy Carolinas received approximately $90 million for its share of distributions paid by DCP Midstream during the three months ended March 31, 2006, which is included in Other, assets within Net cash provided by operating activities on the Consolidated Statements of Cash Flows for the year ended December 31, 2006.

13. Severance and Other Charges

Severance. As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred its membership interest in Spectra Energy Capital to Duke Energy.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Carolinas did not record any amounts for severance in Income from Continuing Operations during the years ended December 31, 2008 and 2007. During the year ended December 31, 2006, Duke Energy Carolinas recorded severance amounts in Income from Continuing Operations of approximately $72 million, primarily due to voluntary and involuntary severance related to Duke Energy’s merger with Cinergy (see Note 1). For the year ended December 31, 2006, Duke Energy Carolinas recorded severance expense within Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations of approximately $3 million, all of which related to businesses transferred to Duke Energy on April 3, 2006.

Severance Reserve	Balance at January 1, 2008	Provisions(a)	Noncash Adjustments	Cash Reductions	Balance at December 31, 2008
	(in millions)
Other	$5	$—	$—	$—	$5

Total	$5	$—	$—	$—	$5

	Balance at January 1, 2007	Provisions(a)	Noncash Adjustments	Cash Reductions	Balance at December 31, 2007
Other	$24	$—	$—	$(19)	$5

Total	$24	$—	$—	$(19)	$5

	Balance at January 1, 2006	Provisions(a)(b)	Noncash Adjustments(c)	Cash Reductions(d)	Balance at December 31, 2006
Natural Gas Transmission	$3	$—	$(3)	$—	$—
Other	28	75	(28)	(51)	24

Total	$31	$75	$(31)	$(51)	$24

(a)	Severance payments are generally expected to be applied to the reserves within one year from the date that the provision was recorded.
(b)	Consists of approximately $67 million expense in Income From Continuing Operations related to voluntary and involuntary severance as a result of Duke Energy’s merger with Cinergy, approximately $5 million expense in Income From Continuing Operations related to voluntary and involuntary severance as a result of the spin-off of Duke Energy’s natural gas businesses and approximately $3 million of expense included in Income From Discontinued Operations, net of tax, related to former DENA, which was recorded in the first quarter of 2006.
(c)	Consists of transfer out of Natural Gas Transmission and former DENA balances as a result of Duke Energy Carolinas’ transfer of its membership interests in Spectra Energy Capital to Duke Energy (see Note 1).
(d)	Consists of approximately $48 million related to Duke Energy Carolinas and $3 million related to former DENA paid prior to the transfer of Spectra Energy Capital to Duke Energy.

Post-Retirement Benefits. In July 2007, Duke Energy Carolinas offered a voluntary early retirement incentive plan to approximately 1,100 eligible employees. The special termination benefit that was offered was a healthcare reimbursement account that could be used by participants for reimbursement of qualifying medical expenses. There were no severance benefits offered in connection with this plan. The window for acceptance of these voluntary termination benefits closed on August 15, 2007. During the year ended December 31, 2007, approximately 170 employees accepted the offer and, pursuant to SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Duke Energy Carolinas recorded a charge of approximately $8 million pre-tax related to this voluntary plan.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

14. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2008	2007
	(Years)	(in millions)
Land	—	$334	$316
Plant—Regulated
Electric generation, distribution and transmission	20 – 125	22,799	21,215
Other buildings and improvements	30 – 90	360	344
Nuclear fuel	—	966	864
Equipment	8 – 33	160	193
Vehicles	5 – 25	20	22
Construction in process	—	2,408	1,294
Other	5 – 33	356	345

Total property, plant and equipment(a)		27,403	24,593
Total accumulated depreciation(a)(b)		(10,145)	(9,227)

Total net property, plant and equipment		$17,258	$15,366

(a)	Substantially all the property, plant and equipment and accumulated depreciation relates to regulated operations.
(b)	Includes accumulated amortization of nuclear fuel: $484 million for 2008 and $485 million for 2007.

Capitalized interest, which primarily represents the interest expense component of AFUDC, amounted to $45 million for 2008, $22 million for 2007 and $12 million for 2006.

15. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2008	2007
			(in millions)
Unsecured debt	6.2%	2009 – 2037	$2,827	$3,131
Secured debt associated with accounts receivable securitization	3.3%	2010	300	300
First and refunding mortgage bonds	5.8%	2010 – 2038	3,414	1,214
Other debt(a)	1.7%	2010 – 2040	425	427
Money pool borrowings(b)	4.7%		300	—
Commercial paper(b)			—	450
Fair value hedge carrying value adjustment			25	28
Unamortized debt discount and premium, net			(12)	(7)

Total debt			7,279	5,543
Current maturities of long-term debt			(210)	(810)
Short-term commercial paper(c)			—	(150)

Total long-term debt			$7,069	$4,583

(a)	Includes $422 million of Duke Energy Carolinas pollution control bonds as of both December 31, 2008 and 2007. As of December 31, 2008 and 2007, $327 million and $227 million, respectively, were secured by a letter of credit and as of December 31, 2008 and 2007, $117 million and $40 million, respectively, were secured by first and refunding mortgage bonds.
(b)	Includes $300 million as of both December 31, 2008 and 2007 that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these commercial paper balances along with Duke Energy Carolinas’ ability and intent to refinance those balances on a long-term basis. The weighted-average days to maturity was 14 days as of December 31, 2007.
(c)	Weighted-average rates on outstanding short-term commercial paper was 5.3% as of December 31, 2007.

Unsecured and Other Debt. In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by direct-pay letters of credit. The variable-rate demand bonds, which are due November 1, 2040, had an initial interest rate of 2.15% which is reset on a weekly basis.

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

Convertible Senior Notes. In May 2003, Duke Energy issued approximately $770 million of 1.75% convertible senior notes that were convertible into Duke Energy common stock at a premium of 40% above the May 1, 2003 closing common stock market price of $16.85 per share. The conversion of these senior notes into shares of Duke Energy common stock was contingent upon the occurrence of certain events during specified periods. During 2006, as a result of the market price of Duke Energy common stock achieving a specified threshold, approximately 27 million shares of common stock were issued related to conversions by holders of the convertible senior notes, which resulted in the retirement of approximately $632 million of convertible senior notes. At December 31, 2006, unsecured debt included approximately $110 million of these convertible senior notes. On May 15, 2007, pursuant to the terms of the debt agreement, substantially all of the holders of the Duke Energy convertible senior notes required Duke Energy Carolinas to repurchase the balance then outstanding at a price equal to 100% of the principal amount plus accrued interest. In May 2007, Duke Energy Carolinas repurchased approximately $110 million of the convertible senior notes, which resulted in the redemption of the remainder of the outstanding convertible senior notes.

Money Pool. Beginning in October 2008, Duke Energy Carolinas receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that Duke Energy Carolinas separately manages its cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between Duke Energy Carolinas and other money pool participants. Participation in the money pool arrangement replaces Duke Energy Carolinas’ commercial paper program, which was terminated effective September 30, 2008. In connection with the termination of the commercial paper program, Duke Energy Carolinas repaid the approximately $300 million outstanding commercial paper balance and borrowed approximately $300 million via the money pool on a long-term basis, as discussed below. As of December 31, 2008, Duke Energy Carolinas had net short-term money pool receivables of approximately $338 million, which are classified within Receivables in the accompanying Consolidated Balance Sheets. As discussed further below, at December 31, 2008, approximately $300 million of Duke Energy Carolinas’ money pool borrowings were classified as long-term borrowings within Long-Term Debt in the accompanying Consolidated Balance Sheets. The $338 million increase in the money pool receivable for the year ended December 31, 2008 is reflected as a cash outflow in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows. The $300 million increase in long-term borrowings is reflected as a cash inflow in Notes payable to affiliate, net within Net cash provided by financing activities on the Consolidated Statements of Cash Flows.

At December 31, 2008, approximately $300 million of intercompany loans between Duke Energy Carolinas and Duke Energy associated with borrowings via the money pool, which are short-term obligations by nature, are classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Carolinas’ intent and ability to utilize such borrowings as long-term financing. As Duke Energy Carolinas’ borrowing sub limit under Duke Energy’s credit facilities have non-cancelable terms in excess of one year as of the balance sheet date, Duke Energy Carolinas has the ability to refinance these short-term obligations on a long-term basis.

Secured Debt and First and Refunding Mortgage Bonds. In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $400 million carries a fixed interest rate of 5.25% and matures January 15, 2018 and $500 million carries a fixed interest rate of 6.00% and matures January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of interest expense over the life of the debt.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

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

In November 2008, Duke Energy Carolinas issued $400 million principal amount of 5.75% first and refunding mortgage bonds due November 15, 2013 and $500 million principal amount of 7.00% first and refunding mortgage bonds due November 15, 2018. The net proceeds from issuance were used to repay amounts borrowed under the master credit facility, to repay senior notes due January 1, 2009, to replenish cash used to repay senior notes at their scheduled maturity in October 2008 and for general corporate purposes.

Accounts Receivable Securitization. Duke Energy Carolinas securitizes certain accounts receivable through Duke Energy Receivables Finance Company, LLC (DERF), a bankruptcy remote, and special purpose subsidiary. DERF is a wholly owned limited liability company with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization, on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy Carolinas’ franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit administered by Citicorp North America, Inc., which terminates in September 2010. The credit facility and related securitization documentation contain several covenants, including covenants with respect to the accounts receivable held by DERF, as well as a covenant requiring that the ratio of Duke Energy Carolinas consolidated indebtedness to Duke Energy Carolinas consolidated capitalization not exceed 65%. As of December 31, 2008 and 2007, the interest rate associated with the accounts receivables securitization, which is based on commercial paper rates, was 4.7% and 5.3%, respectively, and $300 million was outstanding under the accounts receivables securitization as of both dates. The securitization transaction was not structured to meet the criteria for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and accordingly is reflected as a secured borrowing in the Consolidated Balance Sheets. As of both December 31, 2008 and 2007, the $300 million outstanding balance was secured by approximately $518 million and $532 million, respectively, of accounts receivable held by DERF. The obligations of DERF under the credit facility are non-recourse to Duke Energy Carolinas.

Other Assets Pledged as Collateral. As of December 31, 2008, substantially all of Duke Energy Carolinas’ electric plant in service are mortgaged under the indenture relating to Duke Energy Carolinas.

Floating Rate Debt. Unsecured debt, secured debt and other debt included approximately $1,022 million of floating-rate debt as of both December 31, 2008, and 2007. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as a London Interbank Offered Rate. As of December 31, 2008 and 2007, the average interest rate associated with floating-rate debt was approximately 3.0% and 4.8%, respectively.

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2008

(in millions)
2009	$210
2010	809
2011	7
2012	1,177
2013	403
Thereafter	4,673

Total long-term debt, including current maturities	$7,279

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Carolinas has the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than the above as a result of Duke Energy Carolinas’ ability to repay these obligations prior to their scheduled maturity.

Duke Energy Carolinas may be required to repay certain debt should the credit ratings at Duke Energy Carolinas fall to a certain level at Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). As of December 31, 2008, Duke Energy Carolinas had $8 million of senior unsecured notes which mature serially through 2012 that may be required to be repaid if Duke Energy Carolinas senior unsecured debt ratings fall below BBB- at S&P or Baa3 at Moody’s, and $19 million of senior unsecured notes which mature serially through 2016 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB at S&P or Baa2 at Moody’s. As of February 1, 2009, Duke Energy Carolinas’ senior unsecured credit rating was A- at S&P and A3 at Moody’s.

Available Credit Facilities and Capacity Utilized Under Available Credit Facilities. In June 2007, Duke Energy closed the syndication of an amended and restated credit facility, which replaced existing credit facilities, with a 5-year, $2.65 billion master credit facility. In March 2008, Duke Energy entered into an amendment to its $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. In October 2008, Duke Energy terminated the participation of one of the financial institutions supplying approximately $63 million of credit commitment under its master credit facility. The total credit facility capacity under the master credit facility subsequent to this termination is approximately $3.14 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sublimits of each borrower, subject to maximum cap limitations, at any time. Duke Energy Carolinas’ borrowing sub limit at December 31, 2008 was $840 million. The amount available to Duke Energy Carolinas under its sub limit to the master credit facility has been reduced by borrowings through the money pool arrangement and the use of the master credit facility to backstop the issuances of letters of credit and pollution control bonds.

In September 2008, Duke Energy and its wholly-owned subsidiaries, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky borrowed a total of approximately $1 billion under Duke Energy’s master credit facility. In the fourth quarter of 2008, Duke Energy Carolinas used the proceeds from a debt issuance to repay in full the approximately $260 million borrowed under the master credit facility.

At December 31, 2008 and December 31, 2007, approximately $422 million and $322 million, respectively, of certain pollution control bonds, and approximately $300 million at both December 31, 2008 and 2007, of money pool borrowings and commercial paper, respectively, both of which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Carolinas’ intent and ability to utilize such borrowings as long-term financing. Duke Energy and Duke Energy Carolinas’ credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Carolinas the ability to refinance these short-term obligations on a long-term basis. Of the $422 million of pollution control bonds outstanding at December 31, 2008, approximately $195 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific credit facilities separate from the master credit facility. Additionally, at December 31, 2008, Duke Energy Carolinas had approximately $7 million of letters of credit outstanding that were backstopped by this facility.

Restrictive Debt Covenants. Duke Energy’s credit agreements contain various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy Carolinas to not exceed 65%. Additionally, Duke Energy Carolinas’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2008, Duke Energy and Duke Energy Carolinas were in compliance with all covenants that would impact Duke Energy Carolinas’ ability to borrow funds under its debt and credit facilities. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Other Assets Pledged as Collateral. As of December 31, 2008, substantially all of Duke Energy Carolinas’ electric plant in service is mortgaged under the mortgage bond indenture of Duke Energy Carolinas.

Other Matters. In October 2007, Duke Energy filed a registration statement (Form S-3) with the SEC. Under this Form S-3, which is uncapped, Duke Energy and certain subsidiaries, including Duke Energy Carolinas, may issue debt in the future at amounts, prices and with terms to be determined at the time of future offerings.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

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

Nuclear Insurance

Duke Energy Carolinas owns and operates the McGuire and Oconee Nuclear Stations and operates and has a partial ownership interest in the Catawba Nuclear Station. The McGuire and Catawba Nuclear Stations have two nuclear reactors each and Oconee has three. Nuclear insurance includes: liability coverage; property, decontamination and premature decommissioning coverage; and business interruption and/or extra expense coverage. The other joint owners of the Catawba Nuclear Station reimburse Duke Energy for certain expenses associated with nuclear insurance premiums. The Price-Anderson Act requires Duke Energy Carolinas to provide for public liability claims resulting from nuclear incidents to the maximum total financial projection liability. The Price-Anderson Act provides for an inflation adjustment at least every five years. Effective October 2008, this adjustment increased the maximum total financial projection liability from approximately $10.8 billion to approximately $12.5 billion.

Primary Liability Insurance. Duke Energy Carolinas has purchased the maximum reasonably available private primary liability insurance as required by law, which is $300 million.

Excess Liability Program. As discussed above, effective October 2008, this program provides approximately $12.5 billion of coverage through the Price-Anderson Act’s mandatory industry-wide excess secondary financial protection program of risk pooling. The $12.5 billion is the sum of the current potential cumulative retrospective premium assessments of $117.5 million per licensed commercial nuclear reactor. This would be increased by $117.5 million for each additional commercial nuclear reactor licensed, or reduced by $117.5 million for nuclear reactors no longer operational and may be exempted from the risk pooling program. Under this program, licensees could be assessed retrospective premiums to compensate for public liability damages in the event of a nuclear incident at any licensed facility in the U.S. If such an incident should occur and public liability damages exceed primary liability insurance, licensees may be assessed up to $117.5 million for each of their licensed reactors, payable at a rate not to exceed $17.5 million a year per licensed reactor for each incident. The assessment and rate are subject to indexing for inflation and may be subject to state premium taxes.

Duke Energy Carolinas is a member of Nuclear Electric Insurance Limited (NEIL), which provides property and accidental outage insurance coverage for Duke Energy’s nuclear facilities under three policy programs:

Primary Property Insurance. This policy provides $500 million of primary property damage coverage for each of Duke Energy Carolina’s nuclear facilities.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

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

In the event of large industry losses, NEIL’s Board of Directors may assess Duke Energy Carolinas for amounts up to ten times its annual premiums. The current potential maximum assessments are: Primary Property Insurance—$38 million, Excess Property Insurance—$43 million and Accidental Outage Insurance—$22 million.

Pursuant to regulations of the NRC, each company’s property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident, and second, to decontaminate before any proceeds can be used for decommissioning, plant repair or restoration.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered by other sources, could have a material adverse effect on Duke Energy Carolina’s results of operations, cash flows or financial position.

The maximum assessment amounts include 100% of Duke Energy Carolina’s potential obligation to NEIL for the Catawba Nuclear Station. However, the other joint owners of the Catawba Nuclear Station are obligated to assume their pro rata share of liability for retrospective premiums and other premium assessments resulting from the Price-Anderson Act’s excess secondary financial protection program of risk pooling, or the NEIL policies.

Environmental

Duke Energy Carolinas is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Carolinas.

Remediation Activities. Duke Energy Carolinas is responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Carolinas’ operations, sites formerly owned or used by Duke Energy Carolinas’ entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Carolinas or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Carolinas may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

Clean Water Act 316(b). The EPA finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Eight of Duke Energy Carolinas’ eleven coal and nuclear-fueled generating facilities in which Duke Energy Carolinas is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case and briefs were filed on July 14, 2008. Oral argument was heard on December 2, 2008. A decision is expected in 2009. If the Supreme Court upholds the lower court decision, it is expected that costs will increase as a result of the court’s decision, however, Duke Energy Carolinas is unable to estimate at this time its cost to comply.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral arguments in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. District Court asking the court to reconsider various parts of its rule vacating the CAIR. In December 2008 the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. The court did not impose a deadline or schedule on the EPA. It is uncertain how long the current CAIR will remain in effect or how the new rulemaking will alter the CAIR.

The emission controls Duke Energy Carolinas is installing to comply with state clean air legislation will contribute significantly to achieving compliance with CAIR requirements (see Note 5). Duke Energy Carolinas is currently unable to estimate the costs to comply with any new rule EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above.

Clean Air Mercury Rule (CAMR). The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8, 2008 the D.C. Circuit issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. Requests for rehearing were denied. The U.S. EPA and the Utility Air Regulatory Group have requested that the U.S. Supreme Court review the D.C. Circuit Court’s decision. The D.C. Circuit’s decision creates uncertainty regarding future mercury emission reduction requirements and their timing, but makes it fairly certain that there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants. On January 29, 2009, the EPA requested the U.S. Department of Justice withdraw its Petition for Writ of Certiorari filed on October 17, 2008. On February 23, 2009, the Supreme Court denied the Utility Air Regulatory Group’s petition. The EPA will now develop emission standards for utility units under section 112 of the Clean Air Act, thus abiding by the D.C. Circuit’s decision. At this point, Duke Energy Carolinas is unable to estimate the costs to comply with any future mercury regulations that might result from the D.C. Circuit’s decision.

Coal Combustion Product (CCP) Management. Duke Energy Carolinas currently estimates that it will spend approximately $140 million over the period 2009-2013 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $15 million and $9 million as of December 31, 2008 and December 31, 2007, respectively. These accruals represent Duke Energy Carolinas’ provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Department of Justice, acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of Duke Energy Carolinas’ plants have been subject to these allegations. Duke Energy Carolinas asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

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

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

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

Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in federal court alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the maximum achievable control technology emission limits will be met for all prospective emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In June 2008, Duke Energy Carolinas announced that it would voluntarily perform a maximum achievable technology assessment of air emission controls planned for Cliffside Unit 6. In July 2008, Duke Energy Carolinas submitted the results of the assessment to the North Carolina Department of Environment and Natural Resources. On August 8, 2008 the plaintiffs filed a motion for summary judgment and on August 11, 2008 Duke Energy Carolinas filed a motion to dismiss. Both motions were argued on October 16, 2008. On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a maximum achievable control technology (MACT) process before the Division of Air Quality (DAQ). The court did not order an injunction against further construction, but retained jurisdiction to monitor the MACT proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MACT filing and supporting information to the DAQ specifically seeking DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the Clean Air Act and submitting a MACT determination application. DAQ held public hearings on January 15, 2009 in Forest City, North Carolina and January 22, 2009 in Statesville, North Carolina to allow public comment on DAQ’s proposal to find Cliffside Unit 6 is a minor source of hazardous air pollutants. The meeting notices were accompanied with a draft permit that includes the minor source limits and monitoring requirements that make the limits enforceable. A final permit with minor source limits is expected in the first quarter of 2009. Concurrent with the initiation of the MACT process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit Court of Appeals of the Court’s December 2, 2008 Order to reverse the court’s determination that Duke Energy Carolinas violated the CAA. The trial court has set a trial commencing in June 2009 to hear outstanding remedy issues.

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

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,031 million and $1,082 million as of December 31, 2008 and December 31, 2007, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change Duke Energy Carolinas’ estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,099 million in excess of the self insured retention. Insurance recoveries of approximately $1,032 million and $1,040 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2008 and December 31, 2007, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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

Duke Energy Carolinas has exposure to certain legal matters that are described herein. As of both December 31, 2008 and 2007, Duke Energy Carolinas has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1.1 billion for these proceedings and exposures. Duke Energy Carolinas has insurance coverage for certain of these losses incurred. The reserves represent management’s best estimate of probable loss as defined by SFAS No. 5. As of December 31, 2008 and December 31, 2007, Duke Energy Carolinas recognized approximately $1,032 million and $1,040 million, respectively, of probable insurance recoveries related to these losses.

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

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Operating and Capital Lease Commitments

Duke Energy Carolinas leases assets in several areas of its operations. Consolidated rental expense for operating leases included in income from continuing operations was $85 million in 2008, $48 million in 2007 and $30 million in 2006, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Consolidated rental expense for operating leases included in Income from Discontinued Operations, net of tax, was $18 million for the period from January 1, 2006 through March 31, 2006. Duke Energy Carolinas has no capital leases as of December 31, 2008. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, as of December 31, 2008:

Operating Leases
(in millions)
2009	$49
2010	46
2011	23
2012	19
2013	17
Thereafter	123

Total future minimum lease payments	$277

17. Stock-Based Compensation

Effective January 1, 2006, Duke Energy Carolinas adopted the provisions of SFAS No. 123(R), which established accounting for stock-based awards exchanged for employee and certain non-employee services. Accordingly, for employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Beginning in April 2006, Duke Energy Carolinas is allocated stock-based compensation expense from Duke Energy as certain of its employees participate in Duke Energy’s stock-based compensation program.

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

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

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

Stock-Based Compensation Expense

Duke Energy Carolinas recorded pre-tax stock-based compensation expense included in Income from Continuing Operations for the years ended December 31, 2008, 2007 and 2006 as follows, the components of which are further described below:

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Phantom Stock	$4	$4	$7
Performance Awards	3	3	5
Other Stock Awards	1	1	2

Total	$8	$8	$14

The tax benefit associated with the recorded expense in Income from Continuing Operations for the years ended December 31, 2008, 2007 and 2006 was approximately $3 million, $3 million and $5 million, respectively.

As discussed in Note 1, on April 3, 2006, Duke Energy Carolinas transferred all of its membership interests in Spectra Energy Capital to Duke Energy. Accordingly, pre-tax stock-based compensation expense of approximately $10 million is included in Income from Discontinued Operations, net of tax, on the Consolidated Statements of Operations related to the three months ended March 31, 2006. The tax benefit associated with amounts that are in Income from Discontinued Operations, net of tax, on the Consolidated Statements of Operations for the three months ended March 31, 2006 is approximately $4 million.

Stock Option Activity

There were no options granted to Duke Energy Carolinas employees during the years ended December 31, 2008, 2007 and 2006. All of the outstanding Duke Energy stock options issued to Duke Energy Carolinas employees are fully vested.

The following table summarizes information about outstanding Duke Energy stock options held by Duke Energy Carolinas employees at December 31, 2008:

	Options (in thousands)	Weighted- Average Exercise Price(a)	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2007	3,413	$18	3.3	$12
Exercised	(173)	16
Transferred, forfeited or expired	(937)	18

Outstanding at December 31, 2008	2,303	18	2.4	$3

Exercisable at December 31, 2008	2,303	$18	2.4	$3

On December 31, 2007 and 2006, Duke Energy Carolinas’ exercisable options were approximately 3 million and 4 million, respectively, with a weighted-average exercise price of approximately $18 at each date. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $1 million, $2 million and $7 million, respectively. Of the $7 million intrinsic value of options exercised during 2006, approximately $5 million related to the three months ended March 31, 2006 and approximately $2 million related to the nine months ended December 31, 2006. Cash received by Duke Energy from options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $3 million, $4 million and $26 million, respectively, with a related tax benefit of approximately $1 million, $1 million and $3 million, respectively.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

The 2006 Plan allows for a maximum of 15 million shares of common stock to be issued by Duke Energy under various stock-based awards other than options and stock appreciation rights.

Phantom Stock Awards

Phantom stock awards outstanding under the 2006 Plan generally vest over periods from immediate to three years. Phantom stock awards issued and outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 262,020 shares (fair value of approximately $5 million, based on the market price of Duke Energy’s common stock at the grant date) to Duke Energy Carolinas employees in the year ended December 31, 2008, 257,510 shares (fair value of approximately $5 million, based on the market price of Duke Energy’s common stock at the grant date) in the year ended December 31, 2007, and 187,220 shares (fair value of approximately $5 million) in the year ended December 31, 2006.

The following table summarizes information about phantom stock awards outstanding at December 31, 2008:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Number of Phantom Stock Awards:
Outstanding at December 31, 2007	251	$23
Granted	262	18
Vested	(74)	23
Forfeited/Transferred	5	23

Outstanding at December 31, 2008	444	$20

Phantom Stock Awards Expected to Vest	425	$20

The total fair value of the shares vested during the years ended December 31, 2008, 2007 and 2006 was approximately $1 million, $4 million and $14 million, respectively. Of the $14 million of shares vested during 2006, approximately $12 million vested during the three months ended March 31, 2006 and approximately $2 million vested during the nine months ended December 31, 2006. As of December 31, 2008, Duke Energy had approximately $3 million of future compensation cost related to unvested phantom awards which is expected to be recognized over a weighted-average period of 1.6 years.

Performance Awards

Stock-based awards outstanding under the 2006 Plan generally vest over three years. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance targets are met. Certain performance awards granted in 2008 and 2007 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock relative to a pre-defined peer group (relative TSR). These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards with the adoption of SFAS No. 123(R). The model uses three year historical volatilities and correlations for all companies in the pre-defined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model. Other performance awards not containing market conditions were awarded in 2008 and 2007. The performance goal for these awards is Duke Energy’s compounded annual growth rate (CAGR) of annual diluted EPS over a three year period. These awards are measured at grant date price. Duke Energy awarded 312,480 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees in the year ended December 31, 2008, 317,460 shares (fair value of approximately $5 million) in the year ended December 31, 2007 and 281,160 shares (fair value of approximately $5 million) in the year ended December 31, 2006.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes information about stock-based performance awards outstanding at December 31, 2008:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Number of Stock-based Performance Awards:
Outstanding at December 31, 2007	381	$19
Granted	312	15
Vested	(61)	27
Forfeited/Transferred	(49)	24

Outstanding at December 31, 2008	583	$16

Stock-based Performance Awards Expected to Vest	558	$16

The total fair value of the shares vested during the years ended December 31, 2008, 2007 and 2006 was approximately $2 million, $5 million and $3 million, respectively. All of the shares in 2006 vested during the three months ended March 31, 2006. As of December 31, 2008, Duke Energy had approximately $3 million of future compensation cost related to unvested performance awards which is expected to be recognized over a weighted-average period of 1.3 years.

Other Stock Awards

Other stock awards outstanding under the 1998 Plan generally vest over periods from three to five years. There were no other stock awards issued during the years ended December 31, 2008 or 2007. Duke Energy awarded 238,000 shares (fair value of approximately $7 million, based on the market price of Duke Energy’s common stock at the grant date) to Duke Energy Carolinas employees in the year ended December 31, 2006.

The following table summarizes information about other stock awards outstanding at December 31, 2008:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Number of Other Stock Awards:
Outstanding at December 31, 2007	192	$28
Vested	(10)	22
Forfeited/Transferred	(46)	27

Outstanding at December 31, 2008	136	$28

Other Stock Awards Expected to Vest	129	$28

The total fair value of the shares vested during the years ended December 31, 2008, 2007 and 2006 was less than $1 million, respectively. As of December 31, 2008, Duke Energy Carolinas had approximately $2 million of future compensation cost related to unvested other awards which is expected to be recognized over a weighted-average period of 2.1 years.

18. Employee Benefit Plans

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

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Duke Energy Carolinas did not make any contributions to Duke Energy’s defined benefit plans during the years ended

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 or 2006. Duke Energy Carolinas made contributions to the Westcoast defined benefit plans of approximately $10 million for the three months ended March 31, 2006. Duke Energy Carolinas also made contributions to the Westcoast defined contribution plans of $1 million for the three months ended March 31, 2006. In February 2009, Duke Energy Carolinas made a cash contribution of approximately $74 million, which represented its proportionate share of an approximate $107 million contribution (excluding Cinergy plans) to Duke Energy’s qualified pension plan.

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

Net periodic pension costs disclosed in the tables below for the qualified, non-qualified and other post-retirement benefit plans represent the cost of the respective pension plan for the periods presented. However, portions of the net periodic pension costs disclosed in the tables have been capitalized as a component of property, plant and equipment.

Duke Energy adopted the recognition and disclosure provisions of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158), effective December 31, 2006. Duke Energy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. Previously, Duke Energy used a September 30 measurement date for its defined benefit and other post-retirement plans.

Since the obligations of the qualified pension plans, non-qualified pension plans and other post-retirement benefit plans exist at Duke Energy, Duke Energy Carolinas does not have any amounts reflected on its Consolidated Balance Sheets within regulatory assets or liabilities, prepaid benefit costs, accrued pension liabilities or AOCI.

Duke Energy sponsors, and Duke Energy Carolinas participates in, an employee savings plan that covers substantially all U.S. employees. Duke Energy contributes a matching contribution equal to 100% of before-tax employee contributions, of up to 6% of eligible pay per period. Duke Energy Carolinas expensed pre-tax plan contributions, as allocated by Duke Energy, of approximately $35 million in 2008, $35 million in 2007 and $42 million in 2006. These amounts exclude pre-tax expenses of approximately $9 million for the three months ended March 31, 2006 which is reflected in Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Qualified Pension Plans

Components of Net Periodic Pension Costs as allocated by Duke Energy: Qualified Pension Plans

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Service cost benefit earned during the year	$34	$35	$36
Interest cost on projected benefit obligation	94	93	103
Expected return on plan assets	(141)	(137)	(121)
Amortization of prior service cost (credit)	1	(2)	(4)
Amortization of loss	9	23	41
Other	9	9	7

Net periodic pension costs	$6	$21	$62

These amounts exclude pre-tax pension cost of approximately $1 million for the three months ended March 31, 2006 related to Spectra Energy Capital entities which is reflected in Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

The fair value of Duke Energy’s plan assets (excluding Cinergy plans), none of which is recorded on the Consolidated Balance Sheets of Duke Energy Carolinas, was approximately $1,743 million as of December 31, 2008 and approximately $2,621 million as of December 31, 2007. The projected benefit obligation of Duke Energy’s plan (excluding Cinergy plans), none of which is recorded on the Consolidated Balance Sheets of Duke Energy Carolinas, was approximately $2,169 million as of December 31, 2008 and approximately

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

$2,360 million as of December 31, 2007. The accumulated benefit obligation of Duke Energy’s plan (excluding Cinergy plans) was approximately $2,094 million as of December 31, 2008 and approximately $2,251 million as of December 31, 2007.

Non-Qualified Pension Plans

Net periodic pension expense included in income from continuing operations was approximately $2 million, $2 million and $3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The 2006 amount excludes pre-tax pension cost of $2 million for the three months ended March 31, 2006 related to Spectra Energy Capital entities which is reflected in Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

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

Components of Net Periodic Other Post-Retirement Benefit Costs as allocated by Duke Energy

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Service cost benefit earned during the year	$2	$3	$5
Interest cost on accumulated post-retirement benefit obligation	21	24	25
Expected return on plan assets	(11)	(9)	(7)
Amortization of prior service (credit) cost	(5)	2	3
Amortization of net transition liability	9	9	10
Curtailment charge	—	8	—
Amortization of loss	2	5	4

Net periodic other post-retirement benefit costs	$18	$42	$40

These amounts exclude pre-tax net periodic other post-retirement cost of approximately $8 million for the three months ended March 31, 2006 related to Spectra Energy Capital entities which are reflected in Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations (see Note 1).

19. Other Income and Expenses, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	For the years ended December 31,
	2008	2007	2006
	(in millions)
Income/(Expense):
Interest income(a)	$15	$45	$80
Deferred returns and AFUDC equity	84	32	15
Other	(1)	(1)	3

Total	$98	$76	$98

(a)	Interest income for the year ended December 31, 2006 includes the recognition of interest in connection with a favorable tax settlement.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

20. Subsequent Events

For information on subsequent events related to regulatory matters, commitments and contingencies, and employee benefit plans, see Notes 5, 16, and 18, respectively.

21. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions)
2008
Operating revenues—Regulated Electric	$1,384	$1,484	$1,652	$1,383	$5,903
Operating income	307	257	481	250	1,295
Net income	168	122	280	120	690
2007
Operating revenues—Regulated Electric	$1,333	$1,359	$1,778	$1,342	$5,812
Operating income	288	212	484	244	1,228
Net income	146	99	289	136	670

There were no unusual or infrequently occurring items during the first, second, third or fourth quarters of 2008.

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

PART II

DUKE ENERGY CAROLINAS, LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions :		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
December 31, 2008:
Injuries and damages	$1,081	$—	$—	$50	$1,031
Allowance for doubtful accounts	6	15	—	14	7
Other(b)	189	18	—	7	200

	$1,276	$33	$—	$71	$1,238

December 31, 2007:
Injuries and damages	$1,175	$—	$22	$116	$1,081
Allowance for doubtful accounts	5	14	—	13	6
Other(b)	207	8	1	27	189

	$1,387	$22	$23	$156	$1,276

December 31, 2006:
Injuries and damages	$1,216	$5	$—	$46	$1,175
Allowance for doubtful accounts	127	31	20	173	5
Other(b)	896	60	196	945	207

	$2,239	$96	$216	$1,164	$1,387

(a)	Principally cash payments, reserve reversals and the impacts of adoption of FIN No. 48 for 2007. 2006 amounts principally consist of the transfer of Duke Energy Carolinas’ membership interests in Spectra Energy Capital to Duke Energy on April 3, 2006, cash payments and reserve reversals for 2006.
(b)	Principally nuclear property insurance and other reserves, included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Duke Energy Carolinas’ management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Duke Energy Carolinas’ internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Duke Energy Carolinas’ management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of Duke Energy Carolinas’ internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

PART III

Item 14. Principal Accounting Fees and Services.

Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) provided professional services to Duke Energy Corporation (Duke Energy) and its consolidated subsidiaries, for 2008 and 2007. The following table presents the fees that have been allocated to Duke Energy Carolinas, LLC (Duke Energy Carolinas):

Type of Fees	FY 2008	FY 2007
	(In millions)
Audit Fees(a)	$4.6	$5.5
Audit-Related Fees(b)	0.8	0.8
Tax Fees(c)	0.2	0.8

Total Fees:	$5.6	$7.1

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of Duke Energy and are allocated by Duke Energy to Duke Energy Carolinas for the audit of the Duke Energy Carolinas consolidated financial statements included in Duke Energy Carolinas’ annual report on Form 10-K and review of financial statements included in Duke Energy Carolinas quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards.
(b)	Audit-Related Fees are fees billed by Deloitte to Duke Energy and are allocated by Duke Energy to Duke Energy Carolinas for assurance and related services that are reasonably related to the performance of an audit or review of Duke Energy Carolinas financial statements, including assistance with acquisitions and divestitures, internal control reviews, employee benefit plan audits and general assistance with the implementation of the SEC rules pursuant to the Sarbanes-Oxley Act.
(c)	Tax Fees are fees billed by Deloitte to Duke Energy and are allocated by Duke Energy to Duke Energy Carolinas for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that provides that the independent public accountants are only permitted to provide services to Duke Energy and its consolidated subsidiaries, including Duke Energy Carolinas that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event that the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the SEC’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in 2008 and 2007 by the independent public accountant were approved by the Duke Energy Audit Committee pursuant to its pre-approval policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

Duke Energy Carolinas, LLC:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Member’s/Common Stockholders’ Equity and Comprehensive Income for the Years ended December 31, 2008, 2007 and 2006

Notes to the Consolidated Financial Statements

Quarterly Financial Data, as revised (unaudited, included in Note 21 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

(b) Exhibits—See Exhibit Index immediately following the signature page.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2009

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

Date: March 13, 2009

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

Exhibit Number
2.1	Agreement and Plan of Merger, dated as of May 8, 2005, as amended as of July 11, 2005, as of October 3, 2005 and as of March 30, 2006, by and among the registrant, Deer Holding Corp., Cinergy Corp., Deer Acquisition Corp., and Cougar Acquisition Corp. (filed in Form 8-K of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.), File No. 1-32853, April 4, 2006, as Exhibit 2.1).

3.1	Articles of Organization Including Articles of Conversion (filed with Form 8-K of registrant, File No. 1-4928, April 7, 2006, as exhibit 3.1).

3.1.1	Amended Certificate of Incorporation, effective October 1, 2006 (filed with the Form 10-Q of the registrant for the quarter ended September 30, 2006, File No. 1-4928, as exhibit 3.1).

3.2	Limited Liability Company Operating Agreement (filed with Form 8-K of registrant, File No. 1-4928, April 7, 2006, as exhibit 3.2).

10.1	Purchase and Sale Agreement dated as of January 8, 2006, by and among Duke Energy Americas, LLC, and LSP Bay II Harbor Holding, LLC (filed with Form 10-Q of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.) for the quarter ended March 31, 2006, File No. 1-32853, as exhibit 10.2).

10.1.1	Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC (filed with Form 10-Q of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.) for the quarter ended March 31, 2006, File No. 1-32853, as exhibit 10.2.1).

10.2	Fifteenth Supplemental Indenture, dated as of April 3, 2006, among the registrant, Duke Energy and JPMorgan Chase Bank, N.A. (as successor to Guaranty Trust Company of New York), as trustee (the “Trustee”), supplementing the Senior Indenture, dated as of September 1, 1998, between Duke Power Company LLC (formerly Duke Energy Corporation) and the Trustee (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, August 9, 2006, as exhibit 10.1).

10.3	Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, August 9, 2006, as exhibit 10.15).

10.4	Agreement with Dynegy, Inc. and Rockingham Power, L.L.C. to acquire an approximately 825 megawatt power plant located in Rockingham County, N.C. for approximately $195 million (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, May 25, 2006, as exhibit 10.1).

10.5	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed with the Form 8-K of the registrant, July 5, 2007, File No. 1-4928, as Exhibit 10.1).

E-1

PART IV

Exhibit Number
10.6	Asset Purchase Agreement by and Between Saluda River Electric Cooperative, Inc., as Seller, and Duke Energy Carolinas, LLC, as Purchaser, dated December 20, 2006 (filed with the Form 8-K of the registrant, File No. 1-4928, December 27, 2006, as exhibit 10.1).

10.7	Settlement between Duke Energy Corporation, Duke Energy Carolinas, LLC and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the U.S. Department of Energy dated as of March 6, 2007 (filed with the Form 8-K of the registrant, File No. 1-4928, March 12, 2007, as item 8.01).

10.8	Engineering, Procurement and Construction Agreement, dated July 11, 2007, by and between Duke Energy Carolinas, LLC and Stone &Webster National Engineering P.C. (filed with the Form 10-Q of the registrant, November 13, 2007, File No. 1-4928, as Exhibit 10.1). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.9	Amended and Restated Engineering, Procurement and Construction Agreement, dated February 20, 2008, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (filed with the Form 10-Q of the registrant, May 14, 2008, File No. 1-4928, as Exhibit 10.1). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.10	Amended No. 1 to the Amended and Restated Credit Agreement (filed on Form 8-K of the registrant, March 12, 2008, File No. 1-4928, as Exhibit 10.1).

10.11	Engineering and Construction Agreement, dated as of May 5, 2008, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc. (filed with the Form 10-Q of the registrant, August 13, 2008, File No. 1-4928, as of Exhibit 10.1). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.12	Eighty-Eighth Supplemental Indenture dated as of November 17, 2008, between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed with the Form 8-K of the registrant, File No. 1-4928, November 17, 2008, as item 4.1).

10.13	Underwriting Agreement, dated as of November 12, 2008, with Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named therein, in connection with Duke Energy Carolinas, LLC’s issuance and sale of $400,000,000 aggregate principal amount of its First and Refunding Mortgage Bonds, 5.75% Series C due 2013 and $500,000,000 aggregate principal amount of its First and Refunding Mortgage Bonds, 7.00% Series C due 2018 (filed with the Form 8-K of the registrant, File No. 1-4928, November 17, 2008, as item 99.1).

*12	Computation of Ratio of Earnings to Fixed Charges.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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