Form 10-Q
period 2009-03-31
Duke Energy Carolinas, LLC
filed 2009-05-13
CIK 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 Or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

MARCH 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;

•	State and federal legislative and regulatory initiatives and rulings that affect cost and investment recovery or have an impact on rate structures;

•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

•	Industrial, commercial and residential growth or decline in Duke Energy Carolinas, LLC (Duke Energy Carolinas) service territories, customer base or customer usage patterns;

•	Additional competition in electric markets and continued industry consolidation;

•	The influence of weather and other natural phenomena on Duke Energy Carolinas’ operations, including the economic, operational and other effects of storms, hurricanes, droughts and tornados;

•	The timing and extent of changes in commodity prices and interest rates;

•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;

•	The performance of electric generation facilities;

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements

	Three Months Ended March 31,
	2009	2008
Operating Revenues-Regulated Electric	$1,353	$1,384
Operating Expenses
Fuel used in electric generation and purchased power	404	407
Operation, maintenance and other	377	407
Depreciation and amortization	178	186
Property and other taxes	88	77
Total operating expenses	1,047	1,077
Operating Income	306	307
Other Income and Expenses, net	26	25
Interest Expense	85	79
Income Before Income Taxes	247	253
Income Tax Expense	85	85
Net Income	$162	$168

See Notes to Unaudited Consolidated Financial Statements.

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$28	$323
Short-term investments	46	46
Receivables (net of allowance for doubtful accounts of $7 at both March 31, 2009 and December 31, 2008)	1,053	1,176
Inventory	733	653
Other	382	323
Total current assets	2,242	2,521
Investments and Other Assets
Nuclear decommissioning trust funds	1,346	1,436
Other	1,168	1,218
Total investments and other assets	2,514	2,654
Property, Plant and Equipment
Cost	27,795	27,403
Less accumulated depreciation and amortization	10,298	10,145
Net property, plant and equipment	17,497	17,258
Regulatory Assets and Deferred Debits
Deferred debt expense	183	186
Regulatory assets related to income taxes	468	456
Other	1,143	1,042
Total regulatory assets and deferred debits	1,794	1,684
Total Assets	$24,047	$24,117

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	March 31, 2009	December 31, 2008
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$562	$639
Taxes accrued	70	106
Interest accrued	128	103
Current maturities of long-term debt	310	210
Other	300	380
Total current liabilities	1,370	1,438
Long-term Debt	6,767	7,069
Deferred Credits and Other Liabilities
Deferred income taxes	2,856	2,728
Investment tax credits	116	118
Asset retirement obligations	2,552	2,509
Other	2,908	2,939
Total deferred credits and other liabilities	8,432	8,294
Commitments and Contingencies
Member’s Equity
Member’s equity	7,511	7,349
Accumulated other comprehensive loss	(33)	(33)
Total member’s equity	7,478	7,316
Total Liabilities and Member’s Equity	$24,047	$24,117

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$162	$168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	224	224
Gains on sales of other assets	(6)	—
Deferred income taxes	121	6
Equity in earnings of unconsolidated affiliates	1	—
Contributions to qualified pension plans	(74)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	2	—
Receivables	187	145
Inventory	(81)	16
Other current assets	(80)	75
Increase (decrease) in
Accounts payable	(23)	14
Taxes accrued	(44)	15
Other current liabilities	(37)	(26)
Other assets	(17)	(20)
Other liabilities	1	4
Net cash provided by operating activities	336	621
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(479)	(596)
Purchases of available-for-sale securities	(686)	(9,078)
Proceeds from sales and maturities of available-for-sale securities	678	8,903
Sales of emission allowances	6	—
Change in restricted cash	5	(1)
Notes due from affiliate, net	46	—
Other	—	(3)
Net cash used in investing activities	(430)	(775)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	898
Redemption of long-term debt	(201)	(501)
Notes payable and commercial paper	—	(150)
Other	—	(6)
Net cash (used in) provided by financing activities	(201)	241
Net (decrease) increase in cash and cash equivalents	(295)	87
Cash and cash equivalents at beginning of period	323	21
Cash and cash equivalents at end of period	$28	$108

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$183	$167

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Income (Loss)
	Member’s Equity	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance December 31, 2007	$6,654	$(21)	$—	$6,633
Net income	168	—	—	168
Other Comprehensive Income
Net unrealized losses on cash flow hedges(a)	—	(8)	—	(8)
Reclassification into earnings from cash flow hedges(b)	—	(1)	—	(1)
Unrealized loss on investments in auction rate securities(c)	—	—	(3)	(3)

Total comprehensive income				156
Balance March 31, 2008	$6,822	$(30)	$(3)	$6,789

Balance December 31, 2008	$7,349	$(27)	$(6)	$7,316
Net income	162	—	—	162
Other Comprehensive Income
Reclassification into earnings from cash flow hedges(b)	—	1	—	1
Unrealized loss on investments in auction rate securities(c)	—	—	(1)	(1)

Total comprehensive income				162
Balance March 31, 2009	$7,511	$(26)	$(7)	$7,478

(a)	Net unrealized losses on cash flow hedges, net of $5 tax benefit in 2008.
(b)	Reclassification into earnings from cash flow hedges, net of insignificant tax expense in 2009 and insignificant tax benefit in 2008.
(c)	Net of $1 tax benefit in 2009 and $2 tax benefit in 2008.

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

These Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Unaudited Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Carolinas’ Form 10-K for the year ended December 31, 2008.

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

Use of Estimates. To conform to GAAP in the U.S., management makes estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour for all customer classes to the number of estimated kilowatt-hours delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the applicable contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of factors, including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are primarily recorded as Receivables in Duke Energy Carolinas’ Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, were approximately $204 million and $268 million, respectively.

Other Current and Non-Current Liabilities. At both March 31, 2009 and December 31, 2008, approximately $89 million of liabilities associated with vacation accrued were included in Other Current Liabilities in the Consolidated Balance Sheets. At March 31, 2009, this balance exceeded 5% of total current liabilities. Additionally, at March 31, 2009 and December 31, 2008, approximately $1,444 million and $1,481 million, respectively, of regulatory liabilities associated with asset removal costs are included in Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. At March 31, 2009, this balance exceeded 5% of total liabilities. Also see “Asbestos-related Injuries and Damages Claims” in Note 10 for additional amounts that exceeded 5% of total liabilities.

2. Business Segments

Duke Energy Carolinas operates one business segment, Franchised Electric, which is considered a reportable business segment under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Franchised Electric generates, transmits, distributes and sells electricity and conducts operations through Duke Energy Carolinas, which consists of the regulated electric utility business in North Carolina and South Carolina. Duke Energy Carolinas’ chief operating decision maker regularly reviews financial information about the business segment in deciding how to allocate resources and evaluate performance. There is no aggregation within the Franchised Electric reportable business segment.

The remainder of Duke Energy Carolinas’ operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate governance costs. Prior to July 1, 2008, Other also included a management fee charged by an unconsolidated affiliate (see Note 11). Effective July 1, 2008, the management fee was no longer charged to Duke Energy Carolinas.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Accounting policies for Duke Energy Carolinas’ segment are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy Carolinas’ Annual Report on Form 10-K for the year ended December 31, 2008. Management evaluates segment performance based on earnings before interest and taxes from continuing operations.

On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes.

Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the associated interest and dividend income on cash, cash equivalent and short-term investment balances are excluded from segment EBIT.

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
Three Months Ended March 31, 2009
Franchised Electric	$1,353	$362	$178

Total reportable segment	1,353	362	178
Other	—	(33)	—
Interest expense	—	(85)	—
Interest income	—	3	—

Total consolidated	$1,353	$247	$178

Three Months Ended March 31, 2008
Franchised Electric	$1,384	$382	$186

Total reportable segment	1,384	382	186
Other	—	(57)	—
Interest expense	—	(79)	—
Interest income	—	7	—

Total consolidated	$1,384	$253	$186

(a)	There were no intersegment revenues for the three months ended March 31, 2009 and 2008.

Segment Assets

At March 31, 2009 and December 31, 2008, substantially all of Duke Energy Carolinas’ segment assets are owned by its only reportable business segment, Franchised Electric.

3. Acquisitions of Businesses

Acquisitions. Duke Energy Carolinas consolidates assets and liabilities from acquisitions as of the purchase date, and includes results of operations from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the purchase date. The purchase price minus the estimated fair value of the acquired assets and liabilities meeting the definition of a business as defined in SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS No. 141R) is recorded as goodwill. The allocation of the fair value of all consideration transferred may be adjusted when additional, requested information is received during the allocation period, which generally does not exceed one year from the consummation date. Effective January 1, 2009, Duke Energy Carolinas adopted SFAS No. 141R, which applies to all acquisitions after December 31, 2008.

On September 30, 2008, Duke Energy Carolinas completed the purchase of a portion of Saluda River Electric Cooperative, Inc.’s (Saluda) ownership interest in the Catawba Nuclear Station. Under the terms of the agreement, Duke Energy Carolinas paid approximately $150 million for the additional ownership interest in the Catawba Nuclear Station. Following the closing of the transaction, Duke Energy Carolinas owns approximately 19% of the Catawba Nuclear Station. No goodwill was recorded as a result of this transaction. See Note 9 for discussion of the North Carolina Utilities Commission (NCUC) and Public Service Commission of South Carolina (PSCSC) approval of Duke Energy Carolinas’ petition requesting an accounting order to defer incremental costs incurred from the purchase of this additional ownership interest.

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

Duke Energy Carolinas recorded pre-tax stock-based compensation expense for each of the three months ended March 31, 2009 and 2008 as follows:

	Three Months Ended March 31
	2009	2008
	(in millions)
Phantom Awards	$1	$1
Performance Awards	1	1

Total	$2	$2

The tax benefit associated with the recorded expense for each of the three months ended March 31, 2009 and 2008 was approximately $1 million.

Stock Option Activity

Stock option awards issued under Duke Energy’s 2006 Long-Term Incentive Plan (2006 Plan) and 1998 Long-Term Incentive Plan (1998 Plan) generally vest over five years. Duke Energy did not award any stock options to Duke Energy Carolinas employees during the three months ended March 31, 2009 or 2008.

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2008	2,303	$18
Exercised	(1)	14
Transferred, forfeited or expired	(297)	17

Outstanding at March 31, 2009	2,005	18

Exercisable at March 31, 2009	2,005	$18

As all of the outstanding stock options issued to Duke Energy Carolinas employees are fully vested at March 31, 2009, no future compensation cost will be recognized by Duke Energy Carolinas for any of the outstanding stock option awards.

Phantom Stock Awards

Phantom stock awards issued and outstanding under the 2006 Plan generally vest over periods from immediate to three years. Phantom stock awards issued and outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 108,740 shares (fair value of approximately $2 million, based on the market price of Duke Energy’s common stock at the grant date) to Duke Energy Carolinas employees during the three months ended March 31, 2009. Duke Energy awarded 262,020 shares (fair value of approximately $5 million, based on the market price of Duke Energy’s common stock at the grant date) to Duke Energy Carolinas employees during the three months ended March 31, 2008.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table summarizes information about phantom stock awards outstanding at March 31, 2009:

Shares (in thousands)
Number of Phantom Stock Awards:
Outstanding at December 31, 2008	444
Granted	109
Vested	(86)
Forfeited/Transferred	(17)

Outstanding at March 31, 2009	450

As of March 31, 2009, Duke Energy Carolinas had approximately $3 million of unrecognized compensation expense associated with unvested phantom stock awards which is expected to be recognized over a weighted-average period of 1.7 years.

Performance Awards

Stock-based performance awards issued and outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years if performance targets are met. Duke Energy awarded 380,565 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the three months ended March 31, 2009. Duke Energy awarded 312,480 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the three months ended March 31, 2008.

The following table summarizes information about stock-based performance awards outstanding at March 31, 2009:

Shares (in thousands)
Number of Stock-based Performance Awards:
Outstanding at December 31, 2008	583
Granted	381
Vested	(83)
Forfeited/Transferred	(59)

Outstanding at March 31, 2009	822

As of March 31, 2009, Duke Energy Carolinas had approximately $6 million of unrecognized compensation expense associated with unvested performance awards which is expected to be recognized over a weighted-average period of 2.0 years.

Other Stock Awards

Other stock awards issued and outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued to Duke Energy Carolinas employees during the three months ended March 31, 2009 or 2008.

The following table summarizes information about other stock awards outstanding at March 31, 2009:

Shares (in thousands)
Number of Other Stock Awards:
Outstanding at December 31, 2008	136

Outstanding at March 31, 2009	136

As of March 31, 2009, Duke Energy Carolinas had approximately $1 million of unrecognized compensation expense associated with unvested other stock awards which is expected to be recognized over a weighted-average period of 1.8 years.

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

	March 31, 2009	December 31, 2008
	(in millions)
Materials and supplies	$428	$420
Coal held for electric generation	305	233

Total inventory	$733	$653

6. Debt and Credit Facilities

First and Refunding Mortgage Bonds. In January 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $400 million carry a fixed interest rate of 5.25% and mature January 15, 2018 and $500 million carry a fixed interest rate of 6.00% and mature January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million, which was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of interest expense over the life of the debt.

Money Pool. Beginning in October 2008, Duke Energy Carolinas receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that Duke Energy Carolinas separately manages its cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between Duke Energy Carolinas and other money pool participants. Participation in the money pool arrangement replaces Duke Energy Carolinas’ commercial paper program, which was terminated effective September 30, 2008. In connection with the termination of the commercial paper program, Duke Energy Carolinas repaid the approximately $300 million outstanding commercial paper balance and borrowed approximately $300 million via the money pool on a long-term basis, as discussed below. As of March 31, 2009 and December 31, 2008, Duke Energy Carolinas had net short-term money pool receivables of approximately $292 million and $338 million, respectively, which are classified within Receivables in the accompanying Consolidated Balance Sheets. At both March 31, 2009 and December 31, 2008, $300 million of Duke Energy Carolinas’ money pool borrowings were classified as long-term borrowings within Long-Term Debt in the accompanying Consolidated Balance Sheets. The $46 million decrease in the money pool receivable for the three months ended March 31, 2009 is reflected as a cash inflow in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows.

Available Credit Facilities. The total credit facility capacity under Duke Energy’s master credit facility is approximately $3.14 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sub limits of each borrower, subject to maximum cap limitation, at any time. At March 31, 2009, Duke Energy Carolinas’ borrowing sub limit under this master credit facility was $840 million. The amount available to Duke Energy Carolinas under the sub limits to Duke Energy’s master credit facility has been reduced by borrowings through the money pool arrangement, and the use of the master credit facility to backstop issuances of letters of credit and pollution control bonds, as discussed below.

At both March 31, 2009 and December 31, 2008, approximately $422 million of certain pollution control bonds and approximately $300 million of money pool borrowings, both of which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Carolinas’ intent and ability to utilize such borrowings as long-term financing. Duke Energy and Duke Energy Carolinas’ credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Carolinas the ability to refinance these short-term obligations on a long-term basis. Of the $422 million of pollution control bonds outstanding at March 31, 2009, approximately $195 million were backstopped by Duke Energy’s master credit facility (of which approximately $100 million is in the form of letters of credit), with the remaining balance backstopped by other specific credit facilities

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

separate from the master credit facility. Additionally, at March 31, 2009, Duke Energy Carolinas had approximately $7 million of letters of credit outstanding that were backstopped by this facility.

Restrictive Debt Covenants. Duke Energy’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2009, Duke Energy and Duke Energy Carolinas were in compliance with all covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

7. Employee Benefit Obligations

Duke Energy Carolinas participates in Duke Energy’s qualified pension plans, non-qualified pension plans and other post-retirement benefit plans. Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. In February 2009, Duke Energy Carolinas made a cash contribution of approximately $74 million, which represented its proportionate share of an approximate $107 million contribution (excluding Cinergy plans) to Duke Energy’s qualified pension plan. Duke Energy Carolinas did not make contributions to Duke Energy’s U.S. qualified or non-qualified pension plans during the three months ended March 31, 2008. Duke Energy Carolinas does not anticipate making additional contributions to its qualified or non-qualified pension plans during the remainder of 2009. Additionally, Duke Energy Carolinas participates in Duke Energy sponsored employee savings plans that cover substantially all U.S. employees. Duke Energy Carolinas expensed its proportionate share of pre-tax employer matching contributions of approximately $11 million and $12 million in the three months ended March 31, 2009 and 2008, respectively.

Net periodic pension cost (benefit) discussed below for the qualified, non-qualified and other post-retirement benefit plans represent the allocated cost of the respective pension plan for the periods presented. However, portions of the net periodic pension cost (benefit) discussed below have been capitalized as a component of property, plant and equipment.

Qualified Pension Plans

Net periodic pension (benefit) costs for qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $(2) million and $2 million for the three months ended March 31, 2009 and 2008, respectively.

Non-Qualified Pension Plans

Net periodic pension costs for non-qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $1 million for each of the three months ended March 31, 2009 and 2008.

Other Post-Retirement Benefit Plans

Net periodic costs for other post-retirement benefit plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $4 million and $5 million for the three months ended March 31, 2009 and 2008, respectively.

8. Risk Management, Derivative Instruments and Hedging Activities

The primary risks Duke Energy Carolinas manages by utilizing derivative instruments are commodity price risk and interest rate risk. Duke Energy Carolinas closely monitors the risks associated with commodity price changes and changes in interest rates on its operations and, where appropriate, uses various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments are designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133, while others either do not qualify as a hedge or have not been designated as hedges by Duke Energy Carolinas (hereinafter referred to as undesignated contracts). Duke Energy Carolinas’ primary use of energy commodity derivatives is to hedge its generation portfolio against exposure to the price of power. Interest rate swaps may be entered into to manage interest rate risk associated with Duke Energy Carolinas’ variable-rate and fixed-rate borrowings.

SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with SFAS No. 133, Duke Energy Carolinas may elect to designate qualifying commodity and interest rate derivatives as either cash flow hedges or fair value hedges. Additionally, Duke Energy Carolinas enters into derivative agreements that are

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. As substantially all of Duke Energy Carolinas operations apply the provisions of SFAS No. 71, gains and losses associated with undesignated contracts, are deferred as regulatory liabilities and assets, respectively, thus there is no immediate earnings impact associated with the change in fair values associated with these derivative contracts.

Commodity Price Risk

Duke Energy Carolinas is exposed to the impact of market changes in the future prices of electricity (energy and capacity), coal, natural gas and emission allowances (sulfur dioxide (SO2), seasonal nitrogen oxide (NOX) and annual NOX) as a result of its energy operations in electric generation. Duke Energy Carolinas is exposed to changes including, but not limited to, the cost of coal used to generate electricity, the prices of electricity in wholesale markets and the cost of emission allowances for SO2, seasonal NOX and annual NOX, primarily at Duke Energy Carolinas’ coal fired power plants. Duke Energy Carolinas closely monitors the risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity contracts to mitigate the effect of such fluctuations on operations. Duke Energy Carolinas’ exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity derivatives associated with the risk management of Duke Energy Carolinas’ energy operations are accounted for as undesignated contracts because Duke Energy Carolinas is able to defer gains or losses on the balance sheet as regulatory assets or liabilities under SFAS No. 71. Additionally, Duke Energy Carolinas enters into various contracts that qualify for the normal purchase and normal sales (NPNS) exception described in paragraph 10 of SFAS No. 133, as amended. Duke Energy Carolinas primarily applies the NPNS exception to contracts within the U.S. Franchised Electric and Gas business segments that relate to the physical delivery of electricity over the current year.

Commodity Fair Value Hedges. At March 31, 2009, Duke Energy Carolinas did not have any open commodity derivative instruments that were designated as fair value hedges under SFAS No. 133.

Commodity Cash Flow Hedges. At March 31, 2009, Duke Energy Carolinas did not have any open commodity derivative instruments that were designated as cash flow hedges under SFAS No. 133.

Undesignated Contracts. Duke Energy Carolinas uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. The contracts in this category as of March 31, 2009 are associated with forward power sales.

Interest Rate Risk

Duke Energy Carolinas is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Duke Energy Carolinas manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy Carolinas may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. At March 31, 2009, Duke Energy Carolinas had one open interest rate swap which is accounted for as a fair value hedge.

Additionally, in anticipation of certain fixed-rate debt issuances, Duke Energy Carolinas has executed forward starting interest rate swaps to lock in components of the market interest rates at the time of the debt issuance and terminated these hedges prior to the issuance of the corresponding debt. When these transactions occurred, the pre-tax gain or loss recognized from inception to termination of the hedges was recorded as a component of Accumulated Other Comprehensive Income (AOCI) and is being amortized as a component of interest expense over the life of the debt.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Volumes. The following table shows information relating to the volume of Duke Energy Carolinas’ derivative activity as of March 31, 2009. Amounts disclosed represent the notional dollar amounts of debt subject to derivative contracts accounted for at fair value in accordance with SFAS No. 133. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy Carolinas has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and time of delivery. Since all commodity positions are perfectly offset, no quantities are shown below.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

March 31, 2009
Financial Contracts
Interest rates (in millions)	$25

The following table shows fair value amounts of derivative contracts as of March 31, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

Location and Fair Value Amounts of Derivatives reflected in the Consolidated Balance Sheets

Balance Sheet Location

	March 31, 2009
	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as hedging instruments under SFAS No. 133

Interest rate contracts
Current Assets: Other	$1	$—
Investments and Other Assets: Other	1	—

Total derivatives designated as hedging instruments under SFAS No. 133	$2	$—

Derivatives not designated as hedging instruments under SFAS No. 133

Commodity contracts
Current Assets: Other	$7	$—
Current Liabilities: Other	—	8

Total derivatives not designated as hedging instruments under SFAS No. 133	$7	$8

Total Derivatives	$9	$8

Cash Flow Hedges—Location and Amount of Pre-Tax Losses Recognized in Comprehensive Income

During the three months ended March 31, 2009, approximately $1 million of pre-tax losses on interest rate hedges was reclassified from AOCI and recorded in the Consolidated Statements of Operations. As of March 31, 2009, approximately $5 million of pre-tax deferred net losses on derivative instruments related to terminated forward starting interest rate hedges accumulated on the Consolidated Balance Sheets in AOCI are expected to be recognized in earnings during the next twelve months as the hedged transactions occur.

Undesignated Hedges—Location and Amount of Losses Recognized as Regulatory Liabilities

During the three months ended March 31, 2009, an insignificant amount of net mark-to-market losses were recorded in the Consolidated Balance Sheets as a reduction to Regulatory Liabilities.

See Note 12 for additional information on fair value disclosures related to derivatives required by SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

9. Regulatory Matters

Rate Related Information. The NCUC and PSCSC approve rates for retail electric services within their states. The Federal Energy Regulatory Commission (FERC) approves rates for electric sales to wholesale customers served under cost-based rates.

Duke Energy Carolinas’ 2007 Rate Case. The NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues (Order) on December 20, 2007. The Order required that Duke Energy Carolinas’ test period for operating costs reflect an annualized level of the merger cost savings actually experienced in the test period in keeping with traditional principles of rate making. The NCUC explained that because rates should be designed to recover a reasonable and prudent level of ongoing expenses, Duke Energy Carolinas’ annual cost of service and revenue requirement should reflect, as closely as possible, Duke Energy Carolinas’ actual costs. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, the NCUC preliminarily concluded that it would reconsider certain language in its 2006 merger order in order to allow it to authorize a 12-month increment rider, beginning January 2008, of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider. On February 18, 2008, the NCUC issued an order confirming their preliminary conclusion regarding the merger savings rider and the $80 million increment rider. Duke Energy Carolinas implemented the rate rider effective January 1, 2008 and terminated the rider effective January 1, 2009.

Energy Efficiency. On May 7, 2007, Duke Energy Carolinas filed its save-a-watt application with the NCUC. On February 26, 2009, the NCUC issued an order (i) approving Duke Energy Carolinas’ energy efficiency programs; (ii) requesting additional information on Duke Energy Carolinas’ returns under eight different compensation scenarios; and (iii) authorizing Duke Energy Carolinas’ to implement its rate rider pending approval of a final compensation mechanism by the NCUC. Duke Energy Carolinas filed the additional information requested by the NCUC on March 31, 2009. Intervenor comments on this filing are due May 22, 2009. Duke Energy Carolinas’ reply comments are due June 12, 2009. Duke Energy Carolinas will begin offering conservation programs to North Carolina retail customers on June 1, 2009.

On February 25, 2009, the PSCSC denied Duke Energy Carolinas’ save-a-watt application in Docket 2007-358-E. On April 15, 2009, Duke Energy Carolinas filed a Petition for Approval of Energy Efficiency Programs and An Accounting Order to Defer Costs Incurred in Connection with Development and Implementation of Energy Efficiency Programs with the PSCSC. Duke Energy Carolinas’ South Carolina petition requests (i) approval of conservation and demand response programs; (ii) cancellation of certain existing demand response programs; (iii) deferral of the costs incurred to develop and implement the energy efficiency programs from June 1, 2009 until the date these costs are reflected in electric rates; and (iv) assurance that Duke Energy Carolinas may true-up incentives for costs deferred pursuant to the petition in accordance with the PSCSC order on the appropriate compensation mechanism in Duke Energy Carolinas’ 2009 general rate proceeding. On May 6, 2009, the PSCSC approved the petition as requested. Duke Energy Carolinas will begin offering demand response and conservation programs effective June 1, 2009.

Renewable Resources. On June 6, 2008, Duke Energy Carolinas filed an application with the NCUC seeking approval to implement a solar photovoltaic distributed generation program (Program). Duke Energy Carolinas proposed to invest $100 million over two years to install electricity generating solar panels at up to 850 North Carolina sites including homes, schools, stores and factories under the Program. The Program will help Duke Energy Carolinas meet the requirement of North Carolina’s Renewable and Energy Efficiency Portfolio Standard (REPS). It will also enable Duke Energy Carolinas to evaluate the role of distributed generation on Duke Energy Carolinas’ electrical system and gain experience in owning and operating renewable energy resources. Because the Program involves the construction of electrical generating facilities, the NCUC must issue Duke Energy Carolinas a Certificate of Public Convenience and Necessity before it may proceed. The REPS statute provides for the recovery of costs Duke Energy Carolinas incurs to comply with its requirements, principally through an annual rate rider.

Prior to the evidentiary hearing on October 23, 2008, and in response to concerns raised by the Public Staff and various solar energy groups, Duke Energy Carolinas agreed to reduce the size of the Program to invest $50 million to install up to 10 MWs of solar photovoltaic capacity. Based upon the revised size and availability of state and federal tax credits, Duke Energy Carolinas estimates that the Program would result in a monthly charge of approximately $0.08 for residential customers. On December 31, 2008, the NCUC issued its Order Granting a Certificate of Public Convenience and Necessity (CPCN) Subject to Conditions. The conditions are (i) reduction of the program size from 20 MWs to 10 MWs (as previously agreed upon by Duke Energy Carolinas); and (ii) limiting program costs recoverable through the REPS rider to program costs equivalent to the cost of the third place bid in Duke Energy Carolinas’ 2007 request for proposal for renewable energy. The Order leaves open the opportunity to recover the excess costs through other recovery mechanisms.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Because the Order creates a risk that Duke Energy Carolinas would violate tax normalization rules associated with renewable tax credits, Duke Energy Carolinas filed a motion for reconsideration on January 29, 2009. The NCUC set a briefing schedule and scheduled oral argument on the motion for reconsideration on March 23, 2009. Prior to the oral argument, Duke Energy Carolinas filed both initial and rebuttal briefs in support of its motion for reconsideration. In its briefs, Duke Energy Carolinas requested that the NCUC withdraw the Order in its entirety and issue a new order consistent with one of the three alternatives forms of relief designed to permit all Program costs to be recovered through the REPS rider or to clarify the Order and provide adequate assurance of recovery so as to avoid a normalization violation and correct the Order’s unintended implication that compliance with the tax law might not be reasonable and prudent.

On May 6, 2009, the NCUC issued an Order allowing Duke Energy Carolinas to proceed with the Program and allowed Duke Energy Carolinas to recover all costs incurred in executing the Program through a combination of the REPS rider and base rates, subject to the NCUC’s review of the reasonableness and prudence of Duke Energy Carolinas’ execution of the Program. However, the NCUC declined to remove the limitation on costs recoverable through the REPS rider.

Deferral of Costs. On February 4, 2009, Duke Energy Carolinas filed petitions with the NCUC and the PSCSC requesting an accounting order to defer certain environmental compliance costs and the incremental costs incurred from the purchase of a portion of Saluda River’s ownership interest in the Catawba Nuclear Station and certain post-in-service costs that are being or will be incurred in connection with the addition of the Allen Steam Station flue gas desulfurization equipment related to environmental compliance scheduled to go into service in the spring of 2009. The costs Duke Energy Carolinas is seeking to defer are the incremental costs that are being incurred or will be incurred from the date these assets are placed in service to the date Duke Energy Carolinas is authorized to begin reflecting in rates the recovery of such costs on an on-going basis. On February 25, 2009, the PSCSC approved the deferral of these costs. The NCUC granted Duke Energy Carolinas’ request to defer costs for both Allen Steam Station and the Catawba Nuclear Station on March 31, 2009 and Duke Energy Carolinas began deferring the costs in the first quarter of 2009.

Broad River Energy Center. On August 25, 2007, Duke Energy Carolinas experienced a disturbance on its bulk electric system which initiated at the Broad River Energy Center, a generating station owned and operated by a third party. The disturbance resulted in the tripping of six Duke Energy Carolinas generating units and the temporary opening of five 230 kilovolt (KV) transmission lines. The event resulted in no loss of load. In September 2008 the FERC initiated a preliminary, non-public investigation to determine if there were any potential violations by Duke Energy Carolinas of the North American Electric Reliability Council (NERC) Reliability Standards. This investigation was coordinated with on an ongoing Compliance Violation Investigation (CVI) conducted by SERC Reliability Corporation (SERC). On March 5, 2009, FERC presented its preliminary findings about the event to Duke Energy Carolinas, and solicited Duke Energy Carolinas’ responsive views about the event and the findings. On March 27, 2009, Duke Energy Carolinas conveyed its responsive views to FERC Staff. This investigation could result in penalties being assessed.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a CPCN to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. The NCUC’s Order explained the basis for its decision to approve construction of one unit, with an approved cost estimate of $1.93 billion (including allowance for funds used during construction (AFUDC)), and included certain conditions including providing for updates on construction cost estimates. A group of environmental intervenors filed a motion and supplemental motion for reconsideration in April 2007 and May 2007, respectively. On May 6, 2009, North Carolina Waste Awareness Reduction Network filed a motion to revoke the CPCN. The NCUC denied the motions for reconsideration in June 2007. On February 27, 2009, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding up to approximately $0.6 billion of AFUDC) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax credits, as discussed further below. On February 20, 2008, Duke Energy Carolinas entered into an amended and restated engineering, procurement, construction and commissioning services agreement, valued at approximately $1.3 billion, with an affiliate of The Shaw Group, Inc., of which approximately $950 million relates to participation in the construction of Cliffside Unit 6, with the remainder related to a flue gas desulfurization system on an existing unit at Cliffside.

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions were filed appealing the final air permit. Duke Energy intervened in all four cases which have been consolidated. A hearing is not expected before the end of 2009. See Note 10 for a discussion of a lawsuit filed by the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) related to the construction of Cliffside Unit 6.

On October 14, 2008, Duke Energy Carolinas submitted revised hazardous air pollutant (HAPs) emissions determination documentation including revised emission source information to the Division of Air Quality (DAQ) indicating that no maximum achievable control technology (MACT) or MACT-like requirements apply because Cliffside Unit 6 has been demonstrated to be a minor source of HAPs. On October 24, 2008, Duke Energy Carolinas filed to amend its air permit to include emission limits to assure the public of the minor source status of Cliffside Unit 6. The DAQ held public hearings on January 15, 2009, in Forest City, North Carolina and January 22, 2009, in Statesville, North Carolina to allow public comment on the DAQ’s proposal to find Cliffside Unit 6 as a minor source of hazardous air pollutants. The meeting notices were accompanied with a draft permit that includes the minor source limits and monitoring requirements that make the limits enforceable. The DAQ issued the revised permit on March 13, 2009, finding that Cliffside Unit 6 is a minor source of HAPs and imposing additional conditions to assure that emissions stay below the major source threshold.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

On October 15, 2008 DAQ issued a final construction permit authorizing construction of the Buck combined cycle natural gas-fired generating units.

Federal Advanced Clean Coal Tax Credits. Duke Energy Carolinas has been awarded approximately $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6. In March, 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy Carolinas was not a party to the case, the allegations center on the tax incentives provided for Duke Energy Carolinas’ Cliffside project. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the U.S. Department of Energy and the U.S. Department of the Treasury. On November 10, 2008, the District Court dismissed the case, finding that plaintiffs lacked standing to pursue their claims. The plaintiff’s motion for reconsideration of the ruling remains pending.

Other Matters

City of Orangeburg, South Carolina Wholesale Sales. On June 28, 2008, Duke Energy Carolinas filed notice with the NCUC, that it intends to sell electricity to the City of Orangeburg, South Carolina (City of Orangeburg), a wholesale customer, at native load priority. Duke Energy Carolinas and the City of Orangeburg also filed a joint petition asking the NCUC to declare that the City of Orangeburg contract and all future Duke Energy Carolinas native load priority wholesale contracts will be treated for ratemaking and reporting purposes in the same manner as such existing wholesale contracts (i.e., revenues from those contracts will be allocated to wholesale jurisdiction and costs will be allocated to wholesale jurisdiction at system average costs). The Public Staff, the Attorney General’s Office, Progress Energy Carolinas and other large customer and environmental groups have opposed Duke Energy Carolinas’ notice and declaratory judgment petition. The City of Fayetteville, North Carolina and the City of Greenwood, South Carolina are supporting Duke Energy Carolinas’ petition. The NCUC held an oral argument and evidentiary hearing November 5-6, 2008. Briefs and proposed orders were filed on December 30, 2008. On March 30, 2009, the NCUC issued its Order in which it concluded that Duke Energy Carolinas can proceed with the City of Orangeburg contract at its own risk; however, Duke Energy Carolinas cannot treat the City of Orangeburg’s load as Duke Energy Carolinas native load. Further, the NCUC concluded that based on the evidence presented, a future Commission should allocate costs based upon incremental costs in any future ratemaking case. The NCUC distinguished the City of Orangeburg from wholesale customers that have been historically served by Duke Energy Carolinas because the City of Orangeburg has not shared in the costs of Duke Energy Carolinas’ existing system. A concurrence and dissent was issued by the NCUC Chairman, in which he identified possible preemption and other constitutional arguments against the majority’s decision. The City of Orangeburg has terminated its contract with Duke Energy Carolinas and informed Duke Energy Carolinas that it will continue to take service from South Carolina Electric & Gas Company through the end of 2010. Duke Energy Carolinas and the City of Orangeburg filed a joint Notice of Appeal to the North Carolina Court of Appeals.

Duke Energy Carolinas has also filed advance notices of its intent to serve additional wholesale customers; namely, the City of Greenwood, South Carolina and Haywood Electric Membership Corp., at native load priority. Given that these wholesale customers were historically served by Duke Energy Carolinas for a portion their load, Duke Energy Carolinas will seek to distinguish these contracts from the Orangeburg decision.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Clean Water Act 316(b). The Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans or other U.S. waters for cooling purposes. Eight of Duke Energy Carolinas’ eleven coal and nuclear-fueled generating facilities in which Duke Energy Carolinas is either a whole or partial owner are affected sources under that rule. On April 1, 2009, the U.S. Supreme Court ruled in favor of the plaintiff that the EPA may consider costs when determining which technology option each site should implement. Depending on how the cost-benefit analysis is incorporated into the revised EPA rule, the analysis could narrow the range of technology options required for each of the 8 affected facilities. Because of the wide range of potential outcomes, Duke Energy Carolinas is unable to estimate its costs to comply at this time.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral arguments in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. District Court asking the court to reconsider various parts of its rule vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. The court did not impose a deadline or schedule on the EPA. It is uncertain how long the current CAIR will remain in effect or how the new rulemaking will alter the CAIR.

The emission controls Duke Energy Carolinas is installing to comply with state clean air legislation will contribute significantly to achieving compliance with CAIR requirements. Duke Energy Carolinas is currently unable to estimate the costs to comply with any new rule EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above.

Coal Combustion Product (CCP) Management. Duke Energy Carolinas currently estimates that it will spend approximately $140 million over the period 2009-2013 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $15 million as of both March 31, 2009 and December 31, 2008. These accruals represent Duke Energy Carolinas’ provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in federal court alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the maximum achievable control technology (MACT) emission limits will be met for all prospective emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In June 2008, Duke Energy Carolinas announced that it would voluntarily perform a MACT assessment of air emission controls planned for Cliffside Unit 6. In July 2008, Duke Energy Carolinas submitted the results of the assessment to the North Carolina Department of Environment and Natural Resources. On August 8, 2008 the plaintiffs filed a motion for summary judgment and on August 11, 2008 Duke Energy Carolinas filed a motion to dismiss. Both motions were argued on October 16, 2008. On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a MACT process before the DAQ. The court did not order an injunction against further construction, but retained jurisdiction to monitor the MACT proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MACT filing and supporting information to the DAQ specifically seeking the DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the Clean Air Act and submitting a MACT determination application. The DAQ held public hearings on January 15, 2009 in Forest City, North Carolina and January 22, 2009 in Statesville, North Carolina to allow public comment on the DAQ’s proposal to find Cliffside Unit 6 a minor source of HAPs. The meeting notices were accompanied with a draft permit that includes the minor source limits and monitoring requirements that make the limits enforceable. The DAQ issued the revised permit on March 13, 2009, finding that Cliffside Unit 6 is a minor source of HAPs and imposing additional conditions to assure that emissions stay below the major source threshold. A trial on any residual issues is scheduled for August 2009. Concurrent with the initiation of the MACT process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit Court of Appeals of the Court’s December 2, 2008 Order to reverse the court’s determination that Duke Energy Carolinas violated the CAA. The trial court has set a trial commencing in June 2009 to hear outstanding remedy issues.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,019 million and $1,031 million as of March 31, 2009 and December 31, 2008, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change Duke Energy Carolinas’ estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,074 million in excess of the self insured retention. Insurance recoveries of approximately $1,007 million and $1,032 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of March 31, 2009 and December 31, 2008, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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

Duke Energy Carolinas has exposure to certain legal matters that are described herein. As of March 31, 2009 and December 31, 2008, Duke Energy Carolinas has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1 billion and $1.1 billion, respectively, for these proceedings and exposures. Duke Energy Carolinas has insurance coverage for certain of these losses incurred. The reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.” As of March 31, 2009 and December 31, 2008, Duke Energy Carolinas recognized approximately $1,007 million and $1,032 million, respectively, of probable insurance recoveries related to these losses.

Duke Energy Carolinas expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. As part of its normal business, Duke Energy Carolinas enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as derivatives or qualifying hedge positions.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

11. Related Party Transactions

Assets/(Liabilities)

	March 31, 2009	December 31, 2008
	(in millions)
Other current assets—due from affiliated companies(a)(b)	$321	$300
Other current liabilities—due to affiliated companies(b)(c)	(93)	(93)
Net deferred tax liabilities—due to Duke Energy(d)	(2,836)	(2,700)

(a)	Of the balance at March 31, 2009, $257 million is classified as Other within Current Assets and $64 million is classified as Receivables on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $202 million is classified as Other within Current Assets and approximately $98 million is classified as Receivables on the Consolidated Balance Sheets.
(b)	Balances exclude assets or liabilities associated with money pool arrangements as discussed below.
(c)	The balances are classified as Accounts Payable on the Consolidated Balance Sheets.
(d)	Of the balance at March 31, 2009, approximately $(2,856) million is classified as Deferred Income Taxes and $20 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(2,728) million is classified as Deferred income taxes within Deferred Credits and Other Liabilities and approximately $28 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Carolinas is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. During the three months ended March 31, 2009 and 2008, Duke Energy Carolinas recorded governance and shared services expenses of approximately $191 million and $187 million, respectively. Additionally, as discussed in Note 2, up through June 30, 2008, Duke Energy Carolinas was charged a management fee by the same unconsolidated affiliate. This management fee amounted to approximately $18 million for the three months ended March 31, 2008. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

Duke Energy Carolinas incurs expenses related to its insurance coverage through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were approximately $7 million for each of the three months ended March 31, 2009 and 2008. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. Additionally, Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy. This rental income was approximately $4 million and $3 million for the three months ended March 31, 2009 and 2008, respectively.

As discussed further in Note 6, Duke Energy Carolinas participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. As of March 31, 2009, Duke Energy Carolinas had net receivables of approximately $292 million, which are classified within Receivables in the accompanying Consolidated Balance Sheets, and approximately $300 million of outstanding money pool borrowings which are classified as long-term borrowings within Long-Term Debt in the accompanying Consolidated Balance Sheets.

12. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Carolinas adopted SFAS No. 157. Through December 31, 2008, Duke Energy Carolinas’ adoption of SFAS No. 157 was limited to financial instruments and to non-financial derivatives as, in February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy Carolinas as a result of the adoption of SFAS No. 157.

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

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Consolidated Balance Sheets at fair value at March 31, 2009 and December 31, 2008:

	Total Fair Value Amounts at March 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$70	$—	$—	$70
Nuclear decommissioning trust fund(b)	1,346	789	557	—
Derivative Assets	9	—	9	—

Total assets	$1,425	$789	$566	$70
Derivative liabilities	(8)	—	(8)	—

Net assets	$1,417	$789	$558	$70

(a)	Approximately $24 million of auction rate securities are included in Other within Investments and Other Assets and approximately $46 million are classified as Short-Term Investments within Current Assets on the Consolidated Balance Sheets.
(b)	See Note 13 for additional information related to investments by major security type.

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$72	$—	$—	$72
Nuclear decommissioning trust fund(b)	1,436	853	583	—
Derivative Assets	16	—	16	—

Total Assets	$1,524	$853	$599	$72

Derivative Liabilities	(13)	—	(13)	—

Net Assets	$1,511	$853	$586	$72

(a)	Approximately $26 million of auction rate securities are included in Other within Investments and Other Assets and approximately $46 million are classified as Short-Term Investments within Current Assets on the Consolidated Balance Sheets.
(b)	See Note 13 for additional information related to investments by major security type.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Available-for-Sale Auction Rate Securities
(in millions)
Balance at January 1, 2009	$72
Net transfers in and/or out of Level 3	—
Total pre-tax unrealized losses included in Other Comprehensive Income	(2)

Balance at March 31, 2009	$70

Available-for-Sale Auction Rate Securities
(in millions)
Balance at January 1, 2008	$—
Net transfers in and/or out of Level 3	82
Total pre-tax unrealized losses included in Other Comprehensive Income	(5)

Balance at March 31, 2008	$77

Valuation methods of the primary fair value measurements disclosed above are as follows:

Investments in equity securities: Investments in equity securities held in the nuclear decommissioning trust fund (NDTF) are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ, NYSE, NYMEX and Chicago Board of Trade, as well as pink sheets, which is an electronic quotation system that displays quotes for broker-dealers for many over-the-counter securities. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Duke Energy Carolinas does not adjust prices to reflect for after-hours market activity. The majority of Duke Energy Carolinas’ investments in equity securities are valued using Level 1 measurements.

Investments in available-for-sale auction rate securities: As of March 31, 2009, Duke Energy Carolinas has approximately $82 million par value (approximately $70 million fair value) of auction rate securities for which an active market does not currently exist. The vast majority of these auction rate securities are AAA rated student loan securities for which substantially all the values are ultimately backed by the U.S. government. All of these securities were valued as of March 31, 2009 using Level 3 measurements. The methods and significant assumptions used to determine the fair values of Duke Energy Carolinas’ investment in auction rate debt securities represented a combination of broker-provided quotations and estimations of fair value using validation of such quotations through internal discounted cash flow models which incorporated primarily Duke Energy Carolinas’ own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted (for liquidity and credit) discount rates when relevant observable inputs are not available to determine present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral.

During the first quarter of 2009, Duke Energy Carolinas adopted the provisions of FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment,” and applied the principles of these FSP’s to the valuation of and accounting for its investments in auction rate debt securities. Since management does not have the intent to sell its investments in auction rate debt securities and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of its cost basis, management concluded that there were no other-than-temporary impairments necessary as of March 31, 2009. Management will continue to monitor the carrying value of its entire portfolio of investments in the future to determine if any other-than-temporary impairment losses should be recorded.

Investments in debt securities: Most debt investments held in the NDTF are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Fair Value Disclosures Required Under FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments.” The fair value of financial instruments, excluding financial assets included in the scope of SFAS No. 157 disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of March 31, 2009 and December 31, 2008 are not necessarily indicative of the amounts Duke Energy Carolinas could have realized in current markets.

	As of March 31, 2009		As of December 31, 2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$7,077	$7,292	$7,279	$7,510

The fair value of cash and cash equivalents, accounts and notes receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

13. Investments in Debt and Equity Securities

Duke Energy Carolinas applies SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” (SFAS No. 115) to its investments in debt and equity securities and classifies its investments as available-for-sale, which are reported at fair value on the Consolidated Balance Sheets. Except for certain investments in debt and equity securities held in the NDTF, which are discussed separately below, unrealized gains and losses on investments classified as available-for-sale are included in AOCI, unless it is determined that the carrying value of an investment is other-than-temporarily impaired, at which time the write-down to fair value is included in earnings. Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets with respect to certain short-term investments that have historically provided for a high degree of liquidity, such as investments in auction rate debt securities.

Other-than-temporary impairment analysis for debt securities is based on the provisions of FSP No. FAS 115-2 and FAS 124-2, which is discussed further in Note 12. There were no other-than-temporary impairment charges associated with investments in debt securities during the three months ended March 31, 2009 and 2008.

Short-term investments. At both March 31, 2009 and December 31, 2008, Duke Energy Carolinas had approximately $46 million carrying value (approximately $50 million par value) of short-term investments, which consisted of investments in auction rate debt securities that are considered available-for-sale securities under SFAS No. 115. These investments in auction rate debt securities are classified as short-term investments as these investments either have a stated maturity within the next 12 months or Duke Energy Carolinas believes the investments are reasonably expected to be refunded within the next 12 months based on notification of a refunding plan by the issuer. The remaining balance of investments in auction rate debt securities are included in long-term investments and are discussed further below.

Other Long-term investments. Duke Energy Carolinas invests in debt and equity securities that are held in the NDTF. Additionally, approximately $32 million carrying value (approximately $24 million par value) of investments in auction rate debt securities have been classified as long-term at March 31, 2009 due to market illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale under SFAS No. 115 and, therefore, are reflected on the Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term.

As of March 31, 2009 and December 31, 2008, Duke Energy Carolinas’ NDTF held investments with a fair market value of approximately $1,346 million and $1,436 million, respectively. The NDTF is managed by independent investment managers with discretion to

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

buy, sell and invest pursuant to the objectives set forth by the trust agreement. Therefore, Duke Energy Carolinas has limited oversight of the day-to-day management of the NDTF investments. Since day-to-day investment decisions are not made by management of Duke Energy Carolinas, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Carolinas since buy and sell decisions are made by the investment manager of the NDTF. Accordingly, other-than-temporary impairment losses are recorded immediately when the fair value of individual investments held in the NDTF is less than the cost basis of the investment. However, pursuant to an order from the NCUC, all losses associated with investments in the NDTF are deferred as a regulatory asset, thus there is no impact on the earnings of Duke Energy Carolinas as a result of these other-than-temporary impairment write-downs.

The estimated fair values of short-term and long-term investments classified as available-for-sale are as follows (in millions):

	March 31, 2009			December 31, 2008
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Short-term Investments	$—	$(4)	$46	$—	$(4)	$46

Total short-term investments	$—	$(4)	$46	$—	$(4)	$46

Equity Securities	$98	$—	$739	$160	$—	$831
Corporate Debt Securities	2	—	105	3	—	88
Municipal Bonds	1	—	106	2	—	120
U.S. Government Bonds	15	—	257	17	—	272
Auction Rate Debt Securities	—	(8)	24	—	(6)	26
Other	—	—	137	—	—	125

Total long-term investments	$116	$(8)	$1,368	$182	$(6)	$1,462

(a)	Losses of approximately $166 million and $190 million as of March 31, 2009 and December 31, 2008, respectively, associated with investments held in the NDTF have been excluded from the table since, as discussed above, day-to-day investment decisions are not made by management of Duke Energy, thus the ability to hold investments in unrealized loss positions is outside the control of Duke Energy since buy and sell decisions are made by the investment manager of the NDTF. Accordingly, other-than-temporary impairment losses are recorded immediately when the fair value of individual investments held in the NDTF is less than the cost basis of the investment.

Debt securities held, which includes auction rate securities based on the stated maturity date, at March 31, 2009 mature as follows: $8 million in less than one year, $78 million in one to five years, $124 million in six to ten years and $328 million thereafter.

The fair values and gross unrealized losses of available-for-sale equity and debt securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Auction Rate Debt Securities(a)	70	(12)	—

Total	$70	$(12)	$—

(a)	See note 12 for other-than-temporary impairment considerations related to investments in auction rate debt securities.

	As of December 31, 2008
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Auction Rate Debt Securities(a)	72	—	(10)

Total	$72	$—	$(10)

(a)	See note 12 for other-than-temporary impairment considerations related to investments in auction rate debt securities.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

14. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Carolinas subsequent to March 31, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements.

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (SFAS No. 161). In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy Carolinas adopted SFAS No. 161 as of January 1, 2009. The adoption of SFAS No. 161 did not have any impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position. See Note 8 for disclosures required under SFAS No. 161.

FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). In May 2008, the FASB issued FSP APB 14-1, which addressed the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 does not change the accounting for more traditional types of convertible debt securities that do not have a cash settlement feature and FSP APB 14-1 does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument. For Duke Energy Carolinas, FSP APB 14-1 was applicable as of January 1, 2009 and must be applied retrospectively to all prior periods presented, even if the instrument has matured, has been converted, or has otherwise been extinguished as of the effective date of FSP APB 14-1. Since FSP APB 14-1 did not change the accounting for Duke Energy Carolinas’ 2003 issuance of $770 million of convertible debt that was fully converted to common stock during the years ended December 31, 2005, 2006 and 2007, the adoption of FSP APB 14-1 did not have any impact on Duke Energy Carolinas’ historical financial statements. Future impacts of FSP APB 14-1 will be determined by whether Duke Energy Carolinas issues convertible debt with cash settlement options.

The following new accounting standard has been issued, but has not yet been adopted by Duke Energy Carolinas as of March 31, 2009:

FSP No. FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). In December 2008, the FASB issued FSP FAS 132(R)-1, which amends SFAS No. 132(R) to require more detailed disclosures about employers’ plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additionally, companies will be required to disclose their pension assets in a fashion consistent with SFAS No. 157 (i.e., Level 1, 2, and 3 of the fair value hierarchy) along with a roll-forward of the Level 3 values each year. For Duke Energy, FSP FAS 132(R)-1 is effective for Duke Energy’s Form 10-K for the year ended December 31, 2009. The adoption of FSP FAS 132(R)-1 will not have any impact on Duke Energy’s results of operations, cash flows or financial position.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Changes to Unrecognized Tax Benefits

(in millions)
Unrecognized Tax Benefits—January 1, 2009	$462

Unrecognized Tax Benefits Changes
Gross increases—current period tax positions	2

Total Changes	2

Unrecognized Tax Benefits—March 31, 2009	$464

At both March 31, 2009 and December 31, 2008, Duke Energy Carolinas has approximately $286 million of unrecognized tax benefit that, if recognized, may affect the effective tax rate or a regulatory liability. At this time, Duke Energy Carolinas is unable to estimate the specific effect to either. It is reasonably possible that Duke Energy Carolinas will reflect an approximate $32 million reduction in unrecognized tax benefits within the next twelve months due to expected settlements.

Duke Energy Carolinas has the following tax years open:

Jurisdiction	Tax Years
Federal	1999 and after
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years

At March 31, 2009 and December 31, 2008, approximately $242 million and $202 million, respectively, of federal income taxes receivable are included in Other within Current Assets in the Consolidated Balance Sheets. At March 31, 2009, this balance exceeded 5% of total current assets.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Carolinas from its customers. These taxes, which are required to be paid regardless of Duke Energy Carolinas’ ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Carolinas acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Carolinas’ excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were approximately $33 million and $32 million for the three months ended March 31, 2009 and 2008, respectively.

The effective tax rate for the three months ended March 31, 2009 was approximately 34.3% as compared to the effective tax rate of 33.7% for the same period in 2008.

16. Subsequent Events

For information on subsequent events related to regulatory matters and commitments and contingencies, see Notes 9 and 10, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Unaudited Consolidated Financial Statements.

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

DUKE ENERGY CAROLINAS

	Three Months Ended March 31,
(in millions)	2009	2008	Increase (Decrease)
Operating revenues	$1,353	$1,384	$(31)
Operating expenses	1,047	1,077	(30)

Operating income	306	307	(1)
Other income and expenses, net	26	25	1
Interest expense	85	79	6

Income before income taxes	247	253	(6)
Income tax expense	85	85	—

Net income	$162	$168	$(6)

The $6 million decrease in Duke Energy Carolinas’ net income was primarily due to the following factors:

Operating Revenues. The decrease was primarily due to:

•

An approximate $18 million decrease in rates charged to retail customers primarily due to the expiration of the one-time increment rider related to merger savings that was included in North Carolina retail rates in 2008,

•

An approximate $17 million decrease in wholesale power revenues, net of sharing, primarily due to decreased sales volumes and lower prices on near-term sales as a result of weak market conditions driven by declining natural gas prices, partially offset by increased sales volumes to customer served under long-term contracts, and

•

An approximate $10 million decrease in weather adjusted sales volumes to retail customers reflecting both the overall declining economic conditions, which are primarily impacting the industrial sector, and the general decline in the textile industry in the Carolinas. Industrial sales decreased by approximately 19% compared to the same period in 2008.

Partially offsetting these decreases was:

•

An approximate $12 million increase in gigawatt-hour (GWh) sales to retail customers due to favorable weather. The number of heating degree days for the first quarter of 2009 was approximately 6% above normal compared to 1% below normal during the same period in 2008.

Operating Expenses. The decrease was primarily due to:

•

An approximate $30 million decrease in operating and maintenance expenses primarily due to lower outage and maintenance costs at nuclear and fossil generating plants, lower management fees from a consolidated affiliate of Duke Energy and lower governance costs, partially offset by increased storm costs primarily driven by a March 2009 snow storm, and

•	An approximate $8 million decrease in depreciation primarily due to lower depreciation rates, partially offset by additional capital spending.

PART I

Partially offsetting these decreases was:

•	An approximate $11 million increase in property and other taxes primarily due to a property tax refund in the first quarter of 2008 and overall higher property and payroll taxes.

Interest Expense. The increase in interest expense for the three months ended March 31, 2009 compared to the same period in the prior year was due primarily to increased long-term debt, partially offset by the debt component of AFUDC due to additional capital spending for ongoing construction projects.

Income Tax Expense. Income tax expense for the three months ended March 31, 2009 was flat compared to the same period in the prior year. The effective tax rate was approximately 34% for both periods.

Other Matters

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,074 million in excess of the self insured retention. Insurance recoveries of approximately $1,007 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of March 31, 2009. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. The insurance company continues to have financial strength ratings as an insurer from major rating agencies that are defined as “strong” and/or “excellent.” Based on the foregoing, management believes the insurance recovery asset is probable of recovery. However, while the insurance carrier is highly rated and appears to be in a strong financial position, it also appears to be exposed, along with many other companies in the insurance industry, to the current credit market situation and the volatility of the equity and fixed income markets. Other insurance companies have experienced rapid credit rating downgrades and there is no assurance that it will retain its current rating.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2009 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2009, see Note 9 to the Consolidated Financial Statements, “Regulatory Matters” and Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy Carolinas’ Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect Duke Energy Carolinas’ financial condition or future results. Additional risks and uncertainties not currently known to Duke Energy Carolinas or that Duke Energy Carolinas currently deems to be immaterial also may materially adversely affect Duke Energy Carolinas’ financial condition and/or results of operations.

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

DUKE ENERGY CAROLINAS, LLC

Date: May 13, 2009	/s/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: May 13, 2009	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller