Form 10-Q
period 2009-06-30
Duke Energy Carolinas, LLC
filed 2009-08-12
CIK 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 Or

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

June 30, 2009

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

•

Construction and development risks, associated with the completion of Duke Energy Carolinas’ capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from customers in a timely manner; and

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues-Regulated Electric	$1,290	$1,484	$2,643	$2,868
Operating Expenses
Fuel used in electric generation and purchased power	364	500	768	907
Operation, maintenance and other	401	463	778	870
Depreciation and amortization	170	186	348	372
Property and other taxes	77	78	165	155
Total operating expenses	1,012	1,227	2,059	2,304
Gains on Sales of Other Assets and Other, net	13	—	13	—
Operating Income	291	257	597	564
Other Income and Expenses, net	27	23	53	48
Interest Expense	80	85	165	164
Income Before Income Taxes	238	195	485	448
Income Tax Expense	87	73	172	158
Net Income	$151	$122	$313	$290

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$22	$323
Short-term investments	—	46
Receivables (net of allowance for doubtful accounts of $9 at June 30, 2009 and $7 at December 31, 2008)	1,126	1,176
Inventory	821	653
Other	572	323
Total current assets	2,541	2,521
Investments and Other Assets
Nuclear decommissioning trust funds	1,513	1,436
Other	1,181	1,218
Total investments and other assets	2,694	2,654
Property, Plant and Equipment
Cost	28,286	27,403
Less accumulated depreciation and amortization	10,445	10,145
Net property, plant and equipment	17,841	17,258
Regulatory Assets and Deferred Debits
Deferred debt expense	179	186
Regulatory assets related to income taxes	483	456
Other	1,089	1,042
Total regulatory assets and deferred debits	1,751	1,684
Total Assets	$24,827	$24,117

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	June 30, 2009	December 31, 2008
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$494	$639
Taxes accrued	93	106
Interest accrued	99	103
Current maturities of long-term debt	510	210
Other	312	380
Total current liabilities	1,508	1,438
Long-term Debt	6,566	7,069
Deferred Credits and Other Liabilities
Deferred income taxes	3,177	2,728
Investment tax credits	114	118
Asset retirement obligations	2,595	2,509
Other	2,984	2,939
Total deferred credits and other liabilities	8,870	8,294
Commitments and Contingencies
Member’s Equity
Member’s Equity	7,915	7,349
Accumulated other comprehensive loss	(32)	(33)
Total member’s equity	7,883	7,316
Total Liabilities and Member’s Equity	$24,827	$24,117

See Notes to Unaudited Consolidated Financial Statements

PART 1

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$313	$290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	439	446
Gains on sales of other assets	(13)	—
Deferred income taxes	428	209
Contributions to qualified pension plans	(74)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	2	(10)
Receivables	159	(86)
Inventory	(161)	27
Other current assets	(272)	133
Increase (decrease) in
Accounts payable	(25)	(155)
Taxes accrued	(19)	(21)
Other current liabilities	(57)	43
Other assets	(51)	(40)
Other liabilities	6	11
Net cash provided by operating activities	675	847
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,031)	(1,113)
Purchases of available-for-sale securities	(1,367)	(30,748)
Proceeds from sales and maturities of available-for-sale securities	1,352	30,037
Sales of emission allowances	12	—
Change in restricted cash	9	(1)
Notes due from affiliate, net	25	—
Other	(24)	(5)
Net cash used in investing activities	(1,024)	(1,830)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	77	1,896
Redemption of long-term debt	(278)	(601)
Notes payable and commercial paper	—	(150)
Capital contribution from parent	250	—
Other	(1)	(13)
Net cash provided by financing activities	48	1,132
Net (decrease) increase in cash and cash equivalents	(301)	149
Cash and cash equivalents at beginning of period	323	21
Cash and cash equivalents at end of period	$22	$170

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$126	$61

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Income (Loss)
	Member's Equity	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance December 31, 2007	$6,654	$(21)	$—	$6,633
Net income	290	—	—	290
Other Comprehensive Income
Net unrealized loss on cash flow hedges(a)	—	(6)	—	(6)
Reclassification into earnings from cash flow hedges(b)	—	(1)	—	(1)
Unrealized loss on investments in auction rate securities(c)	—	—	(4)	(4)

Total comprehensive income				279
Balance June 30, 2008	$6,944	$(28)	$(4)	$6,912

Balance December 31, 2008	$7,349	$(27)	$(6)	$7,316
Net income	313	—	—	313
Other Comprehensive Income
Reclassification into earnings from cash flow hedges(b)	—	2	—	2
Unrealized loss on investments in auction rate securities(c)	—	—	(1)	(1)

Total comprehensive income				314
Advance forgiveness from parent	3	—	—	3
Capital contribution from parent	250	—	—	250
Balance June 30, 2009	$7,915	$(25)	$(7)	$7,883

(a)	Net unrealized loss on cash flow hedges, net of $4 tax benefit in 2008.
(b)	Reclassification into earnings from cash flow hedges, net of $1 tax expense in 2009 and $1 tax benefit in 2008.
(c)	Net of insignificant tax benefit in 2009 and $3 tax benefit in 2008.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Carolinas, LLC (Duke Energy Carolinas), a wholly owned subsidiary of Duke Energy Corp. (Duke Energy), generates, transmits, distributes and sells electricity in North Carolina and South Carolina. These Unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Carolinas, as well as Duke Energy Carolinas’ approximate 19% undivided interest in the Catawba Nuclear Station. See Note 3 for discussion of Duke Energy Carolinas’ acquisition of additional ownership interest in the Catawba Nuclear Station in September 2008.

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

Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour for all customer classes to the number of estimated kilowatt-hours delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the applicable contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy Carolinas’ Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, were approximately $260 million and $234 million, respectively.

Other Current and Non-Current Liabilities. At both June 30, 2009 and December 31, 2008, approximately $89 million of liabilities associated with vacation accrued were included in Other Current Liabilities in the Consolidated Balance Sheets. Additionally, at June 30, 2009 and December 31, 2008, approximately $1,513 million and $1,481 million, respectively, of regulatory liabilities associated with asset removal costs are included in Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. At June 30, 2009, these balances exceeded 5% of total liabilities. Also see “Asbestos-related Injuries and Damages Claims” in Note 10 for additional amounts that exceeded 5% of total liabilities.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

On a segment basis, EBIT excludes discontinued operations and represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes.

Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the associated interest and dividend income on cash, cash equivalent and short-term investment balances are excluded from segment EBIT.

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2009
Franchised Electric	$1,290	$354	$170

Total reportable segment	1,290	354	170
Other	—	(37)	—
Interest expense	—	(80)	—
Interest income	—	1	—

Total consolidated	$1,290	$238	$170

Three Months Ended June 30, 2008
Franchised Electric	$1,484	$331	$186

Total reportable segment	1,484	331	186
Other	—	(59)	—
Interest expense	—	(85)	—
Interest income	—	8	—

Total consolidated	$1,484	$195	$186

Six Months Ended June 30, 2009
Franchised Electric	$2,643	$716	$348

Total reportable segment	2,643	716	348
Other	—	(70)	—
Interest expense	—	(165)	—
Interest income	—	4	—

Total consolidated	$2,643	$485	$348

Six Months Ended June 30, 2008
Franchised Electric	$2,868	$713	$372

Total reportable segment	2,868	713	372
Other	—	(116)	—
Interest expense	—	(164)	—
Interest income	—	15	—

Total consolidated	$2,868	$448	$372

(a)	There were no intersegment revenues for the three and six months ended June 30, 2009 and 2008.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Segment Assets

At June 30, 2009 and December 31, 2008, substantially all of Duke Energy Carolinas’ segment assets are owned by its only reportable business segment, Franchised Electric.

3. Acquisitions and Sales of Other Assets

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

Sales of Emission Allowances and Other Assets. For the six months ended June 30, 2009, the sale of other assets resulted in proceeds of approximately $13 million and net pre-tax gains of approximately $13 million, which are recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to sales of zero cost basis nitrogen oxide (NOx) emission allowances.

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

Duke Energy Carolinas recorded pre-tax stock-based compensation expense for each of the three and six months ended June 30, 2009 and 2008 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009(a)	2008	2009(a)	2008
	(in millions)
Phantom Awards	$1	$1	$2	$2
Performance Awards	1	1	2	2

Total	$2	$2	$4	$4

(a)	Excludes stock-based compensation cost capitalized of an insignificant amount and approximately $1 million for the three and six months ended June 30, 2009, respectively. No amounts were capitalized during the three or six months ended June 30, 2008.

The tax benefit associated with the expense recorded for the three months ended June 30, 2009 and 2008 was insignificant and approximately $1 million, respectively, and approximately $1 million and $2 million for the six months ended June 30, 2009 and 2008, respectively.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Stock Option Activity

Stock option awards issued under Duke Energy’s 2006 Long-Term Incentive Plan (2006 Plan) and 1998 Long-Term Incentive Plan (1998 Plan) generally vest over five years. Duke Energy did not award any stock options to Duke Energy Carolinas employees during the six months ended June 30, 2009 or 2008.

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2008	2,303	$18
Exercised	(14)	13
Transferred, forfeited or expired	(339)	17

Outstanding at June 30, 2009	1,950	19

Exercisable at June 30, 2009	1,950	$19

As all of the outstanding stock options issued to Duke Energy Carolinas employees are fully vested at June 30, 2009, no future compensation cost will be recognized by Duke Energy Carolinas for any of the outstanding stock option awards.

Phantom Stock Awards

Phantom stock awards issued and outstanding under the 2006 Plan generally vest over periods from immediate to three years. Phantom stock awards issued and outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 108,740 shares (fair value of approximately $2 million, based on the market price of Duke Energy’s common stock at the grant date) to Duke Energy Carolinas employees during the six months ended June 30, 2009. Duke Energy awarded 262,020 shares (fair value of approximately $5 million, based on the market price of Duke Energy’s common stock at the grant date) to Duke Energy Carolinas employees during the six months ended June 30, 2008.

The following table summarizes information about Duke Energy phantom stock awards outstanding at June 30, 2009:

Shares (in thousands)
Number of Phantom Stock Awards:
Outstanding at December 31, 2008	444
Granted	109
Vested	(99)
Forfeited/Transferred	(21)

Outstanding at June 30, 2009	433

As of June 30, 2009, Duke Energy Carolinas had approximately $3 million of unrecognized compensation expense associated with unvested phantom stock awards which is expected to be recognized over a weighted-average period of 1.5 years.

Performance Awards

Stock-based performance awards issued and outstanding under both the 2006 Plan and the 1998 Plan generally vest over three years if performance targets are met. Duke Energy awarded 380,565 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the six months ended June 30, 2009. Duke Energy awarded 312,480 shares (fair value of approximately $5 million) to Duke Energy Carolinas employees during the six months ended June 30, 2008.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table summarizes information about Duke Energy stock-based performance awards outstanding at June 30, 2009:

Shares (in thousands)
Number of Stock-based Performance Awards:
Outstanding at December 31, 2008	583
Granted	381
Vested	(83)
Forfeited/Transferred	(73)

Outstanding at June 30, 2009	808

As of June 30, 2009, Duke Energy Carolinas had approximately $6 million of unrecognized compensation expense associated with unvested performance awards which is expected to be recognized over a weighted-average period of 1.8 years.

5. Inventory

Inventory consists primarily of materials and supplies and coal held for electric generation and is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

	June 30, 2009	December 31, 2008
	(in millions)
Materials and supplies	$439	$420
Coal held for electric generation	382	233

Total inventory	$821	$653

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

In April 2008, Duke Energy Carolinas issued $900 million principal amount of mortgage refunding bonds, of which $300 million carries a fixed interest rate of 5.10% and matures April 15, 2018 and $600 million carries a fixed interest rate of 6.05% and matures April 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $23 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of Interest Expense over the life of the debt.

Other Debt. In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, had an initial interest rate of 2.15% which will be reset on a weekly basis.

Money Pool. Beginning in October 2008, Duke Energy Carolinas receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that Duke Energy Carolinas separately manages its cash needs and working capital requirements. Accordingly, there is no net

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

settlement of receivables and payables between Duke Energy Carolinas and other money pool participants. Participation in the money pool arrangement replaced Duke Energy Carolinas’ commercial paper program, which was terminated effective September 30, 2008. In connection with the termination of the commercial paper program, Duke Energy Carolinas repaid the approximately $300 million outstanding commercial paper balance and borrowed approximately $300 million via the money pool on a long-term basis, as discussed below. As of June 30, 2009 and December 31, 2008, Duke Energy Carolinas had net short-term money pool receivables of approximately $313 million and $338 million, respectively, which are classified within Receivables in the accompanying Consolidated Balance Sheets. The $25 million decrease in the money pool receivable for the six months ended June 30, 2009 is reflected as a cash inflow in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows. At June 30, 2009 and December 31, 2008, approximately $327 million and $300 million, respectively, of Duke Energy Carolinas’ money pool borrowings were classified as long-term borrowings within Long-Term Debt in the accompanying Consolidated Balance Sheets. The $27 million increase in the money pool borrowings for the six months ended June 30, 2009 is reflected as a cash inflow in Proceeds from the issuance of long-term debt within Net cash provided by financing activities on the Consolidated Statements of Cash Flows.

Available Credit Facilities. The total credit facility capacity under Duke Energy’s master credit facility is approximately $3.14 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sub limits of each borrower, subject to a maximum cap limitation, at any time. At June 30, 2009, Duke Energy Carolinas’ borrowing sub limit under this master credit facility was $840 million. The amount available to Duke Energy Carolinas under the sub limits to Duke Energy’s master credit facility has been reduced by borrowings through the money pool arrangement, and the use of the master credit facility to backstop issuances of letters of credit and pollution control bonds, as discussed below.

At June 30, 2009 and December 31, 2008, approximately $395 million and $422 million, respectively, of certain pollution control bonds and approximately $327 million and $300 million, respectively of money pool borrowings, both of which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Carolinas’ intent and ability to utilize such borrowings as long-term financing. Duke Energy and Duke Energy Carolinas’ credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Carolinas the ability to refinance these short-term obligations on a long-term basis. Of the approximate $395 million of pollution control bonds classified as long-term at June 30, 2009, approximately $195 million were backstopped by Duke Energy’s master credit facility (of which approximately $100 million is in the form of letters of credit), with the remaining balance backstopped by other specific credit facilities separate from the master credit facility. Additionally, at June 30, 2009, Duke Energy Carolinas had approximately $7 million of letters of credit outstanding that were backstopped by this facility.

Restrictive Debt Covenants. Duke Energy’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2009, Duke Energy and Duke Energy Carolinas were in compliance with all covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

7. Employee Benefit Obligations

Duke Energy Carolinas participates in Duke Energy’s qualified pension plans, non-qualified pension plans and other post-retirement benefit plans. Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. In February 2009, Duke Energy Carolinas made a cash contribution of approximately $74 million, which represented its proportionate share of an approximate $500 million contribution to Duke Energy’s qualified pension plan. Duke Energy Carolinas did not make contributions to Duke Energy’s U.S. qualified or non-qualified pension plans during the three and six months ended June 30, 2008. Duke Energy Carolinas does not anticipate making additional contributions to its qualified or non-qualified pension plans during the remainder of 2009. Additionally, Duke Energy Carolinas participates in Duke Energy sponsored employee savings plans that cover substantially all U.S. employees. Duke Energy Carolinas expensed its proportionate share of pre-tax employer matching contributions of approximately $8 million and $7 million in the three months ended June 30, 2009 and 2008, respectively. Duke Energy Carolinas expensed its proportionate share of pre-tax employer matching contributions of approximately $19 million for each of the six months ended June 30, 2009 and 2008.

Net periodic benefit cost discussed below for the qualified, non-qualified and other post-retirement benefit plans represent the allocated cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit cost discussed below have been capitalized as a component of property, plant and equipment.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Qualified Pension Plans

Net periodic pension cost (benefit) for qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $(1) million and $1 million for the three months ended June 30, 2009 and 2008, respectively. Net periodic pension cost (benefit) for qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $(3) million and $3 million for the six months ended June 30, 2009 and 2008, respectively.

Non-Qualified Pension Plans

Net periodic pension cost for non-qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was insignificant for each of the three months ended June 30, 2009 and 2008. Net periodic pension cost for non-qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $1 million for each of the six months ended June 30, 2009 and 2008.

Other Post-Retirement Benefit Plans

Net periodic other post-retirement benefit cost for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $5 million and $4 million for the three months ended June 30, 2009 and 2008, respectively. Net periodic other post-retirement benefit cost for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $9 million for each of the six months ended June 30, 2009 and 2008.

8. Risk Management, Derivative Instruments and Hedging Activities

The primary risks Duke Energy Carolinas manages by utilizing derivative instruments are commodity price risk and interest rate risk. Duke Energy Carolinas closely monitors the risks associated with commodity price changes and changes in interest rates on its operations and, where appropriate, uses various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments are designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), while others either do not qualify as a hedge or have not been designated as hedges by Duke Energy Carolinas (hereinafter referred to as undesignated contracts). Duke Energy Carolinas’ primary use of energy commodity derivatives is to hedge its generation portfolio against exposure to the price of power. Interest rate swaps may be entered into to manage interest rate risk associated with Duke Energy Carolinas’ variable-rate and fixed-rate borrowings.

SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with SFAS No. 133, Duke Energy Carolinas may elect to designate qualifying commodity and interest rate derivatives as either cash flow hedges or fair value hedges. Additionally, Duke Energy Carolinas enters into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. As substantially all of Duke Energy Carolinas operations apply the provisions of SFAS No. 71, gains and losses associated with undesignated contracts are deferred as regulatory liabilities and assets, respectively, thus there is no immediate earnings impact associated with the change in fair values of these derivative contracts.

Commodity Price Risk

Duke Energy Carolinas is exposed to the impact of market changes in the future prices of electricity (energy and capacity), coal, natural gas and emission allowances (sulfur dioxide (SO2), seasonal NOX and annual NOX) as a result of its energy operations in electric generation. Duke Energy Carolinas is exposed to changes including, but not limited to, the cost of coal used to generate electricity, the prices of electricity in wholesale markets and the cost of emission allowances for SO2, seasonal NOX and annual NOX, primarily at Duke Energy Carolinas’ coal fired power plants. Duke Energy Carolinas closely monitors the risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity contracts to mitigate the effect of such fluctuations on operations. Duke Energy Carolinas’ exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity derivatives associated with the risk management of Duke Energy Carolinas’ energy operations are accounted for as undesignated contracts because Duke Energy Carolinas is able to defer gains or losses on the balance sheet as regulatory liabilities or assets under SFAS No. 71. Additionally, Duke Energy Carolinas enters into various contracts that qualify for the normal purchase and normal sales (NPNS) exception described in paragraph 10 of SFAS No. 133, as amended. Duke Energy Carolinas primarily applies the

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

NPNS exception to contracts within the U.S. Franchised Electric and Gas business segments that relate to the physical delivery of electricity over the next 2 years.

Commodity Fair Value Hedges. At June 30, 2009, Duke Energy Carolinas did not have any open commodity derivative instruments that were designated as fair value hedges under SFAS No. 133.

Commodity Cash Flow Hedges. At June 30, 2009, Duke Energy Carolinas did not have any open commodity derivative instruments that were designated as cash flow hedges under SFAS No. 133.

Undesignated Contracts. Duke Energy Carolinas uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. The contracts in this category as of June 30, 2009 are associated with forward power sales.

Interest Rate Risk

Duke Energy Carolinas is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Duke Energy Carolinas manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy Carolinas may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. At June 30, 2009, Duke Energy Carolinas had one open interest rate swap which is accounted for as a fair value hedge.

Additionally, in anticipation of certain fixed-rate debt issuances, Duke Energy Carolinas has executed forward starting interest rate swaps to lock in components of the market interest rates at the time of the debt issuance and terminated these hedges prior to the issuance of the corresponding debt. When these transactions occurred, the pre-tax gain or loss recognized from inception to termination of the hedges was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of interest expense over the life of the debt.

Volumes

The following table shows information relating to the volume of Duke Energy Carolinas’ derivative activity outstanding as of June 30, 2009. Amounts disclosed represent the notional dollar amounts of debt subject to derivative contracts accounted for at fair value in accordance with SFAS No. 133. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy Carolinas has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and time of delivery. Since all commodity positions are perfectly offset, no quantities are shown below.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

June 30, 2009
Financial contracts
Interest rates (in millions)	$25

The following table shows fair value amounts of derivative contracts as of June 30, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Location and Fair Value Amounts of Derivatives Reflected in the Consolidated Balance Sheets

Balance Sheet Location

	June 30, 2009
	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives Designated as Hedging Instruments Under SFAS No. 133

Interest rate contracts
Current Assets: Other	$1	$—

Total derivatives designated as hedging instruments under SFAS No. 133	$1	$—

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133

Commodity contracts
Current Assets: Other	$8	$—
Current Liabilities: Other	—	9

Total Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	$8	$9

Total Derivatives	$9	$9

Cash Flow Hedges—Location and Amount of Pre-Tax Losses Recognized in Comprehensive Income

During the three and six months ended June 30, 2009, approximately $2 million and $3 million, respectively, of pre-tax losses on interest rate hedges were reclassified from Accumulated Other Comprehensive Loss and recorded in the Consolidated Statements of Operations. As of June 30, 2009, approximately $5 million of pre-tax deferred net losses on derivative instruments related to terminated forward starting interest rate hedges accumulated on the Consolidated Balance Sheets in Accumulated Other Comprehensive Loss are expected to be recognized in earnings during the next twelve months as the hedged transactions occur.

Undesignated Hedges—Location and Amount of Losses Recognized as Regulatory Assets

During the six months ended June 30, 2009, an insignificant amount of net mark-to-market losses were recorded in the Consolidated Balance Sheets as a reduction to Regulatory Liabilities.

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

2007 North Carolina Rate Case. On December 20, 2007, the NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues (Order), which required that Duke Energy Carolinas’ test period for operating costs reflect an annualized level of the merger cost savings actually experienced in the test period. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, on February 18, 2008 the NCUC issued an order authorizing a 12-month increment rider, beginning January 2008, of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Duke Energy Carolinas implemented the rate rider effective January 1, 2008 and terminated the rider effective January 1, 2009. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider.

2009 North Carolina Rate Case. On June 2, 2009, Duke Energy Carolinas filed an Application for Adjustment of Rates and Charges Applicable to Electric Service in North Carolina to increase its base rates by approximately 12.6%, constituting an increase in annual revenues from North Carolina retail operations of approximately $496 million. The Application is based upon a historical test year consisting of the 12 months ended December 31, 2008.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

The NCUC issued a procedural order setting five public hearings during September 2009 in various cities within Duke Energy Carolinas’ North Carolina service territory and an evidentiary hearing beginning October 19, 2009. Duke Energy Carolinas anticipates that new rates resulting from the proceeding, if approved, would be effective January 1, 2010. However, Duke Energy Carolinas cannot predict the outcome of this proceeding.

2009 South Carolina Rate Case. On July 27, 2009, Duke Energy Carolinas filed its Application for Authority to Increase and Adjust Rates and Charges for an increase in rates and charges in South Carolina. Duke Energy Carolinas has requested approval to raise general rates by an average of 9.3%, constituting an increase in annual revenues of approximately $104 million; however, customers would only experience a 7.2% increase if the PSCSC approves Duke Energy Carolinas’ plan to return money previously collected from customers for energy efficiency and demand side management (DSM) programs. Additionally, Duke Energy Carolinas also requested that the PSCSC approve a charge to customer bills to pay for Duke Energy Carolinas’ new energy efficiency efforts. This is Duke Energy Carolinas’ first base rate increase filing in South Carolina since 1991.

Parties to the proceeding include the Office of Regulatory Staff (ORS) and the South Carolina Energy Users Committee (SCEUC). The intervention deadline is September 25, 2009, with intervenor testimony due October 26, 2009, rebuttal testimony due November 5, 2009, and surrebuttal testimony due November 12, 2009. The public hearing will occur before the evidentiary hearing, which is scheduled to begin November 30, 2009. A commission order would be expected in January with new rates effective after January 27, 2010.

Energy Efficiency. On May 7, 2007, Duke Energy Carolinas filed its save-a-watt application with the NCUC. The save-a-watt proposal is based on the avoided cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency programs. On February 26, 2009, the NCUC issued an order (i) approving Duke Energy Carolinas’ energy efficiency programs; (ii) requesting additional information on Duke Energy Carolinas’ returns under eight different compensation scenarios; and (iii) authorizing Duke Energy Carolinas’ to implement its rate rider pending approval of a final compensation mechanism by the NCUC. Duke Energy Carolinas filed the additional information requested by the NCUC on March 31, 2009. On June 12, 2009, Duke Energy Carolinas filed with the NCUC a settlement agreement between Duke Energy Carolinas and the Public Staff and several environmental intervenors. Testimony of non-settling parties in response to the settlement agreement was due July 27, 2009. A hearing on the settlement has been scheduled for August 19, 2009. Duke Energy Carolinas began offering energy conservation programs to North Carolina retail customers and billing a conservation-only rider on June 1, 2009.

On May 6, 2009, the PSCSC approved Duke Energy Carolinas’ request for (i) approval of conservation and demand response programs; (ii) cancellation of certain existing demand response programs; (iii) deferral of the costs incurred to develop and implement the energy efficiency programs from June 1, 2009 until the date these costs are reflected in electric rates; and (iv) assurance that Duke Energy Carolinas may true-up incentives for costs deferred pursuant to the petition in accordance with the PSCSC order on the appropriate compensation mechanism in Duke Energy Carolinas’ 2009 general rate proceeding. Duke Energy Carolinas began offering demand response and conservation programs to South Carolina retail customers effective June 1, 2009.

Renewable Resources. On June 6, 2008, Duke Energy Carolinas filed an application with the NCUC seeking approval to implement a solar photovoltaic distributed generation program (Program). Duke Energy Carolinas proposed to invest $100 million over two years to install electricity generating solar panels at up to 850 North Carolina sites including homes, schools, stores and factories. The Program will help Duke Energy Carolinas meet the requirement of North Carolina’s Renewable and Energy Efficiency Portfolio Standard (REPS). It will also enable Duke Energy Carolinas to evaluate the role of distributed generation on Duke Energy Carolinas’ electrical system and gain experience in owning and operating renewable energy resources. Because the Program involves the construction of electrical generating facilities, Duke Energy Carolinas required a Certificate of Public Convenience and Necessity (CPCN) from the NCUC. The REPS statute provides for the recovery of costs Duke Energy Carolinas incurs to comply with its requirements, principally through an annual rate rider.

In response to concerns raised by the Public Staff and various solar energy groups, Duke Energy Carolinas agreed to reduce the size of the Program to invest $50 million to install up to 10 MWs of solar photovoltaic capacity. Based upon the revised size and availability of state and federal tax credits, Duke Energy Carolinas estimates that the Program would result in a monthly charge of approximately $0.08 for residential customers. On December 31, 2008, the NCUC issued its Order Granting a CPCN Subject to Conditions. The conditions are (i) reducing the program size from 20 MWs to 10 MWs (as previously agreed upon by Duke Energy Carolinas); and (ii) limiting program costs recoverable through the REPS rider to program costs equivalent to the cost of the third place bid in Duke Energy Carolinas’ 2007 request for proposal for renewable energy. The Order leaves open the opportunity to recover the excess costs through other recovery mechanisms.

On May 6, 2009, in response to Duke Energy Carolinas’ request for reconsideration, the NCUC issued an Order allowing Duke Energy Carolinas to proceed with the Program and allowed Duke Energy Carolinas to recover all costs incurred in executing the Program

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

through a combination of the REPS rider and base rates, subject to the NCUC’s review of the reasonableness and prudence of Duke Energy Carolinas’ execution of the Program. However, the NCUC declined to remove the limitation on costs recoverable through the REPS rider.

Deferral of Costs. On February 4, 2009, Duke Energy Carolinas filed petitions with the NCUC and the PSCSC requesting an accounting order to defer the incremental costs incurred from the September 2008 purchase of a portion of Saluda River’s ownership interest in the Catawba Nuclear Station and certain post-in-service costs that are being or will be incurred in connection with the addition of the Allen Steam Station flue gas desulfurization equipment related to environmental compliance scheduled to go into service in the spring of 2009. The costs Duke Energy Carolinas sought to defer are the incremental costs that are being incurred or will be incurred from the date these assets are placed in service to the date Duke Energy Carolinas is authorized to begin reflecting in rates the recovery of such costs on an on-going basis. On February 25, 2009 and March 31, 2009, the PSCSC and NCUC, respectively, approved the deferral of these costs. Duke Energy Carolinas began deferring the costs in the first quarter of 2009. These costs are included in the Duke Energy Carolinas application to adjust rates filed in North Carolina on June 2, 2009 and in South Carolina on July 27, 2009, as discussed above.

Broad River Energy Center. On August 25, 2007, Duke Energy Carolinas experienced a disturbance on its bulk electric system which initiated at the Broad River Energy Center, a generating station owned and operated by a third party. The disturbance resulted in the tripping of six Duke Energy Carolinas generating units and the temporary opening of five 230 kilovolt (KV) transmission lines. The event resulted in no loss of load. In September 2008 the FERC initiated a preliminary, non-public investigation to determine if there were any potential violations by Duke Energy Carolinas of the North American Electric Reliability Council (NERC) Reliability Standards. This investigation was coordinated with an ongoing Compliance Violation Investigation (CVI) conducted by SERC Reliability Corporation (SERC). On March 5, 2009, FERC presented its preliminary findings about the event to Duke Energy Carolinas and solicited Duke Energy Carolinas’ responsive views about the event and the findings. On March 27, 2009, Duke Energy Carolinas conveyed its responsive views to FERC Staff. This investigation could result in penalties being assessed.

Capital Expansion Projects.

Overview. Duke Energy Carolinas is engaged in planning efforts to meet projected load growth in its service territories. Capacity additions may include new nuclear, coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, Duke Energy Carolinas is taking steps now to ensure those options are available.

William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC), which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy Carolinas’ decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The 2007 requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC approved Duke Energy Carolinas’ William States Lee III Nuclear station project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008. On July 24, 2008, environmental intervenors filed motions to rescind or amend the approval orders issued by the NCUC and the PSCSC, and Duke Energy Carolinas subsequently filed responses in opposition to the motions. On August 13 and August 25, 2008, the PSCSC and NCUC, respectively, denied the environmental intervenor motion. The NRC review of the COL application continues and the current schedule concludes the COL may be granted in mid-2012. Duke Energy Carolinas filed with the Department of Energy (DOE) for a federal loan guarantee, which has the potential to significantly lower financing costs associated with the proposed William States Lee III Nuclear Station; however, it was not among the four projects selected by the DOE for the final phase of due diligence for the federal loan guarantee program. The project could be selected in the future if the program funding is expanded or if any of the current finalists drop out.

Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a CPCN to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. On February 27, 2009, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding up to approximately $0.6 billion of AFUDC) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

credits, as discussed further below. On May 6, 2009, the North Carolina Waste Awareness Network filed a motion to revoke the CPCN. Certain environmental intervenors filed comments in support of the motion whereas Duke Energy Carolinas and the NCUC Public Staff filed comments opposing the motion. The NCUC has not yet issued an order on the motion.

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

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions, which have since been consolidated, were filed appealing the final air permit. On May 12, 2009, the Administrative Law Judge issued rulings favorable to DENR and Duke Energy, dismissing several of petitioners’ claims and granting summary judgment against petitioners on other claims. A hearing on remaining claims is not expected before the end of 2009. See Note 10 for a discussion of a lawsuit filed by the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) related to the construction of Cliffside Unit 6.

On October 14, 2008, Duke Energy Carolinas submitted revised hazardous air pollutant (HAPs) emissions determination documentation including revised emission source information to the Division of Air Quality (DAQ) indicating that no maximum achievable control technology (MACT) or MACT-like requirements apply because Cliffside Unit 6 has been demonstrated to be a minor source of HAPs. On October 24, 2008, Duke Energy Carolinas filed to amend its air permit to include emission limits to assure the public of the minor source status of Cliffside Unit 6. After issuing a draft permit and holding public hearings on that draft permit in January 2009, the DAQ issued the revised permit on March 13, 2009, finding that Cliffside Unit 6 is a minor source of HAPs and imposing operating conditions to assure that emissions stay below the major source threshold. In May 2009, four contested case petitions were filed appealing the March 13, 2009 final air permit. The North Carolina DAQ has moved to consolidate all four cases with each other and with the four consolidated cases filed in 2008. Once consolidated, the same schedule will govern all eight cases. The four new cases have not yet been consolidated.

Dan River Steam Station and Buck Steam Station. On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC consolidated its consideration of the two CPCN applications and held an evidentiary hearing on the applications on March 11, 2008. The NCUC issued its order approving the CPCN applications for the Buck and Dan River combined cycle projects on June 5, 2008. On May 5, 2008, Duke Energy Carolinas entered into an engineering, construction and commissioning services agreement for the Buck combined cycle project, valued at approximately $275 million, with Shaw North Carolina, Inc. On November 5, 2008, Duke Energy Carolinas notified the NCUC that since the issuance of the CPCN Order, recent economic factors have caused increased uncertainty with regard to forecasted load and near-term capital expenditures, which has resulted in a modification of the construction schedule. Under the revised schedule, the Buck Project is expected to be delayed for a period of up to one year and is currently anticipated to begin operation in simple cycle mode in the summer of 2011 and convert to combined cycle mode in the summer of 2012. The Dan River Project is expected to begin operation in combined cycle mode in 2012 as originally planned, but without a phased-in simple cycle commercial operation.

On October 15, 2008, the DAQ issued a final construction permit authorizing construction of the Buck combined cycle natural gas-fired generating units.

Federal Advanced Clean Coal Tax Credits. Duke Energy Carolinas has been awarded approximately $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6. In March 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy Carolinas was not a party to the case, the allegations center on the tax incentives provided for Duke Energy Carolinas’ Cliffside project. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the U.S. Department of Energy and the U.S. Department of the Treasury. On November 10, 2008, the District Court dismissed the case, finding that plaintiffs lacked standing to pursue their claims. The plaintiff’s motion for reconsideration of the ruling remains pending.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Other Matters.

City of Orangeburg, South Carolina Wholesale Sales. On June 28, 2008, Duke Energy Carolinas filed notice with the NCUC that it intends to sell electricity to the City of Orangeburg, South Carolina (City of Orangeburg), a wholesale customer, at native load priority. Duke Energy Carolinas and the City of Orangeburg also filed a joint petition asking the NCUC to declare that the City of Orangeburg contract and all future Duke Energy Carolinas native load priority wholesale contracts will be treated for ratemaking and reporting purposes in the same manner as such existing wholesale contracts (i.e., revenues from those contracts will be allocated to wholesale jurisdiction and costs will be allocated to wholesale jurisdiction based on system average costs). On March 30, 2009, the NCUC issued its Order in which it concluded that Duke Energy Carolinas can proceed with the City of Orangeburg contract at its own risk; however, Duke Energy Carolinas cannot treat the City of Orangeburg’s load as Duke Energy Carolinas native load. Further, the NCUC concluded that based on the evidence presented, a future Commission should allocate costs based upon incremental costs in any future ratemaking case. The NCUC distinguished the City of Orangeburg from wholesale customers that have been historically served by Duke Energy Carolinas because the City of Orangeburg has not shared in the costs of Duke Energy Carolinas’ existing system. In April 2009, the City of Orangeburg terminated its contract with Duke Energy Carolinas and informed Duke Energy Carolinas that it will continue to take service from South Carolina Electric and Gas Company through the end of 2010. On April 29, 2009, Duke Energy Carolinas and the City of Orangeburg filed a Notice of Appeal with the North Carolina Court of Appeals. Additionally, on July 2, 2009, the City of Orangeburg filed a Petition for Declaratory Order with the FERC seeking relief from the NCUC Order on various grounds, including violation of the Public Utility Regulatory Policies Act voluntary coordination provisions and federal preemption.

Duke Energy Carolinas has also filed advance notices of its intent to serve additional wholesale customers; namely, the City of Greenwood, South Carolina and Haywood Electric Membership Corp., at native load priority. Given that these wholesale customers were historically served by Duke Energy Carolinas for a portion their load, Duke Energy Carolinas will seek to distinguish these contracts from the Orangeburg decision. On July 20, 2009, the NCUC issued an order concluding that Duke Energy Carolinas can proceed with the Greenwood purchased power agreement and that Greenwood’s load may be treated the same as retail native load.

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

Included in Other within Deferred Credits on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $15 million as of both June 30, 2009 and December 31, 2008. These accruals represent Duke Energy Carolinas’ provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

Clean Water Act 316(b). The Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans or other U.S. waters for cooling purposes. Eight of Duke Energy Carolinas’ eleven

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

coal and nuclear-fueled generating facilities in which Duke Energy Carolinas is either a whole or partial owner are affected sources under that rule. On April 1, 2009, the U.S. Supreme Court ruled in favor of the appellants that the EPA may consider costs when determining which technology option each site should implement. Depending on how the cost-benefit analysis is incorporated into the revised EPA rule, the analysis could narrow the range of technology options required for each of the 8 affected facilities. Because of the wide range of potential outcomes, Duke Energy Carolinas is unable to estimate its costs to comply at this time.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. District Court asking the court to reconsider various parts of its rule vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. The court did not impose a deadline or schedule on the EPA. It is uncertain how long the current CAIR will remain in effect or how the new rulemaking will alter the CAIR.

The emission controls Duke Energy Carolinas has installed to comply with state clean air legislation will contribute significantly to achieving compliance with the CAIR requirements. Duke Energy Carolinas is currently unable to estimate the costs to comply with any new rule the EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above.

Coal Combustion Product (CCP) Management. Duke Energy Carolinas currently estimates that it will spend approximately $140 million over the period 2009-2013 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Department of Justice, acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of Duke Energy Carolinas’ plants have been subject to these allegations. Duke Energy Carolinas asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

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

Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in federal court alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the maximum achievable control technology (MACT)

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

emission limits will be met for all prospective emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In July 2008, Duke Energy Carolinas voluntarily performed a MACT assessment of air emission controls planned for Cliffside Unit 6 and submitted the results to the DENR. On August 8, 2008 the plaintiffs filed a motion for summary judgment. On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a MACT process before the DAQ. The court did not order an injunction against further construction, but retained jurisdiction to monitor the MACT proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MACT filing and supporting information to the DAQ specifically seeking the DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the CAA and submitting a MACT determination application. Concurrent with the initiation of the MACT process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit of Appeals of the Court’s December 2, 2008 order to reverse the Court’s determination that Duke Energy Carolinas violated the CAA. The DAQ issued the revised permit on March 13, 2009. Based upon DAQ’s minor-source determination, Duke Energy Carolinas filed a motion requesting that the court abstain from further action on the matter and dismiss the plaintiffs’ complaint. The court granted Duke Energy Carolinas motion to abstain and dismissed the plaintiffs’ complaint without prejudice. Duke Energy Carolinas is considering whether it will further pursue the pending appeal.

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

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $1,005 million and $1,031 million as of June 30, 2009 and December 31, 2008, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change Duke Energy Carolinas’ estimated liability, as could any substantial adverse or

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside the control of Duke Energy Carolinas, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,074 million in excess of the self insured retention. Insurance recoveries of approximately $1,007 million and $1,032 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of June 30, 2009 and December 31, 2008, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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

Duke Energy Carolinas has exposure to certain legal matters that are described herein. As of June 30, 2009 and December 31, 2008, Duke Energy Carolinas has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1 billion and $1.1 billion, respectively, for these proceedings and exposures. Duke Energy Carolinas has insurance coverage for certain of these losses incurred. The reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.” As of June 30, 2009 and December 31, 2008, Duke Energy Carolinas recognized approximately $1,007 million and $1,032 million, respectively, of probable insurance recoveries related to these losses.

Duke Energy Carolinas expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. As part of its normal business, Duke Energy Carolinas enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as derivatives or qualifying hedge positions. See Note 8 for further discussion regarding Duke Energy Carolinas’ derivative activity.

11. Related Party Transactions

Balances due to or due from related parties included in the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(in millions)
Other current assets—due from affiliated companies(a)(b)	$521	$300
Other current liabilities—due to affiliated companies(b)(c)	(80)	(93)
Net deferred tax liabilities—due to Duke Energy(d)	(3,160)	(2,700)

(a)	Of the balance at June 30, 2009, $439 million is classified as Other within Current Assets and $82 million is classified as Receivables on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $202 million is classified as Other within Current Assets and approximately $98 million is classified as Receivables on the Consolidated Balance Sheets.
(b)	Balances exclude assets or liabilities associated with money pool arrangements as discussed below.
(c)	The balances are classified as Accounts Payable on the Consolidated Balance Sheets.
(d)	Of the balance at June 30, 2009, approximately $(3,177) million is classified as Deferred Income Taxes and $17 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(2,728) million is classified as Deferred income taxes within Deferred Credits and Other Liabilities and approximately $28 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Carolinas is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. During the three months ended June 30, 2009 and 2008, Duke Energy Carolinas recorded governance and shared services expenses of approximately $207 million and $201

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

million, respectively. During the six months ended June 30, 2009 and 2008, Duke Energy Carolinas recorded governance and shared services expenses of approximately $397 million and $388 million, respectively. Additionally, as discussed in Note 2, up through June 30, 2008, Duke Energy Carolinas was charged a management fee by the same unconsolidated affiliate. For the three and six months ended June 30, 2008, this management fee amounted to approximately $14 million and $32 million, respectively. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

Duke Energy Carolinas incurs expenses related to its insurance coverage through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were approximately $7 million for each of the three months ended June 30, 2009 and 2008, and approximately $14 million and $15 million for the six months ended June 30, 2009 and 2008, respectively. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. Additionally, Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy. This rental income was approximately $4 million and $3 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $8 million and $6 million for the six months ended June 30, 2009 and 2008, respectively.

As discussed further in Note 6, Duke Energy Carolinas participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. As of June 30, 2009, Duke Energy Carolinas had net receivables of approximately $313 million, which are classified within Receivables in the accompanying Consolidated Balance Sheets, and approximately $327 million of outstanding money pool borrowings which are classified as long-term borrowings within Long-Term Debt in the accompanying Consolidated Balance Sheets.

During the three months ended June 30, 2009, Duke Energy Carolinas’ received a $250 million capital contribution from its parent, Duke Energy. Additionally, during the three months ended June 30, 2009, Duke Energy Carolinas recorded an approximate $3 million increase in Member’s Equity as a result of forgiveness of an advance by its parent, Duke Energy.

12. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Carolinas adopted SFAS No. 157 for financial instruments and non-financial derivatives. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, effective January 1, 2009, Duke Energy Carolinas adopted SFAS No. 157 for non-financial assets and liabilities. Duke Energy Carolinas did not record any cumulative effect adjustment to retained earnings as a result of the adoption of SFAS No. 157.

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

Level 1 inputs—unadjusted quoted prices in active markets for identical assets or liabilities that Duke Energy Carolinas has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occurs with sufficient frequency and volume to provide ongoing pricing information. Duke Energy Carolinas does not adjust quoted market prices on Level 1 inputs for any blockage factor.

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

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Consolidated Balance Sheets at fair value at June 30, 2009 and December 31, 2008:

	Total Fair Value Amounts at June 30, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$71	$—	$—	$71
Nuclear decommissioning trust fund equity securities(b)	898	898	—	—
Nuclear decommissioning trust fund debt securities(b)	615	93	522	—
Derivative Assets(c)	9	—	9	—

Total assets	1,593	991	531	71
Derivative liabilities (c)	(9)	—	(9)	—

Net assets	$1,584	$991	$522	$71

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	See Note 13 for additional information related to investments by major security type.
(c)	See Note 8 for additional information related to derivatives.

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$72	$—	$—	$72
Nuclear decommissioning trust fund(b)	1,436	853	583	—
Derivative Assets	16	—	16	—

Total Assets	1,524	853	599	72

Derivative Liabilities	(13)	—	(13)	—

Net Assets	$1,511	$853	$586	$72

(a)	Approximately $26 million of auction rate securities are included in Other within Investments and Other Assets and approximately $46 million are classified as Short-Term Investments within Current Assets on the Consolidated Balance Sheets.
(b)	See Note 13 for additional information related to investments by major security type.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following tables provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Available-for-Sale Auction Rate Securities
(in millions)
Three Months Ended June 30, 2009
Balance at April 1, 2009	$70
Total pre-tax unrealized gains included in Other Comprehensive Income	1

Balance at June 30, 2009	$71

Six Months Ended June 30, 2009
Balance at January 1, 2009	$72
Total pre-tax unrealized losses included in Other Comprehensive Income	(1)

Balance at June 30, 2009	$71

Available-for-Sale Auction Rate Securities
(in millions)
Three Months Ended June 30, 2008
Balance at April 1, 2008	$77
Total pre-tax unrealized losses included in Other Comprehensive Income	(2)

Balance at June 30, 2008	$75

Six Months Ended June 30, 2008
Balance at January 1, 2008	$—
Transfers in to Level 3	82
Total pre-tax unrealized losses included in Other Comprehensive Income	(7)

Balance at June 30, 2008	$75

Valuation methods of the primary fair value measurements disclosed above are as follows:

Investments in equity securities: Investments in equity securities held in the nuclear decommissioning trust fund (NDTF) are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Duke Energy Carolinas does not adjust prices to reflect for after-hours market activity. The majority of Duke Energy Carolinas’ investments in equity securities are valued using Level 1 measurements.

Investments in available-for-sale auction rate securities: As of June 30, 2009, Duke Energy Carolinas has approximately $82 million par value (approximately $71 million fair value) of auction rate securities for which an active market does not currently exist. The majority of these auction rate securities are AAA rated student loan securities for which substantially all the values are ultimately backed by the U.S. government. All of these securities were valued as of June 30, 2009 using Level 3 measurements. The methods and significant assumptions used to determine the fair values of Duke Energy Carolinas’ investment in auction rate debt securities represented a combination of broker-provided quotations and estimations of fair value using validation of such quotations through internal discounted cash flow models which incorporated primarily Duke Energy Carolinas’ own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted (for liquidity and credit) discount rates when relevant observable inputs are not available to determine present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

As discussed further in Note 13, during the first quarter of 2009, Duke Energy Carolinas adopted the provisions of FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP No. FAS 157-4) and FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP No. FAS 115-2 and FAS 124-2) and applied the principles of these FSP’s to the valuation of its investments in auction rate debt securities. There were no other-than-temporary impairments associated with investments in auction rate debt securities necessary during the three or six months ended June 30, 2009.

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

Fair Value Disclosures Required Under FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments.” The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of SFAS No. 157 disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of June 30, 2009 and December 31, 2008 are not necessarily indicative of the amounts Duke Energy Carolinas could have realized in current markets.

	As of June 30, 2009		As of December 31, 2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$7,076	$7,444	$7,279	$7,510

The fair value of cash and cash equivalents, accounts and notes receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

13. Investments in Debt and Equity Securities

Duke Energy Carolinas applies SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities” (SFAS No. 115), to its investments in debt and equity securities and classifies its investments as available-for-sale, which are reported at fair value on the Consolidated Balance Sheets with unrealized gains and losses excluded from earnings and reported either as a regulatory asset or liability, as discussed further below, or as a component of other comprehensive income until realized.

Duke Energy Carolinas’s available-for-sale securities are comprised of investments held in the nuclear decommissioning trust fund (NDTF) and investments in auction rate debt securities. The investments within the NDTF are managed by an independent investment manager with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy Carolinas has limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Carolinas. Accordingly, all unrealized losses associated with equity securities within the NDTF are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. With respect to investments in debt securities within the NDTF, Duke Energy Carolinas applies the provisions of FSP No. FAS 115-2 and FAS 124-2, which is discussed further below. However, pursuant to regulatory accounting, all unrealized losses associated with investments in debt and equity securities within the NDTF are deferred as a regulatory asset, thus there is no impact on the earnings of Duke Energy Carolinas as a result of any other-than-temporary impairments that would otherwise be required to be recognized in earnings under SFAS No. 115 or FSP No. FAS 115-2 and 124-2, as discussed further below. For investments in auction rate debt securities, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is other-than-temporarily impaired, at which time the write-down to fair value may be included in earnings based on the criteria discussed below.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

With respect to investments in debt securities, during the first quarter of 2009, Duke Energy Carolinas adopted the provisions of FSP No. FAS 115-2 and FAS 124-2, which modified the other-than-temporary impairment guidance related to investments in debt securities. Under FSP No. FAS 115-2 and FAS 124-2, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. The adoption of FSP No. FAS 115-2 and FAS 124-2 primarily impacts Duke Energy’s Carolinas investments in auction rate debt securities since, as discussed above, the debt securities held in the NDTF receive regulatory deferral treatment of all unrealized losses. Since management believes, based on consideration of the criteria above, that no credit loss exists as of June 30, 2009 and management does not have the intent to sell its investments in auction rate debt securities, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis, management concluded that there were no other-than-temporary impairments necessary as of June 30, 2009. See Note 12 for additional information related to fair value measurements for investments in auction rate debt securities.

Management will continue to monitor the carrying value of its entire portfolio of investments in the future to determine if any other-than-temporary impairment losses should be recognized.

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

Short-term investments. At June 30, 2009, there were no available-for-sale securities classified as short-term investments. At December 31, 2008, Duke Energy Carolinas had approximately $46 million carrying value (approximately $49 million par value) of investments in auction rate debt securities classified as short-term investments as Duke Energy Carolinas believed the investments were reasonably expected to be refunded within the next 12 months based on notification of a refunding plan by the issuer. However, due to an ongoing delay in the refunding plan, Duke Energy Carolinas reclassified these securities to long-term investments in the second quarter of 2009. The remaining balance of investments in auction rate debt securities were included in long-term investments and are discussed further below.

Other Long-term investments. Duke Energy Carolinas invests in debt and equity securities that are held in the NDTF. Additionally, approximately $71 million carrying value (approximately $82 million par value) and approximately $26 million carrying value (approximately $33 million par value) of investments in auction rate debt securities have been classified as long-term at June 30, 2009 and December 31, 2008 , respectively, due to market illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale under SFAS No. 115 and, therefore, are reflected on the Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term.

As of June 30, 2009 and December 31, 2008, Duke Energy Carolinas’ long-term available-for-sale investments had a fair market value of approximately $1,584 million and $1,462 million, respectively.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

The estimated fair values of short-term and long-term investments classified as available-for-sale are as follows (in millions):

	June 30, 2009			December 31, 2008
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Short-term Investments	$—	$—	$—	$—	$(4)	$46

Total short-term investments	$—	$—	$—	$—	$(4)	$46

Equity Securities	$165	$—	$898	$160	$—	$831
Corporate Debt Securities	5	—	132	3	—	88
Municipal Bonds	1	—	76	2	—	120
U.S. Government Bonds	11	—	268	17	—	272
Auction Rate Debt Securities	—	(11)	71	—	(6)	26
Other	1	—	139	—	—	125

Total long-term investments	$183	$(11)	$1,584	$182	$(6)	$1,462

(a)	Losses of approximately $100 million and $190 million as of June 30, 2009 and December 31, 2008, respectively, associated with investments held in the NDTF have been excluded from the table since, as discussed above, unrealized losses are deferred as a regulatory asset pursuant to regulatory accounting.

Debt securities held, which includes auction rate securities based on the stated maturity date, at June 30, 2009 mature as follows: $82 million in less than one year, $100 million in one to five years, $121 million in six to ten years and $312 million thereafter.

Excluding amounts associated with investments in the NDTF, the fair values and gross unrealized losses of available-for-sale equity and debt securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Auction Rate Debt Securities(a)	71	(11)	—

(a)	See note 12 for information about fair value measurements related to investments in auction rate debt securities.

	As of December 31, 2008
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Auction Rate Debt Securities(a)	72	—	(10)

(a)	See note 12 for information about fair value measurements related to investments in auction rate debt securities.

14. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Carolinas subsequent to June 30, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements.

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy Carolinas, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy Caro-

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

linas of applying SFAS No. 141R for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141R.

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

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Carolinas as of June 30, 2009:

FSP No. FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). In December 2008, the FASB issued FSP FAS 132(R)-1, which amends SFAS No. 132(R) to require more detailed disclosures about employers’ plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additionally, companies will be required to disclose their pension assets in a fashion consistent with SFAS No. 157 (i.e., Level 1, 2, and 3 of the fair value hierarchy) along with a roll-forward of the Level 3 values each year. For Duke Energy Carolinas, FSP FAS 132(R)-1 is effective for Duke Energy Carolinas’ Form 10-K for the year ended December 31, 2009. The adoption of FSP FAS 132(R)-1 will not have any impact on Duke Energy Carolinas’ results of operations, cash flows or financial position.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168). In June 2009, the FASB issued SFAS No. 168, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP. On the effective date of SFAS No. 168, which is for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Once the Codification is in effect, all of its content will carry the same level of authority, thus superseding SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and the GAAP hierarchy will include only two levels of GAAP: authoritative and non-authoritative. While the adoption of SFAS No. 168 will not have an impact on the accounting followed in Duke Energy Carolinas’ consolidated financial statements, SFAS No. 168 will impact the references to authoritative and non-authoritative accounting literature contained within the Notes.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Changes to Unrecognized Tax Benefits

(in millions)
Unrecognized Tax Benefits—January 1, 2009	$462

Unrecognized Tax Benefits Changes
Gross increases—current period tax positions	2

Total Changes	2

Unrecognized Tax Benefits—June 30, 2009	$464

At both June 30, 2009 and December 31, 2008, Duke Energy Carolinas has approximately $286 million of unrecognized tax benefit that, if recognized, may affect the effective tax rate or a regulatory liability. At this time, Duke Energy Carolinas is unable to estimate the specific effect to either. It is reasonably possible that Duke Energy Carolinas will reflect an approximate $33 million reduction in unrecognized tax benefits within the next twelve months due to expected settlements.

Duke Energy Carolinas has the following tax years open:

Jurisdiction	Tax Years
Federal	1999 and after
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years

At June 30, 2009 and December 31, 2008, approximately $429 million and $202 million, respectively, of federal income taxes receivable are included in Other within Current Assets in the Consolidated Balance Sheets. At June 30, 2009, this balance exceeded 5% of total current assets.

The effective tax rate for the three months ended June 30, 2009 was approximately 36.8% as compared to the effective tax rate of 37.1% for the same period in 2008. The effective tax rate for the six months ended June 30, 2009 was approximately 35.5% as compared to the effective tax rate of 35.2% for the same period in 2008.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Carolinas from its customers. These taxes, which are required to be paid regardless of Duke Energy Carolinas’ ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Carolinas acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Carolinas’ excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were approximately $30 million and $63 million for the three and six months ended June 30, 2009, respectively, and approximately $29 million and $61 million for the three and six months ended June 30, 2008, respectively.

16. Comprehensive Income and Total Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended June 30, 2009 and 2008. Components of other comprehensive income and total comprehensive income for the six months ended June 30, 2009 and 2008 are presented in the Consolidated Statements of Member’s Equity and Comprehensive Income.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Total Comprehensive Income

	Three Months Ended June 30,
	2009	2008
	(in millions)
Net Income	$151	$122

Other comprehensive income
Net unrealized gain on cash flow hedges(a)	—	2
Reclassification into earnings from cash flow hedges(b)	1	—
Unrealized loss on investments in auction rate securities(c)	—	(1)

Other comprehensive income, net of tax	1	1

Total Comprehensive Income	$152	$123

(a)	Net of $1 million tax expense for the three months ended June 30, 2008.
(b)	Net of $1 million tax expense for the three months ended June 30, 2009.
(c)	Net of $1 million tax benefit for the three months ended June 30, 2008.

17. Subsequent Events

For information on subsequent events related to regulatory matters and commitments and contingencies, see Notes 9 and 10, respectively. Management has evaluated these Unaudited Consolidated Financial Statements and Notes for subsequent events up through August 12, 2009, which is the date of filing of the Unaudited Consolidated Financial Statements with the SEC.

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

	Six Months Ended June 30,
(in millions)	2009	2008	Increase (Decrease)
Operating revenues	$2,643	$2,868	$(225)
Operating expenses	2,059	2,304	(245)
Gains on sales of other assets and other, net	13	—	13

Operating income	597	564	33
Other income and expenses, net	53	48	5
Interest expense	165	164	1

Income before income taxes	485	448	37
Income tax expense	172	158	14

Net income	$313	$290	$23

The $23 million increase in Duke Energy Carolinas’ net income was primarily due to the following factors:

Operating Revenues. The decrease was primarily due to:

•	An approximate $141 million decrease in fuel revenues driven primarily by decreased demand from retail and near-term wholesale customers,

•

An approximate $32 million decrease in weather normalized sales volumes to retail customers reflecting both the overall declining economic conditions, which are primarily impacting the industrial sector, and the general decline in the textile industry in the Carolinas. Industrial sales volumes, including textiles, decreased by approximately 19% compared to the same period in 2008,

•

An approximate $29 million decrease in rates charged to retail customers primarily due to the expiration of the one-time increment rider related to merger savings that was included in North Carolina retail rates in 2008, and

•

An approximate $25 million decrease in wholesale power revenues, net of sharing, primarily due to decreased sales volumes and lower prices on near-term sales as a result of weak market conditions, partially offset by increased sales volumes and higher prices under certain long-term customer contracts.

Operating Expenses. The decrease was primarily due to:

•

An approximate $139 million decrease in fuel expense (including purchased power) primarily due to lower volumes of coal and natural gas used in electric generation, decreased purchases of power, and the expiration of certain drought mitigation capacity contracts in 2008; partially offset by higher coal prices,

•

An approximate $92 million decrease in operating and maintenance expenses primarily due to lower outage costs at nuclear and fossil generating plants, lower management fees from a consolidated affiliate of Duke Energy and lower governance costs, and

•	An approximate $25 million decrease in depreciation and amortization due to lower depreciation rates.

Partially offsetting these decreases was:

•	An approximate $10 million increase in property and other taxes primarily due to a property tax refund in the first quarter of 2008 and overall higher property and payroll taxes.

PART I

Gains on Sales of Other Assets and Other, net. The increase is primarily attributable to gains on sales of nitrogen oxide (NOx) emission allowances in 2009.

Other Income and Expenses, net. The increase is primarily due to the equity component of Allowance for Funds Used During Construction (AFUDC) earned from additional capital spending for ongoing construction projects, partially offset by decreased interest income on short-term investments.

Income Tax Expense. The increase in income tax expense for the six months ended June 30, 2009 compared to the same period in the prior year was primarily due to higher pre-tax income. The effective tax rate was approximately 35.5% as compared to an effective tax rate of 35.2% for the same period in 2008.

Other Matters

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,074 million in excess of the self insured retention. Insurance recoveries of approximately $1,007 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of June 30, 2009. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. The insurance company continues to have financial strength ratings as an insurer from major rating agencies that are defined as “strong” and/or “excellent.” Based on the foregoing, management believes the insurance recovery asset is probable of recovery. However, while the insurance carrier is highly rated and appears to be in a strong financial position, it also appears to be exposed, along with many other companies in the insurance industry, to the current credit market situation and the volatility of the equity and fixed income markets. Other insurance companies have experienced rapid credit rating downgrades and there is no assurance that it will retain its current rating.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2009 and, other than the personnel change discussed below, have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the second quarter of 2009, Duke Energy announced that David L. Hauser, Group Executive and Chief Financial Officer of Duke Energy Carolinas would retire effective July 1, 2009. Steven K. Young, Senior Vice President and Controller of Duke Energy Carolinas, was appointed as Chief Financial Officer and Comptroller of Duke Energy Carolinas upon Mr. Hauser’s retirement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2009, see Note 9 to the Consolidated Financial Statements, “Regulatory Matters” and Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

DUKE ENERGY CAROLINAS, LLC

Date: August 12, 2009	/s/ STEVEN K. YOUNG
Steven K. Young Chief Financial Officer and Comptroller