Form 10-Q
period 2009-09-30
Duke Energy Carolinas, LLC
filed 2009-11-12
CIK 30371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 Or

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

September 30, 2009

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1.	Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues-Regulated Electric	$1,544	$1,652	$4,187	$4,520
Operating Expenses
Fuel used in electric generation and purchased power	454	498	1,222	1,405
Operation, maintenance and other	386	398	1,164	1,268
Depreciation and amortization	175	188	523	560
Property and other taxes	88	88	253	243
Total operating expenses	1,103	1,172	3,162	3,476
Gains on Sales of Other Assets and Other, net	9	1	22	1
Operating Income	450	481	1,047	1,045
Other Income and Expenses, net	34	32	87	80
Interest Expense	78	82	243	246
Income Before Income Taxes	406	431	891	879
Income Tax Expense	141	151	313	309
Net Income	$265	$280	$578	$570

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$27	$323
Short-term investments	—	46
Receivables (net of allowance for doubtful accounts of $9 at September 30, 2009 and $7 at December 31, 2008)	1,170	1,176
Inventory	840	653
Other	586	323
Total current assets	2,623	2,521
Investments and Other Assets
Nuclear decommissioning trust funds	1,708	1,436
Other	1,101	1,218
Total investments and other assets	2,809	2,654
Property, Plant and Equipment
Cost	28,929	27,403
Less accumulated depreciation and amortization	10,617	10,145
Net property, plant and equipment	18,312	17,258
Regulatory Assets and Deferred Debits
Deferred debt expense	177	186
Regulatory assets related to income taxes	499	456
Other	996	1,042
Total regulatory assets and deferred debits	1,672	1,684
Total Assets	$25,416	$24,117

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	September 30, 2009	December 31, 2008
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$540	$639
Taxes accrued	131	106
Interest accrued	129	103
Current maturities of long-term debt	509	210
Other	322	380
Total current liabilities	1,631	1,438
Long-term Debt	6,564	7,069
Deferred Credits and Other Liabilities
Deferred income taxes	3,279	2,728
Investment tax credits	112	118
Asset retirement obligations	2,638	2,509
Other	3,045	2,939
Total deferred credits and other liabilities	9,074	8,294
Commitments and Contingencies
Member’s Equity
Member's Equity	8,180	7,349
Accumulated other comprehensive loss	(33)	(33)
Total member’s equity	8,147	7,316
Total Liabilities and Member’s Equity	$25,416	$24,117

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$578	$570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	659	676
Gains on sales of other assets	(22)	(1)
Deferred income taxes	491	279
Contributions to qualified pension plans	(74)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	1	(27)
Receivables	150	(76)
Inventory	(180)	25
Other current assets	(273)	23
Increase (decrease) in
Accounts payable	(22)	(216)
Taxes accrued	25	93
Other current liabilities	(18)	17
Other assets	(104)	(99)
Other liabilities	51	(17)
Net cash provided by operating activities	1,262	1,247
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,602)	(1,728)
Acquisitions, net of cash acquired	—	(150)
Purchases of available-for-sale securities	(1,790)	(4,710)
Proceeds from sales and maturities of available-for-sale securities	1,770	4,475
Sales of emission allowances	21	—
Change in restricted cash	9	40
Notes due from affiliate, net	(5)	—
Other	(8)	(9)
Net cash used in investing activities	(1,605)	(2,082)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	154	2,153
Redemption of long-term debt	(356)	(612)
Notes payable and commercial paper	—	(140)
Capital contribution from parent	250	—
Other	(1)	(13)
Net cash provided by financing activities	47	1,388
Net (decrease) increase in cash and cash equivalents	(296)	553
Cash and cash equivalents at beginning of period	323	21
Cash and cash equivalents at end of period	$27	$574

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$164	$82

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Income (Loss)
	Member's Equity	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance December 31, 2007	$6,654	$(21)	$—	$6,633
Net income	570	—	—	570
Other Comprehensive Income
Net unrealized losses on cash flow hedges(a)	—	(7)	—	(7)
Reclassification into earnings from cash flow hedges(b)	—	2	—	2
Unrealized loss on investments in auction rate securities(c)	—	—	(3)	(3)

Total comprehensive income				562
Balance September 30, 2008	$7,224	$(26)	$(3)	$7,195

Balance December 31, 2008	$7,349	$(27)	$(6)	$7,316
Net income	578	—	—	578
Other Comprehensive Income
Reclassification into earnings from cash flow hedges(b)	—	3	—	3
Unrealized loss on investments in auction rate securities(c)	—	—	(3)	(3)

Total comprehensive income				578
Advance forgiveness from parent	3	—	—	3
Capital contribution from parent	250	—	—	250
Balance September 30, 2009	$8,180	$(24)	$(9)	$8,147

(a)	Net unrealized losses on cash flow hedges, net of $5 tax benefit in 2008.
(b)	Reclassification into earnings from cash flow hedges, net of $1 tax expense in 2009 and $1 tax expense in 2008.
(c)	Net of $2 tax benefit in 2009 and $1 tax benefit in 2008.

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

These Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Unaudited Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Carolinas’ Form 10-K for the year ended December 31, 2008.

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

Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour for all customer classes to the number of estimated kilowatt-hours delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the applicable contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded in Receivables on Duke Energy Carolinas’ Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, were approximately $223 million and $234 million, respectively.

Other Current and Non-Current Liabilities. At both September 30, 2009 and December 31, 2008, approximately $89 million of liabilities associated with vacation accrued were included in Other Current Liabilities in the Consolidated Balance Sheets. Additionally, at September 30, 2009 and December 31, 2008, approximately $1,580 million and $1,481 million, respectively, of regulatory liabilities associated with asset removal costs are included in Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. At September 30, 2009, these balances exceeded 5% of total liabilities. Also see “Asbestos-related Injuries and Damages Claims” in Note 9 for additional amounts that exceeded 5% of total liabilities.

2. Business Segments

Duke Energy Carolinas operates one business segment, Franchised Electric, which is considered a reportable business segment under the accounting guidance for business segments. Franchised Electric generates, transmits, distributes and sells electricity and conducts operations through Duke Energy Carolinas, which consists of the regulated electric utility business in North Carolina and South Carolina. Duke Energy Carolinas’ chief operating decision maker regularly reviews financial information about the business segment in deciding how to allocate resources and evaluate performance. There is no aggregation within the Franchised Electric reportable business segment.

The remainder of Duke Energy Carolinas’ operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate governance costs. Prior to July 1, 2008, Other also included a management fee charged

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

by an unconsolidated affiliate (see Note 10). Effective July 1, 2008, the management fee was no longer charged to Duke Energy Carolinas.

Accounting policies for Duke Energy Carolinas’ segment are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy Carolinas’ Annual Report on Form 10-K for the year ended December 31, 2008. Management evaluates segment performance based on earnings before interest and taxes from continuing operations.

On a segment basis, Earnings Before Interest and Taxes from Continuing Operations (EBIT) excludes discontinued operations and represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes.

Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the associated interest and dividend income on cash, cash equivalent and short-term investment balances are excluded from segment EBIT.

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2009
Franchised Electric	$1,544	$516	$175

Total reportable segment	1,544	516	175
Other	—	(33)	—
Interest expense	—	(78)	—
Interest income	—	1	—

Total consolidated	$1,544	$406	$175

Three Months Ended September 30, 2008
Franchised Electric	$1,652	$532	$188

Total reportable segment	1,652	532	188
Other	—	(27)	—
Interest expense	—	(82)	—
Interest income	—	8	—

Total consolidated	$1,652	$431	$188

Nine Months Ended September 30, 2009
Franchised Electric	$4,187	$1,232	$523

Total reportable segment	4,187	1,232	523
Other	—	(103)	—
Interest expense	—	(243)	—
Interest income	—	5	—

Total consolidated	$4,187	$891	$523

Nine Months Ended September 30, 2008
Franchised Electric	$4,520	$1,245	$560

Total reportable segment	4,520	1,245	560
Other	—	(143)	—
Interest expense	—	(246)	—
Interest income	—	23	—

Total consolidated	$4,520	$879	$560

(a)	There were no intersegment revenues for the three and nine months ended September 30, 2009 and 2008.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Segment Assets

At September 30, 2009 and December 31, 2008, substantially all of Duke Energy Carolinas’ segment assets are owned by its only reportable business segment, Franchised Electric.

3. Acquisitions and Sales of Other Assets

Acquisitions. On September 30, 2008, Duke Energy Carolinas completed the purchase of a portion of Saluda River Electric Cooperative, Inc.’s (Saluda) ownership interest in the Catawba Nuclear Station. Under the terms of the agreement, Duke Energy Carolinas paid approximately $150 million for the additional ownership interest in the Catawba Nuclear Station. Following the closing of the transaction, Duke Energy Carolinas owns approximately 19% of the Catawba Nuclear Station. No goodwill was recorded as a result of this transaction. See Note 8 for discussion of the North Carolina Utilities Commission (NCUC) and Public Service Commission of South Carolina (PSCSC) approval of Duke Energy Carolinas’ petition requesting an accounting order to defer incremental costs incurred from the purchase of this additional ownership interest.

Sales of Emission Allowances and Other Assets. For the three and nine months ended September 30, 2009, the sale of other assets resulted in proceeds of approximately $9 million and $22 million, respectively, and net pre-tax gains of approximately $9 million and $22 million, respectively, which are recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to sales of nitrogen oxide (NOx) emission allowances.

4. Inventory

Inventory consists primarily of materials and supplies and coal held for electric generation and is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

	September 30, 2009	December 31, 2008
	(in millions)
Materials and supplies	$434	$420
Coal held for electric generation	406	233

Total inventory	$840	$653

5. Debt and Credit Facilities

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

Other Debt. In September 2009, Duke Energy Carolinas converted $77 million of tax-exempt variable-rate demand bonds to tax-exempt term bonds, which carry a fixed interest rate of 3.60% and mature February 1, 2017. In connection with the conversion, the tax-exempt bonds were secured by a series of Duke Energy Carolinas’ first mortgage bonds.

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

Money Pool. Beginning in October 2008, Duke Energy Carolinas receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that Duke Energy Carolinas separately manages its cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between Duke Energy Carolinas and other money pool participants. Participation in the money pool arrangement replaced Duke Energy Carolinas’ commercial paper program, which was terminated effective September 30, 2008. In connection with the termination of the commercial paper program, Duke Energy Carolinas repaid the approximately $300 million outstanding commercial paper balance and borrowed approximately $300 million via the money pool on a long-term basis, as discussed below. As of September 30, 2009 and December 31, 2008, Duke Energy Carolinas had net short-term money pool receivables of approximately $343 million and $338 million, respectively, which are classified within Receivables in the accompanying Consolidated Balance Sheets. The $5 million increase in the money pool receivable for the nine months ended September 30, 2009 is reflected as a cash outflow in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows. At both September 30, 2009 and December 31, 2008, approximately $300 million of Duke Energy Carolinas’ money pool borrowings were classified as long-term borrowings within Long-Term Debt in the accompanying Consolidated Balance Sheets.

Available Credit Facilities. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is approximately $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. At September 30, 2009, Duke Energy Carolinas’ borrowing sub limit under this master credit facility was $840 million. The amount available to Duke Energy Carolinas under the sub limits to Duke Energy’s master credit facility has been reduced by borrowings through the money pool arrangement, and the use of the master credit facility to backstop issuances of letters of credit and pollution control bonds, as discussed below.

At September 30, 2009 and December 31, 2008, approximately $345 million and $422 million, respectively, of certain pollution control bonds and approximately $300 million, for both respective periods, of money pool borrowings, both of which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Carolinas’ intent and ability to utilize such borrowings as long-term financing. Duke Energy and Duke Energy Carolinas’ credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Carolinas the ability to refinance these short-term obligations on a long-term basis. Of the approximate $345 million of pollution control bonds classified as long-term at September 30, 2009, approximately $195 million were backstopped by Duke Energy’s master credit facility (of which approximately $100 million is in the form of letters of credit), with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility. Additionally, at September 30, 2009, Duke Energy Carolinas had approximately $7 million of letters of credit outstanding that were backstopped by this facility.

Restrictive Debt Covenants. Duke Energy’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2009, Duke Energy and Duke Energy Carolinas were in compliance with all covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

6. Employee Benefit Obligations

Duke Energy Carolinas participates in Duke Energy’s qualified pension plans, non-qualified pension plans and other post-retirement benefit plans. Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. In February 2009, Duke Energy Carolinas made a cash contribution of approximately $74 million, which represented its proportionate share of an approximate $500 million contribution to Duke Energy’s qualified pension plan. Duke Energy Carolinas did not make contributions to Duke Energy’s U.S. qualified or non-qualified pension plans during the three and nine months ended September 30, 2008. Duke Energy is currently evaluating the prefunding of a 2010 qualified pension plan

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

contribution of up to approximately $300 million in the fourth quarter of 2009; however, a final decision has not been made. Accordingly, Duke Energy Carolinas may make additional contributions to the Duke Energy qualified plans in the fourth quarter of 2009. Additionally, Duke Energy Carolinas participates in Duke Energy sponsored employee savings plans that cover substantially all U.S. employees. Duke Energy Carolinas expensed its proportionate share of pre-tax employer matching contributions of approximately $8 million for each of the three months ended September 30, 2009 and 2008. Duke Energy Carolinas expensed its proportionate share of pre-tax employer matching contributions of approximately $27 million for each of the nine months ended September 30, 2009 and 2008.

Net periodic benefit cost discussed below for the qualified, non-qualified and other post-retirement benefit plans represent the allocated cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit cost discussed below have been capitalized as a component of property, plant and equipment.

Qualified Pension Plans

Net periodic pension (benefit) cost for qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $(1) million and $2 million for the three months ended September 30, 2009 and 2008, respectively. Net periodic pension (benefit) cost for qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $(4) million and $5 million for the nine months ended September 30, 2009 and 2008, respectively.

Non-Qualified Pension Plans

Net periodic pension cost for non-qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $1 million for the three months ended September 30, 2009 and insignificant for the three months ended September 30, 2008. Net periodic pension cost for non-qualified pension plans for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $2 million for each of the nine months ended September 30, 2009 and 2008.

Other Post-Retirement Benefit Plans

Net periodic other post-retirement benefit cost for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $4 million for each of the three months ended September 30, 2009 and 2008. Net periodic other post-retirement benefit cost for Duke Energy Carolinas, as allocated by Duke Energy, was approximately $13 million for each of the nine months ended September 30, 2009 and 2008.

7. Risk Management, Derivative Instruments and Hedging Activities

The primary risks Duke Energy Carolinas manages by utilizing derivative instruments are commodity price risk and interest rate risk. Duke Energy Carolinas closely monitors the risks associated with commodity price changes and changes in interest rates on its operations and, where appropriate, uses various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments are designated as hedging instruments under the accounting guidance for derivatives, while others either do not qualify as a hedge or have not been designated as hedges by Duke Energy Carolinas (hereinafter referred to as undesignated contracts). Duke Energy Carolinas’ primary use of energy commodity derivatives is to hedge its generation portfolio against exposure to changes in the price of power. Interest rate swaps may be entered into to manage interest rate risk associated with Duke Energy Carolinas’ variable-rate and fixed-rate borrowings.

The accounting guidance for derivatives requires the recognition of all derivative instruments not identified as normal purchase and normal sales (NPNS) as either assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with accounting guidance for derivatives, Duke Energy Carolinas may elect to designate qualifying commodity and interest rate derivatives as either cash flow hedges or fair value hedges. Additionally, Duke Energy Carolinas enters into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. As substantially all of Duke Energy Carolinas operations apply regulatory accounting treatment, gains and losses associated with undesignated contracts are deferred as regulatory liabilities and assets, respectively, thus there is no immediate earnings impact associated with the change in fair values of these derivative contracts.

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

Commodity derivatives associated with the risk management of Duke Energy Carolinas’ energy operations are accounted for as undesignated contracts because Duke Energy Carolinas is able to defer gains or losses on the balance sheet as regulatory liabilities or assets under regulatory accounting treatment. Additionally, Duke Energy Carolinas enters into various contracts that qualify for the NPNS exception. Duke Energy Carolinas primarily applies the NPNS exception to contracts that relate to the physical delivery of electricity over the next 2 years.

Commodity Fair Value Hedges. At September 30, 2009, Duke Energy Carolinas did not have any open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. At September 30, 2009, Duke Energy Carolinas did not have any open commodity derivative instruments that were designated as cash flow hedges.

Undesignated Contracts. Duke Energy Carolinas uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. At September 30, 2009, Duke Energy Carolinas did not have any open commodity derivatives in this category.

Interest Rate Risk

Duke Energy Carolinas is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Duke Energy Carolinas manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy Carolinas may enter into financial contracts; primarily interest rate swaps and U.S. Treasury lock agreements. At September 30, 2009, Duke Energy Carolinas had one open interest rate swap which is accounted for as a fair value hedge.

Additionally, in anticipation of certain fixed-rate debt issuances, Duke Energy Carolinas has executed forward starting interest rate swaps to lock in components of the market interest rates at the time of the debt issuance and terminated these hedges prior to the issuance of the corresponding debt. When these transactions occurred, the pre-tax gain or loss recognized from inception to termination of the hedges was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of interest expense over the life of the debt. See also Note 5.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Volumes

The following table shows information relating to the volume of Duke Energy Carolinas’ derivative activity outstanding as of September 30, 2009. Amounts disclosed represent the notional dollar amounts of debt subject to derivative contracts accounted for at fair value in accordance with accounting guidance for derivatives. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy Carolinas has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and time of delivery. Since all commodity positions are perfectly offset, no quantities are shown below.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

September 30, 2009
Financial contracts
Interest rates (in millions)	$25

The following table shows fair value amounts of derivative contracts as of September 30, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

Location and Fair Value Amounts of Derivatives Reflected in the Consolidated Balance Sheets

Balance Sheet Location

	September 30, 2009
	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives Designated as Hedging Instruments

Interest rate contracts
Current Assets: Other	$1	$—
Investments and Other Assets: Other	1	—

Total derivatives designated as hedging instruments	$2	$—

Total Derivatives	$2	$—

Cash Flow Hedges—Location and Amount of Pre-Tax Losses Recognized in Comprehensive Income

During the three and nine months ended September 30, 2009, approximately $1 million and $4 million, respectively, of pre-tax losses on interest rate hedges were reclassified from Accumulated Other Comprehensive Loss and recorded in the Consolidated Statements of Operations. As of September 30, 2009, approximately $5 million of pre-tax deferred net losses on derivative instruments related to terminated forward starting interest rate hedges accumulated on the Consolidated Balance Sheets in Accumulated Other Comprehensive Loss are expected to be recognized in earnings during the next twelve months as the hedged transactions occur.

Undesignated Hedges—Location and Amount of Losses Recognized as Regulatory Assets

During the nine months ended September 30, 2009, an insignificant amount of net mark-to-market losses were recorded in the Consolidated Balance Sheets as a reduction to Regulatory Liabilities.

See Note 11 for additional information on fair value disclosures related to derivatives.

8. Regulatory Matters

Rate Related Information. The NCUC and PSCSC approve rates for retail electric services within their states. The Federal Energy Regulatory Commission (FERC) approves rates for electric sales to wholesale customers served under cost-based and market-based rates.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

2009 North Carolina Rate Case. On June 2, 2009, Duke Energy Carolinas filed an Application for Adjustment of Rates and Charges Applicable to Electric Service in North Carolina to increase its base rates by approximately 12.6%, constituting an increase in annual revenues from North Carolina retail operations of approximately $496 million. The Application was based upon a historical test year consisting of the 12 months ended December 31, 2008. Supplemental filings were made on September 11, 2009 and October 15, 2009 to reflect updates resulting in a revised requested increase of $488 million. On October 20, 2009, Duke Energy Carolinas entered into a settlement agreement with the North Carolina Public Staff. Two organizations representing industrial customers joined the settlement on October 21, 2009. The terms of the agreement include a base rate increase of $315 million (or approximately 8%) phased in primarily over a two year period beginning January 1, 2010. In order to mitigate the impact of the increase on customers, the agreement provides for (i) a one-year delay in the collection of financing costs related to the Cliffside modernization project until January 1, 2011; and (ii) the accelerated return of certain regulatory liabilities to customers which lower the total impact to customer bills to an increase of approximately 7% in the near term. The proposed settlement includes a 10.7% return on equity and a capital structure of 52.5% equity and 47.5% long-term debt. Additionally, Duke Energy Carolinas agrees not to file another rate case before 2011 with any changes to rates taking effect no sooner than 2012. The evidentiary hearing on the settlement agreement and other testimony was held on October 22, 2009 and October 26, 2009. The settlement agreement is subject to review and approval by the NCUC. If approved, changes to rates are expected to be implemented on January 1, 2010.

2009 South Carolina Rate Case. On July 27, 2009, Duke Energy Carolinas filed its Application for Authority to Increase and Adjust Rates and Charges in South Carolina. Duke Energy Carolinas has requested approval to raise general rates by an average of 9.3%; however, customers would only experience a 7.2% increase and Duke Energy Carolinas would receive an increase in annual revenues of approximately $104 million if the PSCSC approves Duke Energy Carolinas’ plan to return money previously collected from customers for energy efficiency and demand side management (DSM) programs. On September 25, 2009, Duke Energy Carolinas filed a supplemental request. Duke Energy Carolinas requested that the PSCSC approve a charge to customer bills to pay for Duke Energy Carolinas’ new energy efficiency efforts. This is Duke Energy Carolinas’ first base rate increase filing in South Carolina since 1991.

Parties to the proceeding include the Office of Regulatory Staff (ORS) and the South Carolina Energy Users Committee (SCEUC). The PSCSC issued a procedural order setting a schedule for public hearings before the evidentiary hearing which is scheduled to begin November 30, 2009. The ORS filed their direct testimony on November 2, 2009 recommending, (i) a $74 million increase in base rates, (ii) a return on equity of 10.7% and capital structure of 53% equity, and (iii) various riders, including providing for the return of DSM previously collected from customers over a three years rather than five years, and a storm reserve provision requiring $5 million annually with up to $50 million accumulating in reserve to be used against large storm costs in any particular period. A PSCSC order would be expected in January 2010 with new rates effective after January 27, 2010. However, Duke Energy Carolinas cannot predict the outcome of this proceeding.

Energy Efficiency. On May 7, 2007, Duke Energy Carolinas filed its save-a-watt application with the NCUC. The save-a-watt proposal is based on the avoided cost of generation not needed as a result of the success of Duke Energy Carolinas’ energy efficiency programs. On February 26, 2009, the NCUC issued an order (i) approving Duke Energy Carolinas’ energy efficiency programs; (ii) requesting additional information on Duke Energy Carolinas’ returns under eight different compensation scenarios; and (iii) authorizing Duke Energy Carolinas to implement its rate rider pending approval of a final compensation mechanism by the NCUC. Duke Energy Carolinas filed the additional information requested by the NCUC on March 31, 2009. On June 12, 2009, Duke Energy Carolinas filed with the NCUC a settlement agreement between Duke Energy Carolinas and the Public Staff and several environmental intervenors. A hearing on the settlement was held on August 19, 2009. Duke Energy Carolinas filed a joint proposed order with the Public Staff and the environmental intervenors on October 7, 2009.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Carolinas began offering energy conservation programs to North Carolina retail customers and billing a conservation-only rider on June 1, 2009. In mid-October 2009, Duke Energy Carolinas began offering demand response programs in North Carolina. Revenues from the rider are being deferred pending issuance of a final order from the NCUC.

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

In response to concerns raised by the Public Staff and various solar energy groups, Duke Energy Carolinas agreed to reduce the size of the Program to invest $50 million to install up to 10 MW of solar photovoltaic capacity. Based upon the revised size and availability of state and federal tax credits, Duke Energy Carolinas estimates that the Program would result in a monthly charge of approximately $0.08 for residential customers. On December 31, 2008, the NCUC issued its Order Granting a CPCN Subject to Conditions. The conditions (i) reduce the program size from 20 MW to 10 MW (as previously agreed upon by Duke Energy Carolinas); and (ii) limit program costs recoverable through the REPS rider to program costs equivalent to the cost of the third place bid in Duke Energy Carolinas’ 2007 request for proposal for renewable energy. The Order left open the opportunity to recover the excess costs through other recovery mechanisms.

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

Deferral of Costs. On February 4, 2009, Duke Energy Carolinas filed petitions with the NCUC and the PSCSC requesting an accounting order to defer the incremental costs incurred from the September 2008 purchase of a portion of Saluda River’s ownership interest in the Catawba Nuclear Station and certain post-in-service costs that are being or will be incurred in connection with the addition of the Allen Steam Station flue gas desulfurization equipment related to environmental compliance placed in service in the spring of 2009. The costs Duke Energy Carolinas sought to defer are the incremental costs that are being incurred or will be incurred from the date these assets are placed in service to the date Duke Energy Carolinas is authorized to begin reflecting in rates the recovery of such costs on an on-going basis. On February 25, 2009 and March 31, 2009, the PSCSC and NCUC, respectively, approved the deferral of these costs. Duke Energy Carolinas began deferring the costs in the first quarter of 2009. These costs are included in the Duke Energy Carolinas’ application to adjust rates filed in North Carolina on June 2, 2009 and in South Carolina on July 27, 2009, as discussed above.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Capital Expansion Projects.

Overview. Duke Energy Carolinas is engaged in planning efforts to meet projected load growth in its service territories. Capacity additions may include new nuclear, coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, Duke Energy Carolinas is taking steps now to ensure those options are available.

William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC), which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy Carolinas’ decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The 2007 requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC approved Duke Energy Carolinas’ William States Lee III Nuclear station project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008. On July 24, 2008, environmental intervenors filed motions to rescind or amend the approval orders issued by the NCUC and the PSCSC, and Duke Energy Carolinas subsequently filed responses in opposition to the motions. On August 13 and August 25, 2008, the PSCSC and NCUC, respectively, denied the environmental intervenor motion. The NRC review of the COL application continues and the estimated receipt of the COL is in late 2012 or early 2013. Duke Energy Carolinas filed with the U.S. Department of Energy (DOE) for a federal loan guarantee, which has the potential to significantly lower financing costs associated with the proposed William States Lee III Nuclear Station; however, it was not among the four projects selected by the DOE for the final phase of due diligence for the federal loan guarantee program. The project could be selected in the future if the program funding is expanded or if any of the current finalists drop out.

Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a CPCN to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. On February 27, 2009, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding up to approximately $0.6 billion of allowance for funds used during construction (AFUDC)) for the approved new Cliffside Unit 6. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by approximately $125 million in federal advanced clean coal tax credits, as discussed further below. On May 6, 2009, the North Carolina Waste Awareness Network filed a motion to revoke the CPCN. Certain environmental intervenors, Southern Environmental Law Center, Environmental Defense and Southern Alliance for Clean Energy, filed comments in support of the motion whereas Duke Energy Carolinas and the NCUC Public Staff filed comments opposing the motion on June 26, 2009. On September 8, 2009, the North Carolina Waste Awareness Network filed a supplement to its motion to which Duke Energy Carolinas responded on September 16, 2009. On November 4, 2009, the NCUC issued an order denying the request to revoke the CPCN.

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

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions, which have since been consolidated, were filed appealing the final air permit. On May 12, 2009, the Administrative Law Judge issued rulings favorable to DENR and Duke Energy, dismissing several of petitioners’ claims and granting summary judgment against petitioners on other claims, resulting in the dismissal of two petitions and leaving two for hearing. A hearing on remaining claims is scheduled for June 2010. See Note 9 for a discussion of a lawsuit filed by the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) related to the construction of Cliffside Unit 6.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

On October 24, 2008, Duke Energy Carolinas filed to amend its air permit to include emission limits to assure the public of the minor source status of Cliffside Unit 6. After issuing a draft permit and holding public hearings on that draft permit in January 2009, the DAQ issued the revised permit on March 13, 2009, finding that Cliffside Unit 6 is a minor source of HAPs and imposing operating conditions to assure that emissions stay below the major source threshold. In May 2009, four contested case petitions were filed appealing the March 13, 2009 final air permit. These four cases have been consolidated with each other and with the four consolidated cases filed in 2008, resulting in the dismissal of two of the four cases. The same schedule will govern these cases with a hearing scheduled for June 2010.

Dan River and Buck Combined Cycle Facilities. On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC consolidated its consideration of the two CPCN applications and held an evidentiary hearing on the applications on March 11, 2008. The NCUC issued its order approving the CPCN applications for the Buck and Dan River combined cycle projects on June 5, 2008. On May 5, 2008, Duke Energy Carolinas entered into an engineering, construction and commissioning services agreement for the Buck combined cycle project, valued at approximately $275 million, with Shaw North Carolina, Inc. On November 5, 2008, Duke Energy Carolinas notified the NCUC that since the issuance of the CPCN Order, recent economic factors have caused increased uncertainty with regard to forecasted load and near-term capital expenditures, resulting in a modification of the construction schedule. On September 1, 2009, Duke Energy Carolinas filed with the NCUC further information clarifying the construction schedule for the two projects. Under the revised schedule, the Buck Project is expected to begin operation in combined cycle mode by the end of 2011, but without a phased-in simple cycle commercial operation. The Dan River Project is expected to begin operation in combined cycle mode by the end of 2012, also without a phased-in simple cycle commercial operation.

On October 15, 2008, the DAQ issued a final air construction permit authorizing construction of the Buck combined cycle natural gas-fired generating units, and on August 24, 2009, the DAQ issued a final air permit authorizing construction of the Dan River combined cycle natural gas-fired generation units.

Federal Advanced Clean Coal Tax Credits. Duke Energy Carolinas has been awarded approximately $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6. In March 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy Carolinas was not a party to the case, the allegations center on the tax incentives provided for Duke Energy Carolinas’ Cliffside project. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the DOE and the U.S. Department of the Treasury. On November 10, 2008, the District Court dismissed the case, finding that plaintiffs lacked standing to pursue their claims. On September 23, 2009, the District Court issued an order, granting plaintiffs’ motion to amend their complaint and denying, as moot, the motion for reconsideration. Plaintiffs have filed their second amended complaint.

Other Matters.

City of Orangeburg, South Carolina Wholesale Sales. On June 28, 2008, Duke Energy Carolinas filed notice with the NCUC that it intended to sell electricity to the City of Orangeburg, South Carolina (City of Orangeburg), a wholesale customer, at native load priority. Duke Energy Carolinas and the City of Orangeburg also filed a joint petition asking the NCUC to declare that the City of Orangeburg contract and all future Duke Energy Carolinas native load priority wholesale contracts will be treated for ratemaking and reporting purposes in the same manner as such existing wholesale contracts (i.e., revenues from those contracts will be allocated to wholesale jurisdiction and costs will be allocated to wholesale jurisdiction based on system average costs). On March 30, 2009, the NCUC issued its Order in which it concluded that Duke Energy Carolinas can proceed with the City of Orangeburg contract at its own risk; however, Duke Energy Carolinas cannot treat the City of Orangeburg’s load as Duke Energy Carolinas’ native load. Further, the NCUC concluded that based on the evidence presented, a future Commission should allocate costs based upon incremental costs in any future ratemaking case. The NCUC distinguished the City of Orangeburg from wholesale customers that have been historically served by Duke Energy Carolinas because the City of Orangeburg has not shared in the costs of Duke Energy Carolinas’ existing system. In April 2009, the City of Orangeburg terminated its contract with Duke Energy Carolinas and informed Duke Energy Carolinas that it will continue to take service from South Carolina

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Electric and Gas Company through the end of 2010. On April 29, 2009, Duke Energy Carolinas and the City of Orangeburg filed a Notice of Appeal with the North Carolina Court of Appeals. Additionally, on July 2, 2009, the City of Orangeburg filed a Petition for Declaratory Order with the FERC seeking relief from the NCUC Order on various grounds, including violation of the Public Utility Regulatory Policies Act voluntary coordination provisions and federal preemption. The NCUC, the Public Staff and the Attorney General, Progress Energy, the National Association of Regulatory Utility Commissioners, Occidental Power Marketing and the North Carolina Waste Awareness Network have intervened in opposition to the Petition. The City of Fayetteville and ElectriCities, which are both wholesale customers in Progress’ North Carolina control area, have intervened in favor of Orangeburg’s position, as has the American Public Power Association. Duke Energy Carolinas and NC Electric Membership Cooperative have also intervened, but expressed no position on the Petition.

Wholesale Sales. On September 3, 2009, Duke Energy Carolinas filed advance notice of its intent to serve Central Electric Power Cooperative, Inc. (Central) as an additional wholesale customer at native load priority and at system average cost. The load to be served consists of load historically served by Duke Energy Carolinas until recently. On September 11, 2009, the Public Staff filed its response to the advance notice, indicating that it did not object to the advance notice filing and further indicating that it was unlikely that the Public Staff would in a future rate proceeding recommend that costs associated with this contract be allocated on anything other than system average cost. On October 5, 2009, the North Carolina Waste Awareness Network filed a petition to intervene and objected to the transaction. Duke Energy Carolinas filed a response on October 12, 2009. The NCUC heard arguments regarding this matter at its October 19, 2009 weekly staff conference. The Public Staff filed a proposed order supporting the transaction. On November 10, 2009, the NCUC issued an order allowing Duke Energy Carolinas to proceed with a wholesale purchased power agreement with Central and treat the retail and native load of Central as if it were the native load of Duke Energy Carolinas.

Duke Energy Carolinas has also filed advance notices of its intent to serve additional wholesale customers; namely, the City of Greenwood, South Carolina and Haywood Electric Membership Corp., at native load priority. Given that these wholesale customers were historically served by Duke Energy Carolinas for a portion of their load, Duke Energy Carolinas will seek to distinguish these contracts from the Orangeburg decision. On July 20, 2009, the NCUC issued an order concluding that Duke Energy Carolinas can proceed with the Greenwood purchased power agreement and that Greenwood’s load may be treated the same as retail native load.

9. Commitments and Contingencies

Environmental

Duke Energy Carolinas is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Carolinas.

Remediation Activities. Duke Energy Carolinas is responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Carolinas’ operations, sites formerly owned or used by Duke Energy Carolinas’ entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Carolinas or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Carolinas may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or by affiliate operations.

Included in Other within Deferred Credits on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $14 million and $15 million as of September 30, 2009 and December 31, 2008, respectively. These accruals represent Duke Energy Carolinas’ provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities.

Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

Clean Water Act 316(b). The Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans or other U.S. waters for cooling purposes. Eight of Duke Energy Carolinas’ eleven coal and nuclear-fueled generating facilities in which Duke Energy Carolinas is either a whole or partial owner are affected sources under

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

that rule. On April 1, 2009, the U.S. Supreme Court ruled in favor of the appellants that the EPA may consider costs when determining which technology option each site should implement. Depending on how the cost-benefit analysis is incorporated into the revised EPA rule, the analysis could narrow the range of technology options required for each of the eight affected facilities. Because of the wide range of potential outcomes, Duke Energy Carolinas is unable to estimate its costs to comply at this time.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 began in 2009 for NOx and will begin in 2010 for SO2. Phase 2 will begin in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. District Court asking the court to reconsider various parts of its rule vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. The court did not impose a deadline or schedule on the EPA. It is uncertain how long the current CAIR will remain in effect or how the new rulemaking will alter the CAIR.

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

The EPA and a number of states are considering additional regulatory measures that will contain specific and more detailed requirements for the management and disposal of coal combustion products, primarily ash, from Duke Energy Carolinas’ coal-fired power plants. The EPA has indicated that it intends to propose a rule by the end of 2009. Additional laws and regulations under consideration which more stringently regulate coal ash, including the potential regulation of coal ash as hazardous waste, will likely increase costs for Duke Energy Carolinas’ coal facilities. Duke Energy Carolinas is unable to estimate its potential costs at this time.

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

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in federal court alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the maximum achievable control technology (MACT) emission limits will be met for all prospective emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In July 2008, Duke Energy Carolinas voluntarily performed a MACT assessment of air emission controls planned for Cliffside Unit 6 and submitted the results to the DENR. On August 8, 2008 the plaintiffs filed a motion for summary judgment. On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a MACT process before the DAQ. The court did not order an injunction against further construction, but retained jurisdiction to monitor the MACT proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MACT filing and supporting information to the DAQ specifically seeking the DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the CAA and submitting a MACT determination application. Concurrent with the initiation of the MACT process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit Court of Appeals of the Court’s December 2, 2008 order to reverse the Court’s determination that Duke Energy Carolinas violated the CAA. The DAQ issued the revised permit on March 13, 2009. Based upon DAQ’s minor-source determination, Duke Energy Carolinas filed a motion requesting that the court abstain from further action on the matter and dismiss the plaintiffs’ complaint. The court granted Duke Energy Carolinas motion to abstain and dismissed the plaintiffs’ complaint without prejudice. On August 3, 2009, plaintiffs filed a notice of appeal of the court’s order and Duke Energy Carolinas likewise appealed on the grounds, among others, that the dismissal should have been with prejudice to any future filing.

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

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act of 1974 (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (i.e., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). Plaintiffs sought to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group was estimated to include approximately 36,000 persons. Plaintiffs also sought to divide the putative class into sub-classes based on age. Six causes of action were alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. Plaintiffs seek a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A portion of this contingent liability was assigned to Spectra Energy in connection with the spin-off in January 2007. A hearing on plaintiffs’ motion to amend the complaint to add an additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007. On June 2, 2008, the court issued its ruling denying plaintiffs’ motion to add the additional claim and dismissing a number of plaintiffs’ claims, including the claims for ERISA age discrimination. Since that date, plaintiffs have withdrawn their ADEA claim. On September 4, 2009, the court issued its order certifying classes for three of the remaining claims but not certifying a class on plaintiffs’ fiduciary duty claims. Plaintiffs did not appeal this ruling. No trial date has been set. At mediation, prior to the class certification ruling, plaintiffs quantified their claims as being in excess of $150 million. It is not possible to predict with certainty the damages, if any, that Duke Energy or Duke Energy Carolinas might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $992 million and $1,031 million as of September 30, 2009 and December 31, 2008, respectively, and are classified in

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change Duke Energy Carolinas’ estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside the control of Duke Energy Carolinas, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third-party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,051 million in excess of the self insured retention. Insurance recoveries of approximately $984 million and $1,032 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of September 30, 2009 and December 31, 2008, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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

Duke Energy Carolinas has exposure to certain legal matters that are described herein. As of September 30, 2009 and December 31, 2008, Duke Energy Carolinas has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1 billion and $1.1 billion, respectively, for these proceedings and exposures. Duke Energy Carolinas has insurance coverage for certain of these losses incurred. The reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. As of September 30, 2009 and December 31, 2008, Duke Energy Carolinas recognized approximately $984 million and $1,032 million, respectively, of probable insurance recoveries related to these losses.

Duke Energy Carolinas expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. As part of its normal business, Duke Energy Carolinas enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as derivatives or qualifying hedge positions. See Note 7 for further discussion regarding Duke Energy Carolinas’ derivative activity.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

10. Related Party Transactions

Balances due to or due from related parties included in the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
	(in millions)
Other current assets—due from affiliated companies(a)(b)	$514	$300
Other current liabilities—due to affiliated companies(b)(c)	(68)	(93)
Net deferred tax liabilities—due to Duke Energy(d)	(3,240)	(2,700)

(a)	Of the balance at September 30, 2009, $441 million is classified as Other within Current Assets and $73 million is classified as Receivables on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $202 million is classified as Other within Current Assets and approximately $98 million is classified as Receivables on the Consolidated Balance Sheets.
(b)	Balances exclude assets or liabilities associated with money pool arrangements as discussed below.
(c)	The balances are classified as Accounts Payable on the Consolidated Balance Sheets.
(d)	Of the balance at September 30, 2009, approximately $(3,279) million is classified as Deferred Income Taxes and $39 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(2,728) million is classified as Deferred income taxes within Deferred Credits and Other Liabilities and approximately $28 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Carolinas is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. During the three months ended September 30, 2009 and 2008, Duke Energy Carolinas recorded governance and shared services expenses of approximately $203 million and $204 million, respectively. During the nine months ended September 30, 2009 and 2008, Duke Energy Carolinas recorded governance and shared services expenses of approximately $600 million and $592 million, respectively. Additionally, as discussed in Note 2, up through June 30, 2008, Duke Energy Carolinas was charged a management fee by the same unconsolidated affiliate. For the nine months ended September 30, 2008, this management fee amounted to approximately $32 million. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

Duke Energy Carolinas incurs expenses related to its insurance coverage through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were approximately $7 million and $6 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $21 million and $17 million for the nine months ended September 30, 2009 and 2008, respectively. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. Additionally, Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy. This rental income was approximately $4 million and $3 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $12 million and $9 million for the nine months ended September 30, 2009 and 2008, respectively.

As discussed further in Note 5, Duke Energy Carolinas participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. As of September 30, 2009, Duke Energy Carolinas had net receivables of approximately $343 million, which are classified within Receivables in the accompanying Consolidated Balance Sheets, and approximately $300 million of outstanding money pool borrowings which are classified as long-term borrowings within Long-Term Debt in the accompanying Consolidated Balance Sheets.

During the nine months ended September 30, 2009, Duke Energy Carolinas’ received a $250 million capital contribution from its parent, Duke Energy. Additionally, during the nine months ended September 30, 2009, Duke Energy Carolinas recorded an approximate $3 million increase in Member’s Equity as a result of forgiveness of an advance by its parent, Duke Energy.

11. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Carolinas adopted the new fair value disclosure requirements for financial instruments and non-financial derivatives. On January 1, 2009, Duke Energy Carolinas adopted the new fair value disclosure requirements for non-financial assets and liabilities measured at fair value on a non-recurring basis.

The accounting guidance for fair value defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure requirements about fair value measurements. Under the accounting guidance for fair value, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition focuses on an exit price, which is the price that would be received by Duke Energy Carolinas to sell an asset or paid to

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

transfer a liability, versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although the accounting guidance for fair value does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

Duke Energy Carolinas classifies recurring and non-recurring fair value measurements based on the following fair value hierarchy, as prescribed by the accounting guidance for fair value, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1—unadjusted quoted prices in active markets for identical assets or liabilities that Duke Energy Carolinas has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occurs with sufficient frequency and volume to provide ongoing pricing information. Duke Energy Carolinas does not adjust quoted market prices on Level 1 for any blockage factor.

Level 2— a fair value measurement utilizing inputs other than a quoted market price that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates. A level 2 measurement cannot have more than an insignificant portion of the valuation based on unobservable inputs.

Level 3— any fair value measurements which include unobservable inputs for the asset or liability for more than an insignificant portion of the valuation. A level 3 measurement may be based primarily on level 2 inputs.

The fair value accounting guidance for financial instruments, which was effective as of January 1, 2008, permits entities to elect to measure many financial instruments and certain other items at fair value that are not required to be accounted for at fair value under existing GAAP. Duke Energy Carolinas does not currently have any financial assets or financial liabilities that are not required to be accounted for at fair value under GAAP for which it elected to use the option to record at fair value. However, in the future, Duke Energy Carolinas may elect to measure certain financial instruments at fair value in accordance with this accounting guidance.

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Consolidated Balance Sheets at fair value at September 30, 2009 and December 31, 2008:

	Total Fair Value Amounts at September 30, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$67	$—	$—	$67
Nuclear decommissioning trust fund equity securities(b)	1,068	1,068	—	—
Nuclear decommissioning trust fund debt securities(b)	640	87	553	—
Derivative Assets(c)	2	—	2	—

Total assets	1,777	1,155	555	67

Net assets	$1,777	$1,155	$555	$67

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	See Note 12 for additional information related to investments by major security type.
(c)	See Note 7 for additional information related to derivatives.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$72	$—	$—	$72
Nuclear decommissioning trust fund(b)	1,436	853	583	—
Derivative Assets	16	—	16	—

Total Assets	1,524	853	599	72

Derivative Liabilities	(13)	—	(13)	—

Net Assets	$1,511	$853	$586	$72

(a)	Approximately $26 million of auction rate securities are included in Other within Investments and Other Assets and approximately $46 million are classified as Short-Term Investments within Current Assets on the Consolidated Balance Sheets.
(b)	See Note 12 for additional information related to investments by major security type.

The following tables provide a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Available-for-Sale Auction Rate Securities
(in millions)
Three Months Ended September 30, 2009
Balance at July 1, 2009	$71
Total pre-tax unrealized losses included in Other Comprehensive Income (Loss)	(4)

Balance at September 30, 2009	$67

Nine Months Ended September 30, 2009
Balance at January 1, 2009	$72
Total pre-tax unrealized losses included in Other Comprehensive Income (Loss)	(5)

Balance at September 30, 2009	$67

Available-for-Sale Auction Rate Securities
(in millions)
Three Months Ended September 30, 2008
Balance at July 1, 2008	$75
Total pre-tax unrealized gains included in Other Comprehensive Income (Loss)	3

Balance at September 30, 2008	$78

Nine Months Ended September 30, 2008
Balance at January 1, 2008	$—
Transfers in to Level 3	82
Total pre-tax unrealized losses included in Other Comprehensive Income (Loss)	(4)

Balance at September 30, 2008	$78

Valuation methods of the primary fair value measurements disclosed above are as follows:

Investments in equity securities: Investments in equity securities held in the nuclear decommissioning trust fund (NDTF) are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

currency exchange rate in effect at the close of the principal active market. Duke Energy Carolinas has not adjusted prices to reflect for after-hours market activity. The majority of Duke Energy Carolinas’ investments in equity securities are valued using Level 1 measurements.

Investments in available-for-sale auction rate securities: As of September 30, 2009, Duke Energy Carolinas has approximately $82 million par value (approximately $67 million fair value) of auction rate securities for which an active market does not currently exist. The majority of these auction rate securities are AAA rated student loan securities for which substantially all the values are ultimately backed by the U.S. government. All of these securities were valued as of September 30, 2009 using Level 3 measurements. The methods and significant assumptions used to determine the fair values of Duke Energy Carolinas’ investment in auction rate debt securities represented a combination of broker-provided quotations and estimations of fair value using validation of such quotations through internal discounted cash flow models which incorporated primarily Duke Energy Carolinas’ own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted (for liquidity and credit) discount rates when relevant observable inputs are not available to determine present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral.

As discussed further in Note 12, during the first quarter of 2009, pursuant to the issuance of new accounting guidance, Duke Energy Carolinas adopted a new model for determining whether an other-than-temporary impairment loss has occurred with respect to investments in debt securities and applied this new impairment model to the accounting for its investments in auction rate debt securities. There were no other-than-temporary impairments associated with investments in auction rate debt securities during the three or nine months ended September 30, 2009.

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

Additional fair value disclosures. The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of the accounting guidance for fair value measurements disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of September 30, 2009 and December 31, 2008 are not necessarily indicative of the amounts Duke Energy Carolinas could have realized in current markets.

	As of September 30, 2009		As of December 31, 2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$7,073	$7,719	$7,279	$7,510

The fair value of cash and cash equivalents, accounts and notes receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

12. Investments in Debt and Equity Securities

Duke Energy Carolinas classifies its investments as available-for-sale, which are reported at fair value on the Consolidated Balance Sheets with unrealized gains and losses excluded from earnings and reported either as a regulatory asset or liability, as discussed further below, or as a component of other comprehensive income until realized.

Duke Energy Carolinas’ available-for-sale securities are comprised of investments held in the nuclear decommissioning trust fund (NDTF) and investments in auction rate debt securities. The investments within the NDTF are managed by an independent investment manager with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy Carolinas has limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Carolinas. Accordingly, all unrealized losses associated with equity securities within the NDTF are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. With respect to investments in debt securities within the NDTF, Duke Energy Carolinas applies the modified other-than-temporary impairment accounting guidance, which is discussed further below. Pursuant to regulatory accounting, all unrealized losses associated with investments in debt and equity securities within the NDTF are deferred as a regulatory asset, thus there is no immediate impact on the earnings of Duke Energy Carolinas as a result of any other-than-temporary impairments that would otherwise be required to be recognized in earnings. For investments in auction rate debt securities, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is other-than-temporarily impaired, at which time the write-down to fair value may be included in earnings based on the criteria discussed below.

With respect to investments in debt securities, during the first quarter of 2009, Duke Energy Carolinas adopted the modified other-than-temporary impairment accounting guidance, which changed the other-than-temporary impairment guidance related to investments in debt securities. Under this modified other-than-temporary impairment guidance, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. The adoption of this modified other-than-temporary impairment guidance primarily impacts Duke Energy’s Carolinas investments in auction rate debt securities since, as discussed above, the debt securities held in the NDTF receive regulatory deferral treatment of all unrealized losses. Since management believes, based on consideration of the criteria above, that no credit loss exists as of September 30, 2009 and management does not have the intent to sell its investments in auction rate debt securities, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis, management concluded that there were no other-than-temporary impairments necessary as of September 30, 2009. See Note 11 for additional information related to fair value measurements for investments in auction rate debt securities.

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

Other Long-term investments. Duke Energy Carolinas invests in debt and equity securities that are held in the NDTF. Additionally, approximately $67 million carrying value (approximately $82 million par value) and approximately $26 million carrying value (approximately $33 million par value) of investments in auction rate debt securities have been classified as long-term at September 30, 2009 and December 31, 2008, respectively, due to market illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale and, therefore, are reflected on the Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

As of September 30, 2009 and December 31, 2008, Duke Energy Carolinas’ long-term available-for-sale investments had a fair market value of approximately $1,775 million and $1,462 million, respectively.

The estimated fair values of short-term and long-term investments classified as available-for-sale are as follows (in millions):

	September 30, 2009			December 31, 2008
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Short-term Investments	$—	$—	$—	$—	$(4)	$46

Total short-term investments	$—	$—	$—	$—	$(4)	$46

Equity Securities	$292	$(39)	$1,068	$160	$(143)	$831
Corporate Debt Securities	11	(2)	165	3	(7)	88
Municipal Bonds	2	(4)	73	2	(10)	120
U.S. Government Bonds	13	—	251	17	—	272
Auction Rate Debt Securities	—	(14)	67	—	(6)	26
Other	1	(5)	151	—	(30)	125

Total long-term investments	$319	$(64)	$1,775	$182	$(196)	$1,462

(a)	As discussed above, unrealized losses on investments within the NDTF are deferred as a regulatory asset pursuant to regulatory accounting.

Debt securities held, which includes auction rate securities based on the stated maturity date, at September 30, 2009 mature as follows: $90 million in less than one year, $87 million in one to five years, $114 million in six to ten years and $411 million thereafter.

The fair values and gross unrealized losses of available-for-sale equity and debt securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded to earnings, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity Securities	$153	$(5)	$(34)
Corporate Debt Securities	10	—	(2)
Municipal Bonds	38	—	(4)
Auction Rate Debt Securities(a)	67	(14)	—
Other	44	(2)	(3)

Total	$312	$(21)	$(43)

(a)	See Note 11 for information about fair value measurements related to investments in auction rate debt securities.

	As of December 31, 2008
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Equity Securities	$306	$(10)	$(133)
Corporate Debt Securities	38	(3)	(4)
Municipal Bonds	66	—	(10)
Auction Rate Debt Securities(a)	72	—	(10)
Other	83	(3)	(27)

Total	$565	$(16)	$(184)

(a)	See Note 11 for information about fair value measurements related to investments in auction rate debt securities.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

13. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Carolinas subsequent to September 30, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 105 – Generally Accepted Accounting Principles (ASC 105). In June 2009, the FASB amended ASC 105 for the ASC, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP. On the effective date of the changes to ASC 105, which was for financial statements issued for interim and annual periods ending after September 15, 2009, the ASC supersedes all then-existing non-SEC accounting and reporting standards. Under the ASC, all of its content carries the same level of authority and the GAAP hierarchy includes only two levels of GAAP: authoritative and non-authoritative. While the adoption of the ASC did not have an impact on the accounting followed in Duke Energy Carolinas’ consolidated financial statements, the ASC impacted the references to authoritative and non-authoritative accounting literature contained within the Notes.

ASC 805 – Business Combinations (ASC 805). In December 2007, the FASB issued revised guidance related to the accounting for business combinations. This revised guidance retained the fundamental requirement that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy Carolinas, this revised guidance is applied prospectively to business combinations for which the acquisition date occurred on or after January 1, 2009. The impact to Duke Energy Carolinas of applying this revised guidance for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of ASC 805.

ASC 815 – Derivatives and Hedging (ASC 815). In March 2008, the FASB amended and expanded the disclosure requirements for derivative instruments and hedging activities required under ASC 815. The amendments to ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, volumetric data, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy Carolinas adopted these disclosure requirements as of January 1, 2009. The adoption of the amendments to ASC 815 did not have any impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position. See Note 7 for the disclosures required under ASC 815.

ASC 470 – Debt (ASC 470). In May 2008, the FASB issued guidance addressing the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. This amendment to ASC 470 does not change the accounting for more traditional types of convertible debt securities that do not have a cash settlement feature and this guidance does not apply if, under existing GAAP for derivatives, the embedded conversion feature must be accounted for separately from the rest of the instrument. For Duke Energy Carolinas, this amendment to ASC 470 was applicable as of January 1, 2009 and must be applied retrospectively to all prior periods presented, even if the instrument has matured, has been converted, or has otherwise been extinguished as of the effective date of this amendment. Since this amendment to ASC 470 did not change the accounting for Duke Energy Carolinas’ 2003 issuance of $770 million of convertible debt that was fully converted to common stock during the years ended December 31, 2005, 2006 and 2007, this amendment to ASC 470 did not have any impact on Duke Energy Carolinas’ historical financial statements. Future impacts of this amendment to ASC 470 will be determined by whether Duke Energy Carolinas issues convertible debt with cash settlement options.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Carolinas as of September 30, 2009:

ASC 715 – Compensation – Retirement Benefits (ASC 715). In December 2008, the FASB amended ASC 715 to require more detailed disclosures about employers’ plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additionally, companies will be required to disclose their pension assets in a fashion consistent with ASC 820 – Fair Value Measurements and Disclosures (i.e., Level 1, 2, and 3 of the fair value hierarchy) along with a roll-forward of the Level 3 values each year. For Duke Energy Carolinas, these amendments to ASC 715 are effective for Duke Energy Carolinas’ Form 10-K for the year ended December 31, 2009. The adoption of these new disclosure requirements will not have any impact on Duke Energy Carolinas’ results of operations, cash flows or financial position.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

FASB Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS No. 167). In June 2009, the FASB issued SFAS No. 167, which amends existing consolidation accounting guidance to eliminate the exemption from consolidation for QSPEs, and clarifies, but does not significantly change, the criteria for determining whether an entity meets the definition of a variable interest entity (VIE). SFAS No. 167 also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, SFAS No. 167 modifies existing accounting guidance to require an ongoing evaluation of a VIE’s primary beneficiary and amends the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, SFAS No. 167 requires enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement. For Duke Energy Carolinas, SFAS No. 167 is effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy Carolinas is involved with, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that exist as of the effective date. Early adoption of SFAS No. 167 is prohibited. Duke Energy Carolinas is currently evaluating the potential impact of the adoption of SFAS No. 167, and is unable to estimate at this time the impact of SFAS No. 167 on its consolidated results of operations, cash flows or financial position.

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

Changes to Unrecognized Tax Benefits

Increase/ (Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2009	$462

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	51
Gross decreases—tax positions in prior periods	(2)
Gross increases—current period tax positions	8

Total Changes	57

Unrecognized Tax Benefits—September 30, 2009	$519

At both September 30, 2009 and December 31, 2008, Duke Energy Carolinas has approximately $286 million of unrecognized tax benefit that, if recognized, may affect the effective tax rate or a regulatory liability. At this time, Duke Energy Carolinas is unable to estimate the specific effect to either. It is reasonably possible that Duke Energy Carolinas will reflect an approximate $33 million reduction in unrecognized tax benefits within the next twelve months due to expected settlements.

Duke Energy Carolinas has the following tax years open:

Jurisdiction	Tax Years
Federal	1999 and after
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years

At September 30, 2009 and December 31, 2008, approximately $436 million and $202 million, respectively, of federal income taxes receivable are included in Other within Current Assets in the Consolidated Balance Sheets. At September 30, 2009, this balance exceeded 5% of total current assets.

PART I

DUKE ENERGY CAROLINAS, LLC

Notes To Unaudited Consolidated Financial Statements—(Continued)

The effective tax rate for the three months ended September 30, 2009 was approximately 34.6% as compared to the effective tax rate of 35.1% for the same period in 2008. The effective tax rate for each of the nine months ended September 30, 2009 and 2008 was approximately 35%.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Carolinas from its customers. These taxes, which are required to be paid regardless of Duke Energy Carolinas’ ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Carolinas acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Carolinas’ excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were approximately $38 million and $101 million for the three and nine months ended September 30, 2009, respectively, and approximately $38 million and $99 million for the three and nine months ended September 30, 2008, respectively.

15. Comprehensive Income and Total Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended September 30, 2009 and 2008. Components of other comprehensive income and total comprehensive income for the nine months ended September 30, 2009 and 2008 are presented in the Consolidated Statements of Member’s Equity and Comprehensive Income.

Total Comprehensive Income

	Three Months Ended September 30,
	2009	2008
	(in millions)
Net Income	$265	$280

Other comprehensive income
Net unrealized gain on cash flow hedges(a)	—	(1)
Reclassification into earnings from cash flow hedges(b)	1	3
Unrealized (loss) gain on investments in auction rate securities(c)	(2)	1

Other comprehensive income, net of tax	(1)	3

Total Comprehensive Income	$264	$283

(a)	Net of $1 million tax benefit for the three months ended September 30, 2008.
(b)	Net of an insignificant tax expense and $2 million tax expense for the three months ended September 30, 2009 and 2008, respectively.
(c)	Net of $2 million tax benefit and $2 million tax expense for the three months ended September 30, 2009 and 2008, respectively.

16. Subsequent Events

For information on subsequent events related to regulatory matters see Note 8, respectively. Management has evaluated these Unaudited Consolidated Financial Statements and Notes for subsequent events up through November 12, 2009, which is the date of filing of the Unaudited Consolidated Financial Statements with the SEC.

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

	Nine Months Ended September 30,
(in millions)	2009	2008	Increase (Decrease)
Operating revenues	$4,187	$4,520	$(333)
Operating expenses	3,162	3,476	(314)
Gains on sales of other assets and other, net	22	1	21

Operating income	1,047	1,045	2
Other income and expenses, net	87	80	7
Interest expense	243	246	(3)

Income before income taxes	891	879	12
Income tax expense	313	309	4

Net income	$578	$570	$8

The $8 million increase in Duke Energy Carolinas’ net income was primarily due to the following factors:

Operating Revenues. The decrease was primarily due to:

•	An approximate $180 million decrease in fuel revenues driven primarily by a decrease in sales to both retail and near-term wholesale customers,

•

An approximate $46 million decrease in weather adjusted sales volumes to retail customers reflecting both the overall declining economic conditions, which are primarily impacting the industrial sector, and the general decline in the textile industry in the Carolinas. Weather adjusted industrial sales volumes, including textiles, decreased by approximately 17% compared to the same period in 2008,

•

An approximate $43 million net decrease in rates charged to retail customers primarily due to the expiration of the one-time increment rider related to merger savings that was included in North Carolina retail rates in 2008,

•

An approximate $40 million decrease in wholesale power revenues, net of sharing, primarily due to decreased sales volumes and lower prices on near-term sales as a result of weak market conditions, partially offset by increased sales volumes and higher prices under certain long-term contracts, and

•

An approximate $19 million decrease in Gigawatt hours sales to retail customers due to overall milder weather in 2009 compared to the same period in 2008. Weather statistics for cooling degree days in 2009 were unfavorable compared to the same period in 2008, more than offsetting a favorable variance in heating degree days.

Operating Expenses. The decrease was primarily due to:

•

An approximate $183 million decrease in fuel expense (including purchased power) primarily due to a lower volume of coal and natural gas used in electric generation, driven by lower demand from both retail and wholesale customers; partially offset by higher coal prices,

•

An approximate $104 million decrease in operating and maintenance expenses primarily due to lower scheduled outage and maintenance costs at nuclear and fossil generating plants, lower management fees from a consolidated affiliate of Duke Energy and lower power delivery maintenance, and

•	An approximate $37 million decrease in depreciation and amortization due to lower depreciation rates.

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

Income Tax Expense. The increase in income tax expense for the nine months ended September 30, 2009 compared to the same period in the prior year was primarily due to higher pre-tax income. The effective tax rate was approximately 35% for each of the nine months ended September 30, 2009 and 2008.

Other Matters

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insured retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,051 million in excess of the self insured retention. Insurance recoveries of approximately $984 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of September 30, 2009. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. The insurance company continues to have financial strength ratings as an insurer from major rating agencies that are defined as “strong” and/or “excellent.” Based on the foregoing, management believes the insurance recovery asset is probable of recovery. However, while the insurance carrier is highly rated and appears to be in a strong financial position, it also appears to be exposed, along with many other companies in the insurance industry, to the current credit market situation and the volatility of the equity and fixed income markets. Other insurance companies have experienced rapid credit rating downgrades and there is no assurance that it will retain its current rating.

In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act (ACES) to encourage the development of clean energy sources and reduce greenhouse gas emissions. ACES contains provisions for establishing federal renewable energy standards for electric suppliers. The proposed legislation would also create a carbon capture and sequestration program funded through rates to accelerate the development of this technology and establish greenhouse gas emission standards for new fossil fuel-fired electric generating plants. ACES creates an economy-wide cap and trade program for large sources of greenhouse gas emissions. A portion of the allowances under the cap and trade program would be allocated to retail electric and gas utilities, certain energy-intensive industries, small refiners and state governments. Some allowances would be auctioned. Bonus allowances would be available to encourage energy efficiency, renewable energy and carbon sequestration projects. Consideration of climate legislation has now moved to the Senate. Until legislation is final, Duke Energy is unable to predict the ultimate impact on Duke Energy’s financial position, results of operations or cash flows.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

PART I

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2009 and, other than the third quarter system changes described below, have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the third quarter of 2009, Duke Energy Carolinas converted its income tax system and asset accounting system to those currently used by other Duke Energy Carolinas affiliates. The system changes are a result of an evaluation of the previous systems and related processes to support evolving operational needs, and are not the result of any identified deficiencies in the previous systems. Duke Energy Carolinas reviewed the implementation effort as well as the impact on Duke Energy Carolinas’ internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address these system changes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2009, see Note 8 to the Consolidated Financial Statements, “Regulatory Matters” and Note 9 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

DUKE ENERGY CAROLINAS, LLC

Date: November 12, 2009	/s/ STEVEN K. YOUNG
Steven K. Young Chief Financial Officer, Senior Vice President and Controller