Form 10-K
period 2009-12-31
Duke Energy Carolinas, LLC
filed 2010-03-12
CIK 30371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

DECEMBER 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•

State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements, as well as rulings that affect cost and investment recovery or have an impact on rate structures.

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

•

Construction and development risks, associated with the completion of Duke Energy Carolinas’ capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from ratepayers in a timely manner or at all; and

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

PART I

Item 1. Business.

GENERAL

Operations. Duke Energy Carolinas, LLC (Duke Energy Carolinas), a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy), is an electric utility company with operations in North Carolina and South Carolina. Duke Energy Carolinas operates one reportable business segment, Franchised Electric, which generates, transmits, distributes and sells electricity. These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (PSCSC). Substantially all of Franchised Electric’s operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment. For additional information regarding this business segment, including financial information, see Note 2 to the Consolidated Financial Statements, “Business Segments.”

Duke Energy Carolinas’ service area covers about 24,000 square miles with an estimated population of approximately 6.4 million in central and western North Carolina and western South Carolina. Duke Energy Carolinas supplies electric service to approximately 2.4 million residential, commercial and industrial customers over 101,000 miles of distribution lines and a 13,000 mile transmission system.

The remainder of Duke Energy Carolinas’ operations is presented as Other. Although it is not considered a business segment, Other primarily consists of certain governance costs allocated by its parent, Duke Energy.

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

GLOSSARY OF TERMS

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
ACES	American Clean Energy Act of 2009

ADEA	Age Discrimination in Employment Act

AFUDC	Allowance for Funds Used During Construction

AOCI	Accumulated Other Comprehensive Income

ARS	Auction Rate Securities

ASC	Accounting Standards Codification

Bison	Bison Insurance Company Limited

BPM	Bulk Power Marketing

CAA	Clean Air Act

CAGR	Compound Annual Growth Rate

CAIR	Clean Air Interstate Rule

CCP	Coal Combustion Product

Cinergy	Cinergy Corp.

CO2	Carbon Dioxide

COL	Combined Construction and Operating License

CPCN	Certificate of Public Convenience and Necessity

DAQ	Division of Air Quality

DENR	Department of Environment and Natural Resources

DERF	Duke Energy Receivables Finance Company, LLC

DOE	United States Department of Energy

DSM	Demand Side Management

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

EPA	U.S. Environmental Protection Agency

ERISA	Employee Retirement Income Security Act

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

GWh	Gigawatt-hours

PART I

Term or Acronym	Definition
HAP	Hazardous Air Pollutant

KV	Kilovolt

kWh	Kilowatt-hour

MACT	Maximum Achievable Control Technology

Moody’s	Moody’s Investor Services

MW	Megawatt

MWh	Megawatt-hour

NCUC	North Carolina Utilities Commission

NDTF	Nuclear Decommissioning Trust Funds

NEIL	Nuclear Electric Insurance Limited

NOx	Nitrogen Oxide

NPNS	Normal purchase/normal sale

NRC	Nuclear Regulatory Commission

NSR	New Source Review

ORS	South Carolina Office of Regulatory Staff

PSCSC	Public Service Commission of South Carolina

QSPE	Qualifying Special Purpose Entity

REPS	Renewable Energy and Energy Efficiency Portfolio Standard

SCEUC	South Carolina Energy Users Committee

SEC	Securities and Exchange Commission

SO2	Sulfur Dioxide

S&P	Standard & Poor’s

VIE	Variable Interest Entities

WARN	North Carolina Waste Awareness Reduction Network

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

•

The North Carolina clean air legislation that froze electric utility rates from June 20, 2002 to December 31, 2007 (rate freeze period), subject to certain conditions, in order for North Carolina electric utilities, including Duke Energy Carolinas, to significantly reduce emissions of sulfur dioxide (SO2) and nitrogen oxide (NOx) from coal-fired power plants in the state. The legislation allows electric utilities, including Duke Energy Carolinas, to accelerate the recovery of compliance costs by amortizing them over seven years (2003-2009). However, Duke Energy Carolinas ended its amortization in 2007 as part of its rate case settlement with the NCUC.

See “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and the potential impacts such legislation could have on Duke Energy Carolinas’ operations. Additionally, other potential future environmental laws and regulations could have a significant impact on Duke Energy Carolinas’ results of operations, cash flows or financial position. However, if such laws are enacted, Duke Energy Carolinas would seek appropriate regulatory recovery of costs to comply within its regulated operations.

For more information on environmental matters involving Duke Energy Carolinas, including possible liability and capital costs, see Notes 4 and 14 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies—Environmental,” respectively.

Except to the extent discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of Duke Energy Carolinas’ business and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Energy Carolinas.

PART I

Item 1A. Risk Factors.

The risk factors discussed herein relate specifically to risks associated with Duke Energy Carolinas.

Duke Energy Carolinas’ revenues, earnings and results are dependent on state legislation and regulation that affect electric generation, transmission, distribution and related activities, which may limit Duke Energy Carolinas’ ability to recover costs.

Duke Energy Carolinas is regulated on a cost-of-service/rate-of-return basis subject to the statutes and regulatory commission rules and procedures of North Carolina and South Carolina. If Duke Energy Carolinas’ earnings exceed the returns established by the state regulatory commissions, Duke Energy Carolinas’ retail electric rates may be subject to review and possible reduction by the commissions, which may decrease Duke Energy Carolinas’ future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, Duke Energy Carolinas’ future earnings could be negatively impacted.

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

Duke Energy Carolinas’ ownership and operation of nuclear generation facilities requires Duke Energy Carolinas to meet licensing and safety-related requirements imposed by the Nuclear Regulatory Commission (NRC). In the event of non-compliance, the NRC may increase regulatory oversight, impose fines, and/or shut down a unit, depending upon its assessment of the severity of the situation. Revised security and safety requirements promulgated by the NRC, which could be prompted by, among other things, events within or outside of Duke Energy Carolinas’ control, such as a serious nuclear incident at a facility owned by a third-party, could necessitate substantial capital and other expenditures at Duke Energy Carolinas’ nuclear plants, as well as assessments against Duke Energy Carolinas to cover third-party losses. In addition, if a serious nuclear incident were to occur, it could have a material adverse effect on Duke Energy Carolinas’ results of operations and financial condition.

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

Duke Energy Carolinas’ plans for future expansion and modernization of its generation fleet subject it to risk of failure to adequately execute and manage its significant construction plans, as well as the risk of recovering all such costs or of recovering costs in an untimely manner, which could materially impact Duke Energy Carolinas’ results of operations, cash flows or financial position.

The completion of Duke Energy Carolinas’ anticipated capital investment projects in existing and new generation facilities is subject to many construction and development risks, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards. Moreover, Duke Energy Carolinas’ ability to recover all of these costs and recovering costs in a timely manner could materially impact Duke Energy Carolinas’ financial position, consolidated results of operations, or cash flows.

Duke Energy Carolinas must meet credit quality standards and there is no assurance that it will maintain investment grade credit ratings. If Duke Energy Carolinas is unable to maintain an investment grade credit rating, Duke Energy Carolinas would be required under credit agreements to provide collateral in the form of letters of credit or cash, which may materially adversely affect Duke Energy Carolinas’ liquidity.

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

A downgrade below investment grade could also require Duke Energy Carolinas to post additional collateral in the form of letters of credit or cash under various credit agreements and trigger termination clauses in some interest rate and derivative agreements, which would require cash payments. All of these events would likely reduce Duke Energy Carolinas’ liquidity and profitability and could have a material adverse effect on Duke Energy Carolinas’ financial position, results of operations, or cash flows.

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

Market disruptions may increase Duke Energy Carolinas’ cost of borrowing or adversely affect Duke Energy Carolinas’ ability to access one or more financial markets. Such disruptions could include: economic downturns; the bankruptcy of an unrelated energy company; general capital market conditions; market prices for electricity; terrorist attacks or threatened attacks on Duke Energy Carolinas’ facilities or unrelated energy companies; or the overall health of the energy industry.

Duke Energy Carolinas’ parent, Duke Energy, maintains revolving credit facilities to provide back-up for commercial paper programs and for letters of credit at various entities. Duke Energy Carolinas has borrowing capacity under Duke Energy’s revolving credit facilities. These facilities typically include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at either Duke Energy or Duke Energy Carolinas could preclude Duke Energy Carolinas from issuing letters of credit or borrowing under the revolving credit facility. Additionally, there are no assurances that commitments made by lenders under Duke Energy Carolinas’ credit facilities will be available as a source of funding due to on-going uncertainties in the financial services industry.

PART I

Duke Energy Carolinas is exposed to credit risk of customers and counterparties with whom Duke Energy Carolinas does business.

Adverse economic conditions affecting, or financial difficulties of, customers and counterparties with whom Duke Energy Carolinas does business could impair the ability of these customers and counterparties to pay for Duke Energy Carolinas’ services or fulfill their contractual obligations, including loss recovery payments under insurance contracts, or cause them to delay such payments or obligations. Duke Energy Carolinas depends on these customers and counterparties to remit payments on a timely basis. Any delay or default in payment could adversely affect Duke Energy Carolinas’ financial position, results of operations or cash flows.

Poor investment performance of Duke Energy’s pension plan holdings and other factors impacting pension plan costs could unfavorably impact Duke Energy Carolinas’ liquidity and results of operations.

Duke Energy Carolinas participates in employee benefit plans sponsored by its parent, Duke Energy. Duke Energy Carolinas is allocated its proportionate share of the cost of these plans by Duke Energy. Duke Energy’s costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. At December 31, 2009, Duke Energy has certain qualified U.S. pension plans with obligations which exceeded the value of plan assets. Without sustained growth in the pension investments over time to increase the value of Duke Energy’s plan assets and depending upon the other factors that could significantly impact Duke Energy Carolinas’ allocated costs, as discussed above, Duke Energy could be required to fund its plans with significant amounts of cash. Duke Energy Carolinas’ proportionate share of such cash funding obligations could have a material impact on Duke Energy Carolinas’ financial position, results of operations or cash flows.

Duke Energy Carolinas is subject to numerous environmental laws and regulations that require significant capital expenditures, can increase Duke Energy Carolinas’ cost of operations, and which may impact or limit Duke Energy Carolinas’ business plans, or expose Duke Energy Carolinas to environmental liabilities.

Duke Energy Carolinas is subject to numerous environmental laws and regulations affecting many aspects of Duke Energy Carolinas’ present and future operations, including air emissions (such as reducing NOx, SO2 and mercury emissions in the U.S., or potential future control of greenhouse-gas emissions), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require Duke Energy Carolinas to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for clean-up costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps Duke Energy Carolinas could be required to take to ensure that its facilities are in compliance could be prohibitively expensive. As a result, Duke Energy Carolinas may be required to shut down or alter the operation of its facilities, which may cause Duke Energy Carolinas to incur losses. Further, Duke Energy Carolinas’ regulatory rate structure and Duke Energy Carolinas’ contracts with clients may not necessarily allow Duke Energy Carolinas to recover capital costs Duke Energy Carolinas incurs to comply with new environmental regulations. Also, Duke Energy Carolinas may not be able to obtain or maintain from time to time all required environmental regulatory approvals for Duke Energy Carolinas’ operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Duke Energy Carolinas fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of Duke Energy Carolinas’ facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on Duke Energy Carolinas’ financial position, results of operations or cash flows, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and such regulation could result in the creation of substantial additional costs in the form of taxes or emission allowances.

The EPA also has plans to propose new federal regulations governing the management of coal combustions by-products, including fly ash. These regulations may require Duke Energy Carolinas to make additional capital expenditures and increase Duke Energy Carolinas operating and maintenance costs.

Additionally, potential other new environmental regulations, including the use of coal from mountain removal and water discharge, could require Duke Energy Carolinas to make additional capital expenditures and increase costs of fuel.

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

Duke Energy Carolinas’ results of operations may be negatively affected by overall market, economic and other conditions that are beyond Duke Energy Carolinas’ control.

Sustained downturns or sluggishness in the economy generally affect the markets in which Duke Energy Carolinas operates and negatively influence Duke Energy Carolinas’ energy operations. Declines in demand for electricity as a result of economic downturns in Duke Energy Carolinas’ service territories will reduce overall sales and lessen Duke Energy Carolinas’ cash flows, especially as Duke Energy Carolinas’ industrial customers reduce production and, therefore, consumption of electricity. Although Duke Energy Carolinas’ business is subject to regulated allowable rates of return and recovery of fuel costs under a fuel adjustment clause, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thus diminishing results of operations.

Duke Energy Carolinas also sells electricity into the spot market or other competitive power markets on a contractual basis. With respect to such transactions, its revenues and results of operations are likely to depend, in large part, upon prevailing market prices in Duke Energy Carolinas’ regional markets

PART I

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

•	ability to procure satisfactory levels of inventory, such as coal and uranium; and

•	capacity and transmission service into, or out of, Duke Energy Carolinas’ markets.

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

Electric power generation is generally a seasonal business. In the markets in which Duke Energy Carolinas operates, demand for power peaks during the warmer summer months and colder winter months, with market prices also peaking at that time. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of Duke Energy Carolinas’ businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period comparison less relevant.

Duke Energy Carolinas’ business is subject to extensive federal regulation that will affect Duke Energy Carolinas’ operations and costs.

Duke Energy Carolinas is subject to regulation by FERC and the NRC, and various other federal agencies. Regulation affects almost every aspect of Duke Energy Carolinas’ businesses, including, among other things, Duke Energy Carolinas’ ability to: take fundamental business management actions; determine the terms and rates of Duke Energy Carolinas’ transmission business’ services; make acquisitions; issue equity or debt securities; engage in transactions between Duke Energy Carolinas’ utilities and other subsidiaries and affiliates; and the ability to pay dividends to Duke Energy. Changes to these regulations are ongoing, and Duke Energy Carolinas cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on Duke Energy Carolinas’ business. However, changes in regulation can cause delays in or affect business planning and transactions and can substantially increase Duke Energy Carolinas’ costs.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2009, Duke Energy Carolinas operated three nuclear generating stations with a combined net capacity of 5,173 megawatts (MW) (including an approximate 19% ownership in the Catawba Nuclear Station), eight coal-fired stations with a combined net capacity of 7,654 MW, thirty hydroelectric stations (including two pumped-storage facilities) with a combined net capacity of 3,218 MW and eight combustion turbine stations with a combined net capacity of 3,139 MW. The stations are located in North Carolina and South Carolina.

In addition, as of December 31, 2009, Duke Energy Carolinas owned approximately 13,000 conductor miles of electric transmission lines, including 600 miles of 525 kilovolts (KV), 2,600 miles of 230 KV, 6,700 miles of 100 to 161 KV, and 3,100 miles of 13 to 69 KV. Duke Energy Carolinas also owned approximately 101,000 conductor miles of electric distribution lines, including 66,000 miles of overhead lines and 35,000 miles of underground lines, as of December 31, 2009. As of December 31, 2009, the electric transmission and distribution systems had approximately 1,500 substations.

Substantially all of Duke Energy Carolinas’ electric plant in service is mortgaged under the indenture relating to its various series of First Mortgage Bonds.

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies—Environmental.”

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of the outstanding limited liability company member interests of Duke Energy Carolinas are owned by Duke Energy. There is no market for Duke Energy Carolinas’ limited liability company member interests. Duke Energy Carolinas continues to review its policy with respect to paying future distributions to Duke Energy and anticipates making periodic distributions to provide funding support for Duke Energy’s dividend.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2009, 2008 and 2007.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas, LLC (Duke Energy Carolinas) is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Years Ended December 31,
	2009	2008	Increase (Decrease)
Operating revenues	$5,495	$5,903	$(408)
Operating expenses	4,232	4,611	(379)
Gains on sales of other assets and other, net	24	3	21

Operating income	1,287	1,295	(8)
Other income and expenses, net	122	98	24
Interest expense	330	331	(1)

Income before income taxes	1,079	1,062	17
Income tax expense	377	372	5

Net income	$702	$690	$12

Net Income

Operating Revenues. The decrease was driven primarily by:

•	A $248 million decrease in fuel revenues driven primarily by decreased demand from both retail and near-term wholesale customers. Fuel revenues represent sales to retail and wholesale customers,

•

A $62 million decrease in rates charged to retail customers primarily due to the expiration of the one-time increment rider related to merger savings that was included in North Carolina retail rates in 2008,

•

A $52 million decrease due to lower weather adjusted sales volumes to retail customers reflecting both the overall decline in economic conditions, which are primarily impacting the industrial sector, and the general decline in the textile industry in the Carolinas, and

•

A $35 million decrease in wholesale power revenues, net of sharing, primarily due to decreased sales volumes and lower prices on near-term sales as a result of weak market conditions, partially offset by higher prices and increased sales volumes under certain long-term contracts.

Operating Expenses. The decrease was driven primarily by:

•

A $247 million decrease in fuel expense (including purchased power) primarily due to a lower volume of coal and natural gas used in electric generation and decreased purchased power expense, driven by lower demand from both retail and wholesale customers, and lower natural gas prices; partially offset by higher coal prices,

•

A $112 million decrease in operating and maintenance expenses primarily due to lower scheduled outage and maintenance costs at nuclear and fossil generating plants, lower management fees from a consolidated affiliate of Duke Energy Corporation (Duke Energy), lower power delivery maintenance, and decreased capacity costs due to the expiration of certain drought mitigation contracts in 2008, partially offset by increased employee benefit costs, and

•	A $38 million decrease in depreciation and amortization primarily due to lower depreciation rates, partially offset by increases in depreciation due to additional capital spending.

Partially offsetting these decreases was:

•	An $18 million increase in property and other taxes, due primarily to increases in capital expenditures.

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

Income Tax Expense. Income tax expense increased due to higher pre-tax income.

PART II

Matters Impacting Future Results

Duke Energy Carolinas continues to increase the overall number of retail customers served, maintain low costs and deliver high-quality customer service; however, sales to all retail customer classes were negatively impacted by the economic downturn in 2009, particularly sales to the industrial sector. These trends are expected to continue for some period into 2010, and perhaps beyond, until the economy begins to recover. The general decline in the textile industry in the Carolinas, exacerbated by the struggling economy, is also expected to continue in 2010, fueled by the expiration of certain import limitations related to foreign textile products.

In December 2009, the North Carolina Utilities Commission (NCUC) approved Duke Energy Carolinas’ proposed settlement in a request to raise base rates. The settlement agreement includes a base rate increase of approximately $315 million that will be reflected in 2010 earnings, although the full cash impact to customers will be phased in over two years. In January 2010, the Public Service Commission of South Carolina (PSCSC) approved Duke Energy Carolinas’ proposed settlement agreement in a request to raise base rates in that jurisdiction. The settlement agreement includes a base rate increase of approximately $74 million that will be reflected in 2010 earnings, although the full cash impact to customers will be phased in over three years.

In January 2010, Duke Energy announced plans to offer a voluntary severance plan to approximately 8,750 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. The window for employees to request to voluntarily end their employment under this plan opened on February 3, 2010 and closed on February 24, 2010 for 8,400 eligible employees, which includes approximately 4,033 Duke Energy Carolinas employees. Additionally Duke Energy Carolinas will be allocated its proportionate share of benefits costs for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Carolinas. Duke Energy Carolinas currently estimates severance payments associated with this voluntary plan, including allocated costs discussed above of approximately $84 million. However, until management of Duke Energy approves the requests, it reserves the right to reject any request to volunteer based on business needs and/or excessive participation.

Other Matters

Duke Energy Carolinas’ fixed charges coverage ratio, as calculated using Securities and Exchange Commission guidelines, was 3.5 times for both 2009 and 2008 and 4.0 times for 2007.

Capital Expenditures. Duke Energy Carolinas’ capital expenditures forecast of approximately $7 billion for the three-year period from 2010 to 2012 principally relates to expansion plans, required maintenance and nuclear fuel. Current estimates are that Duke Energy Carolinas’ generation capacity in North Carolina and South Carolina will need to increase by approximately 5,400 megawatts (MW) over the next ten years. Duke Energy Carolinas plans to meet this additional demand through a diverse portfolio consisting of new generating capacity, including generation from renewable power sources, advanced nuclear power, advanced clean-coal and high-efficiency natural gas electric generating plants and energy efficiency. Duke Energy Carolinas is committed to adding baseload capacity at a reasonable price while modernizing the current generation facilities by replacing older, less efficient plants with cleaner, more efficient plants. Construction of an 825 MW state of the art coal generation unit is ongoing at Duke Energy Carolinas’ existing Cliffside facility in North Carolina (Cliffside Unit 6). At December 31, 2009, the construction of Cliffside Unit 6 is approximately 55% complete and is currently anticipated to be in operation in 2012. Additionally, Duke Energy Carolinas has begun construction on a 620 MW combined cycle natural gas-fired generating facility at each of its Buck and Dan River Steam Stations that are anticipated to be in operation in 2011 and 2012, respectively. Once in service, Duke Energy Carolinas will be able to retire older, less efficient plants. Duke Energy Carolinas continues to evaluate the construction of a new nuclear power plant in Cherokee County, South Carolina.

Global Climate Change. Although there is still much to learn about the causes and long-term effects of climate change, many, including Duke Energy Carolinas, advocate taking steps now to begin reducing greenhouse gas (GHG) emissions with the long-term aim of stabilizing the atmospheric concentration of GHGs at a level that avoids any potentially worst-case effects of climate change.

The U.S. Environmental Protection Agency (EPA) publishes an inventory of man-made U.S. GHG emissions annually. Carbon dioxide (CO2), a byproduct of fossil fuel combustion, currently accounts for about 85% of total U.S. GHG emissions. Duke Energy Carolinas’ GHG emissions consist primarily of CO2 and most come from its fleet of coal fired power plants in the U.S. In 2009, Duke Energy Carolinas’ power plants emitted approximately 36 million tons of CO2. Duke Energy Carolinas’ future CO2 emissions will be influenced by variables including new regulations, economic conditions that affect electricity demand, and Duke Energy Carolinas’ decisions regarding generation technologies deployed to meet customer electricity needs.

Congress has not yet passed legislation mandating control or reduction of GHGs. On June 26, 2009, the U.S. House of Representatives passed H.R. 2454—the American Clean Energy and Security Act of 2009 (ACES). This legislation includes a GHG cap-and-trade program that covers approximately 85% of the GHG emissions in the U.S. economy, including emissions from the electric utility sector. The legislation also includes a combined efficiency and renewable electricity standard that applies to the electric utility sector. The standard establishes minimum requirements for the amount of renewable energy electric utilities must provide to end-use customers on an annual basis. It allows companies to comply by providing renewable energy, buying renewable energy credits from other companies or the government, or by reducing customer electricity demand through the deployment of energy efficiency programs.

On November 5, 2009, the U.S. Senate Environment and Public Works Committee passed and sent to the U.S. Senate floor S. 1733—the Clean Energy Jobs and American Power Act of 2009 (S. 1733). The legislation included an economy-wide cap-and-trade program similar to the one contained in ACES. The U.S. Senate Energy and Natural Resources Committee had previously passed legislation containing new requirements for energy efficiency and for a renewable electricity standard. No further U.S. Senate action has been taken on either bill since passage out of their respective committees.

The debates that took place in the U.S. Senate in 2008 and 2009 make it clear that there are wide-ranging views among Senators regarding what constitutes acceptable climate change legislation. These divergent views, the state of the economy, the current structure of the Senate necessitating 60 votes to move legislation and the political pressures as the 2010 mid-term election approaches, make passage of federal climate change legislation in the Senate in 2010 highly uncertain. If the Senate were to pass some type of climate change legislation in 2010, the Senate legislation would need to be reconciled with ACES. This adds another layer of uncertainty to the prospects for enactment of climate change legislation in 2010.

On December 7, 2009, the EPA finalized an Endangerment Finding for greenhouse gases under the Clean Air Act (CAA). The Endangerment Finding does not impose any regulatory requirements on industry, but is a necessary prerequisite for the EPA to be able to finalize its proposed GHG emission standard for new motor vehicles. It is expected that the EPA will finalize its New Motor Vehicle Rule by the end of March 2010. Implementation of the New Motor Vehicle Rule may trigger permitting requirements and potentially GHG emission control requirements for new and existing “major” stationary sources of GHG emissions which would include all of Duke Energy Carolinas’ fossil fuel facilities. The EPA has stated that permitting requirements for GHGs will not apply to stationary sources in 2010.

PART II

The EPA has also proposed the Tailoring Rule, which could be finalized by the end of March 2010. This rule is intended to provide relief from the EPA’s GHG regulations for certain types of stationary sources, but not electric generating facilities. There is, at present, considerable uncertainty over the timing and the specific requirements that would apply to any stationary source that might potentially be subject to GHG permitting and emission reduction requirements as a result of the EPA’s rules. Although Duke Energy Carolinas does not anticipate taking actions that would trigger the GHG permitting requirements or GHG emission reduction requirements at any of its existing generating facilities, if it were to do so, the current uncertainty surrounding the implementation of the rules and the requirements that might apply prevent management from being able to determine at this time whether the EPA rules will have a material impact on Duke Energy Carolinas’ future results of operations. Numerous groups have already filed petitions with the D.C. Circuit Court of Appeals for review of the EPA’s Endangerment Finding. It is likely that the EPA’s upcoming New Motor Vehicle and Tailoring rules will also be challenged in court once they are finalized. The current and expected legal challenges create additional uncertainty with respect to the EPA rules and what regulatory requirements, if any, will result from the rules.

Duke Energy Carolinas supports the enactment of workable federal GHG legislation. Duke Energy Carolinas prefers federal legislation over any EPA regulation of GHG emissions under the current CAA and believes that any legislation must include provisions that block the EPA from doing so and provide that the legislative program is the sole remedy for a source’s GHG emissions. To permit the economy to adjust rationally to the policy, legislation should establish a long-term program that first slows the growth of emissions, stops them and then transitions to a gradually declining emissions cap as new lower-and zero-emitting technologies are developed and become available for wide-scale deployment at a reasonable cost. Federal legislation should also include effective cost-containment measures to protect the U.S. economy from harmful consequences if compliance costs are excessive.

Duke Energy Carolinas is unable to determine the potential cost of complying with unspecified and unknowable future GHG legislation or any indirect costs that might result, however, such costs could be significant. Duke Energy Carolinas’ cost of complying with any legislatively-mandated federal GHG emissions regulations will depend upon the design details of the program, and upon the future levels of Duke Energy Carolinas’ GHG emissions that might be regulated under the program. If potential future federal GHG legislation mandates a cap-and-trade approach, for example, the design elements of such a program that will have the greatest influence on Duke Energy Carolinas’ compliance costs include (i) the level of the emissions cap over time, (ii) the GHG emission sources covered under the cap, (iii) the number of allowances that Duke Energy Carolinas might be allocated at no cost on a year-to-year basis, (iv) the type and effectiveness of any cost containment measures that may be included in the program, (v) the role of emission offsets in the program, (vi) the availability and cost of technologies that will be available for Duke Energy Carolinas to deploy to lower its emissions over time, and (vii) the price of allowances and emission offsets. Although Duke Energy Carolinas believes it is likely that Congress will adopt mandatory GHG emission reduction legislation at some point, the timing and design details of any such legislation are highly uncertain at this time.

Assuming that a federal GHG cap-and-trade program is eventually enacted, Duke Energy Carolinas’ compliance obligation under such a program would generally be determined by the difference between the level of its covered emissions in a given year and the number of no-cost allowances it receives for that year. This difference would represent the emission reductions that Duke Energy Carolinas would need to achieve to comply, the number of allowances and/or offsets Duke Energy Carolinas would need to purchase to comply, or a combination of the two. The cost of achieving the emission reductions and/or the cost of purchasing the needed allowances and/or emission offsets would represent Duke Energy Carolinas’ compliance costs. This is why the more no-cost allowances Duke Energy Carolinas receives, the lower its compliance obligation will be, and the lower its compliance cost will be. This is also why actions Duke Energy Carolinas is taking today to reduce its GHG emissions over time will lower its exposure to any future GHG regulation. Under any future scenario involving mandatory GHG limitations, Duke Energy Carolinas would plan to seek to recover its compliance costs through appropriate regulatory mechanisms in the jurisdictions in which it operates.

Although a near-term compliance strategy under a GHG cap-and-trade program might be focused primarily on the purchase of allowances and/or offsets due to the lack of available emission reduction technologies and/or the time it would take to deploy technologies once they become available, it is likely that over time there would be more focus placed on deploying technology to achieve large-scale reductions in emissions. This strategy could involve replacing some existing coal-fired generation with new lower-and zero-emitting generation technologies. Although there is uncertainty about what new technologies might be developed, when they might be deployed, and what their costs will be, Duke Energy Carolinas currently is focused on advanced nuclear generation for generating electricity with lower or no CO2 emissions. Duke Energy is also making a significant commitment to increased customer energy efficiency and promoting enhanced use of renewable energy for meeting customers’ electricity needs. Duke Energy Carolinas’ actions are designed to build a sustainable business that allows our customers and our shareholders to prosper in what is expected to be a carbon-constrained environment.

In December 2007, Duke Energy Carolinas began the regulatory process to construct a new nuclear power plant (William States Lee III Nuclear Station) in South Carolina, petitioning the NRC for a combined construction and operating license (COL). If constructed, this facility would produce virtually no GHGs.

The state legislature of North Carolina has passed laws that require Duke Energy Carolinas to meet increasing percentages of its customers’ electricity needs with renewable energy and customer energy efficiency. The requirement reaches 12.5% in 2021. Duke Energy Carolinas will be meeting these requirements through a variety of actions and each is expected to assist Duke Energy Carolinas’ overall effort to reduce its CO2 emissions. Versions of an energy efficiency and renewable electricity standard have been passed by the U.S. House of Representatives as part of ACES and by the U.S. Senate Energy and Natural Resources Committee in S. 1462. Given the current challenges associated with passing comprehensive federal climate change legislation, Congress could instead attempt to pass energy legislation in 2010 that includes a federal energy efficiency and renewable electricity standard – provisions both the full U.S. House of Representatives and a U.S. Senate committee have approved, albeit at different levels. If this were to occur, the requirements would help Duke Energy Carolinas comply with whatever federal requirements Congress might enact.

In addition to relying on new technologies to reduce its CO2 emissions, Duke Energy Carolinas has filed for regulatory approval in North Carolina and South Carolina for a first-of-its-kind innovative approach in the utility industry to help meet customer electricity needs with new and creative ways to increase energy efficiency, thereby reducing demand instead of relying almost exclusively on new power plants to generate electricity. Duke Energy Carolinas has received regulatory approval from North Carolina and South Carolina and is in the process of rolling programs out in these states.

Duke Energy recognizes that certain groups associate frequent and severe extreme weather events with climate change and the associated damage to the electric distribution system and the possibility that these weather events could have a material impact on future results of operations should these events occur. However, the uncertain nature of potential changes in extreme weather events (such as increased frequency, duration, and severity), the long period of time over which any changes might take place, and the inability to predict these accurately, make estimating any potential future financial risk to Duke Energy Carolinas’ operations that may be caused by the physical risks of climate change impossible. Currently, Duke Energy Carolinas plans and prepares for extreme weather events that it experiences from time to time, such as ice storms, tornados, severe thunderstorms, high winds and droughts. Duke Energy Carolinas’ past experiences preparing for and responding to the impacts of these types of weather-related events would reasonably be expected to help management plan and prepare for future climate change-related severe weather events to reduce, but not eliminate, the operational, economic and financial impacts of such events. Duke Energy Carolinas also routinely takes steps to reduce the potential impact of severe

PART II

weather events on its electric distribution systems. Duke Energy Carolinas does not currently operate in coastal areas and therefore is not exposed to the effects of potential sea level rise. Duke Energy Carolinas’ electric generating facilities are designed to withstand extreme weather events without damage. Duke Energy Carolinas maintains an inventory of coal and oil on site to mitigate the effects of any potential short-term disruption in its fuel supply so it can continue to provide its customers with an uninterrupted supply of electricity.

For additional information on other issues related to Duke Energy Carolinas, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Quantitative and Qualitative Disclosures About Market Risk

Risk Management Policies

Duke Energy Carolinas is exposed to market risks associated with commodity prices, credit exposure, interest rates and equity prices. Management has established comprehensive risk management policies to monitor and manage these market risks. The Chief Risk Officer of Duke Energy Carolinas’ parent entity, Duke Energy, is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits.

Commodity Price Risk

Duke Energy Carolinas has limited exposure to market price changes in fuel incurred for its retail customers due to the cost tracking and recovery mechanisms in its retail jurisdictions. Duke Energy Carolinas does have exposure to the impact of market fluctuations in the prices of electricity, fuel and emissions allowances with its bulk power marketing (BPM) sales. Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities. Duke Energy Carolinas employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, such as forwards and swaps. For further information see Note 8 to the Consolidated Financial Statements, “Risk Management, Derivative Instruments and Hedging Activities.”

Validation of a contract’s fair value is performed by an internal group separate from Duke Energy Carolinas’ deal origination areas. While Duke Energy Carolinas uses common industry practices to develop its valuation techniques, changes in Duke Energy Carolinas’ pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.

Generation Portfolio Risks. For 2010, Duke Energy Carolinas is primarily exposed to market price fluctuations of wholesale power prices through its BPM activities. The generation portfolio not utilized to serve native load or committed load is subject to commodity price fluctuations, although the impact on the Consolidated Statements of Operations reported earnings is partially offset by mechanisms in the regulated jurisdictions that result in the sharing of net profits from these activities with retail customers. Based on a sensitivity analysis as of December 31, 2009 and 2008, it was estimated that a ten percent price change per megawatt hour (MWh) in forward wholesale power prices would have a corresponding effect on Duke Energy Carolinas’ pre-tax income of approximately $1 million in 2010 and would have had a $3 million impact in 2009, respectively, excluding the impact of mark-to-market changes on undesignated hedges relating to periods in excess of one year from the respective date.

Normal Purchases and Normal Sales (NPNS). Duke Energy Carolinas enters into contracts that qualify for the NPNS exception described in the accounting guidance for derivatives. When a contract meets the criteria to qualify as a NPNS, Duke Energy Carolinas applies such exception. Income recognition and realization related to NPNS contracts generally coincide with the physical delivery of power. For contracts qualifying for such exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract as long as the transaction remains probable of occurring. NPNS contracts are generally subject to collateral requirements under the same credit risk management guidelines used for other contracts. Duke Energy Carolinas has applied this scope exception for certain contracts involving the purchase and sale of electricity.

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

Retail. Credit risk associated with Duke Energy Carolinas’ service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. Duke Energy Carolinas mitigates this credit risk by requiring customers to provide a cash deposit or letter of credit until a satisfactory payment history is established, at which time the deposit is typically refunded. Charge-offs for the retail customers have historically been insignificant to the operations of Duke Energy Carolinas and are typically recovered through the retail rates. However, in light of current overall economic conditions, management continues to monitor customer charge-offs and payment patterns to ensure the adequacy of bad debt reserves.

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

Other. Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,051 million in excess of the self insured retention. Insurance recoveries of approximately $984 million and $1,032 million related to this policy are classified in the Consolidated Balance Sheets primarily in Other within Investments and Other Assets and Receivables as of December 31, 2009 and 2008, respectively. Duke Energy Carolinas is not aware of any uncertainties

PART II

regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Duke Energy Carolinas is also subject to credit risk of its vendors and suppliers in the form of performance risk on contracts including, but not limited to, outsourcing arrangements, major construction projects and commodity purchases. Duke Energy Carolinas’ credit exposure to such vendors and suppliers may take the form of increased costs or project delays in the event of non-performance.

Interest Rate Risk

Duke Energy Carolinas is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt. Duke Energy Carolinas manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Carolinas also enters into financial derivative instruments, including, but not limited to, interest rate swaps and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 8 and 13 to the Consolidated Financial Statements, “Risk Management, Derivative Instruments and Hedging Activities,” and “Debt and Credit Facilities,” respectively.

Based on a sensitivity analysis as of December 31, 2009, it was estimated that if market interest rates average 1% higher (lower) in 2010 than in 2009, interest expense, net of offsetting impacts in interest income, would decrease (increase) by approximately $5 million. Comparatively, based on a sensitivity analysis as of December 31, 2008, had interest rates averaged 1% higher (lower) in 2009 than in 2008, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $2 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term and long-term investments, cash and cash equivalents outstanding as of December 31, 2009 and 2008. The decrease in interest rate sensitivity is primarily due to an increase of cash and short-term investments and lower short-term borrowings. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy’s financial structure.

Marketable Securities Price Risk

Nuclear Decommissioning Trust Funds (NDTF). As required by the Nuclear Regulatory Commission (NRC) and the NCUC, Duke Energy Carolinas maintains trust funds to fund the costs of nuclear decommissioning (see Note 7 to the Consolidated Financial Statements, “Asset Retirement Obligations”). As of December 31, 2009, these funds were invested primarily in domestic and international equity securities, debt securities, fixed-income securities, cash and cash equivalents and short-term investments. Per the NRC and the NCUC requirements, these funds may be used only for activities related to nuclear decommissioning. The investments in equity securities are exposed to price fluctuations in equity markets. Accounting for nuclear decommissioning recognizes that costs are recovered through Duke Energy Carolinas’ rates; therefore, fluctuations in equity prices do not affect Duke Energy Carolinas’ Consolidated Statements of Operations as changes in the fair value of these investments are deferred as regulatory assets or regulatory liabilities pursuant to an Order by the NCUC. Earnings or losses of the fund will ultimately impact the amount of costs recovered through Duke Energy Carolinas’ rates.

In 2005, the NCUC and PSCSC approved a $48 million annual amount for contributions and expense levels for decommissioning. In each of the years ended December 31, 2009, 2008 and 2007, Duke Energy expensed approximately $48 million and contributed cash of approximately $48 million to the NDTF for decommissioning costs. The balance of the external NDTF, was approximately $1,765 million and $1,436 million as of December 31, 2009 and 2008, respectively.

As the NCUC and the PSCSC require that Duke Energy update its cost estimate for decommissioning its nuclear plants every five years, new site-specific nuclear decommissioning cost studies were completed in January 2009 that showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of approximately $3 billion in 2008 dollars. This estimate includes Duke Energy’s approximate 19% ownership interest in the Catawba Nuclear Station. The other joint owners of Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. Duke Energy filed these site-specific nuclear decommissioning cost studies with the NCUC and the PSCSC in April 2009. In addition to the decommissioning cost studies, a new funding study was completed and indicates the current annual funding requirement of approximately $48 million is sufficient to cover the estimated decommissioning costs. Both the NCUC and the PSCSC approved the existing $48 million annual funding level for nuclear decommissioning costs.

Both the NCUC and the PSCSC have allowed Duke Energy to recover estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy’s nuclear stations. Duke Energy believes that the decommissioning costs being recovered through rates, when coupled with expected fund earnings, will be sufficient to provide for the cost of future decommissioning.

The following table provides the fair value of investments held in the NDTF at December 31, 2009:

Fair Value at December 31, 2009
(in millions)
Equity Securities	$1,156
Corporate Debt Securities	195
U.S. Government Bonds	258
Municipal Bonds	56
Other	100

Total	$1,765

Pension and Other Post-Retirement Benefit Plans. Duke Energy Carolinas’ proportionate share of Duke Energy’s costs of providing non-contributory defined benefit retirement and other post-retirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. In 2009, Duke Energy contributed approximately $800 million to its qualified pension plans, of which approximately $158 million was funded by Duke Energy Carolinas. See Note 15 to the Consolidated Financial Statements, “Employee Benefit Plans,” for additional information on pension plan assets.

PART II

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

PART II

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Duke Energy Carolinas, LLC

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, member’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Carolinas, LLC and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 12, 2010

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2009	2008	2007
Operating Revenues-Regulated Electric	$5,495	$5,903	$5,812

Operating Expenses
Fuel used in electric generation and purchased power	1,597	1,844	1,632
Operation, maintenance and other	1,609	1,721	1,727
Depreciation and amortization	692	730	904
Property and other taxes	334	316	323

Total operating expenses	4,232	4,611	4,586

Gains on Sales of Other Assets and Other, net	24	3	2

Operating Income	1,287	1,295	1,228
Other Income and Expenses, net	122	98	76
Interest Expense	330	331	292

Income Before Income Taxes	1,079	1,062	1,012
Income Tax Expense	377	372	342

Net Income	$702	$690	$670

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$394	$323
Short-term investments	—	46
Receivables (net of allowance for doubtful accounts of $8 at December 31, 2009 and $7 at December 31, 2008)	1,395	1,176
Inventory	846	653
Other	313	323

Total current assets	2,948	2,521

Investments and Other Assets
Nuclear decommissioning trust funds	1,765	1,436
Other	1,130	1,218

Total investments and other assets	2,895	2,654

Property, Plant and Equipment
Cost	29,917	27,403
Less accumulated depreciation and amortization	10,692	10,145

Net property, plant and equipment	19,225	17,258

Regulatory Assets and Deferred Debits
Deferred debt expense	179	186
Regulatory assets related to income taxes	471	456
Other	972	1,042

Total regulatory assets and deferred debits	1,622	1,684

Total Assets	$26,690	$24,117

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS — (Continued)

(in millions)

	December 31,
	2009	2008
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$703	$639
Taxes accrued	137	106
Interest accrued	105	103
Current maturities of long-term debt	509	210
Other	478	380

Total current liabilities	1,932	1,438

Long-term Debt	7,157	7,069

Deferred Credits and Other Liabilities
Deferred income taxes	3,087	2,728
Investment tax credits	178	118
Asset retirement obligations	3,098	2,509
Other	2,967	2,939

Total deferred credits and other liabilities	9,330	8,294

Commitments and Contingencies
Member’s Equity
Member’s Equity	8,304	7,349
Accumulated other comprehensive loss	(33)	(33)

Total member’s equity	8,271	7,316

Total Liabilities and Member’s Equity	$26,690	$24,117

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$702	$690	$670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	873	885	1,036
Gains on sales of other assets	(24)	(6)	(2)
Deferred income taxes	600	375	174
Contributions to qualified pension plans	(158)	—	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	1	(27)	(6)
Receivables	235	(83)	(82)
Inventory	(183)	(46)	(22)
Other current assets	44	(167)	241
Increase (decrease) in
Accounts payable	138	(129)	(276)
Taxes accrued	31	117	(208)
Other current liabilities	42	25	(154)
Other assets	(159)	(128)	38
Other liabilities	(217)	63	(35)

Net cash provided by operating activities	1,925	1,569	1,374

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,236)	(2,410)	(1,734)
Acquisitions, net of cash acquired	—	(150)	—
Purchases of available-for-sale securities	(2,118)	(5,349)	(8,055)
Proceeds from sales and maturities of available-for-sale securities	2,094	5,219	8,174
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	—	3	3
Purchases of emission allowances	—	—	(12)
Sales of emission allowances	23	—	—
Change in restricted cash	15	43	(22)
Notes due from affiliate, net	(251)	(338)	—
Other	(17)	(6)	(12)

Net cash used in investing activities	(2,490)	(2,988)	(1,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	904	3,064	600
Payments for the redemption of:
Long-term debt	(511)	(1,176)	(367)
Convertible notes	—	—	(110)
Notes payable and commercial paper	—	(450)	150
Notes payable to affiliate, net	—	300	—
Capital contribution from parent	250	—	—
Other	(7)	(17)	(6)

Net cash provided by financing activities	636	1,721	267

Net increase (decrease) in cash and cash equivalents	71	302	(17)
Cash and cash equivalents at beginning of period	323	21	38

Cash and cash equivalents at end of period	$394	$323	$21

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$312	$285	$282
Cash (refunded) paid for income taxes	$(317)	$60	$354
Significant non-cash transactions:
Accrued capital expenditures	$208	$151	$389

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME

(In millions)

		Accumulated Other Comprehensive Income (Loss)
	Member’s Equity	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance at December 31, 2006	$5,984	$(4)	$—	$5,980

Net income	670	—	—	670
Other Comprehensive Income
Net unrealized losses on cash flow hedges(a)	—	(7)	—	(7)
Reclassification into earnings from cash flow hedges(b)	—	(10)	—	(10)

Total comprehensive income				653

Balance at December 31, 2007	$6,654	$(21)	$—	$6,633

Net income	690	—	—	690
Other Comprehensive Income
Net unrealized losses on cash flow hedges(a)	—	(8)	—	(8)
Reclassification into earnings from cash flow hedges(b)	—	2	—	2
Unrealized loss on investments in auction rate securities(c)	—	—	(6)	(6)

Total comprehensive income				678

Advance forgiveness from parent	5	—	—	5

Balance at December 31, 2008	$7,349	$(27)	$(6)	$7,316

Net income	702	—	—	702
Other Comprehensive Income
Reclassification into earnings from cash flow hedges(b)	—	3	—	3
Unrealized loss on investments in auction rate securities(c)	—	—	(3)	(3)

Total comprehensive income				702

Advance forgiveness from parent	3	—	—	3
Capital contribution from parent	250	—	—	250

Balance at December 31, 2009	$8,304	$(24)	$(9)	$8,271

(a)	Net unrealized losses on cash flow hedges, net of $5 tax benefit in 2008 and $4 tax benefit in 2007.
(b)	Reclassification into earnings from cash flow hedges, net of $2 tax expense in 2009, $2 tax expense in 2008 and $6 tax benefit in 2007.
(c)	Net of $3 tax benefit in 2009 and $4 tax benefit in 2008.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation. Duke Energy Carolinas, LLC (Duke Energy Carolinas), a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy), is an electric utility company with operations in North Carolina and South Carolina. Duke Energy Carolinas operates one reportable business segment, Franchised Electric. For additional information regarding this business segment, including financial information, see Note 2.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Carolinas. These Consolidated Financial Statements also reflect Duke Energy Carolinas’ approximate 19 percent undivided interest in the Catawba Nuclear Station. See Note 3 for discussion regarding Duke Energy Carolinas purchase of an additional ownership interest in the Catawba Nuclear Station during 2008.

Use of Estimates. To conform to generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Cost-Based Regulation. Duke Energy Carolinas accounts for certain of its regulated operations in accordance with applicable regulatory accounting guidance. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers in a future period or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by a non-regulated enterprise. Accordingly, Duke Energy Carolinas records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Additionally, management continually assesses whether any regulatory liabilities have been incurred. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery and that no regulatory liabilities, other than those recorded, have been incurred. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. Duke Energy Carolinas periodically evaluates the applicability of regulatory accounting treatment, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Duke Energy Carolinas may have to reduce its asset balances to reflect a market basis less than cost and write off the associated regulatory assets and liabilities. For further information see Note 4.

In order to apply regulatory accounting and record regulatory assets and liabilities, certain scope criteria under applicable regulatory accounting guidance must be met. Management makes significant judgments in determining whether the scope criteria of the accounting guidance for regulatory accounting are met for its operations, including determining whether revenue rates for services provided to customers are subject to approval by an independent, third-party regulator, whether the regulated rates are designed to recover specific costs of providing the regulated service, and a determination of whether, in view of the demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the operations’ costs can be charged to and collected from customers. This final criterion requires consideration of anticipated changes in levels of demand or competition, direct and indirect, during the recovery period for any capitalized costs.

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

Restricted Cash. At December 31, 2009 and 2008, Duke Energy Carolinas had approximately $10 million and $25 million, respectively, of restricted cash related primarily to proceeds from debt issuances that are held in trust for the purpose of funding future environmental construction or maintenance expenditures. Restricted cash balances are reflected within both Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.

Inventory. Inventory is comprised of amounts presented in the table below and is recorded primarily using the average cost method. Coal held for electric generation inventory is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

Components of Inventory

	December 31,
	2009	2008
	(in millions)

Materials and supplies	$442	$420
Coal held for electric generation	404	233

Total inventory	$846	$653

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Investments in Debt and Equity Securities. Duke Energy Carolinas classifies its investments as available-for-sale, which are reported at fair value on the Consolidated Balance Sheets with unrealized gains and losses included in Accumulated Other Comprehensive Income (AOCI) or a regulatory asset or liability, unless it is determined that the carrying value of an investment is other-than-temporarily impaired. Other-than-temporary impairments related to equity securities and the credit loss portion of debt securities are included in earnings, unless deferred in accordance with regulatory accounting treatment. Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets with respect to certain investments that have historically provided for a high degree of liquidity, such as investments in auction rate debt securities.

See Note 10 for further information on the investments in debt and equity securities, including investments held in the Nuclear Decommissioning Trust Fund (NDTF).

Property, Plant and Equipment. Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Duke Energy Carolinas capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction (see “Allowance for Funds Used During Construction (AFUDC) and Interest Capitalized,” discussed below). The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of the asset, is expensed as incurred. Depreciation is generally computed over the estimated useful life of the asset using the composite straight-line method. The composite weighted-average depreciation rates, excluding nuclear fuel, were approximately 2% for 2009 and 3% for 2008 and 2007. Depreciation studies are conducted periodically to update the composite rates and are approved by the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (PSCSC).

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

See Note 12 for further information on the components and estimated useful lives of Duke Energy Carolinas’ property, plant and equipment balance.

AFUDC and Interest Capitalized. In accordance with applicable regulatory accounting guidance, Duke Energy Carolinas records AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. Both the debt and equity components of AFUDC are non-cash amounts within the Consolidated Statements of Operations. AFUDC is capitalized as a component of the cost of Property, Plant and Equipment, with an offsetting credit to Other Income and Expenses, net on the Consolidated Statements of Operations for the equity component and as an offset to Interest Expense on the Consolidated Statements of Operations for the debt component. After construction is completed, Duke Energy is permitted to recover these costs through inclusion in the rate base and the corresponding depreciation expense or nuclear fuel expense.

AFUDC equity is recorded in the Consolidated Statements of Operations on an after-tax basis and is a permanent difference item for income tax purposes (i.e., a permanent difference between financial statement and income tax reporting), thus reducing Duke Energy’s income tax expense and effective tax rate during the construction phase in which AFUDC equity is being recorded. The effective tax rate is subsequently increased in future periods when the completed property, plant and equipment is placed in service and depreciation of the AFUDC equity commences. See Note 6 for information related to the impacts of AFUDC equity on Duke Energy Carolinas’ effective tax rate.

Nuclear Fuel. Amortization of nuclear fuel purchases is included within Fuel Used in Electric Generation and Purchased Power-Regulated in the Consolidated Statements of Operations. The amortization is recorded using the units-of-production method.

Asset Retirement Obligations. Duke Energy Carolinas recognizes asset retirement obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and for conditional asset retirement obligations. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. When recording an asset retirement obligation, the present value of the projected liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. See Note 7 for further information regarding Duke Energy Carolinas’ asset retirement obligations.

Long-Lived Asset Impairments. Duke Energy Carolinas evaluates whether long-lived assets have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the carrying value of the asset over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as, among others, changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset are generally viewed by management as triggering events to re-assess the cash flows related to the long-lived assets.

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

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Loss Contingencies and Environmental Liabilities. Duke Energy Carolinas is involved in certain legal and environmental matters that arise in the normal course of business. Contingent losses are recorded when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, Duke Energy Carolinas records a loss contingency at the minimum amount in the range. Unless otherwise required by GAAP, legal fees are expensed as incurred.

Environmental liabilities are recorded on an undiscounted basis when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are reasonably estimable and probable. Duke Energy Carolinas expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Certain environmental expenses receive regulatory accounting treatment, under which the expenses are recorded as regulatory assets. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate.

See Note 14 for further information.

Pension and Other Post-Retirement Benefit Plans. Duke Energy Carolinas’ employees participate in Duke Energy’s qualified, non-qualified and other post-retirement benefit plans and Duke Energy Carolinas is allocated its proportionate share of benefit costs by Duke Energy. Since Duke Energy Carolinas is not the sponsor for any of the pension and other post-retirement benefit plans, no amounts related to the funded status of the plans are reflected on Duke Energy Carolinas’ Consolidated Balance Sheets. See Note 15 for additional information, including certain accounting policies of Duke Energy associated with these plans.

Severance and Special Termination Benefits. Duke Energy has an ongoing severance plan under which, in general, the longer a terminated employee worked prior to termination the greater the amount of severance benefits. Duke Energy Carolinas records a liability for involuntary severance once an involuntary severance plan is committed to by management, or sooner, if involuntary severances are probable and the related severance benefits can be reasonably estimated. For involuntary severance benefits that are incremental to its ongoing severance plan benefits, Duke Energy Carolinas measures the obligation and records the expense at its fair value at the communication date if there are no future service requirements, or, if future service is required to receive the termination benefit, ratably over the service period. From time to time, Duke Energy offers special termination benefits under voluntary severance programs. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. Employee acceptance of voluntary severance benefits is determined by management based on the facts and circumstances of the special termination benefits being offered.

Revenue Recognition and Unbilled Revenue. Revenues on sales of electricity are recognized when the service is provided. Operating revenues include unbilled electric revenues earned when service has been delivered but not billed by the end of the accounting period. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour(kWh) for all customer classes to the number of estimated kWh delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the applicable contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are recorded in Receivables on Duke Energy Carolinas’ Consolidated Balance Sheets at December 31, 2009 and 2008, were approximately $276 million and $234 million, respectively.

Accounting for Risk Management, Hedging Activities and Financial Instruments. Duke Energy Carolinas may use a number of different derivative and non-derivative instruments in connection with its commodity price and interest rate management activities, which may include swaps, futures, forwards, and options. All derivative instruments not designated as hedges and not qualifying for the normal purchases and normal sales (NPNS) exception within the accounting guidance for derivatives, are recorded on the Consolidated Balance Sheets at their fair value. Gains and losses on derivatives related to substantially all of Duke Energy Carolinas operations are deferred as regulatory liabilities and assets, respectively. Duke Energy Carolinas may designate qualifying derivative instruments as either cash flow hedges or fair value hedges, while others either have not been designated as hedges or do not qualify as a hedge (hereinafter referred to as undesignated contracts).

For all contracts accounted for as a hedge, Duke Energy Carolinas prepares formal documentation of the hedge in accordance with the accounting guidance for derivatives. In addition, at inception and at least every three months thereafter, Duke Energy formally assesses whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. Duke Energy documents hedging activity by transaction type (futures/swaps) and risk management strategy (commodity price risk/interest rate risk).

See Note 8 for additional information and disclosures regarding risk management activities and derivative transactions and balances.

Accounting For Purchases and Sales of Emission Allowances. Emission allowances are issued by the U.S. Environmental Protection Agency (EPA) at zero cost and permit the holder of the allowance to emit certain gaseous by-products of fossil fuel combustion, including sulfur dioxide (SO2) and nitrogen oxide (NOx). Allowances may also be bought and sold via third party transactions or consumed as the emissions are generated. Allowances allocated to or acquired by Duke Energy Carolinas are held primarily for consumption. Duke Energy Carolinas accounts for emission allowances as intangible assets and records emission allowances as Other within Investments and Other Assets on its Consolidated Balance Sheets at cost and recognizes the allowances in earnings as they are consumed or sold. Gains and losses on sales of emission allowances are included in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations, or are deferred, depending on level of regulatory certainty. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows.

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

Investment tax credits are deferred and amortized as a reduction of income tax expense over the useful lives of the related property.

Duke Energy Carolinas records unrecognized tax benefits for positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Duke Energy Carolinas records the largest amount of the uncertain tax benefit that is greater than 50% likely of being realized upon settlement or effective settlement. Management considers a tax position effectively settled for the purpose of recognizing previously unrecognized tax benefits when the following conditions exist: (i) the taxing authority has completed its examination procedures, including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax positions, (ii) Duke Energy Carolinas does not intend to appeal or litigate any aspect of the tax position included in the completed

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

examination, and (iii) it is remote that the taxing authority would examine or reexamine any aspect of the tax position. See Note 6 for further information.

Duke Energy Carolinas records, as it relates to taxes, interest expense as Interest Expense and interest income and penalties in Other Income and Expenses, net, in the Consolidated Statements of Operations.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Carolinas from its customers. These taxes, which are required to be paid regardless of Duke Energy Carolinas’ ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Carolinas acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Carolinas’ excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were approximately $132 million, $127 million and $132 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Other Current and Non-Current Liabilities. At December 31, 2009 and 2008, approximately $1,552 million and $1,481 million, respectively, of regulatory liabilities associated with asset removal costs were included in Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheets. At both December 31, 2009 and 2008, this balance exceeded 5% of total liabilities. Also see “Other Litigation and Legal Proceedings” in Note 14.

At December 31, 2009 and 2008, approximately $94 million and $89 million, respectively, of liabilities associated with vacation accrued were included in Other Current Liabilities in the Consolidated Balance Sheets. At December 31, 2008, this balance exceeded 5% of total current liabilities.

New Accounting Standards. The following new accounting standards were adopted by Duke Energy Carolinas during the year ended December 31, 2009 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 105—Generally Accepted Accounting Principles (ASC 105). In June 2009, the FASB amended ASC 105 for the ASC, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP. On the effective date of the changes to ASC 105, which was for financial statements issued for interim and annual periods ending after September 15, 2009, the ASC supersedes all then-existing non-SEC accounting and reporting standards. Under the ASC, all of its content carries the same level of authority and the GAAP hierarchy includes only two levels of GAAP: authoritative and non-authoritative. While the adoption of the ASC did not have an impact on the accounting followed in Duke Energy Carolinas’ consolidated financial statements, the ASC impacted the references to authoritative and non-authoritative accounting literature contained within the Notes.

ASC 805—Business Combinations (ASC 805). In December 2007, the FASB issued revised guidance related to the accounting for business combinations. This revised guidance retained the fundamental requirement that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy Carolinas, this revised guidance is applied prospectively to business combinations for which the acquisition date occurred on or after January 1, 2009. The impact to Duke Energy Carolinas of applying this revised guidance for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of ASC 805.

ASC 815—Derivatives and Hedging (ASC 815). In March 2008, the FASB amended and expanded the disclosure requirements for derivative instruments and hedging activities required under ASC 815. The amendments to ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, volumetric data, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy adopted these disclosure requirements as of January 1, 2009. The adoption of the amendments to ASC 815 did not have any impact on Duke Energy Carolinas’ consolidated results of operations, cash flows or financial position. See Note 8 for the disclosures required under ASC 815.

The following new accounting standards were adopted by Duke Energy Carolinas during the year ended December 31, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

ASC 820 – Fair Value Measurements and Disclosures (ASC 820). Refer to Note 9 for required fair value disclosures.

ASC 825 – Financial Instruments (ASC 825). ASC 825 permits, but does not require, entities to elect to measure many financial instruments and certain other items at fair value. See Note 9.

The following new accounting standard was adopted by Duke Energy Carolinas during the year ended December 31, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

ASC 740 – Income Taxes (ASC 740). In July 2006, the FASB provided new guidance on accounting for income tax positions about which Duke Energy Carolinas has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in Duke Energy Carolinas’ financial statements. This guidance prescribed the minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy Carolinas adopted this new accounting guidance effective January 1, 2007. See Note 6 for additional information.

The following new accounting standard has been issued, but has not yet been adopted by Duke Energy Carolinas, as of December 31, 2009:

ASC 810 – In June 2009, the FASB amended existing consolidation accounting guidance to eliminate the exemption from consolidation for qualifying special-purpose entities (QSPEs), and clarified, but did not significantly change, the criteria for determining whether an entity meets the definition of a variable interest entity (VIE). This revised accounting guidance also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, this revised accounting guidance modifies existing accounting guidance to require an ongoing evaluation of a VIE’s primary beneficiary and amends the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, this accounting guidance requires enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement. For Duke Energy Carolinas, this accounting guidance is effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy Carolinas is involved with, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that exist as of the effective date. Early adoption of this revised accounting guidance is prohibited. Duke Energy Carolinas is currently evaluating the potential impact of the adoption of this revised accounting guidance on its interest in VIEs and is unable to estimate at this time the impact of adoption on its consolidated results of operations, cash flows or financial position.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

2. Business Segments

Duke Energy Carolinas operates one reportable business segment, Franchised Electric, which generates, transmits, distributes and sells electricity and conducts operations through Duke Energy Carolinas, which consists of the regulated electric utility businesses in North Carolina and South Carolina. Duke Energy Carolinas’ chief operating decision maker regularly reviews financial information about the business unit in deciding how to allocate resources and evaluate performance. There is no aggregation within the Franchised Electric business segment.

The remainder of Duke Energy Carolinas’ operations is presented as Other. While it is not considered a business segment, Other primarily includes certain allocated corporate governance costs.

Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT). On a segment basis, EBIT excludes discontinued operations and represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes.

Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the associated interest and dividend income on those balances are excluded from segment EBIT.

Business Segment Data

	Unaffiliated Revenues	Segment EBIT/ Consolidated Income before Income Taxes	Depreciation and Amortization (a)	Capital and Acquisition Expenditures	Segment Assets
	(in millions)

Year Ended December 31, 2009
Franchised Electric	$5,495	$1,545	$692	$2,236	$26,690

Total reportable segments	5,495	1,545	692	2,236	26,690
Other	—	(143)	—	—	—
Interest expense	—	(330)	—	—	—
Interest income	—	7	—	—	—

Total consolidated	$5,495	$1,079	$692	$2,236	$26,690

Year Ended December 31, 2008
Franchised Electric	$5,903	$1,564	$730	$2,560	$24,117

Total reportable segments	5,903	1,564	730	2,560	24,117
Other	—	(186)	—	—	—
Interest expense	—	(331)	—	—	—
Interest income	—	15	—	—	—

Total consolidated	$5,903	$1,062	$730	$2,560	$24,117

Year Ended December 31, 2007
Franchised Electric	$5,812	$1,518	$904	$1,734	$21,304

Total reportable segments	5,812	1,518	904	1,734	21,304
Other	—	(259)	—	—	—
Interest expense	—	(292)	—	—	—
Interest income	—	45	—	—	—

Total consolidated	$5,812	$1,012	$904	$1,734	$21,304

(a)	Decrease in depreciation in amortization during the year ended December 31, 2009 relates to the implementation of new depreciation rates as a result of the completion of an updated depreciation study during 2009.

All of Duke Energy Carolinas’ revenues are generated domestically and its long-lived assets are all in the U.S.

3. Acquisitions and Sales of Other Assets

Acquisitions. On September 30, 2008, Duke Energy Carolinas completed the purchase of a portion of Saluda River Electric Cooperative, Inc.’s (Saluda) ownership interest in the Catawba Nuclear Station. Under the terms of the agreement, Duke Energy Carolinas paid approximately $150 million for the additional ownership interest in the Catawba Nuclear Station. Following the closing of the transaction, Duke Energy Carolinas owns approximately 19% of the Catawba Nuclear Station. See Note 5 for additional discussion regarding Catawba Nuclear Station. No goodwill was recorded as a result of this transaction. See Note 4 for discussion of the NCUC and PSCSC approval of Duke Energy Carolinas’ petition requesting an accounting order to defer incremental costs incurred from the purchase of this additional ownership interest.

Sales of Emission Allowances and Other Assets. For the years ended December 31, 2009, 2008 and 2007, the sales of emission allowances and other assets resulted in proceeds of approximately $24 million, $3 million and $3 million, respectively, and net pre-tax gains of approximately $24 million, $3 million and $2 million, respectively, which are recorded in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

4. Regulatory Matters

Regulatory Assets and Liabilities. Duke Energy Carolinas’ regulated operations are subject to regulatory accounting treatment. Accordingly, Duke Energy Carolinas records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further information.

Duke Energy Carolinas’ Regulatory Assets and Liabilities:

	As of December 31,
	2009	2008	Recovery/Refund Period Ends
	(in millions)

Regulatory Assets(a)
Net regulatory asset related to income taxes(c)	$471	$456	(n	)
ARO costs and NDTF assets(d)	901	1,016	2043
Deferred debt expense(c)	118	128	2039
Vacation accrual(e)	69	66	2010
Under-recovery of fuel costs(f)	93	148	2011
Allen Steam Station/Saluda River Deferrals(h)(q)	63	—	2014
Over-distribution of Bulk Power Marketing (BPM) sharing(f)	30	—	2011
Regional Transmission Organization (RTO)(h)	16	20	(g	)
Other(h)	10	14	(b	)

Total Regulatory Assets	$1,771	$1,848

Regulatory Liabilities(a)
Removal costs(c)(i)	$1,552	$1,481	(p	)
Nuclear property and liability reserves(c)(k)	188	184	2043
Demand-side management costs(j)(k)	140	118	(o	)
Purchased capacity costs(j)(k)	—	13
Over-recovery of fuel costs(l)(j)	173	14	2011
Under-distribution of BPM sharing(m)	13	—	2010
Other(i)	67	65	(b	)

Total Regulatory Liabilities	$2,133	$1,875

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Recovery/Refund period varies for these items with some currently unknown.
(c)	Included in rate base.
(d)	Included in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(e)	Included in Other Current Assets on the Consolidated Balance Sheets.
(f)	Included in Accounts Receivables and Other Assets on the Consolidated Balance Sheets.
(g)	North Carolina portion of approximately $7 million to be recovered in retail rates through 2012. South Carolina portion of approximately $9 million to be recovered in retail rates through 2014.
(h)	Included in Other Current Assets and Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheet.
(i)	Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(j)	Duke Energy Carolinas is required to pay interest on the outstanding balance.
(k)	Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(l)	Included in Accounts Payable and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(m)	Included in Other Current Liabilities on the Consolidated Balance Sheets.
(n)	Recovery is over the life of the associated asset.
(o)	Incurred costs were deferred and are being recovered in rates. Duke Energy Carolinas is currently over-recovered for these costs in the South Carolina jurisdiction at December 31, 2009. Refund period is dependent on volume of sales and cost incurrence.
(p)	Liability is extinguished over the lives of the associated assets.

(q)	North Carolina has approved earning a return on the outstanding balance. South Carolina will not earn a return during the refund period.

Restrictions on the Ability of Duke Energy Carolinas to Make Dividends, Advances and Loans to Duke Energy Corporation. On April 3, 2006, the merger of Duke Energy and Cinergy was consummated. As a condition of the merger approval the state utility commissions imposed conditions (the Merger Conditions) on the ability of Duke Energy Carolinas to transfer funds to Duke Energy through loans or advances as well as restricted amounts available to pay dividends to Duke Energy. Duke Energy Carolinas must limit cumulative distributions to Duke Energy Corporation subsequent to the merger to (i) the amount of retained earnings on the day prior to the closing of the merger, plus (ii) any future earnings recorded by Duke Energy Carolinas subsequent to the merger. At December 31, 2009, Duke Energy Carolinas

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

had restricted net assets of approximately $3.8 billion that cannot be transferred to Duke Energy via dividend or loan based on the aforementioned merger conditions.

Rate Related Information. The NCUC and PSCSC approve rates for retail electric services within their states. The Federal Energy Regulatory Commission (FERC) approves rates for electric sales to wholesale customers served under cost-based and market-based rates.

Duke Energy Carolinas 2007 North Carolina Rate Case. On December 20, 2007, the NCUC issued its Order Approving Stipulation and Deciding Non-Settled Issues (Order), which required that Duke Energy Carolinas’ test period for operating costs reflect an annualized level of the merger cost savings actually experienced in the test period. However, the NCUC recognized that its treatment of merger savings would not produce a fair result. Therefore, on February 18, 2008 the NCUC issued an order authorizing a 12-month increment rider, beginning January 2008, of approximately $80 million designed to provide a more equitable sharing of the actual merger savings achieved on an ongoing basis. Duke Energy Carolinas implemented the rate rider effective January 1, 2008 and terminated the rider effective January 1, 2009. The Order ultimately resulted in an overall average rate decrease of 5% in 2008, increasing to 7% upon expiration of this one-time rate rider.

Duke Energy Carolinas 2009 North Carolina Rate Case. On June 2, 2009, Duke Energy Carolinas filed an Application for Adjustment of Rates and Charges Applicable to Electric Service in North Carolina to increase its base rates. The Application was based upon a historical test year consisting of the 12 months ended December 31, 2008. On October 20, 2009, Duke Energy Carolinas entered into a settlement agreement with the North Carolina Public Staff. Two organizations representing industrial customers joined the settlement on October 22, 2009. The terms of the agreement include a base rate increase of $315 million (or approximately 8%) phased in primarily over a two-year period beginning January 1, 2010. In order to mitigate the impact of the increase on customers, the agreement provides for (i) a one-year delay in the collection of financing costs related to the Cliffside modernization project until January 1, 2011; and (ii) the accelerated return of certain regulatory liabilities to customers which lower the total impact to customer bills to an increase of approximately 7% in the near-term. The proposed settlement included a 10.7% return on equity and a capital structure of 52.5% equity and 47.5% long-term debt. Additionally, Duke Energy Carolinas agreed not to file another rate case before 2011 with any changes to rates taking effect no sooner than 2012. The NCUC approved the settlement agreement in full by order dated December 7, 2009. The new rates were effective and implemented on January 1, 2010.

Duke Energy Carolinas 2009 South Carolina Rate Case. On July 27, 2009, Duke Energy Carolinas filed its Application for Authority to Increase and Adjust Rates and Charges for an increase in rates and charges in South Carolina including approval of a charge to customer bills to pay for Duke Energy Carolinas’ new energy efficiency efforts. Parties to the proceeding include the South Carolina Office of Regulatory Staff (ORS), the South Carolina Energy Users Committee (SCEUC), and the South Carolina Green Party. Duke Energy Carolinas, ORS, and SCEUC filed a settlement agreement on November 24, 2009, recommending, (i) a $74 million increase in base rates, (ii) an allowed return on equity of 11% with rates set at a return on equity of 10.7% and capital structure of 53% equity, and (iii) various riders, including one that provides for the return of Demand Side Management charges previously collected from customers over three years, and another that provides for a storm reserve provision allowing Duke Energy Carolinas to collect $5 million annually (up to a maximum funding level of $50 million accumulating in reserves) to be used against large storm costs in any particular period. On January 20, 2010, the PSCSC approved the settlement agreement in full, including the cost recovery mechanism for the energy efficiency effort. The new rates were effective February 1, 2010.

Energy Efficiency. On May 7, 2007, Duke Energy Carolinas filed its save-a-watt application with the NCUC. The save-a-watt proposal is based on the avoided cost of generation not needed resulting from any successful Duke Energy Carolinas energy efficiency programs. On February 26, 2009, the NCUC issued an order (i) approving Duke Energy Carolinas’ energy efficiency programs; (ii) requesting additional information on Duke Energy Carolinas’ returns under eight different compensation scenarios; and (iii) authorizing Duke Energy Carolinas to implement its rate rider pending approval of a final compensation mechanism by the NCUC. Duke Energy Carolinas filed the additional information requested by the NCUC on March 31, 2009. On June 12, 2009, Duke Energy Carolinas filed with the NCUC a settlement agreement between Duke Energy Carolinas and the Public Staff and several environmental intervenors. A hearing on the settlement was held on August 19, 2009. A Notice of Decision approving the settlement with modifications was issued on December 14, 2009. Duke Energy Carolinas began offering energy conservation programs to North Carolina retail customers and billing a conservation-only rider on June 1, 2009. On February 10, 2010, the NCUC approved the order in full.

In mid-October 2009, Duke Energy Carolinas began offering demand response programs in North Carolina. On January 1, 2010, Duke Energy Carolinas began to bill the full Rider Energy Efficiency approved by the NCUC in its December 14, 2009 Notice of Decision.

On May 6, 2009, the PSCSC approved Duke Energy Carolinas’ request for (i) approval of conservation and demand response programs; (ii) cancellation of certain existing demand response programs; (iii) deferral of the costs incurred to develop and implement the energy efficiency programs from June 1, 2009 until the date these costs are reflected in electric rates; and (iv) assurance that Duke Energy Carolinas may true-up incentives for costs deferred pursuant to the petition in accordance with the PSCSC order on the appropriate compensation mechanism in Duke Energy Carolinas’ 2009 general rate proceeding. Duke Energy Carolinas began offering demand response and conservation programs to South Carolina retail customers effective June 1, 2009. As described above, on January 20, 2010, the PSCSC approved Duke Energy Carolinas’ cost recovery mechanism for energy efficiency. The new rates were effective February 1, 2010.

The save-a-watt programs and compensation approach in both North Carolina and South Carolina are approved through December 31, 2013.

Renewable Resources. On June 6, 2008, Duke Energy Carolinas filed an application with the NCUC seeking approval to implement a solar photovoltaic distributed generation program (Program). Duke Energy Carolinas proposed to invest $100 million over two years to install a total of 20 MW of electricity generating solar panels on multiple North Carolina sites including homes, schools, stores and factories. The Program will help Duke Energy Carolinas meet the requirement of North Carolina’s Renewable Energy and Energy Efficiency Portfolio Standard (REPS). It will also enable Duke Energy Carolinas to evaluate the role of distributed generation on Duke Energy Carolinas’ electrical system and gain experience in owning and operating renewable energy resources. Because the Program involves the construction of electric generating facilities, Duke Energy Carolinas required a Certificate of Public Convenience and Necessity (CPCN) from the NCUC. The REPS statute provides for the recovery of costs Duke Energy Carolinas incurs to comply with its requirements, principally through an annual rate rider.

In response to concerns raised by the Public Staff and various solar energy groups, Duke Energy Carolinas agreed to reduce the size of the Program to invest $50 million to install up to 10 MW of solar photovoltaic capacity. On December 31, 2008, the NCUC issued its Order Granting CPCN Subject to Conditions. The conditions (i) reduce the program size from 20 MW to 10 MW (as previously agreed upon by Duke Energy Carolinas); and (ii) limit program costs recoverable through the REPS rider to program costs equivalent to the cost of the third place bid in Duke Energy Carolinas’ 2007 request for proposal for renewable energy. The Order left open the opportunity to recover the excess costs through other recovery mechanisms. Based upon the

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

revised size and availability of state and federal credits, Duke Energy Carolinas estimates the limited amount of program costs recoverable through the REPS rider will result in a monthly charge of approximately $0.05 for residential customers.

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

Deferral of Costs. On February 4, 2009, Duke Energy Carolinas filed petitions with the NCUC and the PSCSC requesting an accounting order to defer the incremental costs incurred from the September 2008 purchase of an additional ownership interest in the Catawba Nuclear Station and certain post-in-service costs that are being or will be incurred in connection with the addition of the Allen Steam Station flue gas desulfurization equipment related to environmental compliance scheduled to go into service in the spring of 2009. The costs Duke Energy Carolinas sought to defer are the incremental costs that are being incurred or will be incurred from the date these assets are placed in service to the date Duke Energy Carolinas is authorized to begin reflecting in rates the recovery of such costs on an ongoing basis. On February 25, 2009, and March 31, 2009, the PSCSC and NCUC, respectively, approved the deferral of these costs. Duke Energy Carolinas began deferring costs in the first quarter 2009. These costs are being recovered in the new rates effective January 1, 2010 for North Carolina, and effective February 1, 2010, for South Carolina.

Broad River Energy Center. On August 25, 2007, Duke Energy Carolinas experienced a disturbance on its bulk electric system which initiated at the Broad River Energy Center, a generating station owned and operated by a third party. The disturbance resulted in the tripping of six Duke Energy Carolinas generating units and the temporary opening of five 230 kilovolt (KV) transmission lines. The event resulted in no loss of load. In September 2008 the FERC initiated a preliminary, non-public investigation to determine if there were any potential violations by Duke Energy Carolinas of the North American Electric Reliability Council Reliability Standards. This investigation was coordinated with an ongoing Compliance Violation Investigation conducted by SERC Reliability Corporation. On March 5, 2009, FERC presented its preliminary findings about the event to Duke Energy Carolinas and solicited Duke Energy Carolinas’ responsive views about the event and the findings. On March 27, 2009, Duke Energy Carolinas conveyed its responsive views to FERC Staff. This investigation could result in penalties being assessed.

Capital Expansion Projects

Overview. Duke Energy Carolinas is engaged in planning efforts to meet projected load growth in its service territories. Capacity additions may include new nuclear, coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, Duke Energy Carolinas is taking steps now to ensure those options are available.

William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the Nuclear Regulatory Commission (NRC), which has been docketed for review, for a Combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing approximately 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The NCUC had previously approved Duke Energy’s decision to incur the North Carolina allocable share of up to $125 million in development costs through 2007. The 2007 requests cover a total of up to $230 million in development costs through 2009, which is comprised of $70 million incurred through December 31, 2007 plus an additional $160 million of anticipated costs in 2008 and 2009. The PSCSC approved Duke Energy Carolinas’ William States Lee III Nuclear project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008. On July 24, 2008, environmental intervenors filed motions to rescind or amend the approval orders issued by the NCUC and the PSCSC, and Duke Energy Carolinas subsequently filed responses in opposition to the motions. On August 13 and August 25, 2008, the PSCSC and NCUC, respectively, denied the environmental intervenor motion. The NRC review of the COL application continues and the estimated receipt of the COL is in mid 2013. Duke Energy Carolinas filed with the Department of Energy (DOE) for a federal loan guarantee, which has the potential to significantly lower financing costs associated with the proposed William States Lee III Nuclear Station; however, it was not among the four projects selected by the DOE for the final phase of due diligence for the federal loan guarantee program. The project could be selected in the future if the program funding is expanded or if any of the current finalists drop out of the program.

South Carolina passed new energy legislation (S 431) which became effective May 3, 2007. The legislation includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation in rates during construction through a rider. The North Carolina General Assembly also passed comprehensive energy legislation North Carolina Senate Bill 3 (SB 3) in July 2007 that was signed into law by the Governor on August 20, 2007. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance, subject to prudency review, for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to construction work in progress for baseload plants in a rate case.

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

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6 and on-site construction has begun. In March 2008, four contested case petitions, which have since been consolidated, were filed appealing the final air permit. On May 12, 2009, the Administrative Law Judge issued rulings favorable to DENR and Duke Energy, dismissing several of petitioners’ claims and granting summary judgment against petitioners on other claims, resulting in the dismissal of two petitions and leaving two for hearing. A hearing on remaining claims is scheduled for June 2010. See Note 14 for a discussion of a lawsuit filed by the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) related to the construction of Cliffside Unit 6.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

On October 14, 2008, Duke Energy Carolinas submitted revised hazardous air pollutant (HAPs) emissions determination documentation including revised emission source information to the Division of Air Quality (DAQ) indicating that no maximum achievable control technology (MACT) or MACT-like requirements apply since Cliffside Unit 6 has been demonstrated to be a minor source of HAPs.

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

Dan River and Buck Combined Cycle Facilities. On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC consolidated its consideration of the two CPCN applications and held an evidentiary hearing on the applications on March 11, 2008. The NCUC issued its order approving the CPCN applications for the Buck and Dan River combined cycle projects on June 5, 2008. On May 5, 2008, Duke Energy Carolinas entered into an engineering, construction and commissioning services agreement for the Buck combined cycle project, valued at approximately $275 million, with Shaw North Carolina, Inc. (Shaw). On November 5, 2008, Duke Energy Carolinas notified the NCUC that since the issuance of the CPCN Order, recent economic factors have caused increased uncertainty with regard to forecasted load and near-term capital expenditures, resulting in a modification of the construction schedule. On September 1, 2009, Duke Energy Carolinas filed with the NCUC further information clarifying the construction schedule for the two projects. Under the revised schedule, the Buck Project is expected to begin operation in combined cycle mode by the end of 2011, but without a phased-in simple cycle commercial operation. The Dan River Project is expected to begin operation in combined cycle mode by the end of 2012, also without a phased-in simple cycle commercial operation. On December 21, 2009, Duke Energy Carolinas entered into a First Amended and Restated engineering, construction and commissioning services agreement with Shaw for $322 million which reflects the revised schedule. On March 8, 2010, Duke Energy Carolinas entered into an engineering, construction and commissioning services agreement with Shaw for the construction of the Dan River Project for approximately $325 million. Based on the most updated cost estimates, total costs (including AFUDC) for the Buck and Dan River projects are approximately $660 million and $710 million, respectively.

On October 15, 2008, the DAQ issued a final air permit authorizing construction of the Buck combined cycle natural gas-fired generating units, and on August 24, 2009, the DAQ issued a final air permit authorizing construction of the Dan River combined cycle natural gas-fired generation units.

Federal Advanced Clean Coal Tax Credits. Duke Energy Carolinas has been awarded approximately $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6. In March 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy Carolinas was not a party to the case, the allegations center on the tax incentives provided for Duke Energy Carolinas’ Cliffside project. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the DOE and the U.S. Department of the Treasury. On November 10, 2008, the District Court dismissed the case. On September 23, 2009, the District Court issued an order, granting plaintiffs’ motion to amend their complaint and denying, as moot, the motion for reconsideration. Plaintiffs have filed their second amended complaint. The Federal government has moved to dismiss the second amendment complaint; the motion is pending.

Other Matters

City of Orangeburg, South Carolina Wholesale Sales. On June 28, 2008, Duke Energy Carolinas filed notice with the NCUC that it intended to sell electricity to the City of Orangeburg, South Carolina (City of Orangeburg), a wholesale customer, at native load priority. Duke Energy Carolinas and the City of Orangeburg also filed a joint petition asking the NCUC to declare that the City of Orangeburg contract and all future Duke Energy Carolinas native load priority wholesale contracts will be treated for ratemaking and reporting purposes in the same manner as such existing wholesale contracts (i.e., revenues from those contracts will be allocated to wholesale jurisdiction and costs will be allocated to wholesale jurisdiction based on system average costs). On March 30, 2009, the NCUC issued its Order in which it concluded that Duke Energy Carolinas can proceed with the City of Orangeburg contract at its own risk; however, Duke Energy Carolinas cannot treat the City of Orangeburg’s load as Duke Energy Carolinas’ native load for rate setting purposes. Further, the NCUC concluded that based on the evidence presented, a future Commission should allocate costs based upon incremental costs in any future ratemaking case. The NCUC distinguished the City of Orangeburg from wholesale customers that have been historically served by Duke Energy Carolinas because the City of Orangeburg has not shared in the costs of Duke Energy Carolinas’ existing system. Due to the NCUC ruling, Duke Energy Carolinas terminated the system average contract with the City of Orangeburg in April 2009 per the allowed contractual provisions. The City of Orangeburg then terminated its contingency contract with Duke Energy Carolinas at incremental pricing and informed Duke Energy Carolinas that it would take service from South Carolina Electric and Gas Company via a newly executed agreement through the end of 2010. On April 29, 2009, Duke Energy Carolinas and the City of Orangeburg filed a Notice of Appeal with the North Carolina Court of Appeals and briefs were filed with the Court of Appeals on December 16, 2009. The City of Fayetteville and ElectriCities filed briefs in support of Duke Energy Carolinas’ and City of Orangeburg’s positions. Briefs for the appellees are due on February 17, 2010. Additionally, on July 2, 2009, the City of Orangeburg filed a Petition for Declaratory Order with the FERC seeking relief from the NCUC Order on various grounds, including violation of the Public Utility Regulatory Policies Act voluntary coordination provisions and federal preemption. The NCUC, the Public Staff and the Attorney General, Progress Energy, the National Association of Regulatory Utility Commissioners, Occidental Power Marketing and the North Carolina Waste Awareness Network (WARN) have intervened in opposition to the Petition. The City of Fayetteville and ElectriCities, have intervened in favor of Orangeburg’s position, as has the American Public Power Association. Duke Energy Carolinas and NC Electric Membership Cooperative have also intervened, but expressed no position on the Petition.

Wholesale Sales. On September 3, 2009, Duke Energy Carolinas filed advance notice of its intent to serve Central Electric Power Cooperative, Inc. as an additional wholesale customer at native load priority and at system average cost. The load to be served consists of load historically served by Duke Energy Carolinas until recently. On September 11, 2009, the Public Staff filed its response to the advance notice, indicating that it did not object to the advance notice filing and further indicating that it was unlikely that the Public Staff would in a future rate proceeding recommend that costs associated with the Central Electric Power cooperative, Inc. contract be allocated on anything other than system average cost. On October 5, 2009, the WARN filed a petition to intervene in the proceeding arguing that the extension of Duke Energy Carolinas’ service area through wholesale sales is not in the best interests of Duke Energy Carolinas’ customers. On November 10, 2009, the NCUC issued an order rejecting WARN’s objection and permitting Duke Energy Carolinas to proceed with the proposed agreement.

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

5. Joint Ownership of Generating Facilities

Duke Energy Carolinas, along with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation and Piedmont Municipal Power Agency, have joint ownership of Catawba Nuclear Station, which is a facility operated by Duke Energy Carolinas. As discussed in Note 3, in September 2008, Duke Energy Carolinas completed the purchase of a portion of Saluda’s ownership interest in the Catawba Nuclear Station. Under the terms of the agreement, Duke Energy Carolinas paid approximately $150 million for an additional approximate 7 percent ownership interest in the Catawba Nuclear Station.

Duke Energy Carolinas’ share of the Catawba jointly-owned plant included on the December 31, 2009 Consolidated Balance Sheet was as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)

Catawba Nuclear Station (Units 1 and 2)	19.2%	$827	$312	$5

Duke Energy Carolinas’ share of revenues and operating costs of the Catawba Nuclear Station is included within the corresponding line on the Consolidated Statements of Operations. Each participant in the jointly owned facility must provide its own financing.

6. Income Taxes

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

The following details the components of income tax expense:

Income Tax Expense

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)

Current income taxes
Federal	$(196)	$(20)	$147
State	(27)	17	21

Total current income taxes(a)	(223)	(3)	168

Deferred income taxes
Federal	518	329	149
State	89	54	33

Total deferred income taxes	607	383	182

Investment tax credit amortization	(7)	(8)	(8)

Total income tax expense included in Consolidated Statements of Operations	$377	$372	$342

(a)	Includes expenses associated with uncertain tax positions of approximately $42 million and $2 million during the years ended December 31, 2009 and 2008, respectively, and a benefit related to uncertain tax positions of approximately $215 million in the year ended December 31, 2007 primarily due to certain temporary differences.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to the Actual Tax Expense (Statutory Rate Reconciliation)

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)

Income tax expense, computed at the statutory rate of 35%	$378	$372	$354
State income tax, net of federal income tax effect	40	46	35
Manufacturing Deduction	(2)	(5)	(19)
AFUDC equity income	(44)	(33)	(17)
Other items, net	5	(8)	(11)

Total income tax expense	$377	$372	$342

Effective tax rate	34.9%	35.0%	33.8%

The manufacturing deduction was created by the American Job Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities. During the years ended December 31, 2009, 2008 and 2007, the Act provides a deduction of 6% on qualified production activities.

Net Deferred Income Tax Liability Components

	December 31,
	2009	2008
	(in millions)

Deferred credits and other liabilities	$321	$740
Tax credit carryforwards(a)	48	—
Other	20	—

Total deferred income tax assets	389	740

Investments and other assets	(539)	(959)
Accelerated depreciation rates	(2,323)	(1,865)
Regulatory assets and deferred debits	(552)	(616)

Total deferred income tax liabilities	(3,414)	(3,440)

Total net deferred income tax liabilities	$(3,025)	$(2,700)

(a)	The tax credit carryforwards primarily relate to investment tax credits expiring in 2029.

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Net Deferred Income Tax Liabilities

	December 31,
	2009	2008
	(in millions)

Current deferred tax assets, included in other current assets	$62	$28
Non-current deferred tax liabilities	(3,087)	(2,728)

Total net deferred income tax liabilities	$(3,025)	$(2,700)

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Changes to Unrecognized Tax Benefits

	2009	2008	2007
	Increase/ (Decrease)	Increase/ (Decrease)	Increase/ (Decrease)
	(in millions)	(in millions)	(in millions)

Unrecognized Tax Benefits—January 1,	$462	$189	$179
Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	58	281	17
Gross decreases—tax positions in prior periods	(11)	(11)	(7)
Gross increases—current period tax positions	8	3	1
Settlements	—	—	(1)

Total Changes	55	273	10

Unrecognized Tax Benefits—December 31,	$517	$462	$189

At December 31, 2009, Duke Energy Carolinas has approximately $286 million of unrecognized tax benefit that, if recognized, may affect the effective tax rate or a regulatory liability. At this time, Duke Energy Carolinas is unable to estimate the specific effect to either. It is reasonably possible that Duke Energy Carolinas will reflect an approximate $300 million reduction in unrecognized tax benefits within the next 12 months due to expected settlements.

During the years ended December 31, 2009, 2008 and 2007, Duke Energy Carolinas recognized no net interest income or expense, approximately $2 million of net interest expense and approximately $40 million of net interest income, respectively, related to income taxes. At both December 31, 2009 and 2008, Duke Energy Carolinas’ Consolidated Balance Sheets included approximately $32 million of interest receivable related to income taxes. No amounts have been recorded for the payment of penalties.

Duke Energy Carolinas has the following tax years open:

Jurisdiction Tax Years

Federal	1999 and after
State	Majority closed through 2001 except for certain refund claims for tax years 1978-2001 and any adjustments related to open federal years

At December 31, 2009 and 2008, approximately $144 million and $202 million, respectively, of federal income taxes receivable are included in Other within Current Assets in the Consolidated Balance Sheets. At December 31, 2008, this balance exceeded 5% of total current assets.

7. Asset Retirement Obligations

Asset retirement obligations, which represent legal obligations associated with the retirement of certain tangible long-lived assets, are computed as the present value of the projected costs for the future retirement of specific assets and are recognized in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset in the period the liability is incurred, and this additional carrying amount is depreciated over the remaining life of the asset. Subsequent to the initial recognition, the liability is adjusted for any revisions to the estimated future cash flows associated with the asset retirement obligation (with corresponding adjustments to property, plant, and equipment), which can occur due to a number of factors including, but not limited to, cost escalation, changes in technology applicable to the assets to be retired and changes in federal, state or local regulations, as well as for accretion of the liability due to the passage of time until the obligation is settled. Depreciation expense is adjusted prospectively for any increases or decreases to the carrying amount of the associated asset. The recognition of asset retirement obligations has no impact on the earnings of Duke Energy Carolinas’ regulated electric operations as the effects of the recognition and subsequent accounting for an asset retirement obligation are offset by the establishment of regulatory assets and liabilities pursuant to regulatory accounting.

Asset retirement obligations recognized by Duke Energy Carolinas relate primarily to the decommissioning of nuclear power facilities, obligations related to asbestos removal and landfills at fossil generation facilities. Certain of Duke Energy Carolinas’ assets have an indeterminate life, such as transmission and distribution facilities and some gas-fired power plants and thus the fair value of the retirement obligation is not reasonably estimable. A liability for these asset retirement obligations will be recorded when a fair value is determinable.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

The following table presents the changes to the liability associated with asset retirement obligations during the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
	(in millions)

Balance as of January 1,	$2,509	$2,306
Acquisition of additional ownership interest in Catawba(a)	—	43
Accretion expense(b)	196	161
Revisions in estimates of cash flow(c)	385	—
Liabilities incurred in the current year	13	—
Liabilities settled	—	(1)
Other	(5)	—

Balance as of December 31,	$3,098	$2,509

(a)	As discussed in Note 3, in September 2008, Duke Energy acquired an additional ownership interest in Catawba.
(b)	Accretion expense for the years ended December 31, 2009 and 2008 have been deferred as regulatory assets and liabilities in accordance with guidance for regulatory accounting treatment as discussed above.
(c)	As discussed below, Duke Energy updates its nuclear decommissioning costs study every five years as required by the NCUC and PSCSC. The increase in the revisions to estimated cash flows primarily relates to the increase in estimated cost of decommissioning Duke Energy’s nuclear units. Approximately half of the increase in the nuclear decommissioning cost estimates is due to increased labor costs since the completion of the previous cost study in 2003. The change in the credit-adjusted risk-free rate since the 2003 study also impacted the determination of the asset retirement obligation liability associated with nuclear decommissioning.

Duke Energy Carolinas’ regulated electric operations accrue costs of removal for property that does not have an associated legal retirement obligation based on regulatory orders from the various state commissions. These costs of removal are recorded as a regulatory liability in accordance with regulatory accounting treatment. Duke Energy Carolinas does not accrue the estimated cost of removal when no legal obligation associated with retirement or removal exists for any non-regulated assets. The total amount of cost of removal for assets without an associated legal retirement obligation, which are included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets, was $1,552 million and $1,481 million as of December 31, 2009 and 2008, respectively.

Nuclear Decommissioning Costs. In 2005, the NCUC and PSCSC approved a $48 million annual amount for contributions and expense levels for decommissioning. In each of the years ended December 31, 2009, 2008 and 2007, Duke Energy expensed approximately $48 million and contributed cash of approximately $48 million to the NDTF for decommissioning costs. These amounts are presented in the Consolidated Statements of Cash Flows in Purchases of Available-For-Sale Securities within Net Cash Used in Investing Activities. The entire amount of these contributions were to the funds reserved for contaminated costs as contributions to the funds reserved for non-contaminated costs have been discontinued since the current estimates indicate existing funds to be sufficient to cover projected future costs. Both the NCUC and the PSCSC have allowed Duke Energy to recover estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy’s nuclear stations. Duke Energy believes that the decommissioning costs being recovered through rates, when coupled with expected fund earnings, will be sufficient to provide for the cost of future decommissioning.

The balance of the external nuclear decommissioning trust funds, which are reflected as Nuclear Decommissioning Trust Funds within Investments and Other Assets in the Consolidated Balance Sheets, was approximately $1,765 million as of December 31, 2009 and $1,436 million as of December 31, 2008. The increase in the value of the NDTF during 2009 is due to higher overall returns in the equity and debt markets. The fair value of assets legally restricted for the purpose of settling asset retirement obligations associated with nuclear decommissioning was $1,530 million as of December 31, 2009 and $1,194 million as of December 31, 2008.

As the NCUC and the PSCSC require that Duke Energy update its cost estimate for decommissioning its nuclear plants every five years, new site-specific nuclear decommissioning cost studies were completed in January 2009 that showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of approximately $3 billion in 2008 dollars. This estimate includes Duke Energy’s approximate 19% ownership interest in the Catawba Nuclear Station. The other joint owners of Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. The previous study, completed in 2004, estimated total nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of approximately $2.3 billion in 2003 dollars.

Duke Energy filed these site-specific nuclear decommissioning cost studies with the NCUC and the PSCSC in conjunction with the various rate case filings. In addition to the decommissioning cost studies, a new funding study was completed and indicates the current annual funding requirement of approximately $48 million is sufficient to cover the estimated decommissioning costs. Duke Energy received an order from the NCUC on its rate case filing on December 7, 2009, and the PSCSC accepted a settlement agreement on Duke Energy’s rate case on January 20, 2010. Both the NCUC and the PSCSC approved the existing $48 million annual funding level for nuclear decommissioning costs.

The operating licenses for Duke Energy’s nuclear units are subject to extension. In December 2003, Duke Energy was granted renewed operating licenses for Catawba Nuclear Station Units 1 and 2 until 2043 and McGuire Nuclear Station Unit 1 and 2 until 2041 and 2043, respectively. In 2000, Duke Energy was granted a renewed operating license for the Oconee Nuclear Station Units 1 and 2 until 2033 and Unit 3 until 2034.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

8. Risk Management, Derivative Instruments and Hedging Activities

The primary risks Duke Energy Carolinas manages by utilizing derivative instruments are commodity price risk and interest rate risk. Duke Energy Carolinas closely monitors the risks associated with commodity price changes and changes in interest rates on its operations and, where appropriate, uses various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments qualify for hedge accounting and are designated as hedging instruments, while others either do not qualify as a hedge or have not been designated as hedges by Duke Energy Carolinas (hereinafter referred to as undesignated contracts). Duke Energy Carolinas’ primary use of energy commodity derivatives is to hedge its generation portfolio against exposure to changes in the price of power. Interest rate swaps may be entered into to manage interest rate risk associated with Duke Energy Carolinas’ variable-rate and fixed-rate borrowings.

The accounting guidance for derivatives requires the recognition of all derivative instruments not identified as normal purchase/normal sale (NPNS) as either assets or liabilities at fair value in the Consolidated Balance Sheets. For derivatives instruments that qualify for hedge accounting, Duke Energy Carolinas may elect to designate such derivatives as either cash flow hedges or fair value hedges. However, as substantially all of Duke Energy Carolinas’ operations meet the criteria for regulatory accounting treatment, Duke Energy Carolinas elects to apply hedge accounting for qualifying contracts on a limited basis since gains and losses associated with the vast majority of derivative contracts, regardless of designation as a hedge or an undesignated contract, are deferred as regulatory liabilities and assets, respectively. Thus, there is no immediate earnings impact associated with the change in fair values of any such derivative contracts.

Commodity Price Risk

Duke Energy Carolinas is exposed to the impact of market changes in the future prices of electricity (energy and capacity), coal, natural gas and emission allowances (SO2, seasonal NOX and annual NOX) as a result of its energy operations in electric generation. With respect to commodity price risks associated with electric generation, Duke Energy Carolinas is exposed to changes including, but not limited to, the cost of coal used to generate electricity, the prices of electricity in wholesale markets and the cost of emission allowances for SO2, seasonal NOX and annual NOX, primarily at Duke Energy Carolinas’ coal fired power plants. Duke Energy Carolinas closely monitors the risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity contracts to mitigate the effect of such fluctuations on operations. Duke Energy Carolinas’ exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity derivatives associated with the risk management of Duke Energy Carolinas’ energy operations are accounted for as undesignated contracts because Duke Energy Carolinas is able to defer gains or losses on the balance sheet as regulatory liabilities or assets under regulatory accounting treatment. Additionally, Duke Energy Carolinas enters into various contracts that qualify for the NPNS exception. Duke Energy Carolinas primarily applies the NPNS exception to contracts that relate to the physical delivery of electricity over the next two years.

Commodity Fair Value Hedges. At December 31, 2009, Duke Energy Carolinas did not have any open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. At December 31, 2009, Duke Energy Carolinas did not have any open commodity derivative instruments that were designated as cash flow hedges.

Undesignated Contracts. Duke Energy Carolinas uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. At December 31, 2009, Duke Energy Carolinas had an insignificant amount on the Consolidated Balance Sheets related to commodity derivatives in this category.

Interest Rate Risk

Duke Energy Carolinas is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt. Duke Energy Carolinas manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy Carolinas may enter into financial contracts; primarily interest rate swaps and U.S. Treasury lock agreements. At December 31, 2009, Duke Energy Carolinas had one open interest rate swap which is accounted for as a fair value hedge.

Additionally, in anticipation of certain fixed-rate debt issuances, Duke Energy Carolinas has executed forward starting interest rate swaps to lock in components of the market interest rates at the time of the debt issuance and terminated these hedges prior to the issuance of the corresponding debt. When these transactions occurred, the pre-tax gain or loss recognized from inception to termination of the hedges was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of interest expense over the life of the debt. See also Note 13.

Volumes

The following table shows information relating to the volume of Duke Energy Carolinas’ derivative activity outstanding as of December 31, 2009. Amounts disclosed represent the notional dollar amounts of debt subject to derivative contracts accounted for at fair value in accordance with accounting guidance for derivatives. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy Carolinas has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and time of delivery.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

December 31, 2009

Commodity contracts
Electricity-energy (Gigawatt-hours)	130

Financial contracts
Interest rates (in millions)	$25

The following table shows fair value amounts of derivative contracts as of December 31, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements.

Location and Fair Value Amounts of Derivatives Reflected in the Consolidated Balance Sheets

Balance Sheet Location

	December 31, 2009
	Asset Derivatives	Liability Derivatives
	(in millions)

Derivatives Designated as Hedging Instruments

Interest rate contracts
Current Assets: Other	$1	$—

Total derivatives designated as hedging instruments	$1	$—

Total Derivatives	$1	$—

Cash Flow Hedges—Location and Amount of Pre-Tax Losses Recognized in Comprehensive Income

For the year ended December 31, 2009, approximately $5 million of pre-tax losses on interest rate hedges were reclassified out of Accumulated Other Comprehensive Loss into earnings. As of December 31, 2009, approximately $5 million of pre-tax deferred net losses on derivative instruments related to terminated forward starting interest rate hedges accumulated on the Consolidated Balance Sheets in Accumulated Other Comprehensive Loss are expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

Undesignated Hedges—Location and Amount of Pre-Tax Losses Recognized as Regulatory Liabilities

For the year ended December 31, 2009, an insignificant amount of pre-tax losses were recorded in the Consolidated Balance Sheets as a reduction to Regulatory Liabilities.

See Note 9 for additional information on fair value disclosures related to derivatives.

Credit Risk

Duke Energy Carolinas is exposed to credit risk associated with its sales of power in the retail and wholesale markets, as well as certain other of its business activities. Credit risk for retail sales is monitored and managed through established policies and procedures in accordance with applicable rules and regulations in its retail jurisdictions.

For wholesale market transactions associated with its marketing and risk management operations, Duke Energy Carolinas’ industry has historically operated under negotiated credit lines. Duke Energy Carolinas uses master collateral agreements to mitigate credit exposures related to these activities. Duke Energy Carolinas analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits, and monitors the appropriateness of those limits on an ongoing basis.

The collateral agreements generally provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

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

Where material credit exposures are identified in connection with other business activities, Duke Energy Carolinas analyzes the financial condition of its counterparties, customers, or suppliers prior to entering into transactions. Duke Energy Carolinas seeks to mitigate such credit exposures through contractual terms, and may obtain cash, letters of credit, or other credit support outside of collateral

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

agreements, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

9. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Carolinas adopted the new fair value disclosure requirements for financial instruments and non-financial derivatives. On January 1, 2009, Duke Energy Carolinas adopted the new fair value disclosure requirements for non-financial assets and liabilities measured at fair value on a non-recurring basis. Duke Energy Carolinas did not record any cumulative effect adjustment to retained earnings as a result of the adoption of the new fair value standards.

The accounting guidance for fair value defines fair value, establishes a framework for measuring fair value in GAAP in the U.S. and expands disclosure requirements about fair value measurements. Under the accounting guidance for fair value, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition focuses on an exit price, which is the price that would be received by Duke Energy Carolinas to sell an asset or paid to transfer a liability, versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although the accounting guidance for fair value does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

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

The fair value accounting guidance for financial instruments, which was effective for Duke Energy Carolinas as of January 1, 2008, permits entities to elect to measure many financial instruments and certain other items at fair value that are not required to be accounted for at fair value under existing GAAP. Duke Energy Carolinas does not currently have any financial assets or financial liabilities that are not required to be accounted for at fair value under GAAP for which it elected to use the option to record at fair value. However, in the future, Duke Energy Carolinas may elect to measure certain financial instruments at fair value in accordance with this accounting guidance.

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Consolidated Balance Sheets at fair value at December 31, 2009 and 2008:

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)

Description
Investments in available-for-sale auction rate securities(a)	$66	$—	$—	$66
Nuclear decommissioning trust fund equity securities(b)	1,156	1,156	—	—
Nuclear decommissioning trust fund debt securities(b)	609	36	573	—
Derivative Assets	1	—	1	—

Net Assets	$1,832	$1,192	$574	$66

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	See Note 10 for additional information related to investments by major security type.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)

Description
Investments in available-for-sale auction rate securities(a)	$72	$—	$—	$72
Nuclear decommissioning trust fund equity securities(b)	831	831	—	—
Nuclear decommissioning trust fund debt securities(b)	605	22	583	—
Derivative Assets	16	—	16	—

Total Assets	$1,524	$853	$599	$72

Derivative Liabilities	(13)	—	(13)	—

Net Assets	$1,511	$853	$586	$72

(a)	Approximately $26 million of auction rate securities are included in Other within Investments and Other Assets and approximately $46 million are classified as Short-term investments within Current Assets on the Consolidated Balance Sheets.
(b)	See Note 10 for additional information related to investments by major security type.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Available-for-Sale Auction Rate Securities
(in millions)

Year Ended December 31, 2009
Balance at January 1, 2009	$72
Total pre-tax unrealized losses included in Other Comprehensive Income	(6)

Balance at December 31, 2009	$66

Available-for-Sale Auction Rate Securities
(in millions)

Year Ended December 31, 2008
Balance at January 1, 2008	$—
Total transfers in to Level 3	82
Total pre-tax unrealized losses included in Other Comprehensive Income	(10)

Balance at December 31, 2008	$72

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

Investments in available-for-sale auction rate securities: At December 31, 2009 and 2008, Duke Energy Carolinas has approximately $82 million par value (approximately $66 million fair value) and approximately $82 million par value (approximately $72 million fair value), respectively, of auction rate securities for which an active market does not currently exist. The majority of these auction rate securities are AAA rated student loan securities for which substantially all the values are ultimately backed by the U.S. government. All of these securities were valued as of December 31, 2009 and 2008 using measurements appropriate for Level 3 investments. The methods and significant assumptions used to determine the fair values of Duke Energy Carolinas’ investment in auction rate debt securities represented a combination of broker-provided quotations and estimations of fair value using validation of such quotations through internal discounted cash flow models which incorporated primarily Duke Energy Carolinas’ own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted (for liquidity and credit) discount rates when relevant

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

observable inputs are not available to determine present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral.

See Note 10 for additional information on Duke Energy Carolinas’ investments in auction rate securities.

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

Additional Fair Value Disclosures: The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of the accounting guidance for fair value measurements disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value.

Financial Instruments

	As of December 31,
	2009		2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)

Long-term debt, including current maturities	$7,666	$7,312	$7,279	$7,510

The fair value of cash and cash equivalents, accounts and notes receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

10. Investments in Debt and Equity Securities

Duke Energy Carolinas classifies its investments in debt and equity securities as available-for-sale, which are reported at fair value on the Consolidated Balance Sheets with unrealized gains and losses excluded from earnings and reported either as a regulatory asset or liability, as discussed further below, or as a component of other comprehensive income until realized.

Duke Energy Carolinas’ available-for-sale securities are comprised of investments held in the NDTF and investments in auction rate debt securities. The investments within the NDTF are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy Carolinas has limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Carolinas. Accordingly, all unrealized losses associated with equity securities within the NDTF are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. Pursuant to regulatory accounting, substantially all unrealized losses associated with investments in debt and equity securities within the NDTF are deferred as a regulatory asset, thus there is no immediate impact on the earnings of Duke Energy Carolinas as a result of any other-than-temporary impairments that would otherwise be required to be recognized in earnings. For investments in auction rate debt securities, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is other-than-temporarily impaired, at which time the write-down to fair value may be included in earnings based on the criteria discussed below.

With respect to investments in debt securities, during the first quarter of 2009, Duke Energy Carolinas adopted the modified other-than-temporary impairment accounting guidance issued by the FASB, which changed the other-than-temporary impairment guidance related to investments in debt securities. Under this modified other-than-temporary impairment guidance, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, consideration of underlying collateral and guarantees of amounts by government entities, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. The adoption of this modified other-than-temporary impairment guidance primarily impacts Duke Energy’s Carolinas investments in auction rate debt securities since, as discussed above, the debt securities held in the NDTF receive regulatory deferral treatment of all unrealized losses including other-than-temporary impairments. Since management believes, based on consideration of the criteria above, that no credit loss exists as of December 31, 2009 and management does not have the intent to sell its investments in auction rate debt securities, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis, management concluded that there were no other-than-temporary impairments necessary as of December 31, 2009 and 2008. Accordingly, all changes in the market value of investments in auction rate debt securities were reflected as a component of other comprehensive income in 2009 and 2008. See Note 9 for additional information related to fair value measurements for investments in auction rate debt securities.

Management will continue to monitor the carrying value of its entire portfolio of investments in the future to determine if any other-than-temporary impairment losses should be recognized.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

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

Short-term investments. At December 31, 2008, Duke Energy Carolinas had approximately $46 million carrying value (approximately $49 million par value) of investments in auction rate debt securities classified as short-term investments as Duke Energy Carolinas believed the investments were reasonably expected to be refunded within the next 12 months based on notification of a refunding plan by the issuer. However, due to an ongoing delay in the refunding plan, Duke Energy Carolinas reclassified these securities to long-term investments, included in Other within Investments and Other Assets, in the second quarter of 2009. Duke Energy Carolinas continues to hold these securities at December 31, 2009. The remaining balance of investments in auction rate debt securities at December 31, 2008 were included in long-term investments and are discussed below. During the year ended December 31, 2009, there were no purchases or sales of short-term investments. During the years ended December 31, 2008 and 2007, Duke Energy Carolinas purchased short-term investments of approximately $3,161 million and $6,779 million, respectively, and received proceeds on sales of approximately $3,079 million and $6,946 million, respectively.

Other long-term investments. Duke Energy Carolinas classifies its investments in debt and equity securities held in the NDTF as long-term. Additionally, approximately $66 million carrying value (approximately $82 million par value) and approximately $26 million carrying value (approximately $33 million par value) of investments in auction rate debt securities have been classified as long-term at December 31, 2009 and December 31, 2008, respectively, due to market illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale and, therefore, are reflected on the Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term. At December 31, 2009 and 2008, Duke Energy Carolinas’ long-term available-for-sale investments had a fair market value of approximately $1,831 million and $1,462 million, respectively.

The cost of securities sold is determined using the specific identification method. During the years ended December 31, 2009, 2008 and 2007, Duke Energy Carolinas purchased long-term investments of approximately $2,118 million, $2,188 million and $1,276 million, respectively, and received proceeds on sales of approximately $2,094 million, $2,140 million and $1,228 million, respectively. All of these purchases and sales relate to activity within the NDTF, including annual contributions to the NDTF of approximately $48 million pursuant to an order by the NCUC (see Note 7).

The estimated fair values of short-term and long-term investments classified as available-for-sale are as follows (in millions):

	As of December 31,
	2009			2008
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Short-term Investments	$—	$—	$—	$—	$(4)	$46

Equity Securities	$336	$(27)	$1,156	$160	$(143)	$831
Corporate Debt Securities	10	(2)	195	3	(7)	88
Municipal Bonds	1	(8)	56	2	(10)	120
U.S. Government Bonds	11	(1)	258	17	—	272
Auction Rate Securities	—	(16)	66	—	(6)	26
Other	16	(18)	100	—	(30)	125

Total long-term investments	$374	$(72)	$1,831	$182	$(196)	$1,462

(a)	As discussed above, unrealized losses on investments within the NDTF are deferred as regulatory assets pursuant to regulatory accounting.

For the years ended December 31, 2009, 2008 and 2007, there were no gains reclassified out of AOCI into earnings.

Debt securities held, which includes auction rate securities based on the stated maturity date, at December 31, 2009, mature as follows: $33 million in less than one year, $107 million in one to five years, $121 million in six to ten years and $408 million thereafter.

The fair values and gross unrealized losses of available-for-sale equity and debt securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of December 31, 2009 and 2008:

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

	As of December 31, 2009
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)

Equity Securities	$145	$(4)	$(23)
Corporate Debt Securities	27	—	(2)
Municipal Bonds	32	—	(8)
U.S. Government Bonds	64	(1)	—
Auction Rate Debt Securities(a)	66	(16)	—
Other	30	(16)	(2)

Total	$364	$(37)	$(35)

(a)	See Note 9 for information about fair value measurements related to investments in auction rate debt securities.

	As of December 31, 2008
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)

Equity Securities	$306	$(10)	$(133)
Corporate Debt Securities	38	(3)	(4)
Municipal Bonds	66	—	(10)
Auction Rate Debt Securities(a)	72	—	(10)
Other	83	(3)	(27)

Total	$565	$(16)	$(184)

(a)	See Note 9 for information about fair value measurements related to investments in auction rate debt securities.

11. Related Party Transactions

Duke Energy Carolinas engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of December 31, 2009 and 2008 are as follows:

Related Party Transactions

Assets/(Liabilities)

	December 31, 2009(a)	December 31, 2008(a)
	(in millions)	(in millions)

Current assets(b)	$149	$300
Non-current assets(c)	34	—
Current liabilities(d)	(177)	(93)
Non-current liabilities(e)	(16)	—
Net deferred tax liabilities(f)	(3,025)	(2,700)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, and money pool arrangements as discussed below.
(b)	The balance at December 31, 2009 is classified as Other within Current Assets. Of the balance at December 31, 2008, approximately $202 million is classified as Other within Current Assets and approximately $98 million is classified as Receivables on the Consolidated Balance Sheets.
(c)	The balance at December 31, 2009 is classified as Other within Investments and Other Assets on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

(d)	Of the balance at December 31, 2009, approximately $(170) million is classified within Accounts Payable and $(7) million is classified within Taxes Accrued on the Consolidated Balance Sheets. The balance at December 31, 2008 is classified as Accounts Payable on the Consolidated Balance Sheets.
(e)	The balance at December 31, 2009 is classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(f)	Of the balance at December 31, 2009, approximately $(3,087) million is classified as Deferred income taxes within Deferred Credits and Other Liabilities and $62 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(2,728) million is classified as Deferred income taxes within Deferred Credits and Other Liabilities and approximately $28 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Carolinas is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. During the years ended December 31, 2009, 2008 and 2007, Duke Energy Carolinas recorded governance and shared services expenses of approximately $825 million, $803 million and $789 million, respectively. Additionally, up through June 30, 2008, Duke Energy Carolinas was charged a management fee by the same unconsolidated affiliate. This management fee amounted to approximately $32 million and $77 million, respectively for the years ended December 31, 2008 and 2007. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

Duke Energy Carolinas incurs expenses related to certain insurance coverages through Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were approximately $28 million, $29 million, and $51 million for the years ended December 31, 2009, 2008 and 2007 respectively. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. Additionally, Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy. This rental income was approximately $22 million, $15 million, and $14 million for the years ended December 31, 2009, 2008 and 2007 respectively.

Advance SC LLC, which provides funding for economic development projects, educational initiatives, and other programs, was formed during 2004. Duke Energy Carolinas made donations of approximately $11 million, $11 million and $8 million to the nonconsolidated subsidiary during the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, Duke Energy Carolinas had a trade payable to Advance SC LLC of approximately $1 million and $11 million at December 31, 2009 and 2008, respectively.

As discussed further in Note 13, Duke Energy Carolinas participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, for the years ended December 31, 2009 and 2008 was insignificant. The expenses associated with money pool activity, which are recorded in Interest Expense on the Consolidated Statements of Operations, for the years ended December 31, 2009 and 2008 were approximately $3 million and $4 million, respectively.

During the year ended December 31, 2009, Duke Energy Carolinas’ received a $250 million capital contribution from its parent, Duke Energy. Additionally, during the year ended December 31, 2009, Duke Energy Carolinas recorded an approximate $3 million increase in Member’s Equity as a result of forgiveness of an advance by its parent, Duke Energy.

In February 2010, Duke Energy Carolinas paid an approximate $200 million dividend to its parent, Duke Energy.

12. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2009	2008
	(Years)	(in millions)
Land	—	$342	$334
Plant—Regulated
Electric generation, distribution and transmission	20 – 125	24,450	22,799
Other buildings and improvements	30 – 90	364	360
Nuclear fuel	—	1,079	966
Equipment	8 – 33	173	160
Vehicles	5 – 25	14	20
Construction in process	—	3,083	2,408
Other	5 – 33	412	356

Total property, plant and equipment(a)		29,917	27,403
Total accumulated depreciation(a)(b)		(10,692)	(10,145)

Total net property, plant and equipment		$19,225	$17,258

(a)	Substantially all the property, plant and equipment and accumulated depreciation relates to regulated operations.
(b)	Includes accumulated amortization of nuclear fuel of approximately $603 million and $484 million at December 31, 2009 and 2008, respectively.

Capitalized interest, which primarily represents the debt component of AFUDC, amounted to approximately $65 million, $45 million and $22 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in the debt component of AFUDC is attributable to additional capital spending for ongoing construction projects, including Cliffside Unit 6.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

13. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2009	2008
			(in millions)

Unsecured debt	6.3%	2010 – 2037	$2,622	$2,827
Secured debt associated with accounts receivable securitization	1.6%	2011	300	300
First mortgage bonds(a)	5.7%	2010 – 2040	4,163	3,414
Other debt(b)	1.4%	2010 – 2040	274	425
Money pool borrowings(c)	0.4%		300	300
Fair value hedge carrying value adjustment			20	25
Unamortized debt discount and premium, net			(13)	(12)

Total debt			7,666	7,279
Current maturities of long-term debt			(509)	(210)

Total long-term debt			$7,157	$7,069

(a)	As of December 31, 2009, substantially all of Duke Energy Carolinas’ electric plant in service is mortgaged under the mortgage bond indenture relating to Duke Energy Carolinas.
(b)	Includes $272 million and $422 million of Duke Energy Carolinas tax-exempt bonds as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, $100 million and $327 million, respectively, were secured by a letter of credit and as of both December 31, 2009 and 2008, $117 million were secured by first mortgage bonds.
(c)	Includes $300 million as of both December 31, 2009 and 2008 that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these commercial paper balances, along with Duke Energy Carolinas’ ability and intent to refinance these balances on a long-term basis.

First Mortgage Bonds. In November 2009, Duke Energy Carolinas issued $750 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.30% and mature February 15, 2040. Proceeds from this issuance will be used to fund capital expenditures and general corporate purposes, including the repayment at maturity of $500 million of senior notes and first mortgage bonds in the first half of 2010.

In November 2008, Duke Energy Carolinas issued $900 million principal amount of first mortgage bonds, of which $500 million carry a fixed interest rate of 7.00% and mature November 15, 2018 and $400 million carry a fixed interest rate of 5.75% and mature November 15, 2013. The net proceeds from issuance were used to repay amounts borrowed under the master credit facility, to repay senior notes due January 1, 2009, to replenish cash used to repay senior notes at their scheduled maturity in October 2008 and for general corporate purposes.

In April 2008, Duke Energy Carolinas issued $900 million principal amount of first mortgage bonds, of which $300 million carry a fixed interest rate of 5.10% and mature April 15, 2018 and $600 million carry a fixed interest rate of 6.05% and mature April 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $23 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of Interest Expense over the life of the debt.

In January 2008, Duke Energy Carolinas issued $900 million principal amount of first mortgage bonds, of which $400 million carry a fixed interest rate of 5.25% and mature January 15, 2018 and $500 million carry a fixed interest rate of 6.00% and mature January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of approximately $18 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of Interest Expense over the life of the debt.

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

Convertible Senior Notes. In May 2003, Duke Energy issued approximately $770 million of 1.75% convertible senior notes that were convertible into Duke Energy common stock at a premium of 40% above the May 1, 2003 closing common stock market price of $16.85 per share. The conversion of these senior notes into shares of Duke Energy common stock was contingent upon the occurrence of certain events during specified periods. During 2006, Duke Energy issued shares of common stock to settle a portion of the convertible senior notes. In May 2007, pursuant to the terms of the debt agreement, substantially all of the holders of the Duke Energy convertible senior notes required Duke Energy to repurchase the then outstanding balance of approximately $110 million at a price equal to 100% of the principal amount plus accrued interest.

Money Pool. Beginning in October 2008, Duke Energy Carolinas receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Carolinas separately manages its cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between Duke Energy Carolinas and other money pool participants. Participation in the money pool arrangement replaced Duke Energy Carolinas’ commercial paper program, which was terminated effective September 30, 2008. In connection with the termination of the commercial paper program, Duke Energy Carolinas repaid the approximately $300 million outstanding commercial paper balance and borrowed approximately $300 million via the money pool on a long-term basis, as discussed below. As of December 31, 2009 and December 31, 2008, Duke Energy Carolinas had net short-term money pool receivables of approximately $589 million and $338 million, respectively, which are classified within Receivables in the accompanying Consolidated Balance Sheets. The $251 million increase in the money pool receivable for the year ended December 31, 2009 is reflected as a cash outflow in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows. At both December 31, 2009 and December 31, 2008, approximately $300 million of Duke Energy Carolinas’ money pool borrowings were classified as long-term borrowings within Long-Term Debt in the accompanying Consolidated Balance Sheets.

Accounts Receivable Securitization. Duke Energy Carolinas securitizes certain accounts receivable through Duke Energy Receivables Finance Company, LLC (DERF), a bankruptcy remote, special purpose subsidiary. DERF is a wholly-owned limited liability company with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization, on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy Carolinas’ franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit administered by Citibank, N.A., which terminates in September 2011. The credit facility and related securitization documentation contain several covenants, including covenants with respect to the accounts receivable held by DERF, as well as a covenant requiring that the ratio of Duke Energy Carolinas consolidated indebtedness to Duke Energy Carolinas consolidated capitalization not exceed 65%. As of December 31, 2009 and 2008, the interest rate associated with the credit facility, which is based on commercial paper rates, was 1.6% and 4.7%, respectively, and $300 million was outstanding under the credit facility as of both December 31, 2009 and 2008. The securitization transaction was not structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets and, accordingly, is reflected as a secured borrowing in the Consolidated Balance Sheets. As of December 31, 2009 and 2008, the $300 million outstanding balance of the credit facility was secured by approximately $556 million and $518 million, respectively, of accounts receivable held by DERF. The obligations of DERF under the credit facility are non-recourse to Duke Energy Carolinas. DERF meets the accounting definition of a VIE and is subject to the new accounting rules for consolidation and transfers of financial assets effective January 1, 2010 discussed in Note 1; however, the new accounting rules will not result in a substantial change to the accounting treatment for DERF.

Floating Rate Debt. Unsecured debt, secured debt and other debt included approximately $795 million and $1,022 million of floating-rate debt as of December 31, 2009, and 2008, respectively. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as a London Interbank Offered Rate. As of December 31, 2009 and 2008, the average interest rate associated with floating-rate debt was approximately 0.9% and 3.0%, respectively.

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2009

(in millions)

2010	$509
2011	307
2012	1,176
2013	403
2014	43
Thereafter	5,228

Total long-term debt, including current maturities	$7,666

Duke Energy Carolinas has the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than the above as a result of Duke Energy Carolinas’ ability to repay these obligations prior to their scheduled maturity.

Duke Energy Carolinas may be required to repay certain debt should the credit ratings at Duke Energy Carolinas fall to a certain level at Standard & Poor’s (S&P) or Moody’s Investors Service (Moody’s). As of December 31, 2009, Duke Energy Carolinas had $6 million of senior unsecured notes which mature serially through 2012 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB- at S&P or Baa3 at Moody’s, and $16 million of senior unsecured notes which mature serially through 2016 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB at S&P or Baa2 at Moody’s. As of February 1, 2010, Duke Energy Carolinas’ senior unsecured credit rating was A- at S&P and A3 at Moody’s.

Available Credit Facilities. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is approximately $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy and certain of its wholly-owned subsidiaries, including Duke Energy Carolinas, each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. At December 31, 2009, Duke Energy Carolinas’ borrowing sub limit under this master credit facility was $840 million. The amount available to Duke Energy Carolinas under the sub limits to Duke Energy’s master credit facility has been reduced by borrowings through the money pool arrangement, and the use of the master credit facility to backstop the issuances of letters of credit and certain tax-exempt bonds.

In September 2008, Duke Energy and certain of its wholly-owned subsidiaries, including Duke Energy Carolinas, borrowed a total of approximately $1 billion under Duke Energy’s master credit facility. Duke Energy Carolinas proportionate share of the borrowing was approximately $260 million, which was repaid from the proceeds received from a November 2008 debt issuance discussed above.

At December 31, 2009 and December 31, 2008, approximately $195 million and $422 million, respectively, of tax-exempt bonds, and approximately $300 million of money pool borrowings at both December 31, 2009 and 2008, both of which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Carolinas’ intent and ability to utilize such borrowings as long-term financing. Duke Energy and Duke Energy Carolinas’ credit facilities with non-cancelable terms in excess of

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

one year as of the balance sheet date give Duke Energy Carolinas the ability to refinance these short-term obligations on a long-term basis. The master credit facility served as a backstop for the $195 million of pollution control bonds outstanding at December 31, 2009 (of which approximately $100 million is in the form of letters of credit).

Restrictive Debt Covenants. Duke Energy’s credit agreements contain various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy Carolinas to not exceed 65%. Additionally, Duke Energy Carolinas’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2009, Duke Energy and Duke Energy Carolinas were in compliance with all covenants that would impact Duke Energy Carolinas’ ability to borrow funds under its debt and credit facilities. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Other Matters. In October 2007, Duke Energy filed a registration statement (Form S-3) with the SEC. Under this Form S-3, which is uncapped, Duke Energy and certain subsidiaries, including Duke Energy Carolinas, may issue debt through October 2010 at amounts, prices and with terms to be determined at the time of such offerings.

At December 31, 2009, approximately $2.4 billion of debt issued by Duke Energy Carolinas was guaranteed by Duke Energy.

14. Commitments and Contingencies

General Insurance

Duke Energy Carolinas carries insurance and reinsurance coverages either directly or through Duke Energy’s current (and Duke Energy Carolinas’ former) captive insurance company, Bison, and its affiliates, consistent with companies engaged in similar commercial operations with similar type properties. Duke Energy Carolinas’ insurance coverage includes (i) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from Duke Energy Carolinas’ operations; (ii) workers’ compensation liability coverage to required statutory limits; (iii) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (iv) insurance policies in support of the indemnification provisions of Duke Energy Carolinas’ by-laws and (v) property insurance covering the replacement value of all real and personal property damage, excluding electric transmission and distribution lines, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and extra expense. All coverage is subject to certain deductibles or retentions, sublimits, terms and conditions common for companies with similar types of operations.

Duke Energy Carolinas also maintains excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Limits, terms, conditions and deductibles are comparable to those carried by other energy companies of similar size.

The cost of Duke Energy Carolinas’ general insurance coverage can fluctuate year to year reflecting the changing conditions of the insurance markets.

Nuclear Insurance

Duke Energy Carolinas owns and operates the McGuire and Oconee Nuclear Stations and operates and has a partial ownership interest in the Catawba Nuclear Station. The McGuire and Catawba Nuclear Stations have two nuclear reactors each and Oconee has three. Nuclear insurance includes: nuclear liability coverage; property, decontamination and premature decommissioning coverage; and business interruption and/or extra expense coverage. The other joint owners of the Catawba Nuclear Station reimburse Duke Energy for certain expenses associated with nuclear insurance premiums. The Price-Anderson Act requires Duke Energy Carolinas to provide for public liability claims resulting from nuclear incidents to the maximum total financial protection liability, which was approximately $12.5 billion and increased to approximately $12.6 billion effective January 1, 2010.

Primary Liability Insurance. Duke Energy Carolinas has purchased the maximum reasonably available private primary liability insurance as required by law, which was $300 million and increased to $375 million effective January 1, 2010.

Excess Liability Program. This program provides approximately $12.2 billion of coverage through the Price-Anderson Act’s mandatory industry-wide excess secondary financial protection program of risk pooling. The $12.2 billion is the sum of the current potential cumulative retrospective premium assessments of $117.5 million per licensed commercial nuclear reactor. This would be increased by $117.5 million for each additional commercial nuclear reactor licensed, or reduced by $117.5 million for nuclear reactors no longer operational and may be exempted from the risk pooling program. Under this program, licensees could be assessed retrospective premiums to compensate for public liability damages in the event of a nuclear incident at any licensed facility in the U.S. If such an incident should occur and public liability damages exceed primary liability insurance, licensees may be assessed up to $117.5 million for each of their licensed reactors, payable at a rate not to exceed $17.5 million a year per licensed reactor for each incident. The assessment and rate are subject to indexing for inflation and may be subject to state premium taxes. The Price-Anderson Act provides for an inflation adjustment at least every five years with the last adjustment effective October 2008.

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

In the event of large industry losses, NEIL’s Board of Directors may assess Duke Energy Carolinas for amounts up to ten times its annual premiums. The current potential maximum assessments are: Primary Property Insurance—$37 million, Excess Property Insurance—$43 million and Accidental Outage Insurance—$22 million.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Pursuant to regulations of the NRC, each company’s property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after a qualifying accident, and second, to decontaminate before any proceeds can be used for decommissioning, plant repair or restoration.

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

Included in Other within Deferred Credits and Other Liabilities and Other on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $13 million and $15 million as of December 31, 2009 and December 31, 2008, respectively. These accruals represent Duke Energy Carolinas’ provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable. Costs associated with remediation activities within Duke Energy Carolinas’ regulated operations are typically expensed unless recovery of the costs is deemed probable.

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

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 began in 2009 for NO x and begins in 2010 for SO 2. Phase 2 begins in 2015 for both NO x and SO 2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. District Court asking the court to reconsider various parts of its rule vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. The EPA has indicated that it currently plans on issuing a proposed rule in April-May 2010 timeframe. It is uncertain how long the current CAIR will remain in effect or how the new rulemaking will alter the CAIR.

The emission controls Duke Energy Carolinas is installing to comply with state specific clean air legislation will contribute significantly to achieving compliance with the CAIR requirements. Additionally, Duke Energy Carolinas is currently unable to estimate the costs to comply with any new rule the EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above.

Coal Combustion Product (CCP) Management. Duke Energy Carolinas currently estimates that it will spend approximately $87 million over the period 2010-2014 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems.

The EPA and a number of states are considering additional regulatory measures that will contain specific and more detailed requirements for the management and disposal of coal combustion products, primarily ash, from Duke Energy Carolinas’ coal-fired power plants. The EPA has indicated that it intends to propose a rule early in 2010. Additional laws and regulations under consideration which more stringently regulate coal ash, including the potential regulation of coal ash as hazardous waste, will likely increase costs for Duke Energy Carolinas’ coal facilities. Duke Energy Carolinas is unable to estimate its potential costs at this time.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Department of Justice (DOJ), acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of Duke Energy Carolinas’ plants have been subject to these allegations. Duke Energy Carolinas asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

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

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

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

Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in federal court alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the MACT emission limits will be met for all prospective hazardous air emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In July 2008, Duke Energy Carolinas voluntarily performed a MACT assessment of air emission controls planned for Cliffside Unit 6 and submitted the results to the DENR. On August 8, 2008 the plaintiffs filed a motion for summary judgment. On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a MACT process before the DAQ. The court did not order an injunction against further construction, but retained jurisdiction to monitor the MACT proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MACT filing and supporting information to the DAQ specifically seeking DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the CAA and submitting a MACT determination application. Concurrent with the initiation of the MACT process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit Court of Appeals of the Court’s December 2, 2008 order to reverse the Court’s determination that Duke Energy Carolinas violated the CAA. The DAQ issued the revised permit on March 13, 2009, as discussed above. Based upon DAQ’s minor-source determination, Duke Energy Carolinas filed a motion requesting that the court abstain from further action on the matter and dismiss the plaintiffs’ complaint. The court granted Duke Energy Carolinas motion to abstain and dismissed the plaintiffs’ complaint without prejudice. On August 3, 2009, plaintiffs filed a notice of appeal of the court’s order and Duke Energy Carolinas likewise appealed on the grounds, among others, that the dismissal should have been with prejudice to any future filing.

It is not possible to predict with certainty whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, that Duke Energy Carolinas might incur in connection with this matter. To the extent that a court of proper jurisdiction halts construction of the plant, Duke Energy Carolinas will seek to meet customers’ needs for power through other resources. In addition, Duke Energy Carolinas will seek appropriate regulatory treatment for the investment in the plant.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (i.e., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. The plaintiffs also seek to divide the putative class into sub-classes based on age. Six causes of action are alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. Plaintiffs seek a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A portion of this contingent liability was assigned to Spectra Energy in connection with the spin-off in January 2007. A hearing on the plaintiffs’ motion to amend the complaint to add an additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007. On June 2, 2008, the court issued its ruling denying plaintiffs’ motion to add the additional claim and dismissing a number of plaintiffs’ claims, including the claims for ERISA age discrimination. Since that date, plaintiffs have notified Duke Energy that they are withdrawing their ADEA claim. On September 4, 2009, the court issued its order certifying classes for three of the remaining claims but not certifying their claims as to plaintiffs’ fiduciary duty claims. At an unsuccessful mediation in September 2008, the plaintiffs quantified their claims as being in excess of $150 million. It is not possible to predict with certainty the damages, if any, that Duke Energy might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled approximately $980 million and $1,031 million as of December 31, 2009 and December 31, 2008, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change Duke Energy Carolinas’ estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside the control of Duke Energy Carolinas, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third-party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,051 million in excess of the self insured retention. Insurance recoveries of approximately $984 million and $1,032 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2009 and December 31, 2008, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

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

Duke Energy Carolinas has exposure to certain legal matters that are described herein. As of December 31, 2009 and December 31, 2008, Duke Energy Carolinas has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of approximately $1 billion and $1.1 billion, respectively, for these proceedings and exposures. These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. Duke Energy Carolinas has insurance coverage for certain of these losses incurred. As of December 31, 2009 and December 31, 2008, Duke Energy Carolinas recognized approximately $984 million and $1,032 million, respectively, of probable insurance recoveries related to these losses.

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

Operating and Capital Lease Commitments

Duke Energy Carolinas leases assets in several areas of its operations. Consolidated rental expense for operating leases was $56 million in 2009, $85 million in 2008 and $48 million in 2007, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Duke Energy Carolinas has no capital leases as of December 31, 2009. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, as of December 31, 2009:

Operating Leases
(in millions)

2010	$54
2011	31
2012	25
2013	20
2014	14
Thereafter	92

Total future minimum lease payments	$236

15. Employee Benefit Plans

Duke Energy Retirement Plans. Duke Energy Carolinas participates in Duke Energy’s qualified non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. In 2009, Duke Energy Carolinas made a cash contribution of approximately $158 million to Duke Energy’s qualified pension plan. Duke Energy Carolinas did not make any contributions to Duke Energy’s defined benefit plans during the years ended December 31, 2008 or 2007.

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

Net periodic pension costs disclosed in the tables below for the qualified, non-qualified and other post-retirement benefit plans represent the cost of the respective plan for the periods presented. However, portions of the net periodic pension costs (benefits) disclosed in the tables have been capitalized as a component of property, plant and equipment. As required by applicable accounting rules, Duke Energy uses a December 31 measurement date for its plan assets.

Since Duke Energy is the sponsor of the qualified pension plans, non-qualified pension plans and other post-retirement benefit plans, Duke Energy Carolinas does not have any amounts reflected on its Consolidated Balance Sheets related to obligations associated with such plans.

Amounts presented in the tables below represent the amounts of pension and other post-retirement benefit cost allocated by Duke Energy for employees of Duke Energy Carolinas. Additionally, Duke Energy Carolinas is allocated its proportionate share of pension and other post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Carolinas. These allocated amounts are included in the governance and shared services costs discussed in Note 11.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

Qualified Pension Plans

Components of Net Periodic Pension (Benefit) Costs as allocated by Duke Energy: Qualified Pension Plans

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)

Service cost benefit earned during the year	$31	$34	$35
Interest cost on projected benefit obligation	95	94	93
Expected return on plan assets	(142)	(141)	(137)
Amortization of prior service cost (credit)	1	1	(2)
Amortization of loss	2	9	23
Other	7	9	9

Net periodic pension (benefit) costs	$(6)	$6	$21

The fair value of Duke Energy’s plan assets (excluding plans sponsored by Cinergy Corp. (Cinergy), a wholly-owned subsidiary of Duke Energy effective with a merger in April 2006), was approximately $2,296 million as of December 31, 2009 and approximately $1,743 million as of December 31, 2008. The projected benefit obligation of Duke Energy’s plan (excluding Cinergy plans), was approximately $2,467 million as of December 31, 2009 and approximately $2,169 million as of December 31, 2008. The accumulated benefit obligation of Duke Energy’s plan (excluding Cinergy plans) was approximately $2,384 million as of December 31, 2009 and approximately $2,094 million as of December 31, 2008.

Non-Qualified Pension Plans

Net periodic pension expense was approximately $2 million for each of the years ended December 31, 2009, 2008 and 2007, respectively.

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

Components of Net Periodic Other Post-Retirement Benefit Costs as allocated by Duke Energy

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)

Service cost benefit earned during the year	$2	$2	$3
Interest cost on accumulated post-retirement benefit obligation	21	21	24
Expected return on plan assets	(11)	(11)	(9)
Amortization of prior service (credit) cost	(5)	(5)	2
Amortization of net transition liability	9	9	9
Curtailment charge	—	—	8
Amortization of loss	1	2	5

Net periodic other post-retirement benefit costs	$17	$18	$42

Other Plans

Duke Energy sponsors, and Duke Energy Carolinas participates in, an employee savings plan that covers substantially all U.S. employees. Duke Energy contributes a matching contribution equal to 100% of before-tax employee contributions, of up to 6% of eligible pay per period. Duke Energy Carolinas expensed pre-tax plan contributions, as allocated by Duke Energy, of approximately $36 million in 2009, $35 million in 2008 and $35 million in 2007.

PART II

DUKE ENERGY CAROLINAS, LLC

Notes To Consolidated Financial Statements—(Continued)

16. Other Income and Expenses, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	For the years ended December 31,
	2009	2008	2007
	(in millions)

Income/(Expense):
Interest income	$6	$15	$45
AFUDC equity	125	95	47
Deferred returns	(7)	(11)	(15)
Other	(2)	(1)	(1)

Total	$122	$98	$76

17. Subsequent Events

For information on subsequent events related to regulatory matters, related parties and commitments and contingencies, see Notes 4, 11 and 14, respectively.

In January 2010, Duke Energy announced plans to offer a voluntary severance plan to approximately 8,750 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. The window for employees to request to voluntarily end their employment under this plan opened on February 3, 2010 and closed on February 24, 2010 for 8,400 eligible employees, which includes approximately 4,033 Duke Energy Carolinas employees. Additionally, Duke Energy Carolinas will be allocated its proportionate share of benefit costs for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Carolinas. Duke Energy Carolinas currently estimates severance payments associated with this voluntary plan, including allocated costs discussed above, of approximately $84 million. However, until management of Duke Energy approves the requests, it reserves the right to reject any request to volunteer based on business needs and/or excessive participation.

18. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions)

2009
Operating revenues	$1,353	$1,290	$1,544	$1,308	$5,495
Operating income	306	291	450	240	1,287
Net income	162	151	265	124	702
2008
Operating revenues	$1,384	$1,484	$1,652	$1,383	$5,903
Operating income	307	257	481	250	1,295
Net income	168	122	280	120	690

There were no unusual or infrequently occurring items during the first, second, third or fourth quarters of 2009 or 2008.

PART II

DUKE ENERGY CAROLINAS, LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions :		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)

December 31, 2009:
Injuries and damages	$1,031	$—	$—	$51	$980
Allowance for doubtful accounts	7	17	—	16	8
Other(b)	200	4	—	80	124

	$1,238	$21	$—	$147	$1,112

December 31, 2008:
Injuries and damages	$1,081	$—	$—	$50	$1,031
Allowance for doubtful accounts	6	15	—	14	7
Other(b)	189	18	—	7	200

	$1,276	$33	$—	$71	$1,238

December 31, 2007:
Injuries and damages	$1,175	$—	$22	$116	$1,081
Allowance for doubtful accounts	5	14	—	13	6
Other(b)	207	8	1	27	189

	$1,387	$22	$23	$156	$1,276

(a)	Principally cash payments and reserve reversals.
(b)	Principally nuclear property insurance and other reserves, included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Carolinas has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2009 and other than the fourth quarter system change described below, have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the fourth quarter of 2009, Duke Energy Carolinas implemented a new system for online customer billing and payment. The system change is a result of an evaluation of the previous system and related processes to support evolving operational needs and is not the result of any identified deficiencies in the previous systems. Duke Energy Carolinas reviewed the implementation effort as well as the impact on Duke Energy Carolinas’ internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address these system changes.

Management’s Annual Report On Internal Control Over Financial Reporting

Duke Energy Carolinas’ management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Duke Energy Carolinas’ management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

PART III

Item 14. Principal Accounting Fees and Services.

Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) provided professional services to Duke Energy Corporation (Duke Energy) and its consolidated subsidiaries, for 2009 and 2008. The following table presents the fees that have been allocated to Duke Energy Carolinas, LLC (Duke Energy Carolinas):

Type of Fees	FY 2009	FY 2008
	(In millions)

Audit Fees(a)	$4.1	$4.6
Audit-Related Fees(b)	0.8	0.8
Tax Fees(c)	0.2	0.2

Total Fees:	$5.1	$5.6

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of Duke Energy and are allocated by Duke Energy to Duke Energy Carolinas for the audit of the Duke Energy Carolinas consolidated financial statements included in Duke Energy Carolinas’ annual report on Form 10-K and review of financial statements included in Duke Energy Carolinas quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards.
(b)	Audit-Related Fees are fees billed by Deloitte to Duke Energy and are allocated by Duke Energy to Duke Energy Carolinas for assurance and related services that are reasonably related to the performance of an audit or review of Duke Energy Carolinas financial statements, including assistance with acquisitions and divestitures and internal control reviews.
(c)	Tax Fees are fees billed by Deloitte to Duke Energy and are allocated by Duke Energy to Duke Energy Carolinas for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that provides that the independent public accountants are only permitted to provide services to Duke Energy and its consolidated subsidiaries, including Duke Energy Carolinas that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event that the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the Securities and Exchange Commission’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in 2009 and 2008 by the independent public accountant were approved by the Duke Energy Audit Committee pursuant to its pre-approval policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

Duke Energy Carolinas, LLC:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Member’s Equity and Comprehensive Income for the Years ended December 31, 2009, 2008 and 2007

Notes to the Consolidated Financial Statements

Quarterly Financial Data, as revised (unaudited, included in Note 18 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2009, 2008 and 2007

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

Date: March 12, 2010

DUKE ENERGY CAROLINAS, LLC (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS
James E. Rogers
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG
Steven K. Young
Senior Vice President and Controller (Principal Accounting Officer)

(iii)	Directors:

/s/ James E. Rogers
James E. Rogers

/s/ Lynn J. Good
Lynn J. Good

/s/ James L. Turner
James L. Turner

Date: March 12, 2010

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

Exhibit Number
2.1	Agreement and Plan of Merger, dated as of May 8, 2005, as amended as of July 11, 2005, as of October 3, 2005 and as of March 30, 2006, by and among the registrant, Deer Holding Corp., Cinergy Corp., Deer Acquisition Corp., and Cougar Acquisition Corp. (filed in Form 8-K of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.), File No. 1-32853, April 4, 2006, as Exhibit 2.1).

3.1	Articles of Organization Including Articles of Conversion (filed with Form 8-K of registrant, File No. 1-4928, April 7, 2006, as exhibit 3.1).

3.1.1	Amended Certificate of Incorporation, effective October 1, 2006 (filed with the Form 10-Q of the registrant for the quarter ended September 30, 2006, File No. 1-4928, as exhibit 3.1).

3.2	Limited Liability Company Operating Agreement (filed with Form 8-K of registrant, File No. 1-4928, April 7, 2006, as exhibit 3.2).

10.1	Purchase and Sale Agreement dated as of January 8, 2006, by and among Duke Energy Americas, LLC, and LSP Bay II Harbor Holding, LLC (filed with Form 10-Q of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.) for the quarter ended March 31, 2006, File No. 1-32853, as exhibit 10.2).

10.1.1	Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC (filed with Form 10-Q of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.) for the quarter ended March 31, 2006, File No. 1-32853, as exhibit 10.2.1).

10.2	Fifteenth Supplemental Indenture, dated as of April 3, 2006, among the registrant, Duke Energy and JPMorgan Chase Bank, N.A. (as successor to Guaranty Trust Company of New York), as trustee (the “Trustee”), supplementing the Senior Indenture, dated as of September 1, 1998, between Duke Power Company LLC (formerly Duke Energy Corporation) and the Trustee (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, August 9, 2006, as exhibit 10.1).

10.3	Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, August 9, 2006, as exhibit 10.15).

10.4	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed with the Form 8-K of the registrant, July 5, 2007, File No. 1-4928, as Exhibit 10.1).

10.5	Asset Purchase Agreement by and Between Saluda River Electric Cooperative, Inc., as Seller, and Duke Energy Carolinas, LLC, as Purchaser, dated December 20, 2006 (filed with the Form 8-K of the registrant, File No. 1-4928, December 27, 2006, as exhibit 10.1).

10.6	Settlement between Duke Energy Corporation, Duke Energy Carolinas, LLC and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the U.S. Department of Energy dated as of March 6, 2007 (filed with the Form 8-K of the registrant, File No. 1-4928, March 12, 2007, as item 8.01).

10.7	Engineering, Procurement and Construction Agreement, dated July 11, 2007, by and between Duke Energy Carolinas, LLC and Stone &Webster National Engineering P.C. (filed with the Form 10-Q of the registrant, November 13, 2007, File No. 1-4928, as Exhibit 10.1). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.8	Amended and Restated Engineering, Procurement and Construction Agreement, dated February 20, 2008, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (filed with the Form 10-Q of the registrant, May 14, 2008, File No. 1-4928, as Exhibit 10.1). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.9	Amended No. 1 to the Amended and Restated Credit Agreement (filed on Form 8-K of the registrant, March 12, 2008, File No. 1-4928, as Exhibit 10.1).

*10.10***	Amended and Restated Engineering and Construction Agreement, dated as of December 21, 2009, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc.

10.11	Eighty-Eighth Supplemental Indenture dated as of November 17, 2008, between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed with the Form 8-K of the registrant, File No. 1-4928, November 17, 2008, as item 4.1).

10.12	Underwriting Agreement, dated as of November 12, 2008, with Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named therein, in connection with Duke Energy Carolinas, LLC’s issuance and sale of $400,000,000 aggregate principal amount of its First and Refunding Mortgage Bonds, 5.75% Series C due 2013 and $500,000,000 aggregate principal amount of its First and Refunding Mortgage Bonds, 7.00% Series C due 2018 (filed with the Form 8-K of the registrant, File No. 1-4928, November 17, 2008, as item 99.1).

E-1

Exhibit Number
*12	Computation of Ratio of Earnings to Fixed Charges.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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